Form 10-K
period 1995-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 1996-03-29
CIK 791963

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-K


(Mark One)
  x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     (Fee required)

    For the fiscal year ended          Commission file number
    December 31, 1995                  1-14416

  ___Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee required)
   For the transition period from _________ to _________.



  FAHNESTOCK VINER HOLDINGS INC.
  (Exact name of registrant as
  specified in its charter)


  Ontario, Canada                     98-0080034
  (State or other jurisdiction of     (I.R.S.Employer
  incorporation or organization)       Identification No.)

  P.O. Box 16, Suite 1204                      M5H 3M7
  181 University Ave.,
  Toronto, Ontario,Canada
  (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:416-364-3397

  Securities registered pursuant to Section 12(b) of the Act:

  Title of each class         Name of each exchange
                              on which registered

  Not Applicable                  Not Applicable

  Securities registered pursuant to Section 12(g) of the Act:

   Title of each class


  Class A non-voting shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                 No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated because no class of voting stock of the Company is publicly traded.

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on December 31, 1995 was 11,940,410 and 99,680 shares, respectively.

TABLE OF CONTENTS


Item
No.                                                                     Page

         PART I
1.       Business                                                         1
2.       Properties                                                      19
3.       Legal Proceedings                                               20
4.       Submission of Matters to a Vote
         of Security Holders                                             20


         PART II

5.       Market for Registrant's Common Equity
         and Related Stockholder Matters                                 21
6.       Selected Financial Data                                         26
7.       Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations                                           27
8.       Financial Statements and Supplementary
         Data                                                            34
                                                               (See F1-F15)
9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                                            34

         PART III

10.      Directors and Executive Officers
         of the Registrant                                               34
11.      Executive Compensation                                          37
12.      Security Ownership of Certain Beneficial
         Owners and Management                                           41
13.      Certain Relationships and Related
         Transactions                                                    43

         PART IV

14.      Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                         44
                                                                (See E1-E2)

         Signatures                                                      45
/TABLE

PART I

Item 1. BUSINESS

Introduction

Fahnestock Viner Holdings Inc., formerly called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the "Company"), maintains its registered office and principal place of business at 181 University Avenue, Suite 1204, Toronto, Ontario M5H 3M7 and its telephone number is (416)364-3397.

The Company was originally incorporated under the laws of British Columbia. Pursuant to Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co., Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"), Pace Securities Inc., a New York corporation ("Pace"), and Hudson Capital Advisors Inc., a New York corporation ("Hudson Capital"). Fahnestock, Hudson Capital, Freedom and Pace are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock is the principal Operating Subsidiary. Fahnestock is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, Fahnestock operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Freedom has succeeded to the discount securities brokerage business of Pace (which discontinued operations in July, 1995) in the United States. Hudson Capital is engaged in the investment advisory business in the United States.


On December 13, 1993, Fahnestock purchased all of the issued shares of Reich & Co. Inc, an Alabama corporation ("Reich"), a United States brokerage firm based in New York City. Reich is not currently engaged in the brokerage or any other operating business. Reich's brokerage accounts have been transferred to Fahnestock.

At December 31, 1995, Fahnestock employed 564 full-time registered representatives and 399 employees in trading, research, investment banking, investment advisory services, public finance and support positions for Fahnestock's 51 offices in the United States (operating as Fahnestock in the Northeast and Florida, as the B.C.Christopher division of Fahnestock in the Midwest and as the W.H. Newbold's Son division of Fahnestock in Pennsylvania) and for Freedom in its offices in Omaha, Nebraska. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

General

The operations of the Company and the Operating Subsidiaries are within a single industry segment. No material part of the Company's revenues, taken as a whole, are derived from a single customer or group of customers.

The Operating Subsidiaries are engaged in a broad range of activities in the securities brokerage business, including retail securities brokerage, institutional sales, bond trading and investment banking - offering both corporate and public finance services, underwriting, research, market making and investment advisory and asset management services.

Fahnestock and Freedom are members of the New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc. ("NASD"); and Fahnestock is a member of the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the Philadelphia Stock Exchange, Inc. ("PHLX"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry Association ("SIA"). In addition, Fahnestock has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities.

Fahnestock, which acts as a clearing broker for Freedom, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were 0.095%, 0.073% and 0.054% in 1995, 1994 and 1993, respectively, of the adjusted combined gross revenues of Fahnestock and Freedom (and until July, 1995, Pace). In addition, Fahnestock has purchased additional protection from Aetna Casualty and Surety Company of an additional $9,500,000 per customer. Upon request, Fahnestock, at the customer's expense, will obtain additional protection for a customer whose securities account is in excess of $10,000,000.

Products

The following table sets forth the amount and percentage of the Company's revenues from each principal source for the periods indicated.

(Dollars in thousands,
except percentages)               Year ended December 31,
                           1995     %     1994     %     1993     %
 Commissions             $ 62,543  34%  $ 54,102  34%   $60,016  37%
Firm trading and
investment income          63,238  34%    54,332  35%    57,323  35%
Interest                   35,399  19%    23,085  15%    15,179  10%
Underwriting fees           3,960   2%     8,204   5%    12,134   8%
Advisory fees              10,934   6%    11,663   7%    11,972   7%
Other                       8,359   5%     5,867   4%     5,361   3%

Total revenues           $184,433 100%  $157,253 100%  $161,985 100%


The Company derives most of its revenues from the operations of its principal subsidiary, Fahnestock. Although maintained as separate entities, because Fahnestock acts as clearing broker in transactions initiated by Freedom (and formerly by Pace), the operations of the Company's brokerage subsidiaries are closely related. Except as expressly otherwise stated, the discussion below pertains to the operations of Fahnestock.

COMMISSIONS

A significant portion of Fahnestock's revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule which Fahnestock has formulated. In certain cases, discounts are granted to customers, generally on large trades or to active customers. Fahnestock also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various commodities exchanges.

Commission business relies heavily on the services of account executives with good sales production records. Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail account executives (excluding the institutional account executives referred to below) in Fahnestock's offices. Fahnestock's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are served by institutional brokers. (For a discussion of the regulation of these, see "Regulation".) The institutional department is supported by the research department which provides coverage of a number of industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Fahnestock provides a full range of securities clearance services to four non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest" and "Securities Borrowed And Loaned." In most cases, Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms often guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

The correspondent clearing procedure for fully-disclosed accounts involves a series of steps: The correspondent broker opens an account for its customer and takes the customer's order for the purchase and sale of securities. The order is then executed by the correspondent firm or Fahnestock. Fahnestock completes the transaction by taking possession of the customer's cash, if securities are being purchased, or certificates, if securities are being sold, lending the customer any amounts required if the purchase is being made on margin, and making delivery to the broker for the other party to the transaction. Fahnestock or the correspondent sends the customer a written confirmation containing the details of each transaction the day after it is executed, and Fahnestock sends each customer a monthly statement for the entire account. The execution, clearance, settlement, receipt, delivery and record-keeping functions involved in the clearing process require the performance of a series of complex steps, many of which are accomplished with data processing equipment.

In addition to executing trades, Fahnestock also provides other services to its correspondents, including performance of accounting functions, provision of office services, custody of securities and compliance with regulatory requirements. The responsibilities arising out of Fahnestock's clearing relationships are allocated pursuant to agreements with its correspondents. To the extent that the correspondent broker has resources available, this allocation of responsibilities protects Fahnestock against claims by customers of correspondent brokers where the responsibility for the function giving rise to a claim has been allocated to the correspondent broker. If the correspondent is unable to meet its obligations to its customers, however, dissatisfied customers may attempt to obtain recovery from Fahnestock.

Floor Brokerage

In addition to transactions in which Fahnestock executes transactions for itself or its own customers, Fahnestock acts as agent for the accounts of other brokers. With its memberships on the various exchanges, Fahnestock attempts to utilize excess execution capacity by executing orders for other brokerage firms. Fahnestock bills such other firms at prevailing rates which are set on a basis competitive with rates charged by other brokerage firms performing similar functions.

FIRM TRADING AND INVESTMENT INCOME

Market-Making

Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 1995, Fahnestock made approximately 1,700 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

The U.S. Justice Department and the SEC are currently conducting an investigation of industry over-the-counter trading practices. This investigation is not complete and the ultimate impact on the industry is unknown.

Trading profits or losses depend on (i) the skills of those employees engaged in market-making activities, (ii) the capital allocated to holding positions in securities and (iii) the general trend of prices in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits or an exposure to risk of loss due to market fluctuations. Fahnestock takes both long and short positions in those securities in which it makes a market.

The size of its securities positions on any one day may not be representative of Fahnestock's exposure on any other day because securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of stocks which Fahnestock may carry is limited by the Net Capital Rule. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

To a lesser extent, Fahnestock also buys and sells municipal bonds, Ginnie Maes, Unit Investment Trusts and U.S. Treasury Securities as well as other fixed income securities for its own account in the secondary market and maintains an inventory of municipal bonds and other securities and resells bonds from its inventory to dealers as well as to institutional and retail customers.

Other Trading Activities

Fahnestock holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market, and may engage from time to time in other types of principal transactions in securities. Fahnestock has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department and a department which trades high yield securities
(commonly referred to as "junk bonds"). These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Fahnestock from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. Fahnestock does not carry "bridge loans" (i.e., short-term loans made in anticipation of intermediate-term or long-term financing). No substantial losses relating to Fahnestock's risk arbitrage activities have been incurred.

Investment Income

Dividends and interest earned on securities held in inventory are treated as investment income.

Firm trading and investment income, including market-making and other trading and investment activities, accounted for approximately 34%, 35% and 35%, respectively, of Fahnestock's total revenues for the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

Risk Management

Fahnestock's principal transactions and brokerage activities expose it to credit and market risks. When Fahnestock advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Fahnestock may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Fahnestock's securities positions are subject to fluctuations in market value and liquidity.

Fahnestock monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses of each trading department are reported to senior management on a daily basis.

In addition to monitoring the credit worthiness of its customers, Fahnestock imposes more conservative margin requirements than those of the NYSE. Generally, Fahnestock limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). In comparison, the NYSE permits loans of up to 75% of the value of the securities in a customer's account.

INTEREST

Fahnestock derives net interest income from the financing of customer margin loans and its securities lending activities. See
"Customer Financing" and "Securities Borrowed and Loaned."

Customer Financing

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, Fahnestock extends credit to the customer, collateralized by securities and/or cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates based upon the brokers call rate (the prevailing interest rate charged by banks on collateralized loans to broker-dealers), to which is added an additional amount of up to 2%.

In each of the last five years, financing activities conducted on behalf of its customers has provided Fahnestock with a substantial source of revenue. A substantial portion of these financing activities are undertaken in connection with Fahnestock's securities clearance business and its own retail business. See "Commissions." The amount of Fahnestock's interest revenue is affected by the volume of customer borrowing and by prevailing interest rates.

The primary source of funds to finance customers' margin account borrowings are collateralized and uncollateralized bank borrowings, funds generated by lending securities on a cash collateral basis in excess of the amount of securities borrowed and free credit balances in customers' accounts. Free credit balances in customers' accounts, to the extent not required to be segregated pursuant to SEC rules, may be used in the conduct of Fahnestock's business, including the extension of margin credit. Subject to applicable regulations, interest is paid by Fahnestock on most, but not all, of such free credit balances awaiting reinvestment by customers. To the extent that the use of free credit balances reduces borrowings, interest expense is reduced.

Margin lending by Fahnestock is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and Fahnestock's internal policies. By permitting customers to purchase on margin, Fahnestock takes the risk of a market decline that would reduce the value of its collateral below the customer's indebtedness before the collateral could be sold. Under applicable NYSE rules, in the event of a decline in the market value of the securities in a margin account, Fahnestock is obligated to require the customer to deposit additional securities or cash in the account so that at all times the loan to the customer for the purchase of marginable securities is no greater than 75% of the market value of such securities or cash in the account.

Securities Borrowed and Loaned

In connection with both its trading and brokerage activities, Fahnestock borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. When borrowing securities, Fahnestock is required to deposit cash or other collateral, or to post a letter of credit with the lender and receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate of return.

When lending securities, Fahnestock receives cash or similar collateral and generally pays a rebate (based on the amount of cash deposited) to the other party to the transaction. Transactions in which stocks are borrowed or loaned are generally executed pursuant to written agreements with counterparties which require that the securities borrowed be marked to market on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. Margin adjustments are usually made on a daily basis through the facilities of various clearing houses.

UNDERWRITING BUSINESS

Fahnestock manages the underwriting of both corporate and municipal securities and participates as an underwriter in the syndicates of issues managed by other securities firms. The corporate finance department is responsible for originating and developing transactions which include underwriting, mergers and acquisitions, private placements, valuations, financial advisory work and other investment banking matters.

The management of and participation in public offerings involve significant risks. An underwriter may incur losses if it is unable to resell at a profit the securities it has purchased. Under federal and state securities and other laws, an underwriter is subject to substantial liability for misstatements or omissions that are judged to be material in prospectuses and other communications related to underwriting.

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 2% of its revenues from underwriting in 1995 compared to 5% and 8%, respectively in 1994 and 1993. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

INVESTMENT ADVISORY BUSINESS

Hudson Capital and Fahnestock (through its divisions Fahnestock Asset Management and Newbold Investment Advisory) and since November, 1994, Niagara Investment Advisors Inc.("Niagara"), a Buffalo, N.Y. firm in which Fahnestock owns a minority interest, provide investment advisory services for a fee to their respective clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Fahnestock's customary commission schedule.

At December 31, 1995 Fahnestock, Hudson Capital and Niagara together had over $1.7 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time. Although Fahnestock and Hudson Capital have developed new asset management products including mutual funds, there can be no assurance that they will be successful.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 178 persons in its administration and operations departments at its head office.

There is considerable fluctuation during any year and from year to year in the volume of transactions Fahnestock must process. Fahnestock records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render Fahnestock liable for disciplinary action by governmental and self-regulatory organizations.

Fahnestock executes its own and certain of its correspondents' securities transactions on all United States exchanges of which it is a member and in the over-the-counter market. Fahnestock clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks.

Fahnestock believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Fahnestock carries a broker's blanket insurance bond covering loss or theft of securities, forgery of cheques and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15,000,000 with a self-insurance retention of $100,000.

COMPETITION

Fahnestock encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has recently been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations which have entered the securities industry through acquisition, and from other entities. Several leading commercial banks have petitioned the Federal Reserve Board for permission, and have been permitted, to a limited degree, to enter into various new financial service activities, such as underwriting certain mortgage-backed, collateralized and municipal revenue securities, as well as commercial paper and equities issued by industrial corporations. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: merger and acquisition advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers. These developments may lead to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than Fahnestock for investment funds by offering a greater range of financial services.

Fahnestock believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. Fahnestock and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to hold existing and attract potential clients. Many of Fahnestock's competitors engage in these programs more extensively than does Fahnestock.

There is substantial commission discounting by broker-dealers competing for institutional and retail brokerage business. The continuation of such discounting and an increase in the incidence thereof could adversely affect Fahnestock. However, an increase in the use of discount brokerages could be beneficial to Freedom.


REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the NYSE, which has been designated as Fahnestock's primary regulator with respect to securities activities and the National Futures Association which has been designated as Fahnestock's primary regulator with respect to commodities activities. The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto Rico.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Recently, the SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect creditors and shareholders of broker-dealers.

Fahnestock, Hudson Capital and Niagara are also subject to regulation by the SEC and under certain state laws in connection with their businesses as investment advisors.

Margin lending by Fahnestock is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, Fahnestock is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, Fahnestock may (and currently does) impose more restrictive margin requirements than required by such rules. See "Customer Financing."

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of the NYSE, Fahnestock is subject to certain net capital requirements pursuant to Rule 15c3-l (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

Fahnestock elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Fahnestock is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule l5c3-3 under the Exchange Act). "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are includable in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings minus certain mandatory deductions that result from excluding assets that are not readily convertible into cash and deductions for certain operating charges. The Rule values certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments (called "haircuts") in the market value of securities to reflect the possibility of a market decline prior to disposition.

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries.

Item 2. PROPERTIES

The Company maintains offices at 181 University Avenue, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Fahnestock at 110 Wall Street, New York, New York. This office also serves as the base for most of Fahnestock's research, operations and trading, investment banking and investment advisory services, though other offices also have employees who work in these areas. Generally, the offices outside of 110 Wall Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in cooperation with Fahnestock's New York office using the data processing facilities located there. Freedom conducts its business from its offices located at 11422 Miracle Hills Dr., Omaha, Nebraska. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but occupy office space totalling approximately 244,000 square feet in 51 locations under standard commercial terms expiring between 1996 and 2004. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject. The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Class B voting shares (the "Class B Shares"), the Company's only class of voting securities, are not registered under the Exchange Act and are not required to be registered. The Class B Shares have fewer than 500 shareholders of record. Consequently, the Company is not required under Section 14 of the Exchange Act to furnish proxy soliciting material or an information statement to holders of the Class B Shares. However, the Company is required under applicable Canadian securities laws to provide proxy soliciting material, including a management proxy circular, to the holders of its Class B Shares.

Pursuant to the Company's Articles of Incorporation, holders of Class A non-voting shares (the "Class A Shares"), although not entitled to vote thereat, are entitled to receive notices of shareholders' meetings and to receive all informational documents required by law or otherwise to be provided to holders of Class B Shares. In addition, holders of Class A Shares are entitled to attend and speak at all meetings of shareholders, except class meetings not including the Class A Shares.

In the event of either a "take-over bid" or an "issuer bid", (as those terms are defined in the Securities Act,(Ontario)) being made for the Class B Shares and no corresponding offer being made to purchase Class A Shares, the holders of Class A Shares would have no right under the Articles of Incorporation of the Company or under any applicable statute to require that a similar offer be made to them to purchase their Class A Shares.

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's fiscal year.


PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's Class A Shares (trading symbol "FHV.A") are listed and traded on The Toronto Stock Exchange. The Class A Shares are listed on the NASDAQ National Market System and are traded over-the-counter (trading symbol "FAHNF") in the United States. The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Shares on The Toronto Stock Exchange (the principal market therefor) and the range of bid and asked quotations on NASDAQ for the periods indicated. NASDAQ quotations reflect interdealer prices without retail markup, markdown or commission and may not represent actual transactions. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by The Toronto Stock Exchange and NASDAQ.

CLASS A SHARES

THE TORONTO STOCK EXCHANGE
    (Canadian Dollars)
                                      HIGH                     LOW
1995        1st quarter               $ 9.70                   $ 8.60
            2nd quarter                10.20                     9.50
            3rd quarter                12.70                     9.70
            4th quarter                14.00                    11.00

1994        1st quarter               $12.70                   $10.40
            2nd quarter                10.50                     8.40
            3rd quarter                 9.70                     8.10
            4th quarter                 9.50                     8.40



 NASDAQ National Market System
           (U.S. Dollars)
                                         ASK                      BID

1995        1st quarter               $ 6.875                   $6.25
            2nd quarter                 7.75                     6.625
            3rd quarter                 9.625                    7.00
            4th quarter                10.50                     8.125

1994        1st quarter               $ 9.875                   $7.75
            2nd quarter                 7.875                    6.0625
            3rd quarter                 6.875                    5.75
            4th quarter                 7.25                     6.125


The following table sets forth information about the Company's shareholders as at December 31, 1995 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares
Total issued and outstanding:        11,940,410
Shareholders of record having      Number of             Number of
addresses in:                      shares             shareholders

Canada                             6,683,592    56.0%          271
United States                      5,229,884    43.8           184
Other                                 26,934     0.2             4
                                  11,940,410   100.0           459


Class B shares
Total issued and outstanding:             99,680
Shareholders of record having      Number of             Number of
addresses in:                      shares             Shareholders

Canada                                99,091(1)  99.4%         131
United States                            581       .5           73
Other                                      8      0.1            2
                                      99,680    100.0          206
____________________________


(1) The Company has been informed that 50,000 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S. citizen and resident.
See Item 12, "Security Ownership of Certain Beneficial Owners and
Management".


Dividends

The Company's annual dividend on the Class A Shares and Class B Shares in the amount of U.S. $0.15 per Class A Share and Class B Share was declared payable on February 24, 1995 to shareholders of record on February 10, 1995. On January 25, 1996, the Board of Directors of the Company announced a dividend of U.S. $0.20 per Class A Share and Class B Share to be payable on February 23, 1996 to shareholders of record on February 9, 1996. Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries of the Company and the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S.$0.05 per Class A Share and Class B Share commencing in May, 1996 and thereafter in August and November, 1996 and February, 1997. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.


Certain Tax Matters

The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on the Class A and Class B Shares of the Company and certain Canadian federal income tax considerations in connection with a disposition of Class A and Class B Shares by non-residents of Canada. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the Class A and Class B Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Class A and Class B Shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to the particular situation.

United States Federal Income Tax Considerations

Dividends on Class A and Class B Shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be generally subject to U.S. federal ordinary income taxation. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such exclusion).

U.S. corporations, U.S. citizens and U.S. residents will generally be entitled, subject to certain limitations, to a credit against their U.S. federal income tax for Canadian federal income taxes withheld from such dividends. Taxpayers may claim a deduction for such taxes if they do not elect to claim such tax credit. No deduction for foreign taxes may be claimed by an individual taxpayer who does not itemize deductions. Because the application of the foreign tax credit depends upon the particular circumstances of each shareholder, shareholders are urged to consult their own tax advisors in this regard. Under certain limited circumstances, non-resident alien and foreign corporations will be subject to U.S. federal income taxation at graduated rates upon dividends or gain with respect to their Class A and Class B Shares, if such income or gain is treated as effectively connected with the conduct of the recipient's trade or business within the United States, and may be entitled to such tax credit or such deduction.

Canadian Federal Income Tax Considerations

Dividends paid on Class A and Class B Shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada - U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on Class A and Class B Shares is generally 15%.

Normal Course Issuer Bid

On May 16, 1995 the Company announced that it intended to purchase up to 800,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange. The 800,000 shares represent approximately 8.5% of the public float of Class A Shares. As at December 31, 1995, through both the currently outstanding Normal Course Issuer Bid and through the Normal Course Issuer Bid which expired May 6, 1995, the Company had purchased a total of 168,465 Class A Shares through the facilities of The Toronto Stock Exchange at then current prices. These shares have been cancelled as will other shares purchased by the Company pursuant to the Normal Course Issuer Bid. Unless terminated earlier by the Company, it may continue to purchase shares up to May 17, 1996. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1995. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. See also Item 7, "Managements' Discussion and Analysis of Financial Condition and Results of Operations".
                                   Year ended at December 31,
                     1995         1994          1993        1992        1991
                        (U.S.dollars in thousands,except share amounts)
Revenue            $184,433     $157,253     $161,985    $139,156   $116,176

Profit before
extraordinary
item for the
year               $ 20,899     $ 11,780     $ 19,022    $ 13,465   $  8,623

Net profit for
the year           $ 20,899     $ 11,780     $ 19,022    $ 13,823   $  9,401

Profit before
extraordinary
item per share (1)  $  1.70       $  0.96      $  1.59     $  1.16    $  0.76

Net profit
per share (1)
-basic              $  1.70       $  0.96      $  1.59     $  1.19    $  0.83
-fully diluted      $  1.64       $  0.93      $  1.51     $  1.14    $  0.80

Total assets       $623,466      $510,636     $428,315    $318,799   $236,745

Total current
liabilities        $516,031      $421,818     $349,825    $258,952   $192,410

Subordinated
indebtedness,
including
current portion     $    30      $     30     $     30    $    30    $  2,226

Cash dividends per
Class A Share and
Class B Share       $  0.15       $  0.15      $  0.10        -            -

Shareholders'
equity              $107,405      $ 88,788     $ 78,460    $ 59,817   $ 44,335

Book value per
share (1)            $  8.92       $  7.34      $  6.54     $  5.06    $  3.88

Number of shares
of capital stock
outstanding (1)   12,040,090   12,094,680   11,997,530  11,827,530  11,440,555
__________________________
(1)         The Class A Shares and the Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Environment

Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services. Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fourteen states from 49 offices in the Northeastern United States, the Midwest, and in Florida, and from two associated offices in Caracas, Venezuela and Buenos Aires, Argentina. Client assets entrusted to the Company as at December 31, 1995 totalled $7.6 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. The Company provides investment advisory services through Hudson Capital, through Fahnestock Asset Management and Newbold Investment Advisors, operating as divisions of Fahnestock and since November 1994, through Niagara in which Fahnestock has a minority interest. Funds under management by the Asset Management groups totalled $1.7 billion at December 31, 1995. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom and until July, 1995 in New York City, through Pace.

On December 13, 1993, the Company purchased 100% of Reich, a broker-dealer operating in the U.S. North-East.

The securities industry is highly competitive and sensitive to many factors and is directly affected by general economic and market conditions, including the volatility and price level of securities markets; the volume, size, and timing of securities transactions; the demand for investment banking services and changes in interest rates, all of which have an impact on commissions, trading and investment income as well as on liquidity. In addition, a significant portion of the Company's expenses are relatively fixed and do not vary with market activity. Consequently, substantial fluctuations can occur in the Company's revenues and net income from period to period due to these and other factors.

The Company anticipates increasing competition from commercial banks and thrift institutions as these institutions begin to offer investment banking and financial services traditionally only provided by securities firms. The Company also anticipates increasing regulation in the securities industry, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted, or the effect on the Company's business.

The Company's long-term plan is to continue to grow existing offices by hiring experienced professionals, thus maximizing the potential of currently leased space. Equally important is the search for viable candidates for acquisition. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with value.

Results of Operations

Due to the reduction in long-term U.S. interest rates early in fiscal 1995 and strong improvement in corporate earnings in 1995 compared to 1994, financial markets began a strong recovery from the weakness experienced in 1994. This reversal of interest rate trends and the continuing downward drift of rates during 1995 set the stage for increasingly strong markets in 1995, particularly in equities and mutual funds. The lowering of rates spurred consumer confidence and spending and created record volumes in equity markets. In addition, improved spreads between the amount charged customers on outstanding balances and the Company's average cost of funds resulted in substantially higher levels of interest profit. Higher customer participation in the markets generally led to a significant increase in the level of customer balances in 1995 compared to 1994.

The Company's revenues in fiscal 1995 increased by 17% compared to fiscal 1994 reflecting overall strength in the retail environment in 1995 which produced record commission revenues for the company as well as improved profits from principal transactions in the firm's proprietary trading departments. Despite increased activity in public offerings, underwriting and investment advisory fees decreased in 1995 compared to 1994. Earnings in fiscal 1995 were $20,899,000 or $1.70 per share, up 77% from $11,780,000 or $0.96 per share in 1994 which was down 38% from $19,022,000 or $1.59 per share in 1993.

The following table summarizes the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended December 31, 1995, 1994 and 1993.
                                             Period to Period Change
                                               Increase (Decrease)
                              1995                      1994
                              versus                    versus
                              1994          Percen-     1993          Percen-
                              Amount        tage        Amount        tage
Revenues-
 Commissions               $ 8,441,000      15.6%     $(5,914,000)      9.8%
 Trading and investment
  income                     8,906,000      16.4       (2,991,000      -5.2
 Interest                   12,314,000      53.3        7,906,000      52.1
 Underwriting fees          (4,244,000)    -51.7       (3,930,000)    -32.4
 Advisory fees                (729,000)     -6.3       (  309,000)     -2.6
 Other                       2,492,000      42.5          506,000       9.4
                            27,180,000      17.3       (4,732,000)     -2.9
Expenses-
 Compensation                3,155,000       3.7          973,000       1.1
 Clearing and exchange
  fees                         874,000       9.1       (1,731,000)    -15.2
 Communications                362,000       2.3        2,936,000      22.8
 Occupancy costs              (554,000)     -6.0        1,427,000      18.4
 Interest                    9,741,000      82.6        4,341,000      58.3
 Other                        (263,000)     -5.5       (  781,000)    -14.0
                            13,315,000       9.7        7,165,000       5.5

Profit before taxes         13,865,000      66.1      (11,897,000)    -36.2
Income taxes                 4,746,000      51.7       (4,655,000)    -33.6
Net profit                 $ 9,119,000      77.4%     $(7,242,000)    -38.1%


Fiscal 1995 compared to Fiscal 1994

In fiscal 1995, a reduction in U.S. interest rates set the stage for record markets. Retail commission volumes reached record levels and the Dow Jones Industrial average and other major market indexes set new records. Total revenues for 1995 were $184,433,000, up 17% from $157,253,000 in 1994. Commission income was $62,543,000, up
16% from $54,102,000 in 1994. Commission income (the income realized in securities transactions for which the company acts as agent) increased primarily due to a general increase in market volumes in 1995 compared to 1994. Trading and investment income (revenues from transactions in which the company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) was $63,238,000, up 16% from $54,332,000 in 1994. This increase was due to higher activity levels in government, corporate and municipal bond trading and trading in the OTC market. Interest income was $35,399,000, up 53% from $23,085,000 in 1994. This increase reflects both higher interest rates in 1995 compared to 1994 and higher customer debit balances in 1995. Underwriting fees (which have historically been weighted in favor of municipal business) declined in 1995, down 52% to $3,960,000 from $8,204,000 in 1994. Although the market for corporate new issue business increased in 1995 compared to 1994, the market for municipal issues continued to decline. Advisory fees in 1995 were down 6% to $10,934,000 from $11,663,000 in 1994 due to the timing of billings and somewhat lower activity levels from investment banking assignments. In the ordinary course of business, the company carries life insurance on its executives and former executives. Other income increased to $8,359,000 from $5,867,000 in 1994 primarily due to the proceeds from such insurance.

Expenses totalled $149,602,000 in 1995, an increase of 10% from $136,287,000 in 1994. Compensation and related expenses, which are largely volume-related, increased 4% to $88,260,000 from $85,105,000 in 1994. The comparative increase in compensation costs was partially off-set by the reduction by the latter part of 1994 of certain fixed costs associated with Reich & Co. Inc., which was acquired in December, 1993. Clearing and exchange fees which are also primarily volume-related were $10,506,000, up 9% from $9,632,000 in 1994. Communications costs were $16,160,000, up 2%
from $15,798,000 in 1994 due to externally-driven cost increases. Occupancy costs were $8,616,000, down 6% from $9,170,000 in 1994 due to restructuring of certain branches and favorable lease negotiations. Interest expense of $21,527,000 in 1995 represented an increase of 83% from $11,786,000 in 1994 due to increased U.S. interest rate levels during the year. Funding of higher customer debit balances was largely accomplished through stock lending activity. Such funding activity increased the cost of borrowing during 1995 compared to 1994. Other expenses were $4,533,000, down 5% from $4,796,000 in 1994.

Fiscal 1994 compared to Fiscal 1993

In fiscal 1994 the Company suffered with the rest of the financial services industry as sharply increasing interest rates sent the market into a slump. Retail commission volume contracted as wary investors refrained from making commitments while they attempted to gauge market direction. Total revenues for 1994 were $157,253,000 down 3% from $161,985,000 in 1993. Commission income was $54,102,000, down 10% from $60,016,000 in 1993. Commission income decreased primarily due to a general decrease in market volume in 1994 compared to 1993. This income decrease was diminished by the larger operating base provided by the December 13, 1993 acquisition of Reich. Trading and investment income was $54,332,000 in 1994, a decrease of 5% from $57,323,000 in 1993. Interest was $23,085,000 in 1994, an increase of 52% over $15,179,000 in 1993. This increase was interest rate driven as well as due to the increase in customer debit balances in 1994 compared to 1993 as a result of the acquisition of Reich. Underwriting fees declined dramatically by 32% to $8,204,000 in 1994 from $12,134,000 in 1993 as the market for new issues slowed down dramatically. Advisory fees in 1994 declined less than 3% to $11,663,000 from $11,972,000 in 1993, reflecting the relatively steady nature of this business and the stability of the client base.

Expenses totalled $136,287,000 in 1994, an increase of 6% compared to $129,122,000 in 1993.Compensation and related expenses which are largely volume-related, increased 1% to $85,105,000 in 1994 from $84,132,000 in 1993. The volume-related portion of these expenses declined with declines in commission income and trading and investment income; however the costs of operating the larger entity in the post-Reich environment of 1994 coupled with certain costs associated with the acquisition contributed to the overall increase in these expenses. Clearing and exchange fees which are also volume-sensitive declined by 15% in 1994 to $9,632,000 from $11,363,000 in 1993. Communications and occupancy costs increased 23% and 18%, respectively, to $15,798,000 and $9,170,000 in 1994 from $12,862,000 and $7,743,000, respectively, in 1993 due to the increased costs of operating eight additional branches in 1994 compared to 1993. Interest expense increased 58% to $11,786,000 in 1994 from $7,445,000 in 1993 due to sharply increased interest rate levels as well as higher levels of bank borrowings to finance the higher level of client debit balances.


Liquidity and Capital Resources

The increase in the Company's financial assets during the last three years has been primarily the result of the expansion in its business and the growth in earnings. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. During this period, the Company has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 1995, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $41,200,000.

The Company paid cash dividends to its shareholders totalling
$1,827,000 on February 24, 1995 from internally-generated cash.

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed.


Inflation

Because the assets of the Company's brokerage subsidiaries are largely liquid, and because securities inventories are carried at current market values, the impact of inflation generally is reflected in the financial statements. However, the rate of inflation affects the Company's costs relating to employee compensation, rent, communications and certain other operating costs, and such costs may not be recoverable in the price of commissions charged. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item is submitted hereinafter following the signature pages hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE
NONE



PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 1995 is set forth below.

Name                Age              Positions held
John L. Bitove      67               A Director of the Company since
                                     February 1980; Chairman of The
                                     Bitove Corporation (a holding
                                     company for subsidiaries engaged
                                     in food and beverage services)
                                     since 1987.
                                     - Member of the Audit, Stock
                                     Option and Compensation
                                     Committees.

Richard Crystal     55               A Director of the Company since
                                     1992; Partner, Whitman Breed
                                     Abbott & Morgan (Attorneys-at-
                                     Law), U.S. counsel to the Company
                                     since 1985.
                                     - Member of the Stock Option and
                                     Compensation Committees.

Albert G. Lowenthal 50               Chairman of the Board, Chief
                                     Executive Officer and a Director
                                     of the Company since 1985;Chairman
                                     of the Board and Chief Executive
                                     Officer of Fahnestock since 1985;
                                     between March 1985 and September
                                     1985, Mr.Lowenthal was
                                     self-employed; prior to March
                                     1985, Mr. Lowenthal was President
                                     of Cowen Securities Inc., a New
                                     York stock brokerage firm and a
                                     general partner of Cowen & Co., a
                                     New York stock brokerage firm.
                                     -Member of the Audit Committee.

A. Winn Oughtred    53               A Director of the Company since
                                     1979; a Director of Fahnestock
                                     since 1983; Secretary of the
                                     Company since June, 1992 and prior
                                     to June, 1991; Partner, Borden &
                                     Elliot (Barristers and
                                     Solicitors), Canadian counsel to
                                     the Company since 1979.

Elaine K. Roberts   44               President, Treasurer and a
                                     Director of the Company since
                                     1977; Treasurer and a Director of
                                     Fahnestock since 1983; Ms.Roberts
                                     is a daughter of Kenneth Roberts.

Kenneth A. Roberts  86               Vice Chairman of the Company since
                                     1985; Secretary of the Company
                                     between June, 1991 and June, 1992;
                                     a Director of the Company since
                                     1977; Director of Fahnestock since
                                     1983; prior to 1985, Chairman of
                                     the Company. Dr. Roberts is the
                                     father of Elaine Roberts.

Burton Winberg      71               A Director of the Company since
                                     1979; President of Rockport
                                     Holdings Limited (a real estate
                                     development company) since 1959.
                                     - Member of the Audit, Stock
                                     Option and Compensation
                                     Committees.



Compliance with Section 16(a) of the Securities Exchange Act of
1934.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the two preceding fiscal years.

Except as described below, to the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1995, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with. The Company has been advised that as at December 31, 1995 Kenneth Roberts, Vice-Chairman, had not filed a Form 4 with respect to a change in ownership of shares of the Company. The Company has been advised that Mr. Roberts has now complied with filing requirements.

Item 11. EXECUTIVE COMPENSATION

General

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company whose total cash compensation for the fiscal year ended December 31, 1995 exceeded $100,000.

SUMMARY COMPENSATION TABLE

            Annual Compensation                                Long-Term Compensation
                                           $ Other $ Res-   # Secur-              $ All
Name and                                   Annual  tricted  ities Under  $ LTIP   Other
Principal                                  Compen- Stock    Options/SARs Payouts  Compen-
Position         Year   $ Salary $ Bonus   sation  Awards   Granted                sation
A.G. Lowenthal   1995   300,000  300,000   10,350     -       -          -         247,546
Chairman, CEO,   1994   300,000  187,500   11,270     -     150,000      -           3,100
and Director of  1993   200,000  250,000   11,500     -     150,000      -           4,170
the Company;
Chairman and CEO
of Fahnestock

Robert Neuhoff   1995   195,000  125,000    -         -       -          -           9,240
Executive Vice   1994   195,000   75,000    -         -      25,000      -           3,100
President of     1993   155,000  100,000    -         -       -          -           4,170
Fahnestock

E.K. Roberts     1995   120,000   50,000   10,350     -       -          -              -
President,       1994   120,000   30,000   11,270     -      75,000      -              -
Treasurer and    1993   120,000   40,000   11,500     -       -          -              -
Director of
the Company

Robert Maimone   1995   115,000   50,000    -           -      -         -           9,240
Senior Vice      1994   100,000   32,000    -           -      -         -           3,100
-President of    1993    86,500   40,000    -           -      -         -           4,170
Fahnestock

Eric Shames(*)   1995    115,000   50,000    -          -      -         -              -
Secretary of
Fahnestock
(*) Mr. Shames joined the Company in January, 1995.

OTHER ANNUAL COMPENSATION - Includes Directors Fees of CDN$10,000 per year plus CDN$600 per meeting attended and which were converted to $US at the average rate outstanding during the year.
RESTRICTED STOCK AWARDS - The Company does not have a plan for granting restricted stock awards.
LTIP PAYOUTS - See "All Other Compensation", in this table and discussion under "Stock Appreciation Agreement", below.
ALL OTHER COMPENSATION - This represents Company contributions to the 401K
Plan and amounts paid pursuant to A.G.Lowenthal's Stock Appreciation
Agreement described herein.


OPTION EXERCISES AND YEAR-END VALUE TABLE

                                                              ($)Year-end
                                        (# of shares)         Value of Options
                                        Underlying            Unexercised
                                        Unexercised           In-the-money
                   Shares               Options/SARS          Options
                   acquired  ($) Value   Exercisable/         Exercisable/
Name               on        Realized    Unexercisable        Unexercisable
___________________exercise___________________________________________________
A.G. Lowenthal          0          0    37,500/262,500        140,625/448,875
R. Neuhoff              0          0    37,500/37,500         297,000/4,500
E.K. Roberts            0          0         0/75,000               0/13,500
R.Maimone           6,250     21,700     6,250/6,250           37,125/37,125
E.Shames              n/a        n/a         n/a                    n/a


Details of number of shares and value of unexercised options are as follows:
Options are exercisable in $CDN and have been converted at the exchange rate as at December 31, 1995.

                  # of       Option    Price at    Value         Total
                  shares     Price     Dec.31/95   Per Share     Value
_______________________________________________________________________
A.G. Lowenthal-
 exercisable       37,500     5.41      9.16        3.75          140,625
 unexercisable    112,500     5.41      9.16        3.75          421,875
 unexercisable    150,000     8.98      9.16        0.18           27,000

R. Neuhoff-
 exercisable       37,500     3.22       9.16       5.94          222,750
 unexercisable     12,500     3.22       9.16       5.94           74,250
 unexercisable     25,000     8.98       9.16       0.18            4,500

E.K. Roberts-
 exercisable            0      n/a        n/a        n/a              n/a
 unexercisable     75,000     8.98       9.16       0.18           13,500

R. Maimone-
 exercisable        6,250     3.22        9.16      5.94           37,125
 unexercisable      6,250     3.22        9.16      5.94           37,125




OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1995.

During the year ended December 31, 1995, no employee stock options or SARs were granted, except for Mr.Lowenthal's Stock Appreciation Agreement, as described herein.



Pension Plan

The Company has no pension plans for its officers and employees other than a savings plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which the Company may make an annual cash contribution based on compensation for each employee. Should participants in the plan elect to receive their employer contribution in the form of Class A Shares, the Company may make an additional contribution of Class A Shares equal in market value to 15% of the purchase price of the Class A Shares. On January 18, 1994, with respect to the 1993 fiscal year, the Company issued 111,000 Class A Shares from Treasury at Cdn.$10.58 (US$7.965) per share to the Company's 401(k) plan. On January 27 , 1995, with respect to the 1994 fiscal year, the Company issued 92,000 Class A Shares from Treasury at Cdn.$9.00 (US$6.75). On January 10, 1996, with respect to the 1995 fiscal year, the Company issued 113,000 Class A Shares from Treasury at Cdn.$12.24 (US$8.85) per share to the Company's 401(k) plan.

In addition, employees of the Company and its subsidiaries are entitled to group health benefits and group life insurance coverage pursuant to plans which do not discriminate in scope, terms, or operation in favour of officers or directors of the Company, and which are generally available to all salaried employees.

Employee Stock Option Plans

In 1986, the Corporation established its 1986 Incentive Stock Option Plan (the "ISOP") and its 1986 Employee Stock Option Plan (the "NQSOP"). (The ISOP and the NQSOP are sometimes hereinafter collectively referred to as the "Plans".) The Plans permit the stock option committee of the board of directors of the Company to grant options to purchase Class A Shares of the Company to officers and key employees of the Company and its subsidiaries. Under an amendment to the NQSOP in June 1992 grants of options are made to the Company's independent directors on a formula basis. Options generally vest at the rate of 25% of the amount granted for each year held. Under the provisions of the Internal Revenue Code, options granted under the ISOP qualify as "incentive stock options" and options granted under the NQSOP do not qualify. The Plans were amended in June 1994 to increase the authorized number of Class A Shares that may be subject to options under both Plans to 1,225,000. The Plans each expire in April, 1996. The Company is currently considering adoption of stock option plans providing comparable benefits to take effect upon the expiration of the existing Plans.

The stock option committee of the board of directors of the Company administers and interprets the provisions of the Plans, except as the Plan related to grants to independent directors which are made pursuant to a formula. The committee's responsibilities include determining (i) which employees are eligible for participation in the Plans, (ii) when to grant options under the Plans, (iii) the number of shares that may be subject to options, and (iv) the times at which options may be exercised.

Stock Appreciation Agreement

In February, 1995 Fahnestock entered into a Stock Appreciation Agreement (the "Stock Appreciation Agreement") with Albert G. Lowenthal, the Chairman and Chief Executive Officer of the Company and of Fahnestock, pursuant to the recommendation of the Company's Compensation Committee and the approval of the Board of Directors. The purpose of the Stock Appreciation Agreement is to provide additional compensation to Mr. Lowenthal for his past services (so as to bring Mr. Lowenthal's compensation more into line with the compensation paid to chief executive officers of comparable companies in the financial services industry) linked to the future market price of the Company's stock.

Under the terms of the Stock Appreciation Agreement, Mr. Lowenthal is entitled to receive a cash award in January 1996 of U.S.$238,306, being the greater of (x) U.S.$150,000 or (y) the difference between Cdn.$9.00 and the Market Value (as defined in the Stock Appreciation Agreement) for the Company's Class A Shares on The Toronto Stock Exchange as of December 31, 1995, multiplied by 100,000. Mr. Lowenthal is entitled to additional payment after the end of 1996 based upon this formula, up to a maximum aggregate payment for both years of U.S.$625,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

(a) The following table sets forth information as of December 31, 1995 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

Title of   Identity of Person        Mailing          Amount     Percent
Class      or Group                  Address          Owned      of Class
Class B
            A.G.Lowenthal            c/o Fahnestock    50,000(1)  50.2%
                                     & Co.  Inc.
                                     110 Wall Street
                                     NY, NY

            O.Roberts                c/o Fahnestock    44,309(2)  44.4%
                                     Viner Holdings Inc.
                                     181 University Ave.
                                     Toronto, Ontario
___________________________________
1.          All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr.
            Lowenthal who is Chairman of the Company.

2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company and the wife of Kenneth Roberts, Vice
            Chairman of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") is wholly-owned by Mrs. Roberts.



(b) The following table sets forth information as of December 31, 1995 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them.

Title of            Identity of Person                              Percentage
Class               or Group                  Amount Owned          of Class
Class A Shares      Albert G Lowenthal        2,225,522(1),(5)        20.8%
                    Kenneth A. Roberts          349,955(2),(6)         2.8%
                    Elaine K. Roberts            74,494                1.3%
                    John Bitove                  25,580(6)               *%
                    Burton Winberg               25,700(6)               *%
                    A.Winn Oughtred              25,500(6)               *%
                    Richard Crystal                 500                  *%
                    Officers and Directors
                    as a group (7 members;
                    2,727,251 shares or 22.8%
                    in aggregate) (1), (2),
                    (5)and (6)

Title of            Identity of Person                              Percentage
Class               or Group                  Amount Owned          of Class

Class B Share       A.G.Lowenthal                50,000(3)            50.1%
                    K.A. Roberts                 44,409(4)            44.4%
                    E.K. Roberts                    100                  *%

                    Officers and Directors
                    as a group (6 members;
                    94,409 shares or 94.7%
                    in aggregate)(3)and(4)

__________________________
*Less than 1%

(1)       Mr. Lowenthal is the sole general partner of Phase II
          Financial L. P., a New York limited partnership, ("Phase II
          L.P.") which is the record holder of 2,182,150 Class A
          Shares. Mr. Lowenthal holds 5,872 Class A Shares through the
          Company's 401(k) plan.

(2) This amount includes shares held, directly or indirectly, by Olga Roberts, who is the wife of Kenneth A. Roberts and the mother of Elaine K. Roberts, and who holds 26,900 Class A
          Shares directly and 288,055 Class A Shares indirectly through
          Elka.

(3)       Phase II, an Ontario corporation wholly-owned by Mr.
          Lowenthal, is the holder of record of all such shares.

(4) This amount includes shares held, directly or indirectly, by Olga Roberts, who is the wife of K.A. Roberts and mother of E.K. Roberts, and who holds 100 Class B Shares directly and
          44,209 Class B Shares indirectly through Elka.

(5) 37,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ISOP and NQSO

(6) 25,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued to certain of the Company's directors under the Company's NQSOP.

(c) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the directors or officers of the Company or any associate of any such director or officer was indebted to the Company or its subsidiaries at any time during the last three years except as follows:

During the last three years Albert G. Lowenthal and Phase II L.P. have maintained margin accounts with Fahnestock. Such margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectibility. No borrowings were outstanding under such accounts during 1995 or 1994. The largest aggregate amount of indebtedness outstanding on such accounts in 1993 was $260,800 and the average interest rate on such indebtedness was 5%.


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  (i)Financial Statements

             The response to this portion of Item 14 is submitted as a separate section of this report.
             See pages F-1 to F-15

    (ii)Financial Statement Schedules

             Not Applicable

   (iii)Listing of Exhibits

             The exhibits which are filed with this Form
             10-K or are incorporated herein by reference are set forth in the Exhibit Index which immediately precedes the exhibits to this report.

(b)          Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K during the last quarter of 1995 or thereafter to date.

(c)          Exhibits

             See the Exhibit Index included hereinafter.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada, on the 8th day of March, 1996.


FAHNESTOCK VINER HOLDINGS INC.



By:______/S/E.K.ROBERTS__
   E.K. Roberts
   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature              Title                            Date

/S/J.L.BITOVE_______   Director                         08/03/96
J.L. Bitove

/S/A.G.LOWENTHAL____   Chairman, Chief Executive        08/03/96
A.G. Lowenthal          Officer, Chief Financial
                        Officer, Director

/S/A.W.OUGHTRED_____   Director,                         08/03/96
A.W. Oughtred          Secretary

/S/E.K.ROBERTS______   President, Treasurer,             08/03/96
E.K. Roberts            Director

/S/K.A.ROBERTS______   Vice-Chairman, Director           08/03/96
K.A. Roberts

/S/B.WINBERG________   Director                          08/03/96
B. Winberg

/S/R.CRYSTAL________  Director                           08/03/96
R. Crystal

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FAHNESTOCK VINER HOLDINGS INC.




Managements's Responsibility
for Consolidated Financial Statements                                  F-1

Independent Auditors' Report                                           F-2

Consolidated Balance Sheet
as of December 31, 1995 and 1994                                       F-3

Consolidated Statement of Retained Earnings
for the three years ended
December 31, 1995, 1994 and 1993                                       F-5

Consolidated Statement of Operations
for the three years ended
December 31, 1995, 1994 and 1993                                       F-6

Consolidated Statement of Cash Flows
for the three years ended
December 31, 1995, 1994 and 1993                                       F-7

Notes to Consolidated Financial Statements                             F-8

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Fahnestock Viner Holdings Inc. were prepared by management in accordance with generally accepted accounting principles in the United States, which conform in all material respects with accounting principles generally accepted in Canada. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements.

Management is responsible for the integrity and objectivity of the information contained in the consolidated financial statements. In order to present fairly the financial position of the Company and the results of its operations and the changes in its financial position, estimates which are necessary are based on careful judgements and have been properly reflected in the consolidated financial statements. Management has established systems of internal control which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for the preparation of financial information.

Coopers & Lybrand, the Company's independent auditors, conduct an audit of the consolidated financial statements in accordance with generally accepted auditing standards in the United States. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, a majority of whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent auditors to review the internal controls, consolidated financial statements, and the auditor's report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.




/S/A.G.LOWENTHAL                                          /S/E.K.ROBERTS
A.G. Lowenthal,                                           E.K. Roberts.
Chairman of the Board                                     President and
and Chief Executive Officer                               Treasurer


March 1, 1996                                                          F-1














REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors,
Fahnestock Viner Holdings Inc.


We have audited the consolidated financial statements of Fahnestock Viner Holdings Inc. as at December 31, 1995 and 1994 and the consolidated statements of operations, cash flows and retained earnings for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.


In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for the each of the years in the three year period ended December 31, 1995 in accordance with accounting principles generally accepted in the United States.


/s/Coopers & Lybrand

Chartered Accountants




Toronto, Canada
February 15, 1996


                       FAHNESTOCK VINER HOLDINGS INC.
                        Consolidated Balance Sheet
                            As at December 31


                                                 1995               1994
                                                (Expressed in U.S. dollars)
ASSETS
Current assets
 Cash                                      $   9,707,000        $  11,043,000
 Restricted deposits (note 2)                  1,242,000            1,194,000
 Receivable from brokers and
  clearing organizations                     303,610,000          218,198,000
 Receivable from customers                   253,184,000          236,756,000
 Securities owned, at market value
  (notes 3 and 5)                             36,850,000           30,167,000
 Demand notes receivable                          30,000               30,000
 Other                                        14,686,000            8,952,000

                                             619,309,000          506,340,000

Other assets
 Stock exchange seats (approximate market
  value $2,911,000; 1994-$2,496,000)           1,446,000            1,638,000
 Fixed assets, net of accumulated
  depreciation of $3,118,000;1994-
  $2,761,000                                   1,595,000            1,355,000
 Goodwill, at amortized cost                   1,116,000            1,303,000

                                               4,157,000            4,296,000



                                           $ 623,466,000        $ 510,636,000









(See accompanying notes to consolidated financial statements)


                   FAHNESTOCK VINER HOLDINGS INC.
                    Consolidated Balance Sheet
                        As at December 31


                                               1995                 1994
                                         (Expressed in U.S. dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Drafts payable                             $  16,821,000       $  12,919,000
 Bank call loans (note 5)                      41,200,000          35,825,000
 Payable to brokers and clearin
  organizations                               319,843,000         260,512,000
 Payable to customers                          79,494,000          77,967,000
 Securities sold, not yet purchased,
  at market value (note 3)                     25,940,000          12,041,000
 Accounts payable and other liabilities        23,627,000          20,558,000
 Income taxes payable (note 8)                  9,106,000           1,996,000

                                              516,031,000         421,818,000



Subordinated loans payable (note 4)                30,000              30,000

Commitments and contingencies (notes 10 and 12)

Shareholders' equity
 Share capital (note 6)
  11,940,410 Class A non-voting shares          37,513,000         37,968,000
   (1994-11,995,000 shares)
  99,680 Class B voting shares                     133,000            133,000

                                                37,646,000         38,101,000
 Contributed capital (note 7)                      785,000            785,000
 Retained earnings                              68,974,000         49,902,000

                                               107,405,000         88,788,000

                                             $ 623,466,000      $ 510,636,000




(See accompanying notes to consolidated financial statements)

</TABLE


              FAHNESTOCK VINER HOLDINGS INC.
       Consolidated Statement of Retained Earnings
             For the Year Ended December 31




                                   1995              1994           1993
                                        (Expressed in U.S. dollars)
Retained earnings,
 beginning of year            $ 49,902,000       $ 39,974,000     $22,146,000

Net profit for the year         20,899,000         11,780,000      19,022,000

Dividends paid                  (1,827,000)        (1,852,000      (1,194,000)

Retained earnings,
 end of year                  $ 68,974,000       $ 49,902,000     $39,974,000

















(See accompanying notes to consolidated financial statements)

                  FAHNESTOCK VINER HOLDINGS INC.
               Consolidated Statement of Operations
                  For the Year Ended December 31

                             1995                1994             1993
                                   (Expressed in U.S. dollars)

Revenue
 Commissions              $ 62,543,000      $  54,102,000      $  60,016,000
 Trading and
  investment income         63,238,000         54,332,000         57,323,000
 Interest                   35,399,000         23,085,000         15,179,000
 Underwriting fees           3,960,000          8,204,000         12,134,000
 Advisory fees              10,934,000         11,663,000         11,972,000
 Other                       8,359,000          5,867,000          5,361,000

                           184,433,000        157,253,000        161,985,000


Expenses
 Compensation and related
  expense                   88,260,000         85,105,000         84,132,000
 Clearing and exchange fees 10,506,000          9,632,000         11,363,000
 Communications             16,160,000         15,798,000         12,862,000
 Occupancy costs             8,616,000          9,170,000          7,743,000
 Interest                   21,527,000         11,786,000          7,445,000
 Other                       4,533,000          4,796,000          5,577,000

                           149,602,000        136,287,000        129,122,000

Profit before income taxes  34,831,000         20,966,000         32,863,000

Income taxes
 (notes 8 and 13)           13,932,000          9,186,000         13,841,000

Net profit for the year   $ 20,899,000        $11,780,000        $19,022,000


Profit per share (note 9)
-basic                           $1.70              $0.96              $1.59
-fully diluted                   $1.64              $0.93              $1.51





(See accompanying notes to consolidated financial statements)


              FAHNESTOCK VINER HOLDINGS INC.
           Consolidated Statement of Cash Flows
              For the Year Ended December 31

                                   1995               1994            1993
                                        (Expressed in U.S. dollars)
Cash provided by (used in)
 Operating activities
  Net profit for the year     $ 20,899,000        $11,780,000     $19,022,000
  Charges not affecting cash
   Depreciation and amortization   579,000            590,000         635,000

 Decrease (increase) in non-cash
  operating capital:
   Restricted deposits         (    48,000)            92,000          57,000
   Receivable from brokers,
    and clearing organizations (85,412,000)       (47,930,000)    (54,819,000)
   Receivable from customers   (16,428,000)       (36,938,000)    (46,272,000)
   Securities owned            ( 6,683,000)         7,515,000     ( 6,367,000)
   Other                       ( 5,734,000)       ( 1,423,000)    ( 2,172,000)
   Drafts payable                3,902,000            475,000     ( 3,388,000)
   Payable to brokers and
    clearing organizations      59,331,000         69,089,000      73,415,000
   Payable to customers          1,527,000          6,566,000     ( 5,807,000)
   Securities sold, not yet
    purchased                   13,899,000        ( 1,859,000)      6,084,000
   Accounts payable and
    other liabilities            3,069,000        ( 1,050,000)      8,408,000
   Income taxes payable          7,110,000        ( 4,442,000)      2,772,000
                                (3,989,000)         2,465,000     ( 8,432,000)

Investing and other activities
 Proceeds from sale
  of exchange seat                 164,000            32,000          750,000
 Purchase of fixed assets         (597,000)         (653,000)        (530,000)
 Purchase of exchange seat        (  7,000)             -                -
 Purchase of Reich & Co. Inc., net of
  cash acquired (note 11)             -                 -           1,411,000
                                  (440,000)        (  621,000)      1,631,000
Financing activities
 Cash dividends paid on Class A non-
  voting and Class B shares     ( 1,827,000)       (1,852,000)     (1,194,000)
 Issuance of Class A
  non-voting shares                 691,000         1,493,000         815,000
 Tax benefit from employee options
  exercised                            -              580,000            -
 Repurchase of Class A non-voting
  shares                         ( 1,146,000)      (1,673,000)           -
 Increase in bank call loans       5,375,000        3,214,000       8,989,000
                                   3,093,000        1,762,000       8,610,000

Increase (decrease) in cash      ( 1,336,000)       3,606,000       1,809,000
Cash, beginning of year           11,043,000        7,437,000       5,628,000
Cash, end of year               $  9,707,000     $ 11,043,000    $  7,437,000

(See accompanying notes to consolidated financial statements)
>/TABLE>                                      F-7

FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
December 31, 1995

GENERAL
Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc.
("Fahnestock") , is a member of the New York Stock Exchange , the American
Stock Exchange and several other regional exchanges.

1. Summary of significant accounting policies
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the purpose of inclusion in the annual report on Form 10-K. In all material respects, they conform with accounting principles generally accepted in Canada which have been used to prepare the consolidated financial statements for purposes of inclusion in the annual report to shareholders.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.

Since operations are predominantly based in the United States, these consolidated financial statements are presented in U.S. dollars.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the U.S. are as follows:

Fahnestock & Co. Inc.                         broker/dealer in securities
Hudson Capital Advisors Inc.                  investment advisory services
Freedom Investments, Inc.                     discount broker in securities

Significant intercompany balances and transactions have been eliminated upon consolidation.

(b) Brokerage operations
Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customer securities and commodities transactions are reported on a settlement date basis which is generally three business days. Related commission income and expense is recorded on a trade date basis. Securities owned are recorded at market value based upon quoted prices. Securities owned and securities sold not yet purchased used for trading purposes are reported at market value. Realized and unrealized changes in market value are recognized in net trading revenues in the period in which the change occurs. Other financial instruments are carried at fair value or amounts that approximate fair value.

(c) Goodwill
Goodwill, acquired upon the acquisition of Fahnestock and Fahnestock
International Inc., is being amortized to operations on a straight-line basis over twenty years. Negative goodwill arising as a result of the acquisition of Hopper Soliday Corporation and subsidiaries and Reich & Co.,Inc. is being amortized to operations on a straight- line basis over twenty years.

(d) Fixed assets
Fixed assets and stock exchange seats are stated at cost. Depreciation and amortization are provided based on the straight-line method over the useful life of these assets.

(e) Foreign currency translations
Canadian currency balances have been translated into U.S. dollars as follows:
monetary assets and liabilities at exchange rates prevailing at year end;
revenue and expenses at average rates for the year; and non-monetary assets and share capital at historic rates.

(f) Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".
Deferred income tax assets and liabilities arise from "temporary differences" between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates.

2. Restricted deposits
Deposits of $1,242,000 (1994-$1,194,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.


3. Securities owned and sold short
                                               1995                  1994
Securities owned consist of:
Corporate equities                         $20,756,000            $15,311,000
Corporate debt                               8,311,000              5,290,000
Municipal and other government
 obligations                                 6,746,000              9,466,000
Securities purchased to resell               1,016,000                   -
Certificate of deposit                          10,000                100,000
                                           $36,850,000            $30,167,000

Securities sold short consist of:
Corporate equities                         $24,146,000            $10,503,000
Corporate debt                                 671,000                217,000
Municipal and other government
 obligations                                 1,123,000              1,321,000
                                           $25,940,000             12,041,000

4. Subordinated loans payable
                                                1995                 1994

Due in 1999 at 5.5%                          $   30,000           $    30,000


5. Bank call loans
Bank call loans bear interest at various rates but not exceeding the broker call rate, which was 7.25% at December 31, 1995. These loans are collateralized by firm and customer securities with a market value of approximately $14,533,000 and $69,526,000, respectively. Details of the bank call loans are as follows:

December 31                     1995               1994             1993
Year-end balance             $41,200,000        $35,825,000       $32,611,000

Weighted interest rate             7.250%             7.250%            3.866%
(at end of year)

Maximum balance              $41,200,000         $69,050,000      $38,262,000
(at any month end)

Average amount outstanding   $17,446,000         $29,634,000      $14,814,000
(during the year) (2)

Weighted average interest rate     5.093%              2.116%           2.211%
(during the year) (1)

(1) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding.

(2) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 1995, 1994, and 1993 was $22,900,000, $11,546,000 and
$7,317,000, respectively.


6. Share capital
The Company's authorized share capital consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

All of the above-referenced classes of shares are without par value.

The Company's issued and outstanding share capital is as follows:

                                      1995           1994              1993
11,940,410 (11,995,000 in 1994 and
  11,897,850 in 1993) Class A
  non-voting shares               $37,513,000     $37,968,000     $38,148,000
99,680 Class B voting shares          133,000         133,000         133,000
                                  $37,646,000     $38,101,000     $38,281,000


The Company has outstanding options with certain employees to purchase a total of 912,375 Class A non-voting shares as follows:

Number          Date
of shares       of Issue                 Option price      Expiry date
                                        (Cdn. dollars)
 87,375         June 10, 1991               $ 4.40          June 9, 1996
100,000         February 27, 1992           $10.01          February 26, 1997
100,000         June 1, 1992                $ 7.88          May 31, 1997
150,000         January 27, 1993            $ 7.38          January 26,1998
100,000         January 28, 1994            $12.50          February 28, 1999
250,000         March 1, 1994               $12.25          February 28, 1999
125,000         June 6, 1994                $ 9.00          June 5, 1999

During 1995, options to purchase 21,875 Class A non-voting shares (246,250 in 1994 and 62,000 in 1993) were exercised for cash totalling $70,000 ($609,000 in 1994 and $147,000 in 1993). The number of options vested at December 31, 1995 was 263,625 (169,000 in 1994 and 357,625 in 1993). The
authorized number of Class A non-voting shares that may be made subject to options under the Company's employee stock option plans is 1,225,000.

The Company issued Class A non-voting shares from Treasury to the Company's 401(k) plan as follows:

               Number             Date                     Issue
Year           of shares          of issue                 Price per share
                                                           (Cdn.)
1993           111,000            January 18, 1994         $10.58
1994            92,000            January 27, 1995         $ 9.00
1995           113,000            January 10, 1996         $12.24

On February 25, 1995, the Company paid a cash dividend of US$0.15 per Class A non- voting and Class B share to shareholders of record February 10, 1995 (US$0.15 in 1994 and US$0.10 in 1993).

The Company may purchase up to 800,000 Class A non-voting shares
( approximately 8.3%of the public float) by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange. During the year ended December 31, 1995, the Company purchased 168,465 Class A non-voting shares at current market prices. These shares have been cancelled as will all other shares purchased by the Company. Unless terminated earlier by the Company, it may continue to purchase shares up to May 17, 1996.

7. Contributed capital
Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised in 1992 and 1994.

8. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

                                    1995            1994             1993
Profit before income tax         $34,831,000     $20,966,000      $32,863,000

U.S. federal tax at 35%          $12,268,000     $ 7,533,000      $11,297,000
Canadian tax at 44%                  (97,000)       (245,000)         257,000
Combined state and local tax       4,564,000       2,870,000        3,731,000
Income taxes before
   undernoted                     16,735,000      10,158,000       15,285,000
Tax effect of non-taxable
   interest and dividends           (269,000)      ( 201,000)        (307,000)
Tax effect on other
   differences between
   accounting and taxable
   income                         (2,534,000)        (771,000)     (1,137,000)
Income taxes                     $13,932,000      $ 9,186,000     $13,841,000

Profit before income
   tax provision
      Canadian operations        $  (220,000)     $  (557,000)    $   585,000
      U.S. operations            $35,051,000      $21,523,000     $32,278,000

The current U.S. income tax provision in 1995 is $13,932,000 (9,186,000 in 1994 and $13,666,000 in 1993). The current Canadian income tax provision in 1995 is nil (nil in 1994 and $175,000 in 1993).

Aggregate deferred tax assets, which relate to fixed assets and acquired net operating losses, are included in other assets and amounted to $290,000 net of a valuation allowance of $500,000.

On a cash basis, the Company paid income taxes for the years ended December 31, 1995, 1994 and 1993 in the amounts of $6,731,000, $7,337,000 and $10,745,000, respectively.

9. Profit per share

                                    1995            1994             1993
Basic weighted average number
   of shares outstanding         12,330,552      12,221,985        11,964,692
Additional shares issuable on
   exercise of options and
   warrants                         648,750         509,500           705,000

Fully diluted common shares      12,979,302      12,731,235        12,670,192

Net profit                      $20,899,000     $11,780,000       $19,022,000
Imputed earnings, net of
   income taxes, on cash
   which would be received
   on the exercise of
   options and warrants             327,000         110,000           117,000
Fully diluted net income        $21,226,000     $11,890,000       $19,139,000

Basic profit per share                $1.70           $0.96             $1.59
Fully diluted profit per share        $1.64           $0.93             $1.51


10. Commitments and contingencies
(a) The Company and its subsidiaries are obligated under lease agreements to pay the following future minimum rentals:

1996                               $4,869,000
1997                                4,584,000
1998                                2,986,000
1999                                  551,000
2000 and thereafter                    60,000
                                   $13,050,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 1995, 1994 and 1993 was $5,411,000, $6,063,000 and $6,539,000, respectively.

(c) The Company maintains a contribution based retirement plan covering substantially all full-time U.S. employees. The plan provides that the Company may make discretionary contributions. The Company made contributions to the plan of $1,600,000, $1,110,000 and $1,266,000 in 1995, 1994 and 1993,
respectively.

(d) The Company's bankers have issued letters of credit for $16,000,000 deposited with two clearing organizations of which $8,000,000 is collateralized by securities owned.

(e) The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

(f) The Company's subsidiary, Fahnestock, is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3.1. Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 1995, Fahnestock had net capital of $87,768,000 which was $81,681,000 in excess of the $6,087,000 required to be maintained at that date.

11.Acquisitions
On December 13, 1993, a subsidiary of the Company acquired all of the outstanding common stock of Reich & Co. Inc., a broker-dealer headquartered in New York City with branch offices in New York, New Jersey and Florida for cash consideration. The 1993 financial statements of the Company include the operating results of Reich for the period December 14 to December 31, 1993. The transaction has been accounted for as a purchase. Excess of assets acquired over cost recorded as a result of the acquisition aggregated approximately $1,411,000.

The following proforma information is presented for comparative purposes only and management does not believe that it would have been indicative of actual results had the acquisition of Reich occurred on January 1, 1993. The unaudited proforma consolidated results of operations had the acquisition occurred on January 1, 1993 would show the following results on a comparative basis for the year ended December 31, 1993: Revenues $198,037,000; Profit before income taxes $28,095,000; Net profit $14,254,000; Profit per share $1.19.

12.Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Inventory positions are monitored on a daily basis to minimize the risk of loss.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various secured financing sources such as bank loans and securities loaned. At December 31, 1995, approximately $64,000,000 of securities loaned are collateralized by customer securities. Included in receivable from brokers and clearing organizations are receivables from four major broker-dealers totalling $195,560,000. The Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.

13.Differences between Canadian and United States generally accepted accounting principles
There are no significant differences between Canadian and U.S. accounting principles. Recently enacted, but unadopted accounting pronouncements include the United States Financial Accounting Standards Board issued Statement of Financial Standards No.123, Accounting for Stock-Based Compensation, which will become effective for the Company's 1996 fiscal year. This and other new accounting standards issued but not yet effective would not have a material impact on the Company's financial statements.

14.Subsequent event
On January 25, 1996, a cash dividend of U.S.$0.20 per share (totalling $2,448,000) was declared payable on February 23, 1996 to holders of Class A non-voting and Class B shares of record February 9, 1996.

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.
Number                Description                                        Page

3(a) Articles of Incorporation, as amended, of Fahnestock Viner Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal years ended December 31, 1986 and
                      1988).

3(b)                  By-Laws, as amended, of Fahnestock Viner
                      Holdings Inc. (previously filed as an
                      exhibit to Form 20-F for the fiscal year ended December 31, 1987).

10(a)                 Lease documentation for the premises at 110
                      Wall Street, New York, New York, including the Lease Modification Agreement dated
                      January 25, 1991 between The 110 Wall Company and Fahnestock & Co.Inc.(previously filed as an exhibit to Form 10-K for the fiscal year ended
                      December 31, 1990 and the Lease Agreement dated January 5, 1987 between The 110 Wall
                      Company and Fahnestock & Co.Inc. and the Lease dated November 18, 1980 between The 110 Wall
                      Company and Fahnestock & Co.Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31,1988).

10(b)                 Supplemental Legend to 1986 Incentive Stock
                      Option Plan (previously filed as an exhibit to the registrant's registration statement on Form S-8 (file no. 33-38134)).

10(c)                 Supplemental Legend to 1986 Employee Stock
                      Option Plan (previously filed as an exhibit to the registrant's registration statement on Form S-8 (file no. 33-38134)).

10(d)                 Fahnestock Viner Holdings Inc. 1986 Incentive
                      Stock Option Plan (Amended and Restated as at
                      April 26, 1991) (previously filed as an exhibit
                      to Form 10-K for the year ended December 31,
                      1992)

10(e)                 Fahnestock Viner Holdings Inc. 1986 Employee
                      Stock Option Plan (Amended and Restated as at
                      April 26, 1991) (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992)

16(a) Letter of Ernst & Young dated April 1, 1993 to the Securities and Exchange Commission regarding change in certifying accountant
                      (previously filed as an exhibit to Form 8-K dated March 29, 1993)

21                    Subsidiaries of the Registrant (filed herewith).*

23(a)                 Consent of Coopers & Lybrand (filed herewith).*
