Form 10-K/A
period 1995-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 1996-04-24
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A

(Mark one)
 x Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (Fee required)
     For the fiscal year ended                Commission file number
     December 31, 1995                        1-14416

____Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  (No fee required)
    For the transition period from ____________ to _____________.

                    FAHNESTOCK VINER HOLDINGS INC.
         (Exact name of registrant as specified in its charter)

Ontario, Canada                                98-0080034
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

P.O.Box 16, Suite 1204
181 University Avenue
Toronto, Ontario, Canada                        M5H 3M7
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  416 364-3397

Securities registered pursuant to Section 12(b) of the Act:

Title of each class-                            Name of each exchange
                                                on which registered-
Not Applicable                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of each class-
Class A non-voting shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirement for the past 90 days.    Yes [x]       No[ ]

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated because no class of voting stock of the Company is publicly traded.

The number of shares of the Company's Class A non-voting shares and Class B votong shares (being the only classes of common stock of the Company), outstanding on December 31, 1995 was 11,940,410 and 99,680 shares, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Toronto, Ontario, Canada, on the 24th day of April, 1996.


FAHNESTOCK VINER HOLDINGS INC.



By: s/s E.K.Roberts
E.K. Roberts, President