Form 10-Q
period 1996-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 1996-04-26
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


 x    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 1996

or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___________to______________

Commission File Number: 1-14416


                 FAHNESTOCK VINER HOLDINGS INC.
     (Exact name of registrant as specified in its charter)

Ontario, Canada                          98-0080034
State or jurisdiction of                 (I.R.S. Employer
incorporation or organization            Identification number)

P.O. Box 16, Suite 1204
181 University Avenue
Toronto, Ontario, Canada                 M5H 3M7
(Address of principal                    (Zip Code)
executive offices)

Registrant's telephone number, including area code: 416-364-3397


Former name, address and former fiscal year, if changed since last report. Not Applicable

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [x]    No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 31, 1996 was 12,144,535 and 99,680 shares, respectively.


                        FAHNESTOCK VINER HOLDINGS INC.

                                     INDEX

                                                                  Page No.


      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  Consolidated Balance Sheet                            1
                  as at March 31, 1996
                  and December 31, 1995

                  Consolidated Statement of Operations                  3
                  for the three months ended
                  March 31, 1996 and 1995

                  Consolidated Statement of Cash Flows                  4
                  for the three months ended
                  March 31, 1996 and 1995

                  Notes to Consolidated Financial
                  Statements                                            5


      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                         6


      PART II     OTHER INFORMATION

      Item 1.     Legal Proceedings                                     8

      Item 2.     Not applicable

      Item 3.     Not applicable

      Item 4.     Not applicable

      Item 5.     Not applicable

      Item 6.     Exhibits and Reports on Form 8-K                      8



      SIGNATURES                                                        9
                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                               March 31,1996                 December 31,1995
                              (unaudited)                    (*)
                         (Expressed in thousands of U.S. dollars)

ASSETS

Current assets:
      Cash                                      $  8,567        $   9,707
      Restricted deposits                          1,121            1,242
      Receivable from brokers
            and clearing organ-
            izations                             218,586          303,610
      Receivable from customers                  271,518          253,184
      Securities owned,at market                  35,419           36,850
      Secured demand notes rec-
            eivable                                   30               30
      Other assets                                11,366           14,686

                                                 546,607          619,309


Other assets:
      Stock exchange seats                         1,437            1,446
      Fixed assets,net of accum-
            ulated depreciation
            of $2,993 (1995-
            $2,876)                                1,557            1,595
      Goodwill, at amortized cost                  1,070            1,116

                                                   4,064            4,157



                                                $550,671         $623,466

*Condensed from audited financial statements

                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                         March 31,1996                December 31,1995
                         (unaudited)                           (*)
                         (Expressed in thousands of U.S. dollars)




LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
      Drafts payable                            $ 14,464         $ 16,821
      Bank call loans                               _              41,200
      Payable to brokers and
        clearing organizations                   303,770          319,843
      Payable to customers                        67,945           79,494
      Securities sold not yet
        purchased,at market                       19,017           25,940
      Accounts payable and
        other liabilities                         23,921           23,627
      Taxes payable                                7,396            9,106

                                                 436,513          516,031


Subordinated loans payable                            30               30

Shareholders' equity:
      Share capital
      First preference shares
      issuable in series                           -                 -
      12,144,535 Class A non-voting
      shares (11,940,410 in 1995)                 38,793           37,513
      99,680 Class B shares                         133               133

                                                  38,926           37,646
Contributed capital                                  785              785
Retained earnings                                 74,417           68,974

                                                 114,128          107,405


                                                $550,671         $623,466


*Condensed from audited financial statements

                        FAHNESTOCK VINER HOLDINGS INC.
                     Consolidated Statement of Operations
                   For the three months ended March 31, 1996
                                  (unaudited)

                                  First quarter ended March 31,
                                      1996          1995
            (Expressed in thousands of U.S. dollars,except per share amounts)

Revenue:
      Commissions                  $ 17,483     $ 13,909
      Principal transactions         23,592       14,501
      Interest                        8,425        8,042
      Underwriting fees               1,903          672
      Advisory fees                   2,614        2,301
      Other                           1,733        1,323

                                     55,750       40,748
Expenses:
      Compensation and
       related expenses              26,686       20,345
      Clearing and
       exchange fees                  2,788        2,442
      Communications                  4,158        3,723
      Occupancy costs                 2,192        2,188
      Interest                        4,795        4,718
      Other                             954        1,311

                                     41,573       34,727

Profit before income taxes           14,177        6,021

Income tax provision                  6,286        2,877

NET PROFIT FOR PERIOD              $  7,891     $  3,144

Profit per share
- -basic                                $0.63        $0.26
- -fully diluted                        $0.61        $0.26

                        FAHNESTOCK VINER HOLDINGS INC.
                Consolidated Statement of Changes in Cash Flows
                   For the three months ended March 31, 1996
                                  (unaudited)

                                                   1996           1995
                                    (Expressed in thousands  of U.S. dollars)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net profit for the period                       $ 7,891        $ 3,144
      Charges not affecting cash:
       Depreciation and amortization                173            169
      Decrease (increase) in non-cash
       operating capital:
            Restricted deposits                     121           (141)
            Receivable from brokers and
             clearing organizations              85,024        (12,268)
            Receivable from customers           (18,334)      (    687)
            Securities owned                      1,431       (  2,312)
            Other assets                          3,320       (    905)
            Drafts payable                      ( 2,357)      (    176)
            Payable to brokers and
             clearing organization              (16,073)         24,906
            Payable to customers                (11,549)       ( 15,192)
            Securities sold, not yet
             purchased                          ( 6,923)          3,424
            Accounts payable and other
             liabilities                            294        (  1,914)
            Income taxes payable                ( 1,710)          1,276

                                                 41,308        (    676)
Investing and other activities:
      Purchase stock exchange seats                 -          (      7)
      Purchase of fixed assets                     ( 80)       (    242)

                                                   ( 80)       (    249)

Financing activities:
      Cash dividends paid on Class A
       non-voting and Class B shares             (2,448)        (  1,827)
      Issuance of Class A non-
       voting shares                              1,280              656
      Repurchase of Class A non-voting
       shares for cancellation                     -             (   925)
      Increase (decrease) in
       bank call loans                          (41,200)           2,450

                                                (42,368)             354

Decrease in cash                                ( 1,140)         (   571)

Cash, beginning of period                         9,707           11,043

Cash, end of period                             $ 8,567          $10,472

                        FAHNESTOCK VINER HOLDINGS INC.

Notes to Consolidated Financial Statements
(unaudited)

1.    Financial Statements
      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes generally required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the registrant's annual report for the year ended December 31, 1995 which should be consulted for a summary of the significant accounting policies utilized by the Company. All adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented have been made. All adjustments made are of a recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2.    Earnings per share
      Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,495,251 in 1996, 12,035,449 in 1995. Fully diluted profit per share reflects the effect of outstanding employee stock options.

3.    Net Capital Requirements
      The Company's principal broker-dealer subsidiary, Fahnestock & Co., Inc. ("Fahnestock"), is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit items arising from customer transactions. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

      At March 31, 1996, the net capital of Fahnestock as calculated under the Rule was $96,078,000 or 31% of Fahnestock's aggregate debit items. This is $89,899,000 in excess of the minimum required net capital.
 5

Item 2.

Managements' Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

Unaudited profits in the first quarter of 1996 were U.S.$7,891,000 or $0.63 compared to U.S. $3,144,000 or $0.26 per share for the first quarter of 1995. Revenue for the first quarter of 1996 was U.S. $55,750,000, an increase of 37% over revenue of U.S.
$40,748,000 in 1995.

High volume and higher stock prices continued through the first quarter
1996 as the stock market set new records. Individual investors continued to support markets, contributing to record mutual fund sales and absorbing the substantial new issue calendar. Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue showed a gain of 26% compared to the first quarter 1995. Principal transactions, particularly trading in over-the-counter issues, as well as convertible, corporate and government bonds, showed significant gains during the first quarter 1996 with revenue from these sources 63% higher than in the comparable period of 1995. Interest revenue was up moderately due to an increase in rates in the beginning of March. Underwriting fees increased reflecting stronger market activity compared to a weak 1995. Advisory fees increased by 14% compared to the first quarter 1995 as a result of new advisory accounts and higher levels of assets under management. Expenses, while up for the quarter when compared to 1995, were held in line and allowed a pre-tax gross margin of 25%. Compensation and clearing and exchange fees have significant components which are volume driven. Volume levels in 1996 were significantly stronger than in 1995. Relatively fixed expenses such as communications and occupancy costs remained consistent with 1995 levels.

Market conditions and interest rate levels impact the revenue and earnings potential of broker-dealers in securities. Since the beginning of March, interest rates have increased to an eight-month high. Going forward in an environment of higher interest rates, it is reasonable to expect increased volatility in the markets. We believe that our conservative operating policies and our diligent attention to the control of expenses ensures the Company's profitability for the remainder of 1996.

Liquidity and Capital Resources

Total assets at March 31, 1996 were U.S. $550,671,000, a decrease of 12% from U.S. $623,466,000 at December 31, 1995. This net decrease is attributable to mainly to a decrease in receivables from brokers and clearing organizations and receivables from customers. Receivables from brokers and clearing organizations and customers can flucuate dramatically on a day-to-day basis. The level of these receivables, generally, over the course of the quarter was not lower than year end levels, except on the final day. Liquid assets accounted for 99% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowing consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 1996, no such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available lines of credit, will satisfy the Company's needs in the foreseeable future.

On February 23, 1996, the Company paid a cash dividend of US$0.20 per Class A non-voting and Class B share totalling $2,448,000 from available cash on hand.

On April 19, 1996, the board of directors declared a regular quarterly cash dividend of US$0.05 per Class A non-voting and Class B share payable on May 23, 1996 to shareholders of record May 9, 1996.

On May 16, 1995 the Company announced that it intended to purchase up to 800,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange (approximately 8.5% of the public float). The Company stated that it believed that the Class A non-voting shares were then undervalued and that repurchase of such shares at current market prices was an appropriate use of corporate funds. In the first quarter 1996 the Company made no such purchases. Unless terminated earlier by the Company, the Normal Course Issuer Bid will terminate on May 17, 1996. Copies of the Notice of Intention to make the Normal Course Issuer Bid as filed with securities regulatory authorities may be obtained from the Company free of charge.

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings

            Fahnestock has been named as defendant in various legal actions and matters for arbitration before the New York Stock Exchange and the National Association of Securities Dealers. The claims vary substantially in amount, but the Registrant believes that, in the aggregate, they will not have a material adverse effect on its business.

            Reich is subject to certain claims and litigation which may be material to Reich but which management does not believe to be material to the Registrant.

Item 2.     Not applicable

Item 3.     Not applicable

Item 4.     Not applicable

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits-
                         Financial Data Schedule included as Exhibit 27

            (b) Reports on Form 8-K- None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of April, 1996


                                          FAHNESTOCK VINER HOLDINGS INC.
                                                Registrant


                                          By:__/s/ A.G.Lowenthal___
                                             A.G. Lowenthal,Chairman
                                             (Principal Financial Officer)


                                          By:__/s/ E.K.Roberts____
                                             E.K. Roberts, President
                                             (Duly Authorized Officer)
 9