Form 10-Q
period 1996-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 1996-07-19
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q


 x    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 1996

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on June 30, 1996 was 12,244,535 and 99,680 shares, respectively.


                        FAHNESTOCK VINER HOLDINGS INC.
                                     INDEX

                                                                  Page No.
      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)
                  Consolidated Balance Sheet                            1
                    as at June 30, 1996
                    and December 31, 1995
                  Consolidated Statement of Operations                  3
                    for the six months ended
                    June 30, 1996 and 1995
                  Consolidated Statement of Cash Flows                  4
                    for the six months ended
                    June 30, 1996 and 1995
                  Notes to Consolidated Financial
                    Statements                                          5


      Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                       6


      PART II     OTHER INFORMATION

      Item 1.     Legal Proceedings                                     8

      Item 2.     Not applicable

      Item 3.     Not applicable

      Item 4.     Submission of Matters to a Vote of Security Holders   8

      Item 5.     Not applicable

      Item 6.     Exhibits and Reports on Form 8-K                      8


      SIGNATURES                                                        9
                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                                       June 30,1996          December 31,1995
                                       (unaudited)                    (*)
                                 (Expressed in thousands of U.S. dollars)

ASSETS

Current assets:
      Cash                                      $  9,052        $   9,707
      Restricted deposits                          1,093            1,242
      Receivable from brokers
            and clearing organ-
            izations                             284,399          303,610
      Receivable from customers                  270,139          253,184
      Securities owned,at market                  39,562           36,850
      Secured demand notes rec-
            eivable                                   30               30
      Other assets                                 7,077           14,686

                                                 611,352          619,309


Other assets:
      Stock exchange seats (approximate
            market value $3,877; 1995 -
            $2,911)                                1,428            1,446
      Fixed assets,net of accum-
            ulated depreciation
            of $3,351 (1995-
            $3,118)                                1,596            1,595
      Goodwill, at amortized cost                  1,024            1,116

                                                   4,048            4,157

                                                $615,400         $623,466

*Condensed from audited financial statements

                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                                      June 30,1996           December 31,1995
                                      (unaudited)                         (*)
                                    (Expressed in thousands of U.S. dollars)


LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
      Drafts payable                            $ 11,371         $ 16,821
      Bank call loans                             23,150           41,200
      Payable to brokers and
        clearing organizations                   319,613          319,843
      Payable to customers                        75,227           79,494
      Securities sold not yet
        purchased,at market                       15,196           25,940
      Accounts payable and
        other liabilities                         30,859           23,627
      Taxes payable                               14,052            9,106

                                                 489,468          516,031

Subordinated loans payable                            30               30

Shareholders' equity:
      Share capital
      First preference shares
      issuable in series                           -                 -
      12,244,535 Class A non-voting
      shares (11,940,410 in 1995)                 39,523           37,513
      99,680 Class B shares                          133              133

                                                  39,656           37,646
Contributed capital                                  785              785
Retained earnings                                 85,461           68,974

                                                 125,902          107,405

                                                $615,400         $623,466

*Condensed from audited financial statements

                        FAHNESTOCK VINER HOLDINGS INC.
                     Consolidated Statement of Operations
                   For the six months ended June 30, 1996
                                  (unaudited)

                              Three months ended          Six months ended
                                    June 30,                  June 30,
                              1996        1995         1996          1995
            (Expressed in thousands of U.S. dollars,except per share amounts)

Revenue:
      Commissions             $ 17,340    $ 15,877     $ 34,823     $ 29,786
      Principal transactions    33,300      16,474       56,892       30,975
      Interest                   8,345       8,302       16,770       16,344
      Underwriting fees          3,251         713        5,154        1,385
      Advisory fees              3,483       2,507        6,097        4,808
      Other                      1,732       1,520        3,465        2,843

                                67,451      45,393      123,201       86,141
Expenses:
      Compensation and
       related expenses         31,439      21,578       58,125       41,923
      Clearing and
       exchange fees             2,647       2,465        5,435        4,907
      Communications             4,452       3,976        8,610        7,699
      Occupancy costs            2,275       2,119        4,467        4,307
      Interest                   4,502       4,908        9,297        9,626
      Other                      1,229       1,213        2,183        2,524

                                46,544      36,259       88,117       70,986

Profit before income taxes      20,907       9,134       35,084       15,155

Income tax provision             9,250       3,963       15,536        6,840

NET PROFIT FOR PERIOD          $11,657     $ 5,171     $ 19,548     $  8,315

Profit per share
- -basic                         $0.94       $0.43       $1.57        $0.69
- -fully diluted                 $0.91       $0.42       $1.54        $0.67

                        FAHNESTOCK VINER HOLDINGS INC.
                    Consolidated Statement of Cash Flows
                   For the six months ended June 30, 1996
                                  (unaudited)
                                                     1996           1995
                                    (Expressed in thousands  of U.S. dollars)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net profit for the period                           $ 19,548        $ 8,315
  Charges not affecting cash:
    Depreciation and amortization                        343            350
  Decrease (increase) in non-cash
  operating capital:
    Restricted deposits                                  149        (    68)
    Receivable from brokers and clearing
     organizations                                    19,211        (93,263)
    Receivable from customers                        (16,955)         9,802
    Securities owned                                 ( 2,712)       ( 2,358)
    Other assets                                       7,609        ( 9,553)
    Drafts payable                                   ( 5,450)         2,085
    Payable to brokers and clearing organizations    (   230)       106,727
    Payable to customers                             ( 4,267)       ( 4,727)
    Securities sold, not yet purchased               (10,744)        11,698
    Accounts payable and other liabilities             7,232            767
    Income taxes payable                               4,946          3,652
                                                      18,680         33,427
Investing and other activities:
    Purchase stock exchange seats                        -          (     7)
    Purchase of fixed assets                        (   234)       (    472)
                                                    (   234)       (    479)
Financing activities:
    Cash dividends paid on Class A
       non-voting and Class B shares                ( 3,061)        (  1,827)
    Issuance of Class A non-voting shares             2,010              656
    Repurchase of Class A non-voting
       shares for cancellation                         -             (   956)
     Decrease in bank call loans                    (18,050)         (32,125)
                                                    (19,101)         (34,252)

Decrease in cash                                    (   655)         ( 1,304)
Cash, beginning of period                             9,707           11,043
Cash, end of period                                 $ 9,052          $ 9,739

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

2.    Earnings per share
      Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,429,534 in 1996, 12,084,658 in 1995. Fully diluted profit per share reflects the effect of outstanding employee stock options.

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

      At June 30, 1996, the net capital of Fahnestock as calculated under the Rule was $112,091,000 or 36% of Fahnestock's aggregate debit items. This is $105,877,000 in excess of the minimum required net capital.
 5

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

Unaudited profits in the second quarter of 1996 were U.S.$11,657,000 or $0.94 compared to U.S. $5,171,000 or $0.43 per share for the second quarter of 1995, and increase of 125% in net profit. Revenue for the second quarter of 1996 was U.S. $67,451,000, an increase of 49% over revenue of U.S. $45,393,000 in 1995.

High volume and higher stock prices continued through the second quarter of 1996 as the stock market continued its upward spiral. Individual investors made record net investments into mutual funds and other financial instruments. Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue showed a gain of 9% compared to the second quarter 1995. Principal transactions, particularly trading in NASDAQ securities and convertible bonds, showed significant gains during the second quarter 1996 with revenue from trading sources 102% higher than in the comparable period of 1995. Interest revenue was flat in the second quarter of 1996 compared the same period in 1995. Underwriting fees increased dramatically by 356%, reflecting stronger market activity compared to a weak 1995. Advisory fees increased by 39% compared to the first quarter 1995 as a result of new advisory accounts and higher levels of assets under management. Expenses, while up for the quarter when compared to 1995, were held in line and allowed a pre-tax gross margin of 31%. Compensation and clearing and exchange fees have significant components which are volume driven. Volume levels in 1996 were significantly stronger than in 1995. Communications costs increased in 1996 compared to 1995 due to the opening in 1996 of Freedom Investments Inc., our discount brokerage arm, which is a communications-based operation. Relatively fixed expenses such as occupancy costs remained consistent with 1995 levels.

Market conditions and interest rate levels impact the revenue and earnings potential of broker-dealers in securities. Since the beginning of March, 1996 interest rates have been on the rise. Interest rates have increased during this period based on higher levels of economic activity and lower levels of unemployment in the U.S. The Company expects U.S. interest rates to edge upward slightly over the balance of the year. This could tend to increase market volatility somewhat, however the Company expects that the "baby boom" savings phenomenon will continue to create net inflows to mutual funds and other financial instruments.

One of the key employees of the Company's wholly-owned subsidiary, Hudson Capital Advisors Inc. has announced his retirement. Because of the close association of this employee and his clients, it is unlikely that the firm will retain the assets under management. While it is not expected that this will impact profitability in a meaningful way, it is expected to have a significant impact on assets under management by Hudson Capital.

6

Liquidity and Capital Resources

Total assets at June 30, 1996 were U.S. $615,400,000, a decrease of 1% from U.S. $623,466,000 at December 31, 1995. This net decrease is attributable primarily to a decrease in receivables from brokers and clearing organizations, partly offest by an increase in receivables from customers. Receivables from brokers and clearing organizations and customers can flucuate dramatically on a day-to-day basis. The level of these receivables, generally, over the course of the quarter was not lower than year end levels. Liquid assets accounted for 99% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowing consisting primarily of bankloans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 1996, $23,150,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available lines of credit, will satisfy the Company's needs in the foreseeable future.

On February 23, 1996, the Company paid a cash dividend of US$0.20 per Class A non-voting and Class B share totalling $2,448,000 from available cash on hand. On May 23, 1996, the Company paid a cash dividend of US$0.05 per Class A non-voting and Class B share totalling $613,000.

On July 16, 1996, the board of directors declared a regular quarterly cash dividend of US$0.05 per Class A non-voting and Class B share payable on August 23, 1996 to shareholders of record August 9, 1996.

On June 21, 1996 the Company announced that it intended to purchase up to 800,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange (approximately 8.3% of the public float). The Company stated that it believed that the Class A non-voting shares were then undervalued and that repurchase of such shares at current market prices was an appropriate use of corporate funds. In the second quarter 1996 the Company made no such purchases. Unless terminated earlier by the Company, the Normal Course Issuer Bid will terminate on June 24, 1997. Copies of the Notice of Intention to make the Normal Course Issuer Bid as filed with securities regulatory authorities may be obtained from the Company free of charge.

Between May 18, 1995 and May 17, 1996, pursuant to an previous Normal Course Issuer Bid, the Company purchase 27,600 Class A non-voting shares at a weighted average price per share of $Cdn.10.81.

 7

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

Item 2.     Not applicable

Item 3.     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            On May 29, 1996, at an Annual and Special Meeting of Shareholders of the Company, holders of the Class B voting shares elected the directors nominated by management; appointed Coopers & Lybrand to act as the Company's auditors and authorized the Directors to fix their remuneration; and confirmed the resolution passed by the Directors on April 19, 1996 approving the Company's 1996 Equity Incentive Plan. Holders of Class A non-voting shares of the Company are entitled to attend and speak at the Annual and Special Meeting of Shareholders but are not entitled to vote with respect to the matters referred to above.

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits-
                         Financial Data Schedule included as Exhibit 27

            (b) Reports on Form 8-K- None

 8

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 16th day of July, 1996.


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