Form 10-Q
period 1996-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 1996-10-23
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                             FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarter ended September 30, 1996
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

Commission File Number: 1-14416

                 FAHNESTOCK VINER HOLDINGS INC.
     (Exact name of registrant as specified in its charter)

Ontario, Canada                          98-0080034
State or jurisdiction of                 (I.R.S. Employer
incorporation or organization            Identification number)

P.O. Box 2015, Suite 1110
20 Eglinton Avenue West
Toronto, Ontario, Canada                 M4R 1K8
(Address of principal                    (Zip Code)
executive offices)

Registrant's telephone number, including area code: 416-322-1515


Former name, address and former fiscal year, if changed since last
report.    Former Address: P.O. Box 16, Suite 1204
                           181 University Avenue
                           Toronto, Ontario, Canada M5H 3M7

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [x]    No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on September 30, 1996 was 12,263,285 and 99,680 shares, respectively.

                        FAHNESTOCK VINER HOLDINGS INC.
                                    INDEX
                                                                  Page No.
      PART I      FINANCIAL INFORMATION
      Item 1.     Financial Statements (unaudited)
                  Consolidated Balance Sheet                      1
                    as at September 30, 1996
                    and December 31, 1995
                  Consolidated Statement of Operations            3
                    for the nine months ended
                    September 30, 1996 and 1995
                  Consolidated Statement of Cash Flows            4
                    for the nine months ended
                    September 30, 1996 and 1995
                  Notes to Consolidated Financial
                    Statements                                    5
      Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                 6
      PART II     OTHER INFORMATION
      Item 1.     Legal Proceedings                               8
      Item 2.     Not applicable
      Item 3.     Not applicable
      Item 4.     Not applicable
      Item 5.     Other Information						                         8
      Item 6.     Exhibits and Reports on Form 8-K                8
      SIGNATURES                                                  9




                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                                  September 30,1996          December 31,1995
                                       (unaudited)                    (*)
                                 (Expressed in thousands of U.S. dollars)

ASSETS
Current assets:
      Cash                                      $ 17,858        $   9,707
      Restricted deposits                          1,183            1,242
      Receivable from brokers
            and clearing organ-
            izations                             239,838          303,610
      Receivable from customers                  263,489          253,184
      Securities owned,at market                  35,646           36,850
      Secured demand notes rec-
            eivable                                   30               30
      Other assets                                 9,373           14,686

                                                 567,417          619,309
Other assets:
      Stock exchange seats (approximate
            market value $3,275; 1995 -
            $2,911)                                1,420            1,446
      Fixed assets,net of accum-
            ulated depreciation
            of $3,472 (1995-
            $3,118)                                1,620            1,595
      Goodwill, at amortized cost                    977            1,116

                                                   4,017            4,157


                                                $571,434         $623,466

*Condensed from audited financial statements
1





                        FAHNESTOCK VINER HOLDINGS INC.
                          Consolidated Balance Sheet

                                 September 30,1996           December 31,1995
                                      (unaudited)                         (*)
                                    (Expressed in thousands of U.S. dollars)


LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
      Drafts payable                            $  9,838         $ 16,821
      Bank call loans                             14,500           41,200
      Payable to brokers and
        clearing organizations                   259,602          319,843
      Payable to customers                        88,678           79,494
      Securities sold not yet
        purchased,at market                       23,447           25,940
      Accounts payable and
        other liabilities                         31,804           23,627
      Taxes payable                               12,581            9,106

                                                 440,450          516,031

Subordinated loans payable                            30               30

Shareholders' equity:
      Share capital
      First preference shares
      issuable in series                           -                 -
      12,263,285 Class A non-voting
      shares (11,940,410 in 1995)                 39,647           37,513
      99,680 Class B shares                          133              133

                                                  39,780           37,646
Contributed capital                                  785              785
Retained earnings                                 90,389           68,974

                                                 130,954          107,405


                                                $571,434         $623,466

*Condensed from audited financial statements
2


                        FAHNESTOCK VINER HOLDINGS INC.
                     Consolidated Statement of Operations
                   For the nine months ended September 30, 1996
                                  (unaudited)

                              Three months ended          Nine months ended
                                September 30,               September 30,
                              1996        1995         1996          1995
            (Expressed in thousands of U.S. dollars, except per share amounts)

Revenue:
      Commissions             $ 14,759    $ 16,891     $ 49,582     $ 46,677
      Principal transactions    15,895      18,419       72,787       49,394
      Interest                   7,831       9,976       24,601       26,320
      Underwriting fees          1,464       1,121        6,618        2,506
      Advisory fees              3,656       2,947        9,753        7,755
      Other                      2,158       1,436        5,623        4,279

                                45,763      50,790      168,964      136,931
Expenses:
      Compensation and
       related expenses         22,616      24,074       80,741       65,997
      Clearing and
       exchange fees             2,785       2,949        8,220        7,856
      Communications             3,736       4,168       12,346       11,867
      Occupancy costs            2,272       2,150        6,739        6,457
      Interest                   3,924       6,324       13,221       15,950
      Other                        818       1,126        3,001        3,650

                                36,151      40,791      124,268      111,777

Profit before income taxes       9,612       9,999       44,696       25,154

Income tax provision             4,058       4,062       19,594       10,902

NET PROFIT FOR PERIOD          $ 5,554     $ 5,937     $ 25,102     $ 14,252

Profit per share
-basic                         $0.45       $0.50       $2.02        $1.18
-fully diluted                 $0.44       $0.48       $1.91        $1.15
3


                        FAHNESTOCK VINER HOLDINGS INC.
                Consolidated Statement of Changes in Cash Flows
                   For the nine months ended September 30, 1996
                                  (unaudited)

                                                   1996           1995
                                    (Expressed in thousands  of U.S. dollars)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net profit for the period                      $ 25,102        $14,252
      Charges not affecting cash:
       Depreciation and amortization                520            523
       Loss on sale of exchange seat                -               35
      Decrease (increase) in non-cash
       operating capital:
            Restricted deposits                      59           (73)
            Receivable from brokers and
             clearing organizations              63,772       (155,277)
            Receivable from customers           (10,305)        (2,023)
            Securities owned                      1,205         (4,476)
            Other assets                          5,313         (3,090)
            Drafts payable                       (6,983)           250
            Payable to brokers and
             clearing organization              (60,241)       181,436
            Payable to customers                  9,184        (10,533)
            Securities sold, not yet
             purchased                           (2,493)         7,152
            Accounts payable and other
             liabilities                          8,166          3,435
            Income taxes payable                  3,475          6,361

                                                 36,774         37,972
Investing and other activities:
	     Proceeds from sale of exchange seat	          -              115
      Purchase stock exchange seats                 -               (7)
      Purchase of fixed assets                     (379)          (657)

                                                   (379)          (549)

Financing activities:
      Cash dividends paid on Class A
       non-voting and Class B shares             (3,678)         (1,827)
      Issuance of Class A non-
       voting shares                              2,134             656
      Repurchase of Class A non-voting
       shares for cancellation                     -             (1,146)
      Decrease in bank call loans               (26,700)        (35,825)

                                                (28,244)        (38,142)

Increase (decrease) in cash                       8,151            (719)
Cash, beginning of period                         9,707          11,043

Cash, end of period                             $17,858         $10,324
4


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

2.    Earnings per share
      Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,449,093 in 1996, 12,065,863 in 1995. Fully diluted profit per share reflects the effect of outstanding employee stock options.

3.    Net Capital Requirements
      The Company's principal broker-dealer subsidiary, Fahnestock & Co. Inc. ("Fahnestock"), is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit items arising from customer transactions. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

      At September 30, 1996, the net capital of Fahnestock as calculated under the Rule was $112,973,000 or 38% of Fahnestock's aggregate debit items. This is $106,997,000 in excess of the minimum required net capital. 5


ITEM 2.
Managements' Discussion and Analysis of Financial Condition and
Results of Operations

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

Unaudited profits in the third quarter of 1996 were U.S.$5,554,000 or $0.45 compared to U.S. $5,937,000 or $0.50 per share for the third quarter of 1995. Revenue for the third quarter of 1996 was U.S. $45,763,000 compared to revenue of U.S. $50,790,000 in 1995.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue showed a decrease of 13% compared to the third quarter 1995 due to lower levels of activity by individual investors during the first part of the quarter which was not completely offset when activity picked up again in September. Principal transactions deceased 14% in the third quarter 1996 from the comparable period of 1995. While revenue from principal transactions for the quarter was substantial, it was down compared to the prior year due to greater volatility in the stock and bond markets.Interest revenue was down 22%
due to a decrease in stock loan activity. Net interest,however, was 7% higher in 1996 than in 1995. Underwriting fees increased by 31% despite a slower underwriting market in July and August 1996. Advisory fees increased by 24% compared to the third quarter 1995 as a result of higher levels of assets under management compared to 1995. This increase in advisory business is not expected to continue for the balance of the year due to the retirement of one of the Company's key asset management employees. The Company will not retain the managed assets under his direct supervision. No significant impact on net earnings is expected. Expenses were down for the quarter compared to 1995 due to lower interest costs and lower compensation costs. Compensation and clearing and exchange fees have significant components which are volume driven. Volume levels in the third quarter of 1996 were lower than in the comparable quarter of 1995. Communications costs decreased in 1996 compared to 1995 due to the impact of newly negotiated contracts. Relatively fixed expenses such as occupancy costs remained consistent with 1995 levels.

Market conditions and interest rate levels impact the revenue and earnings potential of broker-dealers in securities. The recent summer slowdown and stock market decline ended with markets moving sharply higher after investors' confidence was buoyed by the decision of the U.S. Federal Reserve not to raise interest rates. Concern over higher interest rates has been substantially reduced by indications that inflation remains under control and that the U.S. economiy's growth rate has been moderated. The stock market has reached record levels and the direction of the markets from these levels will be determined by corporate earnings and changes in interest rates.
6

Liquidity and Capital Resources

Total assets at September 30, 1996 were U.S.$571,434,000, a decrease of 1% from U.S.$623,466,000 at December 31, 1995. This net decrease is attributable mainly to a decrease in receivables from brokers and clearing organizations partly offset by an increase in cash and receivables from customers. Receivables from brokers and clearing organizations and customers can fluctuate dramatically on a period-to-period basis. The level of these receivables over the course of the quarter was not significantly lower than year end levels. Liquid assets accounted for 99% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowing consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis.
At September 30, 1996 $14,500,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available lines of credit, will satisfy the Company's needs in the foreseeable future.

On February 23, 1996, the Company paid a cash dividend of U.S.$0.20 per Class A non-voting and Class B shares totaling $2,448,000 from available cash on hand. On May 23 and August 23, 1996, the Company paid cash dividends of $0.05 per Class A non-voting and Class B share totaling $613,000 and $617,000, respectively from cash on hand.

On October 17, 1996, the board of directors declared a regular quarterly cash dividend of $0.05 per Class A non-voting and Class B share payable on November 22, 1996 to shareholders of record November 8, 1996.
7

PART II
Item 1. Legal Proceedings
        Fahnestock has been named as defendant in various legal actions and matters for arbitration before The New York Stock Exchange and the National Association of Security Dealers. These claims vary substantially in amount, but the Registrant believes that, in the aggregate, they will not have a material adverse effect on its business.

        Reich is subject to certain claims and litigation which may be material to Reich but which managment does not believe to be material to the Registrant.

Item 2. Not applicable

Item 3. Not applicable

Item 4. Not applicable

Item 5. Other Information
        On August 28, 1996 the Registrant's Class A non-voting shares were listed for trading on The New York Stock Exchange under the symbot "FVH". The Company believes that this listing will improve investor awareness of Fahnestock Viner Holdings Inc. The Class A non-voting shares are no longer quoted on NASDAQ but continue to be listed on The Toronto Stock Exchange under the symbol "FHV.A".

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None
8



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 17th day of October, 1996.

                                     FAHNESTOCK VINER HOLDINGS INC.


                                      By:__/S/ A.G.Lowenthal____
                                         A.G.Lowenthal,Chairman
                                      (Principal Financial Officer)


                                       By:__/S/ E.K.Roberts____
                                          E.K.Roberts, President
                                       (Duly Authorized Officer)
 9