Form 10-K
period 1996-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 1997-03-13
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                                FORM 10-K

(Mark One)
  x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     (Fee required)

    For the fiscal year ended          Commission file number
    December 31, 1996                  1-14416

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

  P.O. Box 2015, Suite 1110                      M4R 1K8
  20 Eglinton Avenue West
  Toronto, Ontario, Canada
  (Address of principal executive offices)     (Zip Code)

  Registrant's Telephone number, including area code: 416-322-1515

  Securities registered pursuant to Section 12(b) of the Act:
  Title of each class         	Name of each exchange
                              	on which registered
  Class A non-voting shares	New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
   Title of each class
   Not Applicable

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on December 31, 1996 was 12,265,760 and 99,680 shares, respectively.




TABLE OF CONTENTS

Item
No.                                                        Page
         PART I
1.       Business                                           1
2.       Properties                                        13
3.       Legal Proceedings                                 14
4.       Submission of Matters to a Vote
         of Security Holders                               14

         PART II
5.       Market for Registrant's Common Equity
         and Related Stockholder Matters                    15
6.       Selected Financial Data                            19
7.       Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations                              19
8.       Financial Statements and Supplementary
         Data                                               24
                                                  (See F1-F14)
9.       Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                               24

         PART III
10.      Directors and Executive Officers
         of the Registrant                                  25
11.      Executive Compensation                             27
12.      Security Ownership of Certain Beneficial
         Owners and Management                              32
13.      Certain Relationships and Related
         Transactions                                       33

         PART IV
14.      Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                            34
                                                   (See E1-E2)

         Signatures                                         35


PART I
Item 1. BUSINESS

Fahnestock Viner Holdings Inc., formerly called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the "Company"), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario M4R 1K8 and its telephone number is (416)322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business.
It owns, directly or through intermediate subsidiaries, Fahnestock
& Co., Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"), and Hudson Capital Advisors Inc., a New York corporation ("Hudson Capital"). Fahnestock, Freedom and Hudson Capital are sometimes collectively referred to as the "Operating
Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services.
Fahnestock is the principal Operating Subsidiary. Fahnestock is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, Fahnestock operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Freedom provides discount securities brokerage services in the United States. Hudson Capital is engaged in the investment advisory business in the United States.

At December 31, 1996, Fahnestock employed 567 full-time registered representatives and 384 employees in trading, research, investment banking, investment advisory services, public finance and support positions for Fahnestock's 47 offices in the United States and for Freedom in its offices in Omaha, Nebraska. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

The operations of the Company and the Operating Subsidiaries are within a single industry segment. No material part of the Company's revenues, taken as a whole, are derived from a single customer or group of customers.

The Operating Subsidiaries are collectively engaged in a broad range of activities in the securities brokerage business, including retail securities brokerage, institutional sales, bond trading and investment banking - offering both corporate and public finance services, underwriting, research, market making and investment advisory and asset management services.

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

Fahnestock, which acts as a clearing broker for Freedom, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were 0.095%, 0.095% and 0.073% in 1996, 1995 and 1994, respectively, of the adjusted combined gross revenues of Fahnestock and Freedom (and until July, 1995, Pace Securities Inc.). In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $9,500,000 per customer. Upon request, Fahnestock, at the customer's expense, will obtain additional protection for a customer whose securities account is in excess of $10,000,000.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for the periods indicated.

(Dollars in thousands,
except percentages)               Year ended December 31,
                           1996     %     1995     %     1994     %

Commissions              $ 73,992  35%  $ 69,072  37%   $61,259  39%
Principal transactions     80,508  38%    56,430  31%    44,734  29%
Interest                   32,981  15%    36,233  19%    23,612  15%
Underwriting fees           8,672   4%     6,540   4%    11,130   7%
Advisory fees              14,189   6%    11,251   6%    12,867   8%
Other                       3,646   2%     4,907   3%     3,651   2%

Total revenues           $213,988 100%  $184,433 100%  $157,253 100%

The Company derives most of its revenues from the operations of its principal subsidiary, Fahnestock. Although maintained as separate entities, because Fahnestock acts as clearing broker in transactions initiated by Freedom, the operations of the Company's brokerage subsidiaries are closely related. Except as expressly otherwise stated, the discussion below pertains to the operations of Fahnestock.


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

Commission business relies heavily on the services of account executives with good sales production records. Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail account executives (excluding the institutional account executives referred to below) in Fahnestock's offices. Fahnestock's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are served by institutional brokers. (For a discussion of the regulation of these, see "Regulation".) The institutional department is supported by the research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Fahnestock provides a full range of securities clearance services to two non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest" and "Securities Borrowed And Loaned." In most cases, Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms often guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

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

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 1996, Fahnestock made approximately 1,800 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

The U.S. Justice Department and the SEC have completed an investigation of industry over-the-counter trading practices. As a result of the investigation, the SEC issued "The 21a Report" detailing industry practices, some of which were deemed anti-competitive. The SEC has effected a "Firm Quote Rule", an "Order Exposure Rule" and a "Best Execution Interpretation" (the Rules), all of which are intended to correct the aforementioned practices and offer public customers better executions. The Rules became effective on January 10, 1997 and it is not possible to predict the effect of them on the profitability of the Operating Subsidiaries.

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

Other Trading Activities

Fahnestock holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market, and may engage from time to time in other types of principal transactions in securities. Fahnestock has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, a department that underwrites and trades U.S. government agency issues and a department that trades high yield securities (commonly referred to as "junk bonds"). These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Fahnestock from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. Fahnestock does not carry "bridge loans" (i.e., short-term loans made in anticipation of intermediate-term or long-term financing). No substantial losses relating to Fahnestock's risk arbitrage activities have been incurred.

Investment Income

Dividends and interest earned on securities held in inventory are treated as investment income.

Principal transactions, including market-making and other trading and investment activities, accounted for approximately 38%, 31% and 29%, respectively, of Fahnestock's total revenues for the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

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


UNDERWRITING BUSINESS

Fahnestock manages the underwriting of both corporate and municipal securities including the securitization of corporate and other obligations, and participates as an underwriter in the syndicates of issues managed by other securities firms. The corporate finance department is responsible for originating and developing transactions which include underwriting, mergers and acquisitions, private placements, valuations, financial advisory work and other investment banking matters.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 4% of its revenues from underwriting in 1996 compared to 4% and 7%, respectively, in 1995 and 1994. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

INVESTMENT ADVISORY BUSINESS

Hudson Capital and Fahnestock (through its divisions Fahnestock Asset Management and Newbold Investment Advisory) provide investment advisory services for a fee to their respective clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Fahnestock's customary commission schedule.

At December 31, 1996 Fahnestock and Hudson Capital together had approximately $800 million under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 180 persons in its administration and operations departments at its head office.

There is considerable fluctuation during any year and from year to year in the volume of transactions Fahnestock must process. Fahnestock records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render Fahnestock liable for disciplinary action by governmental and self-regulatory organisations.

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

Fahnestock believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Fahnestock carries a broker's blanket insurance bond covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15,000,000 with a self-insurance retention of $100,000.

COMPETITION

Fahnestock encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has recently been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations which have entered the securities industry through acquisition, and from other entities. Commercial banks have petitioned the Federal Reserve Board for permission, and have been permitted to enter into various new financial service activities, such as underwriting certain mortgage-backed, collateralized and municipal revenue securities, as well as commercial paper and equities issued by industrial corporations so long as such activities do not exceed 25% of total revenues. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: merger and acquisition advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers. These developments have led to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than Fahnestock for investment funds by offering a greater range of financial services.

Fahnestock believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. Fahnestock and its competitors employ advertizing and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients. Many of Fahnestock's competitors engage in these programs more extensively than does Fahnestock.

There is substantial commission discounting by broker-dealers competing for institutional and retail brokerage business. The continuation of such discounting and an increase in the incidence thereof could adversely affect Fahnestock. However, an increase in the use of discount brokerages could be beneficial to Freedom.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organisations, principally the NASD and the national securities exchanges such as the NYSE, which has been designated as Fahnestock's primary regulator with respect to securities activities and the National Futures Association which has been designated as Fahnestock's primary regulator with respect to commodities activities. The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto Rico.

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

Fahnestock and Hudson Capital are also subject to regulation by the SEC and under certain state laws in connection with their businesses as investment advisors.

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

Fahnestock elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Fahnestock is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule l5c3-3 under the Exchange
Act) or $250,000, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Fahnestock at 110 Wall Street, New York, New York. This office also serves as the base for most of Fahnestock's research, operations and trading, investment banking and investment advisory services, though other offices also have employees who work in these areas. Generally, the offices outside of 110 Wall Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Fahnestock's New York office using the data processing facilities located there. Freedom conducts its business from its offices located at 11422 Miracle Hills Dr., Omaha, Nebraska. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but occupy office space totalling approximately 242,000 square feet in 49 locations under standard commercial terms expiring between 1997 and 2001. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Class A Shares are listed and traded on The New York Stock Exchange (trading symbol "FVH") and on The Toronto Stock Exchange (trading symbol "FHV.A"). The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Shares on The Toronto Stock Exchange and on The New York Stock Exchange commencing August 28, 1996 and prior to August 28, 1996, the range of bid and asked quotations on NASDAQ National Market System for the periods indicated. NASDAQ quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by The Toronto Stock Exchange, The New York Stock Exchange and NASDAQ.

CLASS A SHARES:
                          TSE             NYSE             NASDAQ
                     HIGH      LOW     HIGH   LOW       HIGH     LOW
                    (CDN.Dollars)    (U.S.Dollars)     (U.S.Dollars)
1996 1st quarter   $14.50   $11.75    n/a    n/a      $10.88   $ 8.50
     2nd quarter    18.25    14.63    n/a    n/a       13.44    10.63
     3rd quarter    19.60    15.60    14.13  11.75     14.50    11.25
     4th quarter    20.00    15.90    14.63  11.63     n/a      n/a

1995 1st quarter   $ 9.70   $ 8.60    n/a     n/a     $ 6.875  $ 6.25
     2nd quarter    10.20     9.50    n/a     n/a       7.75     6.625
     3rd quarter    12.70     9.70    n/a     n/a       9.625    7.00
     4th quarter    14.00    11.00    n/a     n/a      10.50     8.125

The following table sets forth information about the Company's shareholders as at December 31, 1996 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares
Total issued and outstanding:        12,265,760

Shareholders of record having      Number of                    Number of
addresses in:                      shares                    shareholders
Canada                             6,111,823    49.8%                 215
United States                      6,153,905    50.2                  201
Other                                     32      -                     2
                                  12,265,760   100.0                  418

Class B shares
Total issued and outstanding:             99,680

Shareholders of record having      Number of                    Number of
addresses in:                      shares                    Shareholders
Canada                                98,131(1)  98.4%                132
United States                          1,541      1.5                  72
Other                                      8      0.1                   2
                                      99,680    100.0                 206
____________________________

(1)The Company has been informed that 50,000 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and
Management".

Dividends

Dividend     Declaration  Record         Payment           Amount
Type         Date         Date           Date              Per Share
Annual       Jan.25/96    Feb.9/96       Feb.23/96         U.S.$0.20
Quarterly    Apr.19/96    May 9/96       May 23/96         U.S.$0.05
Quarterly    Jul.16/96    Aug.9/96       Aug.23/96         U.S.$0.05
Quarterly    Oct.17/96    Nov.8/96       Nov.22/96         U.S.$0.05
Quarterly    Jan.29/97    Feb.10/97      Feb.21/97         U.S.$0.06

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S.$0.06 per Class A Share and Class B Share in May, August and November, 1997 and February, 1998. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

Certain Tax Matters

The following paragraphs summarise certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on the Class A and Class B Shares of the Company. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the Class A and Class B Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Class A and Class B Shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations which may apply to the particular situation.

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

U.S. corporations, U.S. citizens and U.S. residents will generally be entitled, subject to certain limitations, to a credit against their U.S. federal income tax for Canadian federal income taxes withheld from such dividends. Taxpayers may claim a deduction for such taxes if they do not elect to claim such tax credit. No deduction for foreign taxes may be claimed by an individual taxpayer who does not itemise deductions. Because the application of the foreign tax credit depends upon the particular circumstances of each shareholder, shareholders are urged to consult their own tax advisors in this regard. Under certain limited circumstances, non-resident alien and foreign corporations will be subject to U.S. federal income taxation at graduated rates upon dividends or gains with respect to their Class A and Class B Shares, if such income or gain is treated as effectively connected with the conduct of the recipient's trade or business within the United States, and may be entitled to such tax credit or such deduction.

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

Normal Course Issuer Bid

On June 21, 1996 the Company announced that it intended to purchase up to 800,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange. The 800,000 shares represent approximately 8.3% of the public float of Class A Shares. For the year ended December 31, 1996, through both the currently outstanding Normal Course Issuer Bid and through the Normal Course Issuer Bid which expired May 17, 1996, the Company did not purchase any Class A Shares. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. Unless terminated earlier by the Company, it may continue to purchase shares up to June 24, 1997. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1996. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(US dollars in thousands except share amounts)
Year ended December 31,
                     1996        1995       1994        1993        1992
Revenue          $213,988    $184,433    $157,253    $161,985    $139,156
Profit before
 extraordinary
 item            $ 30,279    $ 20,899    $ 11,780    $ 19,022    $ 13,465
Net profit       $ 30,279    $ 20,899    $ 11,780    $ 19,022    $ 13,823
Profit before
 extraordinary item
 per share (1)      $2.42       $1.70       $0.96       $1.59       $1.16
Net profit per
 share (1)
 - basic            $2.42       $1.70       $0.96       $1.59       $1.19
 - fully-diluted    $2.30       $1.64       $0.93       $1.51       $1.14
Total assets     $519,916    $623,466    $510,636    $428,315    $318,799
Total current
 liabilities     $384,048    $516,031    $421,818    $349,825    $258,952
Subordinated
 indebtedness,
 including
 current portion $     30    $     30    $     30    $     30    $     30
Cash dividends per
 Class A Share and
 Class B share      $0.35       $0.15       $0.15        $0.10          -
Shareholders'
 equity          $135,877    $107,405    $ 88,788     $ 78,460    $ 59,817
Book value per
 share (1)         $10.99       $8.92       $7.34        $6.54       $5.06
Number of shares
 of capital stock
 outstanding   12,365,440  12,040,090  12,094,680   11,997,530  11,827,530

The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services. Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fifteen states from 47 offices in the North-eastern United States, the Midwest, Florida and California, and from two associated offices in Caracas, Venezuela and Buenos Aires, Argentina. Client assets entrusted to the Company as at December 31, 1996 totalled approximately $9 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. The Company provides investment advisory services through Hudson Capital and through Fahnestock Asset Management and Newbold Investment Advisors, operating as divisions of Fahnestock. Funds under management by the asset management groups totalled $800 million at December 31, 1996. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

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

The Company's long-term plan is to continue to grow existing offices by hiring experienced professionals, thus maximixing the potential of each office and development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable candidates for acquisition. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with value.

Results of Operations

A strong U.S. economy with low unemployment and stable interest rates set the stage for U.S. stock markets to reach record levels in 1996. With inflation at unusually low levels, investors showed their confidence in the investment environment by adding record amounts into equity mutual funds.

The Company's revenues in fiscal 1996 increased by 16% compared to fiscal 1995 reflecting the strong retail environment in 1996 which produced record commission revenues for the Company as well as record profits from principal transactions in the firm's proprietary trading departments. Underwriting and investment advisory fees increased 33% and 26%, respectively, in 1996 compared to 1995. Net profit in fiscal 1996 was $30,279,000 or $2.42 per share, up 45% from $20,899,000 or $1.70 per share in 1995 which was up 77% from $11,780,000 or $0.96 per share in 1994.

The following table summarises the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended December 31, 1996, 1995 and 1994.

                                     Period to Period Change
                                       Increase (Decrease)
                              1996                      1995
                              versus                    versus
                              1995          Percen-     1994          Percen-
                              Amount        tage        Amount        tage
Revenues-
 Commissions               $ 4,920,000       7.1%     $ 7,813,000      12.8
 Principal transactions     24,078,000      42.7       11,696,000      26.1
 Interest                   (3,252,000)     -9.0       12,621,000      53.5
 Underwriting fees           2,132,000      32.6       (4,590,000)    -41.2
 Advisory fees               2,938,000      26.1       (1,616,000)    -12.6
 Other                      (1,261,000)    -25.7        1,256,000      34.4
                            29,555,000      16.0       27,180,000      17.3
Expenses-
 Compensation               15,008,000      17.2        3,427,000       4.1
 Clearing and exchange
  fees                        (249,000)     -3.3          408,000       5.7
 Communications                (16,000)     -0.1           29,000       0.2
 Occupancy costs               871,000       9.4         (172,000)     -1.8
 Interest                   (5,216,000)    -24.2        9,741,000      82.6
 Other                          86,000       1.0         (118,000)     -1.3
                            10,484,000       7.0       13,315,000       9.7

Profit before taxes         19,071,000      54.8       13,865,000      66.1
Income taxes                 9,691,000      69.6        4,746,000      51.7
Net profit                 $ 9,380,000      44.9%     $ 9,119,000      77.4%


Fiscal 1996 compared to Fiscal 1995

In fiscal 1996, a healthy U.S. economy with stable interest rates and low inflation, sent the U.S. equity market to record-breaking highs.
Retail commission volumes broke 1995 record levels as the Dow Jones Industrial average and all other major indices established new highs.
Total revenues for 1996 were $213,988,000, up 16% over $184,433,000 in
1995. Commission income in 1996 was $73,992,000, up 7% over $69,072,000 in 1995. Commission income (the income realized in securities transactions for which the company acts as agent) increased primarily due to a general increase in market volumes in 1996 compared to 1995. Principal transactions (revenues from transactions in which the company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) was $80,508,000, up 43% from $56,430,000 in 1995. This increase was due primarily to higher activity levels and profits from the Over-the-Counter equity department and the convertible bond department. Underwriting fees in 1996 were $8,672,000, an increase of 33% over $6,540,000 in 1995. With the strong market in corporate Initial Public Offerings (IPOs) business in 1996, the Company was able to increase its underwriting business compared to 1995. Public finance issuance improved from 1995's depressed levels. Advisory fees in 1996 were $14,189,000, an increase of 26% over $11,251,000 in 1995. The increase is attributable to the increasing value of assets managed and the timing of receipts of fees due for such management. In September, 1996 assets under management were significantly reduced as a result of the retirement of a key employee of the Hudson Capital Advisors division. Other revenue was lower in 1996 than 1995 which included a life insurance benefit which did not recur in 1996.

Interest income was $32,981,000, a decrease of 9% from $36,233,000 in 1995. Interest expense was $16,311,000, a decrease of 24% from $21,527,000 in 1995. This decrease is primarily the result of lower stock loan/stock borrow balances in 1996 compared to 1995. Net interest revenue of $16,670,000 (interest revenue less interest expense) increased 13% in 1996 compared to 1995.

Expenses totalled $160,086,000 in 1996, an increase of 7% over $149,602,000 in 1995. Compensation and related expenses, which are largely revenue-driven were $102,059,000 in 1996, an increase of 17% over $87,051,000 in 1995. Clearing and exchange fees were $7,262,000 in 1996, a decrease of 3% from $7,511,000 in 1995 due to the redirection of many transactions away from Exchanges. Communications costs of $15,002,000 in 1996 decreased slightly compared to $15,018,000 in 1995. Occupancy costs were $10,176,000, an increase of 9% compared to $9,305,000 in 1995. This was due to an increase in the cost of leasing premises and equipment, primarily due to the commencement of business of Freedom Investments in late 1995.

Fiscal 1995 compared to Fiscal 1994

In fiscal 1995, a reduction in U.S. interest rates set the stage for record markets. Retail commission volumes reached record levels and the Dow Jones Industrial average and other major market indices set new records. Total revenues for 1995 were $184,433,000, up 17% from $157,253,000 in 1994. Commission income was $69,072,000, up 13% from
$61,259,000 in 1994. Commission income increased primarily due to a general increase in market volumes in 1995 compared to 1994. Principal transactions was $56,430,000, up 26% from $44,734,000 in 1994. This increase was due to higher activity levels in government, corporate and municipal bond trading and trading in the OTC market. Interest income was $36,233,000, up 53% from $23,612,000 in 1994. This increase reflects higher customer debit balances 1995 compared to 1994. Underwriting fees (which have historically been weighted in favour of municipal business) declined in 1995, down 41% to $6,540,000 from $11,130,000 in 1994.
Although the market for corporate new issue business increased in 1995 compared to 1994, the market for municipal issues continued to decline. Advisory fees in 1995 were down 13% to $11,251,000 from $12,867,000 in 1994 due to the timing of billings and somewhat lower activity levels from investment banking assignments. In the ordinary course of business, the company carries life insurance on its executives and former executives. Other income increased to $4,907,000 from $3,651,000 in 1994 primarily due to the proceeds from such insurance.

Expenses totalled $149,602,000 in 1995, an increase of 10% from $136,287,000 in 1994. Compensation and related expenses, which are largely volume-related, increased 4% to $87,051,000 from $83,624,000 in 1994. The comparative increase in compensation costs was partially off-set by the reduction by the latter part of 1994 of certain fixed costs associated with Reich & Co. Inc., which was acquired in December, 1993. Clearing and exchange fees which are also partially volume-related were $7,511,000, up 6% from $7,103,000 in 1994. Communications costs were $15,018,000, up slightly from $14,989,000 in 1994 due to externally-driven cost increases. Occupancy costs were $9,305,000, down 2% from $9,477,000 in 1994 due to restructuring of certain branches and favourable lease negotiations. Interest expense of $21,527,000 in 1995 represented an increase of 83% from $11,786,000 in 1994. Funding of higher customer debit balances was largely accomplished through stock lending activity. Such funding activity increased the cost of borrowing during 1995 compared to 1994. Other expenses were $9,190,000, down 1% from $9,308,000 in 1994.

Liquidity and Capital Resources

The increase in the Company's financial assets during the last three years has been primarily the result of the expansion in its business and the growth in earnings. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 1996, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $11,800,000.

The Company paid cash dividends to its shareholders totalling $4,296,000, during 1996, from internally-generated cash.

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed.

Inflation

Because the assets of the Company's brokerage subsidiaries are highly liquid, and because securities inventories are carried at current market values, the impact of inflation generally is reflected in the financial statements. However, the rate of inflation affects the Company's costs relating to employee compensation, rent, communications and certain other operating costs, and such costs may not be recoverable in the level of commissions charged. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations.

Factors Affecting "Forward-Looking Statements"

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)transaction volume in the securities markets, (ii)the volatility of the securities markets, (iii)fluctuations in interest rates, (iv)changes in regulatory requirements which could affect the cost of doing business, (v)fluctuations in currency rates, (vi)general economic conditions, both domestic and international, (vii)changes in the rate of inflation and the related impact on the securities markets,
(viii)competition from existing financial institutions and other new participants in the securities markets, (ix)legal developments affecting the litigation experience of the securities industry, and (x)changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item is submitted hereinafter following the signature pages hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE
None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 1996 is set forth below.

Name                Age              Positions held
John L. Bitove      68               A Director of the Company since
                                     February 1980; Chairman of The
                                     Bitove Corporation (a holding
                                     company for subsidiaries engaged
                                     in food and beverage services)
                                     since 1987.
                                     - Member of the Audit and Compensation
                                     and Stock Option Committees.

Richard Crystal     56               A Director of the Company since
                                     1992; Partner, Whitman Breed
                                     Abbott & Morgan (Attorneys-at-
                                     Law), U.S. counsel to the Company
                                     since 1985.
                                     - Member of the Compensation and
                                     Stock Option Committee.

Albert G. Lowenthal 51               Chairman of the Board, Chief
                                     Executive Officer and a Director
                                     of the Company since 1985;Chairman
                                     of the Board and Chief Executive
                                     Officer of Fahnestock since 1985;
                                     between March 1985 and September
                                     1985, Mr. Lowenthal was
                                     self-employed; prior to March
                                     1985, Mr. Lowenthal was President
                                     of Cowen Securities Inc., a New
                                     York stock brokerage firm and a
                                     general partner of Cowen & Co., a
                                     New York brokerage firm.

Kenneth W. McArthur  61              A Director of the Company since 1996;
                                     President and C.E.O. of Shurway Capital
                                     Corporation (a private corporation),
                                     since July 1993; Senior Vice-President
                                     Bank of Montreal Investment Counsel
                                     between January 1992 and July 1993;
                                     Senior Vice-President Nesbitt Thomson
                                     Inc. between July 1989 and January 1993.
                                     - Member of the Audit Committee

A. Winn Oughtred    54               A Director of the Company since
                                     1979; a Director of Fahnestock
                                     since 1983; Secretary of the
                                     Company since June, 1992 and prior
                                     to June, 1991; Partner, Borden &
                                     Elliot (Law firm), Canadian counsel
                                     to the Company since 1979.

Elaine K. Roberts   45               President, Treasurer and a
                                     Director of the Company since
                                     1977; Treasurer and a Director of
                                     Fahnestock since 1983.

Burton Winberg      72               A Director of the Company since
                                     1979; President of Rockport
                                     Holdings Limited (a real estate
                                     development company) since 1959.
                                     - Member of the Audit and Compensation
                                     and Stock Option Committees.

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

Except as described below, to the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

The Company has been advised that as at December 31, 1996, Kenneth McArthur, Director, had not filed a Form 3 with respect to initial statement of ownership of shares of the Company. The Company has been advised that Mr. McArthur has now complied with the filing requirements.

Item 11. EXECUTIVE COMPENSATION

General

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company whose total cash compensation for the fiscal year ended December 31, 1996 exceeded $100,000.

SUMMARY COMPENSATION TABLE

                      Annual Compensation              Long-Term Compensation
                                                       #Securities
                                                $Rest- Under
Name and                                $Other  ricted Options/         $All
Principal                               Annual  Stock  SARs     $LTIP   Other
Occupation      Year  $Salary  $Bonus   Comp.   Awards Granted  Payouts Comp.
A.G. Lowenthal, 1996  300,000  400,000  10,400  0       0       386,694  6,730
Chairman, CEO,  1995  300,000  300,000  10,350  0       0       238,306  5,000
and Director of 1994  300,000  187,500  11,270  0       150,000       0  3,200
the Company;
Chairman and CEO
of Fahnestock

Robert Neuhoff, 1996  230,000  175,000       0  0       0             0  6,730
Executive Vice  1995  230,000  125,000       0  0       0             0  5,000
President of    1994  195,000   75,000       0  0       25,000        0  3,200
Fahnestock

Eric Shames (*) 1996  150,000   75,000       0  0       15,000        0  6,595
Secretary of    1995  115,000   50,000       0  0       0             0      0
Fahnestock
(*) Mr. Shames joined the Company in January 1995.

Robert Maimone  1996  135,000   75,000       0  0       25,000        0  6,730
Senior Vice     1995  115,000   50,000       0  0       0             0  4,905
President of    1994  100,000   32,000       0  0       0             0  3,200
Fahnestock

E.K. Roberts,   1996  120,000   70,000  10,400  0       0             0      0
President,      1995  120,000   50,000  10,350  0       0             0      0
Treasurer and   1994  120,000   30,000  11,270  0       75,000        0      0
Director of the
Company

OTHER ANNUAL COMPENSATION - Includes Directors Fees of Cdn$10,000 per year plus Cdn$600 per meeting attended and which were converted to $US at the average rate prevailing during the year.
RESTRICTED STOCK AWARDS - The Company does not have a plan for granting restricted stock awards.
LTIP PAYOUTS - See discussion under 'Stock Appreciation Agreement", described herein. LTIP payouts are paid in January following the year for which they were accrued.
ALL OTHER COMPENSATION - This represents Company contributions to the 401(k)
Plan.

OPTION EXERCISES AND YEAR-END VALUE TABLE
                                                                   $ Year-end
                                           # of shares       value of options
                                            Underlying            unexercised
                                           unexercised           in-the-money
                Shares                    options/SARs                options
              acquired       $ Value      exercisable/          exercisable/
Name       on exercise      Realized     unexercisable          unexercisable
A.G. Lowenthal       0             0   112,500/187,500      892,500/1,309,500
R. Neuhoff      50,000       315,000      6,250/18,750         34,750/104,250
E. Shames            0             0          0/15,000               0/45,750
R. Maimone      12,500        67,500          0/25,000               0/76,250
E.K. Roberts         0             0     18,750/56,250        104,250/312,750

Details of number of shares and value of exercisable and unexercisable options are as follows:

These options are exercisable in $CDN and have been converted at the exchange rate as at December 31, 1996.
                   # of     Option     Price at       Value            Total
                 shares      Price    Dec.31/96   Per Share            Value
A.G. Lowenthal -
   exercisable   75,000      $5.38       $14.50       $9.12         $684,000
   unexercisable 75,000      $5.38       $14.50       $9.12         $684,000
   exercisable   37,500      $8.94       $14.50       $5.56         $208,500
   unexercisable112,500      $8.94       $14.50       $5.56         $625,500
R. Neuhoff -
   exercisable    6,250      $8.94       $14.50       $5.56          $34,750
   unexercisable 18,750      $8.94       $14.50       $5.56         $104,250
E. Shames -
   exercisable        0        n/a          n/a         n/a              n/a
   unexercisable 15,000     $11.45       $14.50       $3.05          $45,750
R. Maimone -
   exercisable        0        n/a          n/a         n/a              n/a
   unexercisable 25,000     $11.45       $14.50       $3.05          $76,250
E.K. Roberts -
   exercisable   18,750      $8.94       $14.50        $5.56        $104,250
   unexercisable 56,250      $8.94       $14.50        $5.56        $312,750


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1996.

Individual Grants
            Number of  % of total                  Potential Realizable Value
           Securities  options/                     at assumed rates of stock
           underlying  SARs        Exercise or        price appreciation for
          option/SARs  granted to  base price  Expiry      option term
              granted  employees   $s/share    date           5%        10%

Robert Maimone 25,000   7.5%     Cdn$15.70  May 28,2001   $61,750   $133,000
Eric Shames    15,000   4.5%     Cdn$15.70  May 28,2001   $37,050   $ 79,800

Pension Plan

The Company has no pension plans for its officers and employees other than a savings plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which the Company may make an annual cash contribution based on compensation for each employee. Should participants in the plan elect to receive their employer contribution in the form of Class A Shares, the Company may make an additional contribution of Class A Shares equal in market value to 15% of the purchase price of the Class A Shares. On January 18, 1994, with respect to the 1993 fiscal year, the Company issued 111,000 Class A Shares from Treasury at Cdn.$10.58 (US$7.965) per share to the Company's 401(k) plan. On January 27 , 1995, with respect to the 1994 fiscal year, the Company issued 92,000 Class A Shares from Treasury at Cdn.$9.00 (US$6.75). On January 10, 1996, with respect to the 1995 fiscal year, the Company issued 113,000 Class A Shares from Treasury at Cdn.$12.24 (US$8.85) per share to the Company's 401(k) plan. On January 14, 1997, with respect to the 1996 fiscal year, the Company issued 70,000 Class A Shares from Treasury at U.S.$14.375 per share to the Company's 401(k) plan.

In addition, employees of the Company and its subsidiaries are entitled to group health benefits and group life insurance coverage pursuant to plans which do not discriminate in scope, terms, or operation in favour of officers or directors of the Company, and which are generally available to all salaried employees.

Employee Stock Option Plans

In 1996, the Company established its 1996 Equity Incentive Plan (the
"EIP"). The 1986 Incentive Stock Option Plan (the "ISO") and the 1986 Employee Stock Option Plan (the "ESO") which were established in 1986 expired in April 1996. (The EIP, the ISO and the ESO are sometimes hereinafter collectively referred to as the "Plans".) The Plans permit the compensation and stock option committee of the board of directors of the Company to grant options to purchase Class A Shares of the Company to officers and key employees of the Company and its subsidiaries. Under an amendment to the ESO in June 1992 grants of options are made to the Company's independent directors on a formula basis. Options generally vest at the rate of 25% of the amount granted for each year held. Under the provisions of the Internal Revenue Code, options granted under the ISO qualify as "incentive stock options" and options granted under the ESO do not qualify. The EIP was amended in January 1997 to increase the authorised number of Class A Shares that may be subject to options to 1,850,000. This amendment is subject to shareholder approval.

The Compensation and Stock Option Committee of the board of directors of the Company administers and interprets the provisions of the Plans, except as the Plans relate to grants to independent directors which are made pursuant to a formula. The committee's responsibilities include determining (i) which employees are eligible for participation in the Plans, (ii) when to grant options under the Plans, (iii) the number of shares that may be subject to options, and (iv) the times at which options may be exercised.

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

Under the terms of the Stock Appreciation Agreement, Mr. Lowenthal was entitled to receive a cash award in January 1996 of U.S.$238,306, being the greater of (x) U.S.$150,000 or (y) the difference between Cdn.$9.00 and the Market Value (as defined in the Stock Appreciation Agreement) for the Company's Class A Shares on The Toronto Stock Exchange as of December 31, 1995, multiplied by 100,000. Mr. Lowenthal was entitled to additional payment of U.S.$386,694 in January 1997 based upon this formula and restricted by the proviso that the aggregate paid with respect to 1995 and 1996 not exceed U.S.$625,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth information as of December 31, 1996 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

Title of   Identity of Person        Mailing          Amount     Percent
Class      or Group                  Address          Owned      of Class
Class B Shares
           A.G.Lowenthal            c/o Fahnestock    50,000(1)  50.2%
                                     & Co.  Inc.
                                     110 Wall Street
                                     NY, NY

            O.Roberts                c/o Fahnestock    44,309(2)  44.4%
                                     Viner Holdings Inc.
                                     20 Eglinton Ave.W.
                                     Toronto, Ontario
___________________________________
1. All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr. Lowenthal who is Chairman of the Company.

2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") is wholly-owned by Mrs. Roberts.


(b) The following table sets forth information as of December 31, 1996 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them.


Title of            Identity of Person                              Percentage
Class               or Group                  Amount Owned          of Class
Class A Shares      Albert G Lowenthal        2,301,060(1),(2)         18.8%
                    Elaine K. Roberts            93,244(4)              0.8%
                    Burton Winberg                  700                   *%
                    A. Winn Oughtred                500                   *%
                    John Bitove                     580                   *%
                    Richard Crystal               5,500(5)                *%
                    Kenneth McArthur             35,000                 0.3%
                    Officers and Directors as a group (7 members;2,436,584
                    shares or 19.9% in aggregate) (1), (2), (4)and (5)

Title of            Identity of Person                              Percentage
Class               or Group                  Amount Owned          of Class
Class B Shares      A.G.Lowenthal                50,000(3)           50.1%
                    E.K. Roberts                    108                 *%
                    John Bitove                      20                 *%
                    Officers and Directors as a group (7 members;50,128
                    shares or 50.3% in aggregate)(3)
__________________________
*Less than 1%
(1)       Mr. Lowenthal is the sole general partner of Phase II
          Financial L. P., a New York limited partnership, ("Phase II
          L.P.") which is the record holder of 2,182,150 Class A
          Shares. Mr. Lowenthal holds 6,410 Class A Shares through the Company's 401(k) plan.
(2) 112,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ISO and ESO.
(3)       Phase II, an Ontario corporation wholly-owned by Mr.
          Lowenthal, is the holder of record of all such shares.
(4) 18,750 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ESO.
(5) 5,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ESO.

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

During the last three years Albert G. Lowenthal and Phase II L.P. have maintained margin accounts with Fahnestock. Such margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The maximum amount of borrowings outstanding during 1996 was $178,000( nil in 1994 and 1995). Mr. Robert Neuhoff also maintains a margin account with Fahnestock. The maximum borrowings outstanding during 1996 was $427,000 (nil in 1994 and 1995).

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  (i)Financial Statements

             The response to this portion of Item 14 is submitted as a separate section of this report.
             See pages F-1 to F-14

    (ii)Financial Statement Schedules

             Not Applicable

   (iii)Listing of Exhibits

             The exhibits which are filed with this Form
             10-K or are incorporated herein by reference are set forth in the Exhibit Index which immediately precedes the exhibits to this report.

(b)          Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K during the last quarter of 1996 or thereafter to date.

(c)          Exhibits

             See the Exhibit Index included hereinafter.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of February, 1997.

FAHNESTOCK VINER HOLDINGS INC.

BY:/s/E.K. Roberts
   E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature             Title                         Date

/s/J.L. Bitove        Director                      Feb.26, 1997
J.L. Bitove

/s/R. Crystal         Director                      Feb.26, 1997
R. Crystal

/s/A.G. Lowenthal     Chairman, Chief Executive     Feb.26, 1997
A.G. Lowenthal        Officer, Director

/s/K.W. McArthur      Director                       Feb.26, 1997
K.W. McArthur

/s/A.W. Oughtred      Secretary, Director            Feb.26, 1997
A.W. Oughtred

/s/E.K. Roberts       President, Treasurer,          Feb.26, 1997
E.K. Roberts          Chief Financial Officer, Director

/s/ B. Winberg        Director                       Feb.26, 1997
B. Winberg


	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	FAHNESTOCK VINER HOLDINGS INC.

Management's Responsibility
 for Consolidated Financial Statements            F-1
Independent Auditors' Report                      F-2
Consolidated Balance Sheet
 as of December 31, 1996 and 1995                 F-3
Consolidated Statement of Retained Earnings
 for the three years ended
 December 31, 1996, 1995 and 1994                 F-5
Consolidated Statement of Operations
 for the three years ended
 December 31, 1996, 1995 and 1994                 F-6
Consolidated Statement of Cash Flows
 for the three years ended
 December 31, 1996, 1995 and 1994                 F-7
Notes to Consolidated Financial Statements        F-8


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

Coopers & Lybrand, the Company's independent auditors, conduct an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

The Board of Directors is responsible for ensuring that management fulfils its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, a majority of whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent auditors to review the internal controls, consolidated financial statements, and the auditor's report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal                        /s/E.K. Roberts
A.G. Lowenthal,                          E.K. Roberts,
Chairman of the Board                    President and
and Chief Executive Officer              Treasurer

January 29, 1997
     F-1

AUDITORS' REPORT

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

We have audited the consolidated balance sheets of Fahnestock Viner Holdings Inc. as at December 31, 1996 and 1995 and the consolidated statements of operations, retained earnings and cash flows for the years ending December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in accordance with accounting principles generally accepted in the United States.

/s/Coopers & Lybrand
Chartered Accountants

Toronto, Canada
January 29, 1997
F-2

	FAHNESTOCK VINER HOLDINGS INC.
	Consolidated Balance Sheet
	As at December 31                               1996                1995
                                                (Expressed in U.S. dollars)
ASSETS
Current assets
 Cash                                      $   9,363,000        $   9,707,000
 Restricted deposits (note 2)                  1,902,000            1,242,000
 Receivable from brokers and
  clearing organizations                     186,543,000          303,610,000
 Receivable from customers                   266,142,000          253,184,000
 Securities owned, at market value
  (notes 3 and 5)                             41,596,000           36,850,000
 Demand notes receivable                          30,000               30,000
 Other                                        10,143,000           14,686,000

                                             515,719,000          619,309,000
Other assets
 Stock exchange seats (approximate market
  value $3,503,000; 1995-$2,911,000)           1,411,000            1,446,000
 Fixed assets, net of accumulated
  depreciation of $3,853,000; 1995-
  $3,118,000                                   1,856,000            1,595,000
 Goodwill, at amortized cost                     930,000            1,116,000

                                               4,197,000            4,157,000

                                           $ 519,916,000        $ 623,466,000
(See accompanying notes to consolidated financial statements)
	F-3

	FAHNESTOCK VINER HOLDINGS INC.
	Consolidated Balance Sheet
	As at December 31                               1996                  1995
                                         (Expressed in U.S. dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Drafts payable                             $  12,439,000       $  16,821,000
 Bank call loans (note 5)                      11,800,000          41,200,000
 Payable to brokers and clearing
  organizations                               193,965,000         319,843,000
 Payable to customers                          91,880,000          79,494,000
 Securities sold, but not yet purchased,
  at market value (note 3)                     32,756,000          25,940,000
 Accounts payable and other liabilities        29,366,000          23,627,000
 Income taxes payable (note 8)                 11,803,000           9,106,000

                                              384,009,000         516,031,000

Subordinated loans payable (note 4)                30,000              30,000

Shareholders' equity
 Share capital (note 6)
  12,265,760 Class A non-voting shares          39,688,000         37,513,000
   (1995-11,940,410 shares)
  99,680 Class B voting shares                     133,000            133,000

                                                39,821,000         37,646,000
 Contributed capital (note 7)                    1,099,000            785,000
 Retained earnings                              94,957,000         68,974,000

                                               135,877,000        107,405,000

                                             $ 519,916,000      $ 623,466,000
Commitments and contingencies (notes 10 and 12)

(See accompanying notes to consolidated financial statements)
	F-4


	FAHNESTOCK VINER HOLDINGS INC.
	Consolidated Statement of Retained Earnings
	For the Year Ended December 31
                                   1996              1995           1994
                                        (Expressed in U.S. dollars)
Retained earnings,
 beginning of year            $ 68,974,000       $ 49,902,000     $39,974,000
Net profit for the year         30,279,000         20,899,000      11,780,000
Dividends paid                  (4,296,000)        (1,827,000)     (1,852,000)
Retained earnings,
 end of year                  $ 94,957,000       $ 68,974,000     $49,902,000
(See accompanying notes to consolidated financial statements
	F-5

	FAHNESTOCK VINER HOLDINGS INC.
	Consolidated Statement of Operations
	For the Year Ended December 31
                              1996                1995              1994
                                   (Expressed in U.S. dollars)
Revenue
 Commissions              $ 73,992,000      $  69,072,000      $  61,259,000
 Principal transactions     80,508,000         56,430,000         44,734,000
 Interest                   32,981,000         36,233,000         23,612,000
 Underwriting fees           8,672,000          6,540,000         11,130,000
 Advisory fees              14,189,000         11,251,000         12,867,000
 Other                       3,646,000          4,907,000          3,651,000

                           213,988,000        184,433,000        157,253,000

Expenses
 Compensation and related
  expense                  102,059,000         87,051,000         83,624,000
 Clearing and exchange fees  7,262,000          7,511,000          7,103,000
 Communications             15,002,000         15,018,000         14,989,000
 Occupancy costs            10,176,000          9,305,000          9,477,000
 Interest                   16,311,000         21,527,000         11,786,000
 Other                       9,276,000          9,190,000          9,308,000

                           160,086,000        149,602,000        136,287,000

Profit before income taxes  53,902,000         34,831,000         20,966,000

Income taxes (note 8)       23,623,000         13,932,000          9,186,000

Net profit for the year   $ 30,279,000        $20,899,000        $11,780,000

Profit per share (note 9)
-basic                           $2.42              $1.70              $0.96
-fully diluted                   $2.30              $1.64              $0.93
(See accompanying notes to consolidated financial statements)
	F-6

	FAHNESTOCK VINER HOLDINGS INC.
	Consolidated Statement of Cash Flows
	For the Year Ended December 31
                                   1996               1995            1994
                                        (Expressed in U.S. dollars)
Cash flows from operating activities:
  Net profit for the year     $ 30,279,000        $20,899,000     $11,780,000
  Adjustments to reconcile
  net profit to net cash
  provided by operating
  activities:
  Non-cash items included in
  net profit:
   Depreciation and amortization   955,000            579,000         590,000
  Decrease (increase) operating
  assets:
   Restricted deposits         (   660,000)           (48,000)        92,000
   Receivable from brokers,
    and clearing organizations 117,067,000        (85,412,000)    (47,930,000)
   Receivable from customers   (12,958,000)       (16,428,000)    (36,938,000)
   Securities owned            ( 4,746,000)        (6,683,000)      7,515,000
   Other                         4,543,000         (5,734,000)     (1,423,000)
   Drafts payable              ( 4,382,000)         3,902,000         475,000
   Payable to brokers and
   clearing organizations     (125,878,000)        59,331,000      69,089,000
   Payable to customers         12,386,000          1,527,000       6,566,000
   Securities sold, but not yet
   purchased                     6,816,000         13,899,000      (1,859,000)
   Accounts payable and
   other liabilities             5,739,000          3,069,000      (1,050,000)
   Income taxes payable          2,697,000          7,110,000      (4,442,000)
    Net cash provided (used)
    by operating activities     31,858,000         (3,989,000)      2,465,000

Cash flows from investing and other activities:
  Proceeds from sale
  of exchange seat                   -               164,000           32,000
  Purchase of fixed assets        (995,000)         (597,000)        (653,000)
  Purchase of exchange seat          -                (7,000)           -
    Net cash used in investing
    and other activities           (995,000)         (440,000)       (621,000)

Cash flows from financing activities:
  Cash dividends paid on
  Class A non-voting and
  Class B shares                ( 4,296,000)       (1,827,000)     (1,852,000)
  Issuance of Class A
  non-voting shares               2,175,000           691,000       1,493,000
  Tax benefit from employee
  options exercised                 314,000             -             580,000
  Repurchase of Class A
  non-voting shares                    -           (1,146,000)     (1,673,000)
  Increase in bank call loans   (29,400,000)        5,375,000       3,214,000
    Net cash provided (used)
    in financing activities     (31,207,000)        3,093,000       1,762,000

Increase (decrease) in cash     (   344,000)       (1,336,000)      3,606,000
Cash, beginning of year           9,707,000        11,043,000       7,437,000
Cash, end of year              $  9,363,000      $  9,707,000    $ 11,043,000
(See accompanying notes to consolidated financial statements)
	F-7

	FAHNESTOCK VINER HOLDINGS INC.
	Notes to Consolidated Financial Statements
	(Expressed in U.S. dollars)
	December 31, 1996

GENERAL
Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc. ("Fahnestock"), is a member of the New York Stock Exchange , the American Stock Exchange and several other regional exchanges.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates are related to income taxes and contingencies. Actual results could be materially different from these estimates.

Since operations are predominantly based in the United States, these consolidated financial statements are presented in U.S. dollars.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the U.S., are as follows:
   Fahnestock & Co. Inc.          broker/dealer in securities
   Freedom Investments, Inc.      discount broker in securities
   Hudson Capital Advisors Inc.   investment advisory services

Significant inter-company balances and transactions have been eliminated upon consolidation.

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

(c) Goodwill
Goodwill, acquired upon the acquisition of Fahnestock and Fahnestock International Inc., is being amortized to operations on a straight-line basis over twenty years. Negative goodwill arising as a result of the acquisition of Hopper Soliday Corporation and subsidiaries and Reich & Co., Inc. is being amortized to operations on a straight- line basis over twenty years.

F-8

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

2. Restricted deposits
Deposits of $1,902,000 (1995-$1,242,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

3. Securities owned and sold, but not yet purchased
                                               1996                  1995
Securities owned consist of:
Corporate equities                         $22,846,000            $20,756,000
Corporate debt                              10,963,000              8,311,000
U.S. government and agency and state
 and municipal government obligations        5,782,000              6,757,000
Securities purchased to resell               2,005,000              1,016,000
Certificate of deposit                           -                     10,000
                                           $41,596,000            $36,850,000
Securities sold, not yet purchased
 consist of:
Corporate equities                         $30,170,000            $24,146,000
Corporate debt                                 512,000                671,000
U.S. government and agency and state
 and municipal government obligations        2,074,000              1,123,000
                                           $32,756,000            $25,940,000

4. Subordinated loans payable
                                                1996                 1995

Due in 1999 at 5.5%                          $   30,000           $    30,000

5. Bank call loans
Bank call loans bear interest at various rates but not exceeding the broker call rate, which was 6 7/8% at December 31, 1996. These loans, collateralized by firm and customer securities with a market value of approximately $19,201,000 and $33,288,000, respectively, are primarily with one major money center bank. Details of the bank call loans are as follows:

December 31                       1996               1995             1994

Year-end balance             $11,800,000        $41,200,000       $35,825,000
Weighted interest rate             6.343%             7.250%            7.250%
  (at end of year)
Maximum balance              $23,150,000         $41,200,000      $69,050,000
  (at any month end)
Average amount outstanding   $10,867,000         $17,446,000      $29,634,000
  (during the year) (2)
Weighted average interest rate     5.97%               5.093%           2.116%
  (during the year) (1)
F-9


(1) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding.

(2) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 1996, 1995 and 1994 was $17,721,000; $22,900,000 and $11,546,000,
respectively.

6. Share capital
The Company's authorized share capital consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

All of the above-referenced classes of shares are without par value.

The Company's issued and outstanding share capital is as follows:

                                      1996           1995              1994
12,265,760 (11,940,410 in 1995 and
  11,995,000 in 1994) Class A
  non-voting shares               $39,688,000     $37,513,000     $37,968,000
99,680 Class B voting shares          133,000         133,000         133,000
                                  $39,821,000     $37,646,000     $38,101,000

The Company has outstanding options with certain employees to purchase a total of 1,033,000 Class A non-voting shares as follows:

Number          Date
of shares       of Grant                  Option price      Expiry date
100,000         June 1, 1992              Cdn.$ 7.88        May 31, 1997
150,000         January 27, 1993          Cdn.$ 7.38        January 26,1998
100,000         January 28, 1994          Cdn.$12.50        February 28, 1999
250,000         March 1, 1994             Cdn.$12.25        February 28, 1999
100,000         June 6, 1994              Cdn.$ 9.00        June 5, 1999
 20,000         January 2, 1996           Cdn.$12.62        January 1, 2001
147,000         May 29, 1996              Cdn.$15.70        May 28, 2001
140,000         July 16, 1996             Cdn.$15.75        July 15, 2001
 21,000         December 16, 1996         US  $14.375       December 15, 2001
  5,000         December 31, 1996         Cdn.$19.80        December 31, 2001

During 1996, options to purchase 212,350 Class A non-voting shares (21,875 in 1995 and 246,250 in 1994) were exercised for cash totalling $1,175,000 ($70,000 in 1995 and $609,000 in 1994). The number of options vested at December 31, 1996 was 223,750 (263,625 in 1995 and 169,000 in 1994). The
authorized number of Class A non-voting shares that may be made subject to options under the Company's employee stock option plans is 1,850,000

The Company issued Class A non-voting shares from Treasury to the Company's 401(k) plan as follows:
               Number             Date                     Issue
Year           of shares          of issue                 Price per share
1994            92,000            January 27, 1995         Cdn.$ 9.00
1995           113,000            January 10, 1996         Cdn.$12.24
1996            70,000            January 14, 1997         US $14.50

In 1996 the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows (US$0.15 in 1995):

Dividend
per share   Record Date             Payment Date
US$0.20     February 9, 1996        February 23, 1996
US$0.05     May 9, 1996             May 23, 1996
US$0.05     August 9, 1996          August 23, 1996
US$0.05     November 8, 1996        November 22, 1996

US$0.35

The Company may purchase up to 800,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange. During the year ended December 31, 1996, the Company made no such purchases. Unless terminated earlier by the Company, it may purchase shares up to June 24, 1997.

7. Contributed capital
Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised in 1992, 1994 and 1996.

8. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

                                     1996            1995             1994

Profit before income tax         $53,902,000     $34,831,000      $20,966,000

U.S. federal tax at 35%          $18,876,000     $12,268,000      $ 7,533,000
Canadian tax at 44%                  (13,000)        (97,000)        (245,000)
Combined state and local tax       7,378,000       4,564,000        2,870,000
Income taxes before
   undernoted                     26,241,000      16,735,000       10,158,000
Tax effect of non-taxable
   interest and dividends           (271,000)      ( 269,000)        (201,000)
Tax effect on other
   differences between
   accounting and taxable
   income                         (2,347,000)      (2,534,000)       (771,000)
Income taxes                     $23,623,000      $13,932,000     $ 9,186,000

Profit before income
   tax provision
      Canadian operations        $  (29,000)     $  (220,000)     $  (557,000)
      U.S. operations            $53,931,000      $35,051,000     $21,523,000

The current U.S. income tax provision in 1996 is $23,623,000 ($13,932,000 in 1995 and $9,186,000 in 1994). The current Canadian income tax provision in 1996, 1995 and 1994 is nil.

Aggregate deferred tax assets, which relate to fixed assets and acquired net operating losses, are included in other assets and amounted to $190,000.

On a cash basis, the Company paid income taxes for the years ended December 31, 1996, 1995 and 1994 in the amounts of $19,467,000, $6,731,000 and $7,337,000, respectively.

9. Profit per share
                                    1996            1995             1994
Basic weighted average number
   of shares outstanding         12,519,947      12,330,552        12,221,985
Additional shares issuable on
   exercise of options              809,250         648,750           509,500
Fully diluted common shares      13,329,197      12,979,302        12,731,485

Net profit                      $30,279,000     $20,899,000       $11,780,000
Imputed earnings, net of
   income taxes, on cash
   which would be received
   on the exercise of
   options and warrants             337,000         327,000           110,000
Fully diluted net income        $30,616,000     $21,226,000       $11,890,000

Basic profit per share                $2.42           $1.70             $0.96
Fully diluted profit per share        $2.30           $1.64             $0.93

FASB Statement No.123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995, and if fully adopted, changes the method for recognition of cost on stock compensation plans similar to those of the Company.

Adoption of SFAS 123's fair value recognition method is optional. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans.

The proforma results if compensation expense for the Company's 1996 grants for stock compensation had been determined in accordance with SFAS 123 are as follows:
                                As reported        Proforma
Net profit                      $30,279,000        $30,117,000
Net profit per Class A Share
 and Class B Share              $2.42              $2.41

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 1996: risk-free interest rates ranging from 5.41% to 6.66%, expected dividend yield of 1.4%, expected life of 5 years and expected volatility of 25%. The weighted average fair value of options granted during 1996 was $958,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options vest over a five year period with 0% in year one, and 25% of the shares becoming exercisable on each of the next four anniversaries of the grant date.

The effects of applying SFAS 123 in this proforma presentation are not indicative of future amounts because it does not take into consideration future grants, any difference between actual and assumed forfeitures, and only reflects grants subsequent to December 15, 1994.

10. Commitments and contingencies
(a) The Company and its subsidiaries are obligated under lease agreements to pay the following future minimum rentals:
     1997      $5,149,000
     1998       3,399,000
     1999         807,000
     2000         183,000
     2001          79,000
               $9,617,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 1996, 1995 and 1994 was $5,566,000, $5,411,000 and $6,063,000, respectively.

(c) The Company maintains a contribution based retirement plan covering substantially all full-time U.S. employees. The plan provides that the Company may make discretionary contributions. The Company made contributions to the plan of $1,922,000, $1,600,000 and $1,110,000 in 1996, 1995 and 1994,
respectively.

(d) The Company's bankers have issued letters of credit for $17,000,000 deposited with one clearing organization of which $11,697,000 is collateralized by securities owned.

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

(f) The Company's subsidiary, Fahnestock, is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3.1. Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 1996, Fahnestock had net capital of $118,539,000 which was $112,546,000 in excess of the $5,994,000 required to be maintained at that date.

12.Financial instruments with off-balance sheet risk and concentration
In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfil their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfil their contractual obligations. It is the Company's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognised on the balance sheet. Inventory positions are monitored on a daily basis to minimize the risk of loss.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various secured financing sources such as bank loans and securities loaned. At December 31, 1996, approximately $49,700,000 of securities loaned are collateralized by customer securities. Included in receivable from brokers and clearing organizations are receivables from four major broker-dealers totalling $107,928,000. The Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.

13.  Impact of Recently Issued Accounting Standards
New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

14.Subsequent event
On January 29, 1997, a cash dividend of U.S.$0.06 per share (totalling $746,000) was declared payable on February 21, 1997 to holders of Class A non-voting and Class B shares of record February 10, 1997.

	F-14



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

10(a)                 Lease documentation for the premises at 110
                      Wall Street, New York, New York, including the Lease Modification Agreement dated
                      January 25, 1991 between The 110 Wall Company and Fahnestock & Co. Inc.(previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990 and the Lease Agreement dated January 5, 1987 between The 110 Wall Company and Fahnestock & Co. Inc. and the Lease dated November 18, 1980 between The 110 Wall Company and Fahnestock & Co. Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31,1988).

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

10(d) Fahnestock Viner Holdings Inc. 1986 Incentive Stock Option Plan (Amended and Restated as at April 26, 1991) (previously filed as an exhibit to Form 10-K for the year ended December 31,
                      1992)
	E-1

10(e)                 Fahnestock Viner Holdings Inc. 1986 Employee
                      Stock Option Plan (Amended and Restated as at April 26, 1991) (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992)

10(f) Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at January 7, 1997 (filed herewith).*

21 Subsidiaries of the Registrant (previously filed as an exhibit to Form 10-K for the year ended
                      December 31, 1995)

23(a)                 Consent of Coopers & Lybrand (filed herewith).*

27                    Financial Data Schedule, as required by
                      Item 601(c)(2)(I) of Regulations S-K and S-B
                     (filed herewith).*
E-2