Form 10-Q
period 1997-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 1997-04-25
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                            FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1997
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 31, 1997 was 12,335,760 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.          INDEX
                                                                 Page No.
      PART I      FINANCIAL INFORMATION
      Item 1.     Financial Statements (unaudited)

                  	Consolidated Balance Sheet                     2
                    	as of March 31, 1997
                    	and December 31, 1996

                  	Consolidated Statement of Operations           3
                    	for the three months ended
                    	March 31, 1997 and 1996

                  	Consolidated Statement of Cash Flows           4
                    	for the three months ended
                    	March 31, 1997 and 1996

                  	Notes to Consolidated Financial
                    	Statements                                     5

      Item 2.   	Management's Discussion and Analysis
                    	of Financial Condition and Results
                    	of Operations                                  6

      PART II     OTHER INFORMATION
      Item 1.     	Legal Proceedings                              8
      Item 2.     	Changes in Securities                          8
      Item 3.     	Defaults Upon Senior Securities                8
      Item 4.     	Submission of Matters to a Vote of
                        Security-Holders                               8
      Item 5.     	Other Information                              8
      Item 6.     	Exhibits and Reports on Form 8-K               8

      SIGNATURES                                                       9


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 1997
(unaudited)
                                                      March 31,  December 31,
                                                          1997        1996 *
                                        Expressed in thousands of U.S.dollars
ASSETS
Current assets
  Cash                                                 $  8,476      $  9,363
  Restricted deposits                                     2,399         1,902
  Receivable from brokers and clearing organizations    208,609       186,543
  Receivable from customers                             263,690       266,142
  Securities owned, at market value                      39,186        41,596
  Demand notes receivable                                    30            30
  Other                                                   9,350        10,143

                                                        531,740       515,719
Other assets
  Stock exchange seats (approximate market value
   $3,720; $3,503 in 1996)                                1,402         1,411
  Fixed assets, net of accumulated depreciation of
   $4,069; $3,853 in 1996)                                1,898         1,856
  Goodwill, at amortized cost                               884           930

                                                          4,184         4,197

                                                       $535,924      $519,916
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                       $ 25,750      $ 12,439
  Bank call loans                                         7,226        11,800
  Payable to brokers and clearing organizations         232,326       193,965
  Payable to customers                                   76,739        91,880
  Securities sold, but not yet purchased,
   at market value                                       19,198        32,756
  Accounts payable and other liabilities                 26,682        29,366
  Income taxes payable                                    4,767        11,803

                                                        392,688       384,009

Subordinated loans payable                                   30            30

Shareholders' equity
  Share capital
   12,335,760 Class A non-voting shares
    (1996 - 12,265,760 shares)                           40,694        39,688
   99,680 Class B voting shares                             133           133

                                                         40,827        39,821
  Contributed capital                                     1,099         1,099
  Retained earnings                                     101,280        94,957

                                                        143,206       135,877

                                                       $535,924      $519,916
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial
statements.                          2

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
(unaudited)
                                               First quarter ended March  31,
                                                    1997            1996 *
                                        Expressed in thousands of U.S.dollars
REVENUE:
 Commissions                                        $18,853           $19,389
 Principal transactions                              17,537            21,756
 Interest                                             7,406             8,587
 Underwriting fees                                    3,160             1,992
 Advisory fees                                        2,865             3,290
 Other                                                  667               736

                                                     50,488            55,750
EXPENSES:
 Compensation and related expenses                   24,453            26,370
 Clearing and exchange fees                           1,753             1,929
 Communications                                       3,564             3,877
 Occupancy costs                                      2,294             2,346
 Interest                                             3,078             4,795
 Other                                                2,612             2,256

                                                     37,754            41,573

Profit before income taxes                           12,734            14,177

Income tax provision                                  5,665             6,286

NET PROFIT FOR THE PERIOD                               $ 7,069       $ 7,891

Earnings per share
          - primary                                   $0.55             $0.63
          - fully diluted                             $0.53             $0.61

* restated to conform with presentation adopted at December 31, 1996. The accompanying notes are an integral part of these condensed financial
statements.                           3

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997
(unaudited)
                                                    1997                1996
                                       Expressed in thousands of U.S. dollars
Cash flows from operating activities:
  Net profit for the period                      $ 7,069              $ 7,891
  Adjustments to reconcile net profit
     to net cash provided by operating
     activities:
     Non-cash items included in net profit:
       Depreciation and amortization                 271                  173
  Decrease (increase) in operating assets:
     Restricted deposits                            (497)                 121
     Receivable from brokers and clearing
      organizations                              (22,066)              85,024
     Receivable from customers                     2,452              (18,334)
     Securities owned                              2,410                1,431
     Other assets                                    793                3,320
  Increase (decrease) in operating liabilities:
     Drafts payable                               13,311               (2,357)
     Payable to brokers and clearing
      organizations                               38,361              (16,073)
     Payable to customers                        (15,141)             (11,549)
     Securities sold, but not yet purchased      (13,558)              (6,923)
     Accounts payable and other liabilities       (2,684)                 294
     Income taxes payable                         (7,036)              (1,710)

                                                   3,685               41,308
Cash flows from investing and other activities:
  Purchase of fixed assets                          (258)                 (80)

                                                    (258)                 (80)
Cash flows from financing activities:
  Cash dividends paid on Class A non-voting
   and Class B shares                               (746)              (2,448)
  Issuance of Class A non-voting shares            1,006                1,280
  Decrease in bank call loans                     (4,574)             (41,200)

                                                  (4,314)             (42,368)

Decrease in cash                                    (887)              (1,140)
Cash, beginning of period                          9,363                9,707

Cash, end of period                              $ 8,476              $ 8,567

The accompanying notes are an integral part of these condensed financial
statements.                        4

FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements
(unaudited)

1.    Financial Statements
      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes generally required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the registrant's annual report for the year ended December 31, 1996 which should be consulted for a summary of the significant accounting policies utilized by the Company. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented have been made. All adjustments made are of a recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2.    Earnings per share
      Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,797,051 in 1997, 12,495,251 in 1996. Fully diluted earnings per share reflects the effect of outstanding employee stock options.

      Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. The Company plans to adopt FAS 128 in the fourth quarter of 1997 for the year ended December 31, 1997. If FAS 128 had been adopted at March 31, 1997, basic earnings per share would be $0.57 and $0.65, respectively, for the quarters ended March 31, 1997 and 1996 and diluted earnings per share would be $0.55 and $0.63, respectively,for the quarters ended March 31, 1997 and 1996.


3.    Net Capital Requirements
      The Company's principal broker-dealer subsidiary, Fahnestock & Co. Inc. ("Fahnestock"), is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital equal to 2% of aggregate debit items arising from customer transactions, as defined. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

      At March 31, 1997, the net capital of Fahnestock as calculated under the Rule was $127,069,953 or 42% of Fahnestock's aggregate debit items. This is $121,000,855 in excess of the minimum required net capital.

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

Results of Operations

Unaudited profits in the first quarter of 1997 were U.S.$7,069,000 or $0.55 per share compared to U.S.$7,891,000 or $0.63 per share for the first quarter of 1996, a decline of 10% in net profit. Revenue for the first quarter of 1997 was U.S. $50,488,000 compared to revenue of U.S. $55,750,000 in 1996, a decline of 9%. While revenues and earnings did not reach the high levels achieved in the first quarter of 1996, the first quarter of 1997 showed significant improvement from the results reported for the last two quarters of 1996.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue showed a decrease of 3% compared to the first quarter 1996 due to lower levels of activity by individual investors commencing in March 1997. Through February 1997, Fahnestock's commission business compared favorably with the prior year. Weakening markets and increased volatility in March were caused by investor concern over predictions of rising interest rates and mixed inflation indications. Revenue from principal transactions decreased 19% in the first quarter 1997 from the comparable period of 1996. While revenue from principal transactions for the quarter was substantial, it was down compared to the prior year due to greater volatility in the stock and bond markets. Interest revenue was down 14% due to a decrease in stock loan activity, although net interest revenue (the difference between interest revenue and interest expense) increased by 14% due to a lower average cost of funds in 1997 compared to 1996. Underwriting fees increased by 59% due to high levels of IPO activity as well as the success of the Company's new structured asset activities. Advisory fees decreased by 13% compared to the first quarter 1996 as a result of the retirement of one of the Company's key employees at Hudson Capital Advisors in the third quarter of 1996. The Company did not retain the managed assets under his direct supervision. No significant impact on net earnings has resulted. Expenses were down by 9% for the quarter compared to 1996 due to lower interest costs and lower compensation costs. Overall volume levels in the first quarter of 1997 were lower than in the comparable quarter of 1996. Compensation and clearing and exchange fees have significant components which are volume driven and thus decreased in 1997 compared to 1996. Communications costs decreased moderately in 1997 compared to 1996 due to the impact of newly negotiated contracts. Relatively fixed expenses such as occupancy costs remained consistent with 1996 levels.

In recent weeks investors appear to sitting on the side-lines assessing possible future interest rate tightening by the Federal Reserve and awaiting first quarter corporate earnings reports. These factors will impact the volume levels and direction of the markets in the months ahead.

6

Liquidity and Capital Resources
Total assets at March 31, 1997 were U.S.535,924,000, an increase of 3% from U.S.$519,916,000 at December 31, 1996. This net increase is attributable mainly to an increase in receivables from brokers and clearing organizations partly. Liquid assets accounted for 99% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 1997 $25,750,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, will satisfy the Company's needs in the foreseeable future.

On February 21, 1997, the Company paid a cash dividend of U.S.$0.06 per Class A non-voting and Class B shares totaling $746,000 from available cash on hand.

On April 21, 1997, the board of directors declared a regular quarterly cash dividend of $0.06 per Class A non-voting and Class B share payable on May 23, 1997 to shareholders of record on May 9, 1997.

7

PART II
Item 1. Legal Proceedings
There are no material legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject. The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

Item 2.	Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 21st day of April, 1997.

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