Form 10-Q
period 1997-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 1997-07-30
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                           FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the Quarterly Period ended  June 30, 1997
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on June 30, 1997 was 12,435,760 and 99,680 shares, respectively.


FAHNESTOCK VINER HOLDINGS INC.
INDEX
                                                                  					Page No.
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)
            Consolidated Balance Sheet                                      2
            as of June 30, 1997 and December 31, 1996

            Consolidated Statement of Operations                            3
            for the six months ended June 30, 1997 and 1996

            Consolidated Statement of Cash Flows                            4
            for the six months ended June 30, 1997 and 1996

            Notes to Consolidated Financial Statements                      5

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   6

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               8
Item 2.     Changes in Securities                                           8
Item 3.     Defaults Upon Senior Securities                                 8
Item 4.     Submission of Matters to a Vote of Security-Holders             9
Item 5.     Other Information                                               9
Item 6.     Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                 10


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
AS AT JUNE  30, 1997
unaudited

                                              June 30,           December 31,
Expressed in thousands of U.S. dollars        1997               1996  *

ASSETS
Current assets
  Cash                                        $9,565                   $9,363
  Restricted deposits                          2,396                    1,902
  Escrow deposit for stock of First
   of Michigan Capital Corporation            38,000                      -
  Receivable from brokers and
   clearing oganizations                     326,120                  186,543
  Receivable from customers                  263,407                  266,142
  Securities purchased under
   agreement to resell                         2,025                    2,005
  Securities owned, at market value           44,057                   39,591
  Demand notes receivable                         30                       30
  Other                                        9,237                   10,143
                                             694,837                  515,719
Other assets
  Stock exchange seats (approximate
    market value $3,950; $3,503 in 1996)       1,394                    1,411
  Fixed assets, net of accumulated
    depreciation of $4,419; $3,853 in 1996)    1,919                    1,856
  Goodwill, at amortized cost                    836                      930
                                               4,149                    4,197

                                            $698,986                 $519,916

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                             $10,585                  $12,439
  Bank call loans                             17,300                   11,800
  Payable to brokers and
    clearing organizations                   356,769                  193,965
  Payable to customers                        96,563                   91,880
  Securities sold, but not yet
    purchased, at  market value               38,559                   32,756
  Accounts payable and other liabilities      25,633                   29,366
  Income taxes payable                         6,016                   11,803
                                             551,425                  384,009

Subordinated loans payable                        30                       30

Shareholders' equity
  Share capital
    12,435,760 Class A non-voting shares
    (1996 - 12,265,760 shares)                41,265                   40,024
    99,680 Class B voting shares                 133                      133
                                              41,398                   40,157
  Contributed capital                          1,099                    1,099
  Retained earnings                          105,034                   94,621
                                             147,531                  135,877

                                            $698,986                 $519,916

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements
2


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                     Second quarter ended   Six  months ended
unaudited                                   June 30,              June 30,
                                           1997     1996*      1997     1996*
Expressed in thousands of U.S. dollars
REVENUE:
  Commissions                           $18,941   $19,507   $37,794   $38,896
  Principal transactions                 11,984    31,128    29,521    52,884
  Interest                                8,573     8,665    15,979    17,252
  Underwriting fees                       1,422     2,710     4,582     4,702
  Advisory fees                           2,585     4,649     5,450     7,939
  Other                                     913       792     1,580     1,528
                                         44,418    67,451    94,906   123,201
EXPENSES:
  Compensation and related expenses      22,112    31,189    46,565    57,559
  Clearing and exchange fees              1,822     1,876     3,575     3,805
  Communications                          3,658     4,047     7,222     7,924
  Occupancy costs                         2,255     2,372     4,549     4,718
  Interest                                4,261     4,502     7,339     9,297
  Other                                   2,201     2,558     4,813     4,814
                                         36,309    46,544    74,063    88,117

Profit before income taxes                8,109    20,907    20,843    35,084

Income tax provision                      3,603     9,250     9,268    15,536

NET PROFIT FOR PERIOD                    $4,506   $11,657   $11,575   $19,548

Profit per share
- basic                                   $0.36     $0.94     $0.91     $1.57
- fully diluted                           $0.34     $0.91     $0.88     $1.54

*restated to conform with presentation adopted at December 31, 1996.

The accompanying notes are an integral part of these condensed financial statements
3


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997
unaudited

                                                            1997         1996
Expressed in thousands of U.S. dollars

Cash flows from operating activities:
Net profit for the period                                 $11,575     $19,548
Adjustments to reconcile net profit to net cash
provided by operating activities:
  Non-cash items included in net profit:
    Depreciation and amortization                             566         343
  Decrease (increase) in operating assets:
    Restricted deposits                                      (494)        149
    Receivable from brokers and clearing organizations   (139,577)     19,211
    Receivable from customers                               2,735     (16,955)
    Securities purchased under agreement to resell            (20)       (793)
    Securities owned                                       (4,466)     (1,919)
    Other assets                                              905       7,609
  Increase (decrease) in operating liabilities:
    Drafts payable                                         (1,854)     (5,450)
    Payable to brokers and clearing  organizations        162,804        (230)
    Payable to customers                                    4,683      (4,267)
    Securities sold, but not yet purchased                  5,803     (10,744)
    Accounts payable and other liabilities                 (3,733)      7,232
    Income taxes payable                                   (5,787)      4,946
                                                           33,140      18,680
Cash flows from investing and other activities:
  Escrow deposit for stock of First of Michigan
    Capital Corporation                                   (38,000)        -
  Purchase of fixed assets                                   (517)       (234)
                                                          (38,517)       (234)
Cash flows from financing activities:
  Cash dividends paid on Class A non-voting and
    Class B shares                                         (1,498)     (3,061)
  Issuance of Class A non-voting shares                     1,577       2,010
  Increase (decrease) in bank call loans                    5,500     (18,050)
                                                            5,579     (19,101)

Increase (decrease) in cash                                   202        (655)
Cash, beginning of period                                   9,363       9,707
Cash, end of period                                        $9,565      $9,052

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

These consolidated financial statements are reported in U.S. dollars.

2. Earnings per share
Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,727,526 in 1997, 12,429,534 in 1996. Fully diluted earnings per share reflects the effect of outstanding employee stock options.

Statement of Financial Accounting Standards No. 128 - Earnings Per
Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. The Company plans to adopt FAS 128 in the fourth quarter of 1997 for the year ended December 31, 1997. If FAS 128 had been adopted at June 30, 1997, basic earnings per share would be $0.93 and $1.60, respectively, for the six months ended June 30, 1997 and 1996 and diluted earnings per share would be $0.88 and $1.53, respectively, for the six months ended June 30, 1997 and 1996.

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

At June 30, 1997, the net capital of Fahnestock as calculated under the Rule was $91,979,000 or 29% of Fahnestock's aggregate debit items. This is $85,579,000 in excess of the minimum required net capital.

4. Commitments and Contingencies
	In May 1997, Fahnestock entered into a new office space lease, which expires on September 30, 2013, and will relocate its head office to
125 Broad Street, New York, NY. in the fourth quarter of 1997.  Base rent payments commence on October 1, 1998, but are being expensed for accounting purposes evenly over the life of the lease. Rental payments for the currently occupied space at 110 Wall Street, New York NY are being expensed
5

over the period of the lease which expires on January 31, 1998. Minimum rental payments on operating leases for office space and furniture and fixtures expiring at various dates through 2013 are as follows: 1998 - $3,786,700;
1999 - $2,360,200; 2000 - $1,735,900; 2001 - $1,631,400; and for the period
2002 through 2013 - an aggregate of $20,142,700.

5. Subsequent Event
On July 17, 1997 FMCC Acquisition Corp., a wholly-owned subsidiary of the Company, accepted for payment 2,491,079 common shares of First of Michigan Capital Corporation pursuant to a tender offer which expired at Midnight, New York City time on July 16, 1997. This represents approximately 99.7% of the outstanding common stock. It is the Company's intention to acquire the balance of the outstanding shares in a back-end merger.

The Company will account for this acquisition by the purchase method of accounting.

The purchase was funded with available cash of which $38,000,000 was held in an escrow deposit account with The Bank of New York as at June 30, 1997 in connection with the acquisition.

At June 30, 1997 First of Michigan Capital Corporation had total assets of $115,198,300 and total liabilities of $84,381,500. For the nine months ended June 30, 1997, First of Michigan Capital Corporation reported the following unaudited results of operations:

           Revenue                          $53,676,900
           Income before income taxes       $ 3,189,400
           Net income                       $ 2,041,400
           Earnings per share                     $0.80


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

Results of Operations

Fahnestock Viner Holdings Inc. reported earnings of $4,506,000 or $0.36 per share compared to $11,657,000 or $0.94 per share for the second quarter of 1996. Revenue for the second quarter of 1997 was $44,418,000 compared to revenue of $67,451,000 in the second quarter of 1996.

Net profit for the six months ended June 30, 1997 was $11,575,000 or $0.91 per share compared to $19,548,000 or $1.57 per share for the comparable period of 1996, a decrease of 41% in net profit. Revenue for the first six months of 1997 was $94,906,000, a decrease of 23% compared to revenue of $123,201,000 in the first six months of 1996.

The largest impact on both revenue and earnings in 1997 is the significant reduction in gross trading profits from principal transactions in the over-the-counter equity markets compared to 1996. Revenue from principal
6

transactions was $11,984,000 in the second quarter of 1997, a decrease of 62% from $31,128,000 in 1996. Market volatility and an uninterrupted and dramatic increase in equity prices, has created a more difficult trading environment. Commission revenue depends on market volume levels. Commission revenue in the second quarter of 1997 reached its highest level since the quarter ended June 30, 1996. However, compared to the second quarter of 1996 which was the Company's record quarter, commission income declined by 3% to $18,941,000 from $19,507,000 in 1996. Underwriting fees were $1,422,000, a decline of 48% from $2,710,000 in 1996. The year to date revenue from underwriting fees show a decline of 3% compared to 1996. Advisory fees in the second quarter of 1997 were $2,585,000, a decline of 44% from $4,649,000 in 1996, due to the retirement of a key employee in September 1996 and the consequent decline in assets under management. No significant impact on net earnings has resulted. Total expenses in the second quarter of 1997 were $36,309,000, a decrease of 22% compared to $46,544,000 in the comparable period of 1996. A reduction in compensation expense accounted for substantially all of the decrease due to the aforementioned reduction in revenues. Other expenses remained relatively stable from period to period.

On July 17, 1997 the Company announced that it had acquired 99.7% of the outstanding common shares of First of Michigan Capital Corporation by way of a tender offer for cash consideration of U.S.$15.00 per share for a total cost of $37,366,000. First of Michigan is engaged in securities brokerage and trading and investment banking. First of Michigan is a member of the New York Stock Exchange and employs approximately 280 investment executives from 34 retail branches, 33 of which are located in Michigan.
The addition of First of Michigan will increase the Company's sales force by 51% and total branch offices by 71%. It is anticipated that the costs associated with the integration of First of Michigan will postpone its contribution to future profitability until 1998.

Liquidity and Capital Resources

Total assets at June 30, 1997 were $698,986,000, an increase of 34% from $519,916,000 at December 31, 1996. This net increase is attributable mainly to an increase in receivables from brokers and clearing organizations.
Liquid assets accounted for 99% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 1997 $17,300,000 of such borrowings were outstanding.

At June 30, 1997 the Company had $38,000,000 cash in an escrow deposit with The Bank of New York pursuant to the terms of an outstanding tender offer for all of the outstanding common shares of First of Michigan Capital Corporation. This deposit was funded from available cash. This escrow deposit was treated as a "non-allowable" asset for purposes of the Fahnestock & Co. Inc. net capital calculation and therefor had the effect of reducing net regulatory capital and excess net capital as calculated under the Rule by $38,000,000. On July 17, 1997 at the expiration of the tender offer, FMCC Acquisition Corp., a wholly-owned subsidiary of the Company, acquired 99.7% of the outstanding common stock of First of Michigan Capital Corporation. It is the intention of the Company to acquire the balance of the stock in a back-end merger.

7
Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, will be sufficient to satisfy the Company's cash requirements in the foreseeable future.

On February 21, 1997 and May 23, 1997 , the Company paid cash dividends of U.S.$0.06 per Class A non-voting and Class B shares totaling $1,498,000 from available cash on hand.

On July 21, 1997, the board of directors declared a regular quarterly cash dividend of $0.06 per Class A non-voting and Class B share payable on August 22, 1997 to shareholders of record on August 8, 1997.

Factors Affecting "Forward-Looking Statements"

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and projected ventures, new products, anticipated market performance of the Company, including statements related to its acquisition of First of Michigan. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)transaction volume in the securities markets, (ii)the volatility of the securities markets, (iii)fluctuations in interest rates, (iv)changes in regulatory requirements which could affect the cost and manner of doing business, (v)fluctuations in currency rates, (vi)general economic conditions, both domestic and international, (vii)changes in the rate of inflation and the related impact on the securities markets, (viii)competition from existing financial institutions and other new participants in the securities markets, (ix)legal developments affecting the litigation experience of the securities industry, and (x)changes in federal and state tax laws which could affect the popularity of products sold by the Company. In addition, the results or expectations of the Company will be impacted by factors associated with the acquisition of First of Michigan and its integration with the Company's existing business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


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

Item 2.	Changes in Securities
	Not applicable

Item 3. 	Defaults Upon Senior Securities
	Not applicable

8



Item 4. 	Submission of Matters to a Vote of Security-Holders
	Not applicable

Item 5. 	Other Information
On June 18, 1997, the Company, through its indirect, wholly-owned subsidiary, FMCC Acquisition Corp. ("FMCC"), commenced a tender offer
(the "Offer") for all the outstanding shares (the "Shares") of common stock of First of Michigan Capital Corporation ("First of Michigan") at a price of $15.00 per Share net to the seller in cash. On July 17, 1997, following the expiration of the Offer at 12:00 Midnight, New York City time on July 16, 1997, the aggregate 2,491,079 Shares (or approximately 99.7% of the total number of Shares outstanding) were accepted for payment, resulting in an aggregate tender offer price of $37,366,185. Included in this number are the aggregate 1,418,351 Shares subject to the Securities Purchase Agreement dated as of June 11, 1997 between FMCC and 1888 Limited Partnership ("1888") and DST Systems Inc. ("DST"), which were tendered into the Offer pursuant to certain letter agreements between FMCC and 1888 and DST, respectively.

It is the intention of the Company that any Shares not acquired in the Offer will be acquired in a back-end merger of FMCC with and into First of Michigan for an equivalent per Share consideration.

The Company obtained the cash necessary to consummate the Offer and will obtain the cash necessary in connection with the back-end merger from general corporate funds. Typically, the Company, through Fahnestock, will utilize excess corporate funds to finance customer debit balances. (The purchase of customer securities on margin requires the advance of part of the purchase price by Fahnestock to commercial banks. The amount borrowed for this purpose is called a "customer debit balance"). Fahnestock has bank lines of credit that are available through commercial banks in the ordinary course of business for financing customer balances. Customer debit balances are financed through commercial bank lines utilizing customers' securities as collateral.

In connection with the Offer, $38,000,000 was held in escrow with The Bank of New York as at June 30, 1997. The balance of the escrow deposit not used to purchase Shares under the Offer was returned to the Company.

First of Michigan, through its subsidiaries, is engaged in securities brokerage and trading and investment banking and is a member firm of the New York Stock Exchange. First of Michigan employs approximately 280 investment executives and operates 34 retail branch offices, of which 33 are located in Michigan.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 21st day of July, 1997.

                                     FAHNESTOCK VINER HOLDINGS INC.


                                      By:__/S/ A.G.Lowenthal____
                                         A.G.Lowenthal,Chairman
                                      (Principal Financial Officer)


                                       By:__/S/ E.K.Roberts____
                                          E.K.Roberts, President
                                       (Duly Authorized Officer)
11