Form 10-Q
period 1997-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 1997-10-31
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.   20549
                           FORM 10-Q

 x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period ended September 30, 1997 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on September 30, 1997 was 12,435,760 and 99,680 shares, respectively.


FAHNESTOCK VINER HOLDINGS INC. - INDEX -

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
            as of September 30, 1997 and December 31, 1996

            Consolidated Statement of Operations
            for the nine months ended September 30, 1997 and 1996

            Consolidated Statement of Cash Flows
            for the nine months ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security-Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES




FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 1997 (unaudited)
                                                                    December
                                                        1997        31, 1996*
                                       Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and short-term deposits                          $42,977          $9,363
Restricted deposits                                     1,449           1,902
Securities purchased under agreement to resell          4,315           2,005
Receivable from brokers and clearing organizations    394,162         186,543
Receivable from customers                             341,902         266,142
Securities owned, at market value                      55,650          39,591
Demand notes receivable                                    30              30
Other                                                  27,383          10,143

                                                      867,868         515,719
Other assets
Stock exchange seats (approximate market value
$4,715; $3,503 in 1996)                                 1,540           1,411
Fixed assets, net of accumulated depreciation of
$7,350; $3,853 in 1996)                                 5,320           1,856
Goodwill, at amortized cost                             5,795             930

                                                       12,655           4,197

                                                     $880,523        $519,916
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable                                        $15,650         $12,439
Bank call loans                                        22,680          11,800
Payable to brokers and clearing organizations         447,138         193,965
Payable to customers                                  128,408          91,880
Securities sold, but not yet purchased,
at market value                                        52,807          32,756
Accounts payable and other liabilities                 49,227          29,366
Income taxes payable                                   10,386          11,803

                                                      726,296         384,009
Subordinated loans payable                                 30              30
Shareholders' equity
Share capital
12,435,760 Class A non-voting shares
(1996 - 12,265,760 shares)                             41,265          39,688
99,680 Class B voting shares                              133             133

                                                       41,398          39,821
Contributed capital                                     1,099           1,099
Retained earnings                                     111,700          94,957

                                                      154,197         135,877

                                                     $880,523        $519,916
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed
financial statements.    2

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)

                                     Third quarter ended    Nine months ended
                                        September 30,          September 30,
                                     1997         1996*     1997        1996*
             Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions                        $34,624    $16,811      $72,418    $55,707
Principal transactions              17,061     13,905       46,582     66,789
Interest                            11,681      8,073       27,660     25,325
Underwriting fees                    1,240      2,138        5,822      6,840
Advisory fees                        5,104      3,574       10,554     11,513
Other                                3,010      1,262        4,590      2,790

                                    72,720     45,763      167,626    168,964
EXPENSES:
Compensation and related expenses   37,630     22,223       84,195     79,782
Clearing and exchange fees           3,023      1,760        6,598      5,565
Communications                       4,164      4,544       11,386     12,468
Occupancy costs                      3,368      2,416        7,917      7,134
Interest                             5,865      3,924       13,204     13,221
Other                                5,999      1,284       10,812      6,098

                                    60,049     36,151      134,112    124,268

Profit before income taxes          12,671      9,612       33,514     44,696

Income tax provision                 5,254      4,058       14,522     19,594

NET PROFIT FOR PERIOD               $7,417     $5,554      $18,992    $25,102

Profit per share
- primary                            $0.58      $0.45        $1.50      $2.02
- fully diluted                      $0.56      $0.44        $1.44      $1.91

*  restated to conform with presentation adopted at December 31, 1996.

The accompanying notes are an integral part of these condensed financial
statements.     3


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (unaudited)
                                                         1997            1996
                                       Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period                              $18,992        $25,102
Adjustments to reconcile net profit to net cash
provided by operating activities:
Non-cash items included in net profit:
Depreciation and amortization                              932            520
Decrease (increase) in operating assets, net of
effects of acquisition of First of Michigan
Capital Corporation:
Restricted deposits                                        453             59
Receivable from brokers and clearing organizations    (200,744)        63,772
Receivable from customers                                9,461        (10,305)
Securities purchased under agreement to resell          (2,310)           127
Securities owned                                       (11,487)         1,078
Other assets                                           (10,255)         5,313
Increase (decrease) in operating liabilities net
of effects of acquisition of First of Michigan
Capital Corporation:
Drafts payable                                           3,211         (6,983)
Payable to brokers and clearing organizations          251,060        (60,241)
Payable to customers                                    16,430          9,184
Securities sold, but not yet purchased                  19,693         (2,493)
Accounts payable and other liabilities                   6,667          8,166
Income taxes payable                                    (1,428)         3,475

Cash provided from operating activities                100,675         36,774

Cash flows from investing and other activities:
Purchase of First of Michigan Capital Corporation,
net of cash acquired                                   (34,374)           -
Proceeds from sale of exchange seat                      1,360            -
Purchase of fixed assets                                (1,037)          (379)

Cash used in investing and other activities            (34,051)          (379)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares                                      (2,250)        (3,678)
Issuance of Class A non-voting shares                    1,577          2,134
Decrease in bank call loans                            (32,337)       (26,700)

Cash used in financing activities                      (33,010)       (28,244)

Net increase in cash and short-term deposits            33,614          8,151
Cash and short-term deposits, beginning of period        9,363          9,707

Cash and short-term deposits, end of period            $42,977        $17,858

Supplemental schedule of non-cash investing activity:
The Company purchased the shares of First of Michigan
Capital Corporation as follows:
Fair value of assets acquired, excluding cash         $108,309
Liabilities assumed                                    (78,993)
Goodwill                                                 5,058

Cash paid, net of cash acquired                        $34,374

The accompanying notes are an integral part of these condensed financial
statements.       4


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

2.    Earnings per share
      Primary earnings per share are based on the weighted average number of Class A non-voting and Class B shares outstanding of 12,729,350 in 1997, 12,449,093 in 1996. Fully diluted earnings per share reflects the effect of outstanding employee stock options.

      Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. The Company plans to adopt FAS 128 in the fourth quarter of 1997 for the year ended December 31, 1997. If FAS 128 had been adopted at September 30, 1997, basic earnings per share would be $1.53 and $1.60, respectively, for the nine months ended September 30, 1997 and 1996 and diluted earnings per share would be $1.45 and $1.53, respectively, for the nine months ended September 30, 1997 and 1996.

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

      At September 30, 1997, the net capital of Fahnestock as calculated under the Rule was $94,127,000 or 22% of Fahnestock's aggregate debit items. This is $85,982,000 in excess of the minimum required net capital.

4.    Commitments and Contingencies
      In May 1997, Fahnestock entered into a new office space lease, which expires on September 30, 2013, and will relocate its head office to 125 Broad Street, New York, NY. in the fourth quarter of 1997. Base rent payments commence on October 1, 1998, but will be expensed for accounting purposes evenly over the life of the lease. Rental payments for the currently occupied space at 110 Wall Street, New York NY are being expensed over the period of the lease which expires on January 31, 1998. Minimum rental payments on operating leases for office space and furniture and fixtures expiring at various dates through 2013 are as follows: 1998 - $3,786,700;
1999 - $2,360,200; 2000 - $1,735,900; 2001 - $1,631,400; and for the period
2002 through 2013 - an aggregate of $20,142,700.

5.    Acquisition
      On July 17, 1997 FMCC Acquisition Corp., a wholly-owned subsidiary of the Company, accepted for payment 2,491,079 common shares of First of Michigan Capital Corporation pursuant to a tender offer which expired at Midnight, New York City time on July 16, 1997. This represents approximately 99.7% of the outstanding common stock. On July 31, 1997, the balance of the outstanding shares were acquired in a back-end merger. The total purchase price was $37,609,000.

The Company is accounting for this acquisition by the purchase method of accounting. Goodwill acquired is being amortized on a straight-line basis over twenty years. The results of operations for the period ended September 30, 1997 include the consolidated operations of First of Michigan Capital Corporation from July 17, 1997 forward.

The purchase was funded with available cash.

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

Results of Operations

Fahnestock Viner Holdings Inc. reported earnings of $7,417,000 or $0.58 per share compared to $5,554,000 or $0.45 per share for the third quarter of 1996, an increase of 34%. Revenue for the third quarter of 1997 was $72,720,000 compared to revenue of $45,763,000 in the third quarter of 1996, an increase of 59%. The increase in revenue is primarily attributable to the acquisition of First of Michigan Capital Corporation on July 17, 1997 as well as generally excellent business conditions. The third quarter of 1997 includes the operations of First of Michigan Capital Corporation since July 17, 1997. First of Michigan operates 33 retail branches in Michigan and employs approximately 255 investment executives. First of Michigan is also engaged in investment banking and principal trading activities.

Commission revenue in the third quarter of 1997 was significantly improved from the third quarter of 1996, up 106% both as a result of the addition of the retail operations of the 33 First of Michigan branches acquired in mid-July and also to generally heavier volumes in the equity markets in the third quarter of 1997 compared to the same period in 1996. Principal transactions, up 23%, also showed significant gains from levels reported in the same period of 1996. Advisory fees increased 43% from levels reported in 1996 due both to the addition of assets under management and to increases in the market values of existing accounts. Net interest revenue (interest revenue less interest expense) increased by 40% in the third quarter of 1997 compared to 1996 due the addition of significant customer debit balances with the acquisition of First of Michigan and higher stock loan/borrow activities in 1997. All expense categories were affected by the acquisition of First of Michigan. It is anticipated that the costs associated with integrating First of Michigan, including incentives, will preclude a profit contribution from that segment until 1998. Variable expenses such as compensation increased with commission and trading volume increases in the third quarter of 1997.

Net profit for the nine months ended September 30, 1997 was $18,992,000 or $1.50 per share compared to $25,102,000 or $2.02 per share for the comparable period of 1996, a decrease of 24% in net profit. Revenue for the first nine months of 1997 was $167,626,000 compared to revenue of $168,964,000 in the first nine months of 1996.

The consolidation of First of Michigan was substantially completed during the third quarter with the absorption of the accounts and business of First of Michigan's "back office operations". Full integration of the business continues. As mentioned above, the costs associated with this process are expected to postpone a contribution to overall profitablity until 1998. The addition of First of Michigan increased the Company's sales force by 51% and added 33 branch offices bringing the total to 81. The Company today employs approximately 800 investment executives.

Liquidity and Capital Resources

Total assets at September 30, 1997 were $880,523,000, an increase of 69% from $519,916,000 at December 31, 1996. This net increase is attributable mainly to an increase in receivables from brokers and clearing organizations as well as receivables from customers primarily due to the acquisition of First of Michigan Capital Corporation. Liquid assets accounted for 99% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, term and subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer-related borrowings as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At September 30, 1997 $22,680,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, will be sufficient to satisfy the Company's cash requirements in the foreseeable future.

On February 21, May 23, and August 22, 1997, the Company paid cash dividends of $0.06 per Class A non-voting and Class B shares totaling $2,250,000 from available cash on hand.

On October 20, 1997, the board of directors declared a regular quarterly cash dividend of $0.06 per Class A non-voting and Class B share payable on November 21, 1997 to shareholders of record on November 7, 1997.

7

Factors Affecting "Forward-Looking Statements"

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company, including statements related to its acquisition of First of Michigan. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i)transaction volume in the securities markets, (ii)the volatility of the securities markets,
(iii)fluctuations in interest rates, (iv)changes in regulatory requirements which could affect the cost and manner of doing business, (v)fluctuations in currency rates, (vi)general economic conditions, both domestic and international, (vii)changes in the rate of inflation and the related impact on the securities markets, (viii)competition from existing financial institutions and other new participants in the securities markets, (ix)legal developments affecting the litigation experience of the securities industry, and (x)changes in federal and state tax laws which could affect the popularity of products sold by the Company. In addition, the results or expectations of the Company will be impacted by factors associated with the acquisition of First of Michigan and its integration with the Company's existing business. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

8

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

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security-Holders
          Not applicable

Item 5.   Other Information
          On June 18, 1997, the Company, through its indirect, wholly-owned subsidiary, FMCC Acquisition Corp. ("FMCC"), commenced a tender offer
(the "Offer") for all the outstanding shares (the "Shares") of common stock of First of Michigan Capital Corporation ("First of Michigan") at a price of $15.00 per Share net to the seller in cash. On July 17, 1997, following the expiration of the Offer at 12:00 Midnight, New York City time on July 16, 1997, the aggregate 2,491,079 Shares (or approximately 99.7% of the total number of Shares outstanding) were accepted for payment. Included in this number are the aggregate 1,418,351 Shares subject to the Securities Purchase Agreement dated as of June 11, 1997 between FMCC and 1888 Limited Partnership ("1888") and DST Systems Inc. ("DST"), which were tendered into the Offer pursuant to certain letter agreements between FMCC and 1888 and DST, respectively.

          On July 31, 1997 the Company acquired the remaining Shares in the Offer in a back-end merger of FMCC with and into First of Michigan for an equivalent per Share consideration. The total purchase price for the Shares of First of Michigan was $37,609,000.

          The Company obtained the cash necessary to consummate the Offer and in connection with the back-end merger from general corporate funds.


Item 6.   Exhibits and Reports on Form 8-K
         (a) Exhibits - Financial Data Schedule included as Exhibit 27
         (b)  Reports on Form 8-K - None
9


                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 20th day of October, 1997.

FAHNESTOCK VINER HOLDINGS INC.

By:__/S/ A.G.Lowenthal____
A.G.Lowenthal,Chairman
(Principal Financial Officer)

By:__/S/ E.K.Roberts____
E.K.Roberts, President
(Duly Authorized Officer)

10