Form 10-K
period 1997-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 1998-03-30
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549
                         FORM 10-K
(Mark One)
x Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                Commission file number
December 31, 1997                        1-12043

___Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________.

                FAHNESTOCK VINER HOLDINGS INC.
    (Exact name of registrant as specified in its charter)

Ontario, Canada                          98-0080034
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)           Identification No.)

P.O. Box 2015, Suite 1110
20 Eglinton Avenue West
Toronto, Ontario, Canada                 M4R 1K8
(Address of principal executive offices)(Zip Code)

Registrant's Telephone number, including area code: (416) 322-1515

Securities registered pursuant to Section 12(b) of the Act:
                                  Name of each exchange
Title of each class               on which registered
Class A non-voting shares         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated because no class of voting stock of the Company is publicly traded. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at December 31, 1997 was $216,364,500.

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 25, 1998 was 12,598,760 and
99,680 shares, respectively.
_______________________________________________________

TABLE OF CONTENTS
Item Number                                             Page
PART 1
1. Business                                               1
2. Properties                                            11
3. Legal Proceedings                                     12
4. Submission of Matters to a Vote of  Security Holders  12
PART II
5. Market for the Registrant's Common Equity and Related
Stockholder Matters                                      13
6. Selected Financial Data                               16
7. Management's Discussion and Analysis of Financial
Condition and Results of Operations                      16
8. Financial Statements and Supplementary Data           21
9. Changes in and Disagreements with Accountants and
Financial Disclosure                                     21
PART III
10. Directors and Executive Officers of the Registrant   22
11. Executive Compensation                               23
12. Security Ownership of Certain Beneficial Owners and
Management                                               28
13. Certain Relationships and Related Transactions       29
PART IV
14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                              30
Signatures                                               31


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

The Company is a holding company and carries on no active business.
It owns, directly or through intermediate subsidiaries, Fahnestock & Co., Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"), Hudson Capital Advisors Inc., a New York corporation ("Hudson Capital") and, since July 1997, First of
Michigan Corporation, a Michigan corporation ("FOM"). Fahnestock, Freedom, FOM and Hudson Capital are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock and FOM are the principal Operating Subsidiaries. Fahnestock is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, Fahnestock operates offices in Buenos Aires, Argentina and Caracas, Venezuela. FOM is engaged in securities brokerage and trading and investment banking in the United States. Freedom provides discount securities brokerage services in the United States. Hudson Capital is engaged in the investment advisory business in the United States.

On July 17, 1997, a subsidiary of Fahnestock acquired approximately 99.4% of the outstanding common stock of First of Michigan Capital Corporation ("FOMCC") by way of a US$15.00 per share cash tender offer. On July 31, 1997, the Company acquired the remaining outstanding shares pursuant to a back-end "short-form" merger of the Company's subsidiary with and into FOMCC. The total purchase price was $37,609,000. The acquisition was accounted for by the purchase method.

At December 31, 1997, Fahnestock and FOM together employed 724 full-time registered representatives and 639 employees in trading, research, investment banking, investment advisory services, public finance and support positions for Fahnestock's 47 offices in the United States, FOM's 26 offices (of which 25 are located in Michigan) and for Freedom in its offices in Omaha, Nebraska. Fahnestock, FOM and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

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

Fahnestock, FOM and Freedom are members of the New York Stock Exchange, Inc. ("NYSE") and the National Association of Securities Dealers, Inc. ("NASD"); and Fahnestock and FOM are members of the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock
Exchange Incorporated ("CSE"), the Chicago Board Options
Exchange, Inc. ("CBOE"), the Philadelphia Stock Exchange, Inc. ("PHLX"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry Association ("SIA"). In addition, Fahnestock has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities.

Fahnestock, which acts as a clearing broker for FOM and Freedom, is also a member of the Securities Investor Protection Corporation
("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 1997 and in 1996 and 1995 was 0.095% of the adjusted combined gross revenues of Fahnestock and Freedom (and until July, 1995, Pace Securities Inc.). In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $9,500,000 per customer. Upon request, Fahnestock, at the customer's expense, will obtain additional protection for a customer whose securities account is in excess of $10,000,000.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for the periods indicated and includes the consolidated revenues of FOMCC from July 17, 1997, the date of its acquisition.

                             Year ended December 31,
                     1997       %    1996     %     1995     %
                     (Dollars in thousands, except percentages)
Commissions          $103,323  43%   $73,992  35%   $69,072  37%
Principal
transactions, net      65,972  27%    80,508  38%    56,430   1%
Interest               40,123  17%    32,981  15%    36,233  19%
Underwriting fees      11,042   4%     8,672   4%     6,540   4%
Advisory fees          15,808   7%    14,189   6%    11,251   6%
Other                   5,890   2%     3,646   2%     4,907   3%
Total revenues       $242,158 100%  $213,988 100%  $184,433 100%

The Company derives most of its revenues from the operations of its principal subsidiaries, Fahnestock and FOM. Although maintained as separate entities, because Fahnestock acts as clearing broker in transactions initiated by FOM and Freedom, the operations of the Company's brokerage subsidiaries are closely related. Except as expressly otherwise stated, the discussion below pertains to the operations of Fahnestock.

COMMISSIONS

A significant portion of Fahnestock's and FOM's revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule which Fahnestock has formulated. In certain cases, discounts are granted to customers, generally on large trades or to active customers. Fahnestock and FOM also provide a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

Commission business relies heavily on the services of account executives with good sales production records. Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail account executives (excluding the institutional account executives referred to below) in Fahnestock's and FOM's offices. Fahnestock's and FOM's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are served by institutional brokers. (For a discussion of the regulation of these, see "Regulation".) The institutional department is supported by the research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Fahnestock provides a full range of securities clearance services to three non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest" and "Securities Borrowed And Loaned." In most cases, Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

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

In addition to executing trades, Fahnestock also provides other services to its correspondents, including performance of accounting functions, provision of office services, custody of securities and compliance with regulatory requirements. The responsibilities rising out of Fahnestock's clearing relationships are allocated pursuant to agreements with its correspondents. To the extent that the correspondent broker has financial resources available, this allocation of responsibilities protects Fahnestock against claims by customers of correspondent brokers where the responsibility for the function giving rise to a claim has been allocated to the correspondent broker. If the correspondent is unable to meet its obligations to its customers, however, dissatisfied customers may attempt to obtain recovery from Fahnestock.

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

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.)
As of December 31, 1997, Fahnestock made approximately 1,800 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal.
However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

The U.S. Justice Department and the SEC have completed an investigation of industry over-the-counter trading practices. As a result of the investigation, the SEC issued "The 21a Report" detailing industry practices, some of which were deemed anti-competitive. The
SEC has effected a "Firm Quote Rule", an "Order Exposure Rule" and a "Best Execution Interpretation" (the "Rules"), all of which are intended to correct the aforementioned practices and offer public customers better executions. The Rules became effective on January 10, 1997 and have negatively impacted the day to day profitability of Fahnestock's OTC trading department. The impact of the Rules has been to narrow the spread (the difference between the bid and ask prices) on virtually all of the securities in which Fahnestock makes markets, thus reducing potential profitability in day to day transactions.

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

Other Trading Activities

Fahnestock and FOM hold positions in their trading accounts in over-the-counter securities and in exchange-listed securities in which they do not make a market, and may engage from time to time in other types of principal transactions in securities. Fahnestock has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, a department that underwrites and trades U.S. government agency issues and a department that trades high yield securities (commonly referred to as "junk bonds"). FOM has several trading departments including: over-the-counter equities, taxable corporate bonds, municipal bonds, UITs and US government bonds. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Fahnestock and FOM from time to time holds an inventory of securities, more typically, they seek to match customer buy and sell orders. Fahnestock and FOM do not carry "bridge loans" (i.e., short-term loans made in anticipation of intermediate-term or long-term financing). No substantial losses relating to Fahnestock's risk arbitrage activities have been incurred.

Investment Income

Dividends and interest earned on securities held in inventory are treated as investment income.

Principal transactions, including market-making and other trading and investment activities, accounted for approximately 27%, 38% and 31%, respectively, of the Company's total revenues for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

Risk Management

Fahnestock's and FOM's principal transactions and brokerage activities expose them to credit and market risks. When Fahnestock or FOM advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Fahnestock or FOM may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Fahnestock's and FOM's securities positions are subject to fluctuations in market value and liquidity.

Fahnestock and FOM monitor market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses of each trading department are reported to senior management on a daily basis. Fahnestock or FOM may from time to time attempt to reduce market risk through the utilization of various derivative securities as a hedge to market exposure.

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

UNDERWRITING BUSINESS

Fahnestock and FOM manage the underwriting of both corporate and municipal securities including the securitization of corporate and other obligations, and participates as an underwriter in the syndicates of issues managed by other securities firms. The corporate finance department is responsible for originating and developing transactions which include underwriting, mergers and acquisitions, private placements, valuations, financial advisory work and other investment banking matters.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 4% of its revenues from underwriting in 1997, the same as both 1996 and 1995. See "Net Capital Requirements" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

At December 31, 1997 Fahnestock and Hudson Capital together had approximately $1.145 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents;
and general office services. Fahnestock employs approximately 180 persons in its administration and operations departments at its head office and approximately 105 people in its administration and operations departments in FOM's Detroit headquarters.

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

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the NYSE, which has been designated as Fahnestock's primary regulator with respect to securities activities and the National Futures Association which has been designated as Fahnestock's primary regulator with respect to commodities activities.
The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities
Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto
Rico. FOM is registered as a broker-dealer in all 50 states except Nebraska. FOM's primary regulator with respect to securities activities has been designated as the NYSE.

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

NET CAPITAL REQUIREMENTS

As a registered broker-dealer and a member firm of the NYSE, Fahnestock is subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

Fahnestock elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (FOM also elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Fahnestock is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve
Requirements for Brokers and Dealers (Exhibit A to Rule l5c3-3 under the Exchange Act) or $250,000, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or
7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity
Exchange Act and the regulations thereunder, if greater). The Net
Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Fahnestock at 125 Broad Street, New York, New York. This office also serves as the base for most of Fahnestock's research, operations and trading, investment banking and investment advisory services, though other offices also have employees who work in these areas. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in cooperation with Fahnestock's New York office using the data processing facilities located there. Freedom conducts its business from its offices located at 11422 Miracle Hills Dr., Omaha, Nebraska. FOM conducts its business from its offices located at 300 River Place, Detroit, Michigan. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but occupy office space totaling approximately 445,000 square feet in 75 locations under standard commercial terms expiring between 1998 and 2013. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with legal counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

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

In the event of either a "take-over bid" or an "issuer bid", (as those terms are defined in the Securities Act, (Ontario)) being made for the Class B Shares and no corresponding offer being made to purchase
Class A Shares, the holders of Class A Shares would have no right under the Articles of Incorporation of the Company or under any applicable statute to require that a similar offer be made to them to purchase their Class A Shares.

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

The following tables set forth the high and low sales prices of the Class A Shares on The Toronto Stock Exchange and on The New York
Stock Exchange commencing August 28, 1996 and prior to August 28,
1996, the range of bid and asked quotations on NASDAQ National
Market System for the periods indicated. NASDAQ quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by The Toronto Stock Exchange, The New York Stock
Exchange and NASDAQ

Class A Shares:
                 TSE             NYSE            NASDAQ
             HIGH    LOW     HIGH     LOW     HIGH    LOW
1997         (Cdn. Dollars)  (U.S. dollars)   (U.S. dollars)
1st Quarter  $25.25  $19.25  $18.375  $14.00    n/a     n/a
2nd Quarter   28.60   20.75   20.875   14.75    n/a     n/a
3rd Quarter   28.75   24.00   21.00    17.625   n/a     n/a
4th Quarter   29.55   25.00   21.50    17.0625  n/a     n/a
1996
1st Quarter  $14.50  $11.75   n/a       n/a    $10.88  $ 8.50
2nd Quarter   18.25   14.63   n/a       n/a     13.44   10.63
3rd Quarter   19.60   15.60  $14.13   $11.75    14.50   11.25
4th Quarter   20.00   15.90   14.63    11.63    n/a     n/a

The following table sets forth information about the Company's shareholders as at December 31, 1997 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:
Total issued and outstanding:12,408,760

Shareholders of record
having addresses in:         Number      Percentage     Number of
                             of shares                  shareholders
Canada                        6,197,987   49.9%         201
United States                 6,210,741   50.1%         191
Other                                32    -              2
Total                        12,408,760   100%          394

Class B shares
Total issued and outstanding:    99,680

Shareholders of record
having addresses in:          Number       Percentage    Number of
                              of shares                  shareholders
Canada (1)                        98,135   98.5%         126
United States                      1,537    1.5%          69
Other                                  8    -              2
Total                             99,680    100%         197

(1)The Company has been informed that 50,098 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S. citizen and resident. See
Item 12, "Security Ownership of Certain Beneficial Owners and
Management".

Dividends

Type      Declaration date Record date     Payment date   Amount per share
Annual     Jan.25, 1996    Feb. 9, 1996    Feb. 23,1996   $0.20
Quarterly  Apr.19, 1996    May 9, 1996     May 23, 1996   $0.05
Quarterly  Jul.16, 1996    Aug.9, 1996     Aug.23, 1996   $0.05
Quarterly  Oct.17, 1996    Nov.8, 1996     Nov.22, 1996   $0.05
Quarterly  Jan.29, 1997    Feb.10, 1997    Feb.21, 1997   $0.06
Quarterly  Apr.21, 1997    May 9, 1997     May 23, 1997   $0.06
Quarterly  Jul.21, 1997    Aug.8, 1997     Aug.22, 1997   $0.06
Quarterly  Oct.20, 1997    Nov.7, 1997     Nov.21, 1997   $0.06
Quarterly  Jan.29, 1998    Feb.6, 1998     Feb.20, 1998   $0.07

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S. $0.07 per Class A Share and Class B Share in May, August and November,
1998. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

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

U.S. corporations, U.S. citizens and U.S. residents will generally be entitled, subject to certain limitations, to a credit against their U.S. federal income tax for Canadian federal income taxes withheld from such dividends. Taxpayers may claim a deduction for such taxes if they do not elect to claim such tax credit. No deduction for foreign taxes may be claimed by an individual taxpayer who does not itemize deductions. Because the application of the foreign tax credit depends upon the particular circumstances of each shareholder, shareholders are urged to consult their own tax advisors in this regard. Under certain limited circumstances, non-resident alien and foreign corporations will be subject to U.S. federal income taxation at graduated rates from dividends or gains with respect to their Class A and Class B Shares, if such income or gain is treated as effectively connected with the conduct of the recipient's trade or business within the United States, and may be entitled to such tax credit or such deduction.

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

Normal Course Issuer Bid

On June 27, 1997 the Company announced that commencing July 2,
1997 it intended to purchase up to 800,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 8.3% of the public float of Class A Shares. For the year ended December 31, 1997, through the currently outstanding Normal Course Issuer Bid the Company purchased 27,000 Class A Shares.
Through the Normal Course Issuer Bid which expired June 24, 1997, the Company did not purchase any Class A Shares. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be canceled. Unless terminated earlier by the Company, it may continue to purchase shares up to July 1, 1998. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1997. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 1997, the Company purchased FOM. The 1997 amounts include the operating results of FOM for the period after July 17, 1997 and the assets and liabilities of FOM as at December 31, 1997. See also Item 1, Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year ended December 31,
                   1997      1996      1995      1994      1993
                   (In thousands of US dollars except share amounts)
Revenue            $242,158  $213,988  $184,433  $157,253  $161,985
Profit before
extraordinary
item               $26,731   $30,279   $20,899   $11,780   $19,022
Net profit         $26,731   $30,279   $20,899   $11,780   $19,022
Profit before
extraordinary item
per share (1)      $2.14     $2.46     $1.69     $0.96     $1.59
Net profit per
share (1)
- basic            $2.14     $2.46     $1.69     $0.96     $1.59
- diluted          $2.08     $2.41     $1.68     $0.95     $1.55
Total assets       $835,146  $519,916  $623,466  $510,636  $428,315
Total current
liabilities        $674,181  $384,009  $516,031  $421,818  $349,825
Subordinated
indebtedness,
including current
portion            $30       $30       $30       $30       $30
Cash dividends
per Class A
Share and
Class B share      $0.24     $0.35     $0.15     $0.15     $0.10
Shareholders'
equity             $160,935  $135,877  $107,405  $88,788   $78,460
Book value per
share (1)          $12.87    $10.99    $8.92     $7.34     $6.54
Number of shares
of capital stock
outstanding
(000s omitted)     12,508    12,365    12,040    12,094    11,997

(1) The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services. Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fifteen states from 47 offices in the Northeastern United States, the Midwest, Florida and California, and from two associated offices in Caracas, Venezuela and Buenos Aires, Argentina. In addition, since July 17, 1997, the Company operates in Michigan from 25 retail branch offices as FOM, a wholly-owned subsidiary of Fahnestock. FOM is engaged in securities brokerage and trading and investment banking. Client assets entrusted to the Company as at December 31, 1997 totaled approximately $15 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States (FOM in all 50 States except Nebraska). The Company provides investment advisory services through Hudson Capital and through Fahnestock Asset Management and Newbold Investment Advisors, operating as divisions of Fahnestock. Funds under management by the asset management groups totaled $1.145 billion at December 31, 1997. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

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

The Company anticipates increasing competition from commercial banks and thrift institutions as these institutions begin to offer investment banking and financial services traditionally only provided by securities firms. The Company also anticipates increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted, or the effect on the Company's business.

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable candidates for acquisition. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with value.

Results of Operations

The investment environment remained favorable throughout 1997, reflecting a strong U.S. economy and low inflation. Record low unemployment, the prospect of a U.S. federal budget surplus, and record inflows of investor dollars resulted in the third successive year of popular stock averages rising over 20% per annum and interest rates remaining at historically low levels. Turmoil in Asian currency and stock markets is likely to impact the U.S. economy negatively, resulting in lower growth, more market volatility and the prospect of a less favorable investment environment.

The Company's revenues in fiscal 1997 increased by 13% compared to fiscal 1996. The acquisition of First of Michigan on July 17, 1997 had a major impact on the results for 1997. Approximately 77% of the increase in commission income for the year was attributable to FOM operations. Expenses increased by 22% in fiscal 1997 compared to 1996. Approximately 90% of this increase was attributable to FOM operations. Net profit in 1997 was 12% lower than in 1996. This was primarily due to the added costs of the FOM operations and acquisition costs. During the fourth quarter of 1997, FOM was the target of a "raid" by another investment firm. As a result of this destabilization, FOM lost 65 investment executives. At December 31, 1997, 215 FOM investment executives, from the original staff of 280 on the acquisition date, remained with the Company in 26 branch offices (34 branch offices on the acquisition date). This raid negatively impacted operations, revenue and net profit in the fourth quarter of 1997.

The following table summarizes the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended December 31, 1997, 1996 and 1995

Period to Period Change
Increase (Decrease)
                             1997 versus 1996       1996 versus 1995
                             Amount    Percentage   Amount    Percentage
Revenues -
Commissions                  $29,331,000   39.6%    $4,920,000    7.1%
Principal transactions, net  (14,536,000) (18.1)    24,078,000   42.7
Interest                       7,142,000   21.7     (3,252,000)  (9.0)
Underwriting fees              2,370,000   27.3      2,132,000   32.6
Advisory fees                  1,619,000   11.4      2,938,000   26.1
Other                          2,244,000   61.5     (1,261,000) (25.7)
Total revenues                28,170,000   13.2     29,555,000   16.0

Expenses -
Compensation                  17,726,000   17.4     15,008,000   17.2
Clearing and exchange fees     1,856,000   25.6       (249,000)  (3.3)
Communications                 2,877,000   19.2        (16,000)  (0.1)
Occupancy costs                  849,000    8.3        871,000    9.4
Interest                       3,850,000   23.6     (5,216,000) (24.2)
Other                          8,430,000   90.9         86,000    1.0
Total expenses                35,588,000   22.2     10,484,000    7.0

Profit before taxes           (7,418,000) (13.8)    19,071,000   54.8
Income taxes                  (3,870,000) (16.4)     9,691,000   69.6
Net profit                    (3,548,000) (11.7)%   $9,380,000   44.9%

Fiscal 1997 compared to Fiscal 1996

In fiscal 1997, the U.S. economy remained strong with stable interest rates and record low unemployment levels. Investors continued their commitment to the equity market, sending popular market averages upward by over 20% per annum for the third successive year. In
July 1997, the Company purchased FOM, and at yearend had approximately 215 registered representatives in 26 branch offices to bring the total for the Company to 724 investment executives in 75 offices. Total revenues for 1997 were $242,158,000, an increase of 13% over $213,988,000 in 1996. Commission income (the income realized in securities transactions for which the Company acts as agent) in 1997 was $103,323,000, an increase of 40% over $73,992,000 in
1996. Of this increase, 77% can be attributed to the addition of FOM's business. Principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) generated net revenue of $65,972,000 in 1997, a decrease of 18% compared to $80,508,000 in 1996. Market volatility and an uninterrupted and dramatic increase in equity prices created a difficult trading environment. Underwriting fees in 1997 were $11,042,000, an increase of 27% over $8,672,000 in 1996. The Company was able to increase its underwriting business in both the public finance area and the structured asset area. Advisory fees in 1997 were $15,808,000, an increase of 11% over $14,189,000 in 1996 as a result of the addition of assets under management in 1997.

Interest income was $40,123,000 in 1997, an increase of 22% over $32,981,000 in 1996. Interest expense was $20,161,000 in 1997, an increase of 24% over $16,311,000 in 1996. The increase is attributable to the higher stock loan/stock borrow balances in 1997 compared to 1996 and higher customer debit balances as a result of the acquisition of FOM. Net interest revenue (interest revenue less interest expense) increased 20% in 1997 compared to 1996.

Expenses totaled $195,674,000 in 1997, an increase of 22% over $160,086,000 in 1996. Approximately 90% of the increase in 1997 can be attributed to the addition of the FOM operations effective July 17, 1997 and related acquisition costs. Compensation and related expenses were $119,785,000 in 1997, an increase of 17% over $102,059,000 in
1996. Communications expenses were $17,879,000, an increase of 19% over $15,002,000 in 1996. Occupancy costs were $11,025,000 in
1997, an increase of 8% over $10,176,000 in 1996. These increases can primarily be attributed to the increased size of the organization after the acquisition of FOM. Clearing and exchange fees were $9,118,000, an increase of 26% over $7,262,000 in 1996 and includes a variable component which rises as commission income rises. Other expenses were $17,706,000, an increase of 91% over $9,276,000 in 1996. This increase is due to several factors including: professional fees incurred as a result of the acquisition of FOM and other matters, depreciation and amortization on a much larger fixed asset base after the acquisition, licensing and filing fees as a result of the acquisition, and other acquisition-related costs.

Fiscal 1996 compared to Fiscal 1995

In fiscal 1996, a healthy U.S. economy with stable interest rates and low inflation, sent the U.S. equity market to record-breaking highs. Retail commission volumes broke 1995 record levels as the Dow Jones Industrial average and all other major indices established new highs. Total revenues for 1996 were $213,988,000, up 16% over $184,433,000 in 1995. Commission income in 1996 was $73,992,000, up 7% over $69,072,000 in 1995. Commission income increased primarily due to a general increase in market volumes in 1996 compared to 1995. Principal transactions was $80,508,000, up 43% from $56,430,000 in 1995. This increase was due primarily to higher activity levels and profits from the Over-the-Counter equity department and the convertible bond department. Underwriting fees in 1996 were $8,672,000, an increase of 33% over $6,540,000 in 1995. With the strong market in corporate Initial Public Offerings (IPOs) business in 1996, the Company was able to increase its underwriting business compared to 1995. Public finance issuance improved from 1995's depressed levels. Advisory fees in 1996 were $14,189,000, an increase of 26% over $11,251,000 in 1995. The increase is attributable to the increasing value of assets managed and the timing of receipts of fees due for such management. In September, 1996 assets under management were significantly reduced as a result of the retirement of a key employee of the Hudson Capital Advisors division. Other revenue was lower in 1996 than 1995 which included a life insurance benefit which did not recur in 1996.

Interest income was $32,981,000, a decrease of 9% from $36,233,000 in 1995. Interest expense was $16,311,000, a decrease of 24% from $21,527,000 in 1995. This decrease is primarily the result of lower stock loan/stock borrow balances in 1996 compared to 1995. Net interest revenue of $16,670,000 (interest revenue less interest expense) increased 13% in 1996 compared to 1995.

Expenses totaled $160,086,000 in 1996, an increase of 7% over $149,602,000 in 1995. Compensation and related expenses, which are largely revenue-driven were $102,059,000 in 1996, an increase of 17% over $87,051,000 in 1995. Clearing and exchange fees were $7,262,000 in 1996, a decrease of 3% from $7,511,000 in 1995 due to the redirection of many transactions away from Exchanges. Communications costs of $15,002,000 in 1996 decreased slightly compared to $15,018,000 in 1995. Occupancy costs were $10,176,000, an increase of 9% compared to $9,305,000 in 1995. This was due to an increase in the cost of leasing premises and equipment, primarily due to the commencement of business of Freedom
Investments in late 1995.

Liquidity and Capital Resources

The increase in the Company's assets during the last three years has been primarily the result of the expansion in its business and the growth in earnings. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At
December 31, 1997, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $26,005,000.

The Company paid cash dividends to its shareholders totaling
$3,002,000, during 1997, from internally-generated cash.

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

Year 2000 Disclosure

The Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations based on this system would not work properly from the year 2000 forward. The Company has begun systems modifications to remedy this situation. In certain areas, systems modifications and the testing thereof has already been completed. The plan is that all programs will be corrected and fully tested before the end of 1998. This work is being performed in-house and the incremental costs will not have a material effect on the Company's consolidated financial statements. Other modifications required as a result of notifications from outside agencies such as NSCC, DTC and others have been made upon receipt of such notifications and are not outstanding.

Factors Affecting "Forward-Looking Statements"

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements.
These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation
Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company.
The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item is submitted hereinafter following the signature pages hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE     None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 1997 is set forth below.

Name /
Age /
Positions held

John L. Bitove
69
A Director of the Company since February 1980;
Chairman of The Bitove Corporation (a holding company for subsidiaries engaged in food and beverage services) since 1987.
- Member of the Audit and Compensation and Stock Option Committees

Richard Crystal
57
A Director of the Company since 1992; Partner,
Whitman Breed Abbott & Morgan LLP(Attorneys-at-
Law), U.S. counsel to the Company since 1985.

Albert G. Lowenthal
52
Chairman of the Board, Chief Executive Officer and a Director of the Company since 1985;Chairman of the Board and Chief Executive Officer of Fahnestock since 1985; between March 1985 and
September 1985, Mr. Lowenthal was
self-employed; prior to March 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New
York stock brokerage firm and a general partner of Cowen & Co., a New York brokerage firm.

Kenneth W. McArthur
62
A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-
President Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-
President Nesbitt Thomson Inc. between July 1989 and January 1993.
- Member of the Audit Committee

A. Winn Oughtred
55
A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden & Elliot (Law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts
46
President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg
73
A Director of the Company since1979; President of Rockport Holdings Limited (a real estate development company) since 1959.
- Member of the Audit and Compensation and Stock Option Committees.

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

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

Item 11. EXECUTIVE COMPENSATION

General

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company whose total cash compensation for the fiscal year ended December 31, 1997 exceeded $100,000.

SUMMARY COMPENSATION TABLE (part 1 of 2)
                            Annual Compensation
Name and                                         $Other
Principal                                        Annual
Occupation            Year   $Salary   $Bonus    Comp

A.G. Lowenthal,       1997   300,000       -     11,990
Chairman, CEO,        1996   300,000   400,000   10,400
and Director of       1995   300,000   300,000   10,350
the Company;
Chairman and
CEO of Fahnestock

Robert Neuhoff,       1997   230,000   175,000        0
Executive Vice        1996   230,000   175,000        0
President of          1995   230,000   125,000        0
Fahnestock

Eric Shames           1997   150,000    75,000        0
Secretary of          1996   150,000    75,000        0
Fahnestock            1995   115,000    50,000        0

Robert Maimone        1997   135,000    75,000        0
Senior Vice           1996   135,000    75,000        0
President of          1995   115,000    50,000        0
Fahnestock

E.K. Roberts,         1997   120,000    70,000   11,990
President,Treasurer   1996   120,000    70,000   10,400
and Director of the   1995   120,000    50,000   10,350
Company

SUMMARY COMPENSATION TABLE (part 2 of 2)
                          Long-Term Compensation
Name                 Year # of securities
                          under options/  $LTIP    $All other
                          SARs granted    payouts   comp.
A.G. Lowenthal       1997    0            908,000   6,050
                     1996    0            386,694   6,730
                     1995    0            238,306   5,000

Robert Neuhoff       1997    0                  0   6,050
                     1996    0                  0   6,730
                     1995    0                  0   5,000

Eric Shames          1997    0                  0   6,050
                     1996    15,000             0   6,595
                     1995    0                  0       0

Robert Maimone       1997    0                  0   6,050
                     1996    25,000             0   6,730
                     1995    0                  0   4,905

E.K. Roberts         1997    0                  0       0
                     1996    0                  0       0
                     1995    0                  0       0

OTHER ANNUAL COMPENSATION - Includes Directors Fees of
Cdn$10,000 per year plus Cdn$600 per meeting attended and which were converted to $US at the average rate prevailing during the year. RESTRICTED STOCK AWARDS - The Company does not have a plan for granting restricted stock awards.
LTIP PAYOUTS - See discussion under "Performance-Based
Compensation Agreement" and "Stock Appreciation Agreement", described herein. LTIP payouts are paid in January following the year for which they were accrued.
ALL OTHER COMPENSATION - This represents Company contributions to the 401(k) Plan.

OPTION EXERCISES AND YEAR-END VALUE TABLE
                                             $ Year-end
                          # of shares        value of
                          Underlying         unexercised
                          unexercised        in-the-money
                          options/SARs       options
                          exercisable/       exercisable/
Name            (1)  (2)  unexercisable		    unexercisable
A.G. Lowenthal   0    0   225,000/75,000     $2,507,437/$665,812
R. Neuhoff       0    0    12,500/12,500       $110,969/$110,969
E. Shames        0    0         0/15,000               0/$96,862
R. Maimone       0    0         0/25,000              0/$161,437
E.K. Roberts     0    0    37,500/37,500       $332,906/$332,906

(1)  Shares acquired on exercise
(2)  $Value realized

Details of number of shares and value of exercisable and unexercisable options are as follows:
These options are exercisable in $CDN and have been converted at the exchange rate as at December 31, 1997.


                  # of     Option Price at  Value          Total
                  shares   Price  Dec.31/97 Per Share      Value
A.G. Lowenthal -
exercisable       150,000  $5.16  $17.4375  $12.2775       $1,841,625
exercisable        75,000  $8.56  $17.4375  $ 8.8775       $  665,812
unexercisable      75,000  $8.56  $17.4375  $ 8.8775       $  665,812

R. Neuhoff -
exercisable        12,500  $8.56  $17.4375  $ 8.8775       $  110,969
unexercisable      12,500  $8.56  $17.4375  $ 8.8775       $  110,969

E. Shames -
exercisable             0  n/a     n/a       n/a           n/a
unexercisable      15,000  $10.98  $17.4375  $ 6.4575      $   96,862

R. Maimone -
exercisable             0  n/a     n/a       n/a           n/a
unexercisable      25,000  $10.98  $17.4375  $ 6.4575      $  161,437

E.K. Roberts -
exercisable        37,500  $8.56  $17.4375  $ 8.8775        $  332,906
unexercisable      37,500  $8.56  $17.4375  $ 8.8775        $  332,906


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1997.
None

Pension Plan

Fahnestock has no pension plans for its officers and employees other than a savings plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which the Company may make an annual cash contribution based on compensation for each employee. Should participants in the plan elect to receive their employer contribution in the form of Class A Shares, the Company may make an additional contribution of Class A Shares equal in market value to 15% of the purchase price of the Class A Shares. On January 27 , 1995, with respect to the 1994 fiscal year, the Company issued 92,000 Class
A Shares from Treasury at Cdn.$9.00 (US$6.75). On January 10,
1996, with respect to the 1995 fiscal year, the Company issued
113,000 Class A Shares from Treasury at Cdn.$12.24 (US$8.85) per share to the Company's 401(k) plan. On January 14, 1997, with respect to the 1996 fiscal year, the Company issued 70,000 Class A Shares from Treasury at U.S.$14.375 per share to the Company's
401(k) plan. On January 14, 1998, with respect to the 1997 fiscal year, the Company issued 42,000 Class A Shares from Treasury at
U.S.$17.6875 per share to the Company's 401(k) plan.

FOM has a savings plan qualified under Section 401(k) of the Internal Revenue Code pursuant to which FOM makes regular defined cash contributions based on the Plan document. In addition, FOM sponsors an unfunded Supplemental Executive Retirement Program ("SERP"), which is a non-qualified plan that provides certain current and former officers additional retirement benefits.

In addition, U.S. employees of the Company and its subsidiaries are entitled to group health benefits and group life insurance coverage pursuant to plans which do not discriminate in scope, terms, or operation in favor of officers or directors of the Company, and which are generally available to all salaried U.S. employees.

Employee Stock Option Plans

In 1996, the Company established its 1996 Equity Incentive Plan (the "EIP"). The 1986 Incentive Stock Option Plan (the "ISO") and the
1986 Employee Stock Option Plan (the "ESO") which were established in 1986 expired in April 1996. (The EIP, the ISO and the ESO are sometimes hereinafter collectively referred to as the "Plans".) The Plans permit the compensation and stock option committee of the board of directors of the Company to grant options to purchase Class A Shares of the Company to officers and key employees of the Company and its subsidiaries. Under an amendment to the ESO in June 1992 grants of options are made to the Company's independent directors on a formula basis. Options generally vest at the rate of 25% of the amount granted for each year held. Under the provisions of the Internal Revenue Code, options granted under the ISO qualify as "incentive stock options" and options granted under the ESO do not qualify. The EIP was amended in January 1997 to increase the authorized number of Class A Shares that may be subject to options to 1,850,000. The EIP was further amended on March 25, 1997 to limit the number of options granted to any senior officer of the Company in any 60 month period to 500,000
Class A Shares.

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

Performance-Based Compensation Agreement

In March 1997, the Company entered into a Performance-Based
Compensation Agreement (the "Comp Agreement") effective January
1, 1997 and expiring December 31, 2001 with Albert G. Lowenthal, the Chairman and Chief Executive Officer of the Company and Fahnestock, pursuant to the recommendation of the Company's
Compensation and Stock Option Committee and the approval of the Board of Directors. The purpose of the Comp Agreement was to set the terms under which Mr. Lowenthal's 1997 non-salary compensation was to be calculated. The Comp Agreement provides for (1) a written Performance Goal, the formula for which must be established by the Committee within the first 90 days of the year and (2) a Stock Appreciation Amount equal to the amount by which the market value of the Company's Class A Shares at December 31 exceeds the base price as at December 31 of the prior year multiplied by a number of shares to be set each year by the Committee with in the first 90 days of the year. The sum of all performance awards paid under the Comp Agreement shall not exceed $5,000,000.

The Performance Goal established in March 1997 resulted in $908,000 payable to Mr. Lowenthal for fiscal 1997 based on the following formula: (a) 3% of the excess of the Company's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31, 1996), up to a 25% Return on Equity; (b) plus 4% of the excess of the Company's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December
31, 1996). The Stock Appreciation Amount was set in March 1997 at 150,000 shares and resulted in $456,000 payable to Mr. Lowenthal for fiscal 1997. Mr. Lowenthal and the Company agreed to accept the amount payable under the Performance Goal, which was less than the formula required, as the full performance-based compensation for fiscal 1997.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND  MANAGEMENT

(a) The following table sets forth information as of December 31, 1997 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

Title of Class
         Identity of Person or
         Group/
         Mailing Address
                                        Amount         Percent of
                                        Owned          Class
Class B
         A.G. Lowenthal                 50,098 (1)      50.2%
         c/o Fahnestock & Co. Inc.
         125 Broad St.
         New York, NY 10004

         O. Roberts                     44,309 (2)      44.4%
         c/o Fahnestock Viner
         Holdings Inc.
         Suite 1110, Box 2015
         20 Eglinton Ave. W.
         Toronto, Canada M4R 1K8
________________________________________
1. All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr. Lowenthal who is Chairman of the Company.

2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") is wholly-owned by Mrs. Roberts.

(b) The following table sets forth information as of December 31, 1997 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them.

Title of Class
Identity of Person or Group
Amount Owned

Percent of Class
Class A Shares  A.G. Lowenthal    2,386,625 (1),(2)              18.7%
                E.K. Roberts        111,944 (4)                   0.9%
                A.W. Oughtred           500                       *
                J.L. Bitove          25,580                       0.2%
                R. Crystal           10,500 (5)                   *
                K.W. McArthur        35,000                       0.3%
                B. Winberg              700                       *

                Officers and
                Directors as a
                group (7 members) 2,570,849 (1),(2),(4),(5)      20.2%

Class B Shares  A.G. Lowenthal       50,098 (3)                  50.3%
                E.K. Roberts            108                       0.1%
                A.W. Oughtred             0
                J.L. Bitove              20                       *
                R. Crystal                0
                K.W. McArthur             0
                B. Winberg                0

                Officers and
                Directors as a
                group (7 members)    50,226                      50.4%
_____________________________________
(1) Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,150,900 Class A Shares. Mr. Lowenthal holds 9,475 Class A Shares through the Company's 401(k) plan and 1,250 Class A Shares directly.
(2) 225,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ISO and ESO.
(3) Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.
(4) 37,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ESO.
(5) 10,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ESO.

 * less than 1%

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

During the last three years Albert G. Lowenthal and Phase II L.P. have maintained margin accounts with Fahnestock. Such margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The maximum amount of borrowings outstanding during 1997 was nil ( nil and $178,000 in 1995 and 1996, respectively). Mr. Robert Neuhoff also maintains a margin account with Fahnestock. The maximum borrowings outstanding during 1997 was $876,000 (nil and $427,000 in 1995 and 1996, respectively).

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

(b)   Reports on Form 8-K
      The Company was not required to file any reports on Form 8-K during the last quarter of 1997 or thereafter to date.

(c)   Exhibits
      See the Exhibit Index included hereinafter.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of March, 1998.

FAHNESTOCK VINER HOLDINGS INC.


BY:/s/E.K. Roberts
   E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature               Title                  Date
/s/J.L. Bitove          Director               Mar.23, 1998
J.L. Bitove

/s/R. Crystal           Director               Mar.23, 1998
R. Crystal

/s/A.G. Lowenthal       Chairman,              Mar.23, 1998
A.G. Lowenthal          Chief Executive
                        Officer, Director

/s/K.W. McArthur        Director               Mar.23, 1998
K.W. McArthur

/s/A.W. Oughtred        Secretary, Director    Mar.23, 1998
A.W. Oughtred

/s/E.K. Roberts         President,Treasurer,   Mar.23, 1998
E.K. Roberts            Chief Financial Officer,
                        Director

/s/ B. Winberg          Director                Mar.23, 1998
B. Winberg


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FAHNESTOCK VINER HOLDINGS INC.

Management's Responsibility for Consolidated Financial Statements
F-1

Independent Auditors' Report
F-2

Consolidated Balance Sheet as of December 31, 1997 and 1996
F-3

Consolidated Statement of Operations for the three years ended
December 31, 1997, 1996 and 1995
F-4

Consolidated Statement of Retained Earnings for the three years ended December 31, 1997, 1996 and 1995
F-5

Consolidated Statement of Cash Flows for the three years ended
December 31, 1997, 1996 and 1995
F-6

Notes to Consolidated Financial Statements
F-7

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

Management is responsible for the integrity and objectivity of the information contained in the consolidated financial statements. In order to present fairly the financial position of the Company and the results of its operations and the changes in its financial position, estimates which are necessary are based on careful judgments and have been properly reflected in the consolidated financial statements. Management has established systems of internal control which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for the preparation of financial information.

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

/s/A.G. Lowenthal                           /s/E.K. Roberts
A.G. Lowenthal,                             E.K. Roberts
Chairman of the Board                       President and Treasurer
and Chief Executive Officer

March 4, 1998                       F-1


INDEPENDENT AUDITORS' REPORT
TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

We have audited the consolidated balance sheets of Fahnestock Viner Holdings Inc. as at December 31, 1997 and 1996 and the consolidated statements of operations, retained earnings and cash flows for the years ending December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in accordance with accounting principles generally accepted in the United States.

/s/Coopers & Lybrand
Chartered Accountants
Toronto, Canada
March 4, 1998.                  F-2


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
                                           AS AT DECEMBER 31,
                                            1997        1996
                         Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits               $ 10,784    $  9,363
  Restricted deposits (note 2)                  1,537       1,902
  Deposits with clearing organizations          4,734       3,701
  Receivable from brokers and
   clearing organizations (note 1)            359,205     186,543
  Receivable from customers                   350,807     266,142
  Securities owned, at market
   value (notes 3 and 5)                       63,262      40,998
  Demand notes receivable                          30          30
  Other                                        27,945       7,040
                                              818,304     515,719
Other assets
  Stock exchange seats (approximate
   market value $5,592; $3,503 in 1996)         1,542       1,411
  Fixed assets, net of accumulated
   depreciation of $7,658; $3,853 in 1996       9,128       1,856
  Goodwill, at amortized cost                   6,172         930
                                               16,842       4,197
                                             $835,146    $519,916

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                             $ 18,507    $ 12,439
  Bank call loans (note 5)                     23,755      11,800
  Payable to brokers and clearing
   organizations (note 1)                     422,173     193,965
  Payable to customers                        117,033      91,880
  Securities sold, but not yet
   purchased, at market value (note 3)         31,090      32,756
  Accounts payable and other liabilities       45,571      29,366
  Income taxes payable                         16,052      11,803
                                              674,181     384,009
Subordinated loans payable (note 4)                30          30
Commitments and contingencies (note 10)
Shareholders' equity
  Share capital (note 6)
    12,408,760 Class A non-voting
     shares (1996-12,265,760 shares)            40,783	    39,688
    99,680 Class B voting shares                   133        133
                                                40,916     39,821
  Contributed capital (note 7)                   1,333      1,099
  Retained earnings                            118,686     94,957
                                               160,935    135,877
                                              $835,146   $519,916

The accompanying notes are an integral part of these consolidated
financial statements.                F-3


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE YEAR ENDED DECEMBER 31,
                                    1997        1996       1995
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
 Commissions                        $103,323    $73,992    $69,072
 Principal transactions, net          65,972     80,508     56,430
 Interest                             40,123     32,981     36,233
 Underwriting fees                    11,042      8,672      6,540
 Advisory fees                        15,808     14,189     11,251
 Other                                 5,890      3,646      4,907
                                     242,158    213,988    184,433
EXPENSES:
 Compensation and related expenses   119,785    102,059     87,051
 Clearing and exchange fees            9,118      7,262      7,511
 Communications                       17,879     15,002     15,018
 Occupancy costs                      11,025     10,176      9,305
 Interest                             20,161     16,311     21,527
 Other                                17,706      9,276      9,190
                                     195,674    160,086    149,602
Profit before income taxes            46,484     53,902     34,831
Income tax provision (note 8)         19,753     23,623     13,932
NET PROFIT FOR YEAR                  $26,731    $30,279    $20,899
Profit per share (note 9)
- basic                              $2.14      $2.46      $1.69
- diluted                            $2.08      $2.41      $1.68

The accompanying notes are an integral part of these consolidated
financial statements.               F-4

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                      FOR THE YEAR ENDED DECEMBER 31,
                                         1997       1996      1995
                                 Expressed in thousands of U.S. dollars
Retained earnings,beginning of the year   $94,957   $68,974   $49,902
Net profit for the year                    26,731    30,279    20,899
Dividends paid                             (3,002)   (4,296)   (1,827)
Retained earnings,end of the year        $118,686   $94,957   $68,974

The accompanying notes are an integral part of these consolidated
financial statements.                 F-5


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 31,
                                           1997      1996       1995
                                     Expressed in thousands of U.S. dollars
Cash flows from operating activities:
 Net profit for the year                   $26,731    $30,279    $20,899
 Adjustments to reconcile net profit
  to net cash provided by (used in)
  operating activities:
  Non-cash items included in net profit:
   Depreciation and amortization             1,357        955        579
 Decrease (increase) in operating
  assets, net of effects of
  acquisition of First of Michigan
  Capital Corporation:
   Restricted deposits                         365       (660)       (48)
   Deposits with clearing organizations     (1,033)       (35)      (980)
   Receivable from brokers
    and clearing organizations            (165,787)   117,067    (85,412)
   Receivable from customers                   556    (12,958)   (16,428)
   Securities owned                        (17,693)    (4,742)    (6,483)
   Other assets                            (13,919)     4,574     (4,954)
 Increase (decrease) in operating
  liabilities net of effects of
  acquisition of First of Michigan
  Capital Corporation:
   Drafts payable                            6,069     (4,382)     3,902
   Payable to brokers and clearing
    organizations                          226,095   (125,878)    59,331
   Payable to customers                      5,055     12,386      1,527
   Securities sold, but not yet purchased   (2,024)     6,816     13,899
   Accounts payable and other liabilities    3,010      5,739      3,069
   Income taxes payable                      3,708      2,697      7,110
          Cash provided by (used in)
          operating activities              72,490     31,858     (3,989)
Cash flows from investing and
other activities:
 Purchase of First of Michigan
  Capital Corporation, net
  of cash acquired (note 12)               (34,340)       -         -
 Proceeds from sale of exchange seat         1,358        -         164
 Purchase of exchange seat                     -          -          (7)
 Purchase of fixed assets                   (5,152)      (995)     (597)
          Cash used in investing and
          other activities                 (38,134)      (995)     (440)
Cash flows from financing activities:
 Cash dividends paid on Class A
  non-voting and Class B shares             (3,002)    (4,296)   (1,827)
 Issuance of Class A non-voting shares       1,577      2,175       691
 Repurchase of Class A non-voting
  shares for cancelation                      (482)       -      (1,146)
 Tax benefit from employee options exercised   234        314       -
 (Decrease) increase  in bank call loans   (31,262)   (29,400)    5,375
          Cash provided by (used in)
          financing activities             (32,935)   (31,207)    3,093
Net increase  (decrease) in cash
 and short-term deposits                     1,421       (344)   (1,336)
Cash and short-term deposits,
 beginning of year                           9,363      9,707    11,043
Cash and short-term deposits,
 end of year                               $10,784    $ 9,363   $ 9,707

The accompanying notes are an integral part of these consolidated
financial statements.                     F-6


FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements
(Expressed  in U.S. dollars)
December 31, 1997

GENERAL
Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiaries, Fahnestock & Co. Inc. ("Fahnestock") and First of Michigan Corporation
("FOM"), are members of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

1. Summary of significant accounting policies
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for the purpose of inclusion in the annual report on Form 10-K.
In all material respects, they conform with accounting principles generally accepted in Canada which have been used to prepare the consolidated financial statements for purposes of inclusion in the annual report to shareholders, except the calculation of earnings per share.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to income taxes and contingencies. Actual results could be materially different from these estimates.

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

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation
The consolidated financial statements include the accounts of the company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the U.S., are as follows:

	Fahnestock & Co. Inc.		- broker/dealer in securities
	First of Michigan Corporation 	- broker/dealer in securities
	Freedom Investments, Inc.	- discount broker in securities
	Hudson Capital Advisors Inc.	- investment advisory services

Significant inter-company balances and transactions have been eliminated upon consolidation.

(b) Brokerage operations
Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customers' securities and commodities transactions are reported on a settlement date basis which is generally three business days. Related commission income and expense is recorded on a trade date basis. Securities owned and securities sold but not yet purchased for trading purposes are reported at market value based upon quoted prices. Realized and unrealized changes in market value are recognized in net trading revenues in the year in which the change occurs. Other financial instruments are carried at fair value or amounts that approximate fair value.

(c ) Cash and cash equivalents
The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(d) Drafts payable
Drafts payable represent amounts drawn by the Company against a bank.

(e) Goodwill
Goodwill, acquired upon the acquisition of Fahnestock, Fahnestock International Inc. and First of Michigan Capital Corporation, is being amortized to operations on a straight-line basis over twenty years. Negative goodwill arising as a result of the acquisition of Hopper Soliday Corporation and subsidiaries and Reich & Co., Inc. is being amortized to operations on a straight-line basis over twenty years.

(f) Fixed assets
Fixed assets and stock exchange seats are stated at cost. Depreciation of furniture and fixtures is provided on the straight-line method generally over five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

(g) Foreign currency translations
Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at year end; revenue and expenses at average rates for the year; and non-monetary assets and share capital at historic rates.

(h) Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income
Taxes". Deferred income tax assets and liabilities arise from "temporary differences" between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates.

(i)Securities lending activities
Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received.

Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. The Company receives cash or collateral in an amount generally in excess of the market value of securities loaned.

The Company monitors the market value of securities borrowed and loaned on a daily basis and may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $299,938,000 (1996-
$157,314,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $411,089,000 (1996-$183,010,000).

2. Restricted deposits
Deposits of $1,537,000 (1996-$1,902,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

3. Securities owned and sold, but not yet purchased (at market value)
                                         1997           1996
Securities owned consist of:
Corporate equities                      $28,309,000    $22,846,000
Corporate debt                           13,264,000     10,963,000
U.S. government and agency
 and state and municipal
 government obligations                  10,029,000      5,184,000
Securities purchased to resell                  -        2,005,000
Money market funds                       11,660,000           -
                                        $63,262,000    $40,998,000

Securities sold, but not yet purchased consist of:
Corporate equities                      $26,706,000    $30,170,000
Corporate debt                            3,266,000        512,000
U.S. government and agency
and state and municipal
government obligations                    1,118,000      2,074,000
                                        $31,090,000    $32,756,000

4. Subordinated loans payable
                                         1997          1996
Due in 1999 at 5.5%                     $30,000        $30,000

5. Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 7.25% at December 31, 1997. These loans, collateralized by firm and customer securities with market values of approximately $43,361,000 and $83,939,000, respectively, are primarily with one money center bank. Details of the bank call loans are as follows:
                                       December 31,
                              1997          1996          1995
Year-end balance              $23,755,000   $11,800,000   $41,200,000
Weighted interest rate        6.3125%       6.343%        7.250%
(at end of year)
Maximum balance               $45,650,000   $23,150,000   $41,200,000
(at any month end)
Average amount
outstanding                   $23,779,000   $10,867,000   $17,446,000
(during the year) (2)
Weighted average
interest rate                 4.16%         5.97          5.093%
(during the year) (1)

(1)	The weighted average interest rate during the year was
computed by dividing the actual interest expense by the average bank call loans outstanding.

(2)	The average amount outstanding during the year was
computed by adding amounts outstanding at the end of each month and dividing by twelve.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 1997, 1996, and 1995 was $21,449,000,
$17,721,000 and $22,900,000, respectively.

6. Share capital
The Company's authorized share capital consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

All of the above-referenced classes of shares are without par value.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

                                 1997          1996          1995
12,408,760 (12,265,760 in
 1996 and  11,940,410 in 1995)
 Class A  non-voting shares      $40,783,000   $39,688,000   $37,513,000
99,680 Class B voting shares         133,000       133,000       133,000
                                 $40,916,000   $39,821,000   $37,646,000

The Company has outstanding options with certain employees to purchase a total of 1,120,030 Class A non-voting shares as follows:

Number     Date
of shares  of Issue       Option price   Expiration date
150,000    Jan.27, 1993   Cdn.$ 7.38     Jan.26,1998
100,000    Jan.28, 1994   Cdn.$12.50     Feb.28,1999
250,000    Mar.1, 1994    Cdn.$12.25     Feb.28,1999
100,000    Jun.6, 1994    Cdn.$ 9.00     Jun.5,1999
 20,000    Jan.2, 1996    Cdn.$12.62     Jan.1, 2001
142,000    May29, 1996    Cdn.$15.70     May 28, 2001
125,000    Jul. 16, 1996  Cdn.$15.75     Jul.15, 2001
 21,000    Dec.16, 1996   US $14.38      Dec.15, 2001
  5,000    Dec.31, 1996   Cdn.$19.80     Dec.31, 2001
 82,030    Jan.7, 1997    US $14.50      Jan.6, 2002
 75,000    Feb.26, 1997   Cdn.$23.90     Feb.26, 2002
 45,000    Oct.20, 1997   US $20.875     Oct.19, 2002
  5,000    Dec.23, 1997   US $17.75      Dec.22, 2002

During 1997, options to purchase 100,000 Class A non-voting shares (212,350 in 1996 and 21,875 in 1995) were exercised for cash totaling $571,000 ($1,175,000 in 1996 and $70,000 in 1995). The number of options vested at December 31, 1997 was 335,000 (223,750 in 1996 and 263,625 in 1995). The authorized number of Class A non-voting shares that may be made subject to options under the Company's employee stock option plans is 1,850,000.

The Company issued Class A non-voting shares from Treasury to the
Company's 401(k) plan as follows:
       Number      Date                Issue Price
Year   of shares   of issue            per share
1995   113,000     January 10, 1996    Cdn.$12.24
1996    70,000     January 14, 1997    US $14.375
1997    42,000     January 14, 1998    US $17.6875

In 1997, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows (US$0.35 in 1996):

Dividend    Record Date           Payment Date
per share
US$0.06     February 10, 1997     February 21, 1997
US$0.06     May 9, 1997           May 23, 1997
US$0.06     August 8, 1997        August 22, 1997
US$0.06     November 7, 1997      November 21, 1997

The Company may purchase up to 800,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange.
During the year ended December 31, 1997, the Company purchased
27,000 Class A non-voting shares for a total consideration of $482,000 (nil in 1995 and 1996). Unless terminated earlier by the Company, it may continue to purchase shares up to July 1, 1998.

7. Contributed capital
Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised in 1992, 1994, 1996 and 1997.

8. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

                               1997          1996          1995
Profit before income tax       $46,484,000   $53,902,000   $34,831,000

U.S. federal tax at 35%        $16,289,000   $18,876,000   $12,268,000
Canadian tax at 44%                (25,000)      (13,000)      (97,000)
Combined state and local tax     6,558,000     7,378,000     4,564,000
Income taxes before under-noted 22,822,000    26,241,000    16,735,000
Tax effect of non-taxable
interest and dividends            (88,000)      (271,000)     (269,000)
Tax effect of deductible state
and local taxes other
differences between accounting
and taxable income             (2,981,000)    (2,347,000)   (2,534,000)
Income taxes                  $19,753,000    $23,623,000   $13,932,000

Profit before income tax provision
Canadian operations           $   (56,000)   $   (29,000)  $  (220,000)
U.S. operations               $46,540,000    $53,931,000   $35,051,000

The current U.S. income tax provision in 1997 is $19,753,000
($23,623,000 in 1996 and $13,932,000 in 1995).  The current
Canadian income tax provision in 1997 is nil (nil in 1996 and 1995).

Aggregate deferred tax assets, which relate to fixed assets and acquired net operating losses, are included in other assets and amounted to $722,000.

On a cash basis, the Company paid income taxes for the years ended December 31, 1997, 1996 and 1995 in the amounts of $15,588,000,
$19,467,000 and $6,731,000, respectively.

9. Profit per share
                                1997          1996         1995
Basic weighted average number
of shares outstanding           12,494,054    12,296,197    12,330,552
Net effect,treasury stock
method                             383,887       287,039       107,880
Diluted common shares           12,877,941    12,583,236    12,438,449

Net profit                      $26,731,000   $30,279,000   $20,889,000

Basic profit per share          $2.14         $2.46         $1.69
Diluted profit per share        $2.08         $2.41         $1.68

Statement of Financial Accounting Standards No.128 - Earnings Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. Earnings per share for the years ended December 31, 1996 and 1995 have been restated to comply with FAS 128.

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

The unaudited proforma results if compensation expense for the Company's 1997 grants for stock compensation had been determined in accordance with SFAS 123 are as follows:

                            Dec.31, 1997                Dec.31, 1996
                         As reported  Proforma      As reported  Proforma
Net profit               $26,731,000  $26,409,000   $30,279,000  $30,117,000
Basic profit per share   $2.14         $2.11         $2.46         $2.45
Diluted profit per share $2.08         $2.05         $2.41         $2.39

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 1997: risk-free interest rates ranging from 5.68% to 6.37% (5.41% to 6.66% in 1996), expected dividend yield of 1.4%, expected life of 5 years and expected volatility ranging from 28% to 33% (25% in 1996). The weighted average fair value of options granted during 1997 was $3,001,000
($958,000 in 1996). The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The effects of applying SFAS 123 in this proforma presentation are not indicative of future amounts because it does not take into consideration future grants, any difference between actual and assumed forfeitures, and only reflects grants subsequent to December 15, 1994.

10. Commitments and contingencies
(a) The Company and its subsidiaries are obligated under lease agreements expiring at various dates through 2013 to pay the following future minimum rentals:
1998                $ 6,155,000
1999                $ 4,869,000
2000                $ 3,699,000
2001                $ 3,269,000
2002 and thereafter $25,287,000
Total               $43,279,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 1997, 1996 and 1995 was $6,689,000, $5,566,000 and $5,411,000,
respectively.

(c) The Company, through its subsidiaries, maintains contribution based retirement plans covering substantially all full-time U.S. employees. The Fahnestock plan provides that the Company may make discretionary contributions. The FOM plan contributions are made in accordance with the terms of the Plan document. FOM also sponsors an unfunded Supplemental Executive Retirement Program, which is a non-qualified plan that provides certain current and former officers additional retirement benefits. The Company made contributions to the plans of $2,207,000, $1,922,000 and $1,600,000 in 1997, 1996 and 1995, respectively.

(d) The Company's bankers have issued letters of credit for $31,430,000 deposited with two clearing organizations of which $27,800,000 is collateralized by securities owned. No amounts have been drawn on the letters of credit at December 31, 1997.

(e) The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with legal counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

(f) The Company's principal subsidiaries, Fahnestock and FOM , are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock and FOM compute their net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock and FOM maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 1997, Fahnestock had net capital of $94,435,000 which was $85,503,000 in excess of the $8,932,000 required to be maintained at that date. At December 31, 1997, FOM had net capital of $7,499,000 which was $7,249,000 in excess of the $250,000 required to be maintained at that date.

11. Comparative figures
Certain 1995 and 1996 figures have been reclassified in order to conform with the financial statement presentation adopted for 1997.

12. Acquisitions.
On July 17, 1997, a subsidiary of the Company acquired approximately 99.4% of the outstanding common stock of First of Michigan Capital Corporation by way of a tender offer for cash consideration.
On July 31, 1997, the Company acquired the remaining outstanding shares. The total purchase price was $37,609,000. The acquisition was accounted for by the purchase method as follows:

Cash                                                  $ 3,269,000
Receivable from brokers and others, net                69,885,000
Fixed assets                                            3,140,000
Assets subsequently sold                                  264,000
Other assets                                           11,713,000
                                                       88,271,000
Deduct:
Loans and notes payable                               (43,217,000)
Other liabilities                                     (12,990,000)
Fair value of assets acquired                          32,064,000
Purchase price paid                                    37,609,000
Excess of cost over fair value allocated to goodwill  $ 5,545,000

Presented below are the unaudited proforma consolidated results of operation. Amounts presented for 1997 and 1996 give effect to the acquisition of FOM as if the transaction was consummated at the beginning of each of the periods presented. The proforma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies.
                              Year ended December 31,
                             1997            1996
Revenues                     $282,988,000    $286,433,000
Profit before tax            $ 51,656,000    $ 56,335,000
Net profit                   $ 28,936,000    $ 32,670,000
Basic profit per share       $2.32           $2.66
Diluted profit per share     $2.25           $2.60

13. Financial instruments with off-balance sheet risk and concentration of credit risk. In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the
Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various collateralized financing sources such as bank loans and securities loaned. At December 31, 1997, approximately $133,900,000 of securities loaned are collateralized by customer securities. Included in receivable from brokers and clearing organizations are receivables from four major broker-dealers totaling $135,026,000.

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

As part of its trading strategy, the Company uses derivative financial instruments. Principal transactions revenue, including derivatives, for the year ended December 31, 1997 included revenue from trading equities of $53,828,000 and revenue from trading fixed income securities of $12,144,000.

Futures contracts, comprised mainly of stock index futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to
amounts recorded in the balance sheet. 	Notional or contractual
amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 1997, the Company had open stock index futures contracts with notional values of approximately $19,582,000. The fair value of these derivative financial instruments included in assets at December 31, 1997 was approximately $71,125, and the monthly average fair values of the instruments during the year were assets of $133,000 and liabilities of $379,000.

Cash is deposited to satisfy initial margin requirements for open futures contracts and is included in receivable from brokers and clearing organizations with any gain or loss from the unsettled futures transactions.

At December 31, 1997 the Company had outstanding commitments to buy $2,000,000 of U.S. Government agency securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

14. Impact of Recently Issued Accounting Standards
New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

15. Subsequent event
On January 29, 1998, a cash dividend of U.S.$0.07 per share (totaling $889,000) was declared payable on February 20, 1998 to holders of Class A non-voting and Class B shares of record on February 6, 1998.

EXHIBIT INDEX
Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number/
Description/
Page

3 (a)
Articles of Incorporation, as amended, of Fahnestock Viner
Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1986 and 1988).

3(b)
By-Laws, as amended, of Fahnestock Viner Holdings Inc.
(previously filed as an exhibit to Form 20-F for the fiscal year ended December 31, 1987).

10(a)
Lease documentation for the premises at 110 Wall St., New York, NY including Lease Modification Agreement dated January 25, 1991 between The 110 Wall Company and Fahnestock & Co. Inc.
(previously filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990) and the Lease Agreement dated January 5, 1987 between The 110 Wall Company and Fahnestock & Co. Inc. and the
Lease Agreement dated November 18, 1980 between The 110 Wall
Company and Fahnestock & Co. Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1988).

10(b)
Supplemental Legend to 1986 Incentive Stock Option Plan
(previously filed as an exhibit to the registrant's registration statement on Form S-8 (file no. 33-38134)

10(c)
Supplemental Legend to 1986 Employee Stock Option Plan
(previously filed as an exhibit to the registrant's registration statement on Form S-8 (file no. 33-38134)

10(d)
Fahnestock Viner Holdings Inc. 1986 Incentive Stock Option Plan ,
Amended and Restated as at April 26, 1991 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992)

10(e)
Fahnestock Viner Holdings Inc. 1986 Employee Stock Option
Plan, Amended and Restated as at April 26, 1991 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992)

10(f)
Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan,
Amended and Restated as at January 7, 1997 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1996)

10(g)
Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan
Amendment No. 1 dated March 25, 1997 (filed herewith) *

10(h)
Lease document for the premises at 125 Broad Street, New York,
NY dated May 27, 1997 between NY Broad Holdings, Inc. and
Fahnestock & Co. Inc. (filed herewith) *

10(i)
Lease document for the premises at 300 River Place, Detroit, MI dated February 28, 1997 between The Stroh Companies, Inc. and
First of Michigan Corporation (filed herewith) *

10(j)
Stock Appreciation Agreement between Fahnestock & Co. Inc. and
Albert G. Lowenthal dated February 15, 1995 (filed herewith) *

10(k)
Performance-Based Compensation Agreement between
Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated
March 25, 1997 (filed herewith) *

10(l)
Securities Purchase Agreement dated June 11, 1997, between
1888 Limited Partnership and  DST Systems Inc. and Purchaser
(previously filed as an exhibit to Schedule 14D-1 and Schedule
13D for First of Michigan Capital Corporation dated June 18, 1997)

21
Subsidiaries of the registrant (filed herewith) *

23 (a)
Consent of Coopers & Lybrand (filed herewith) *

27
Financial Data Schedule, as required by Item 601(c)(2)(1) of
Regulations S-K and S-B (filed herewith)  *
E-1