Form 10-Q
period 1998-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 1998-05-01
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                              FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 1998
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

Commission File Number: 1-12043

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

The number of shares of the Company's Class A non-voting shares and Class
B voting shares (being the only classes of common stock of the Company), outstanding on April 30, 1998 was 12,598,760 and 99,680 shares, respectively.





                 FAHNESTOCK VINER HOLDINGS INC.
                               INDEX

                                                       	Page No.
      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  	Consolidated Balance Sheet		         	 	2
                    	as of March 31, 1998
                    	and December 31, 1997

                  	Consolidated Statement of Operations    	4
                    	for the three months ended
                    	March 31, 1998 and 1997

                  	Consolidated Statement of Cash Flows     	5
                    	for the three months ended
                    	March 31, 1998 and 1997

                  	Notes to Consolidated Financial
                    	Statements                              	6

      Item 2.   	Management's Discussion and Analysis
                    	of Financial Condition and Results
                    	of Operations                           	7

      PART II     OTHER INFORMATION

      Item 1.     	Legal Proceedings                          	9
      Item 2.     	Changes in Securities and Use of Proceeds			9
      Item 3.     	Defaults Upon Senior Securities			         	9
      Item 4.           Submission of Matters to a Vote of
                        Security-Holders                                9
      Item 5.     	Other Information                               9
      Item 6.     	Exhibits and Reports on Form 8-K                9

SIGNATURES                                                  		10







FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
                                                     March 31,  December 31,
(unaudited)                                               1998         1997*
Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash                                                 $ 15,322     $ 10,784
  Restricted deposits                                     1,719        1,537
  Deposits with clearing organizations                    3,303        4,734
  Receivable from brokers and clearing organizations    348,920      359,205
  Receivable from customers                             352,554      350,807
  Securities owned, at market value                      82,239       63,262
  Demand notes receivable                                    30           30
  Other                                                  15,796       27,945
                                                        819,883      818,304
Other assets
  Stock exchange seats (approximate market value
    $5,909; $5,592 in 1997)                               1,533        1,542
  Fixed assets, net of accumulated depreciation of
    $7,991; $7,458 in 1997)                               9,222        9,128
  Goodwill, at amortized cost                             6,056        6,172
                                                         16,811       16,842

                                                       $836,694     $835,146
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
2


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
                                                     March 31, December 31,
(unaudited)                                               1998        1997*
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                       $ 19,935     $ 18,507
  Bank call loans                                        31,766       23,755
  Payable to brokers and clearing organizations         402,948      422,173
  Payable to customers                                  113,300      117,033
  Securities sold, but not yet purchased,
    at market value                                      50,066       31,090
  Accounts payable and other liabilities                 44,699       45,571
  Income taxes payable                                    5,391       16,052
                                                        668,105      674,181
Subordinated loans payable                                   30           30
Shareholders' equity
  Share capital
     12,598,760 Class A non-voting shares
          (1997 - 12,408,760 shares)                     42,264       40,783
      99,680 Class B voting shares                          133          133
                                                         42,397       40,916
  Contributed capital                                     1,333        1,333
  Retained earnings                                     124,829      118,686
                                                        168,559      160,935

                                                       $836,694     $835,146
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
3



FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                        For the three months ended March 31,
(unaudited)                                               1998          1997
Expressed in thousands of U.S. dollars
REVENUE:
  Commissions                                          $29,401       $18,853
  Principal transactions, net                           19,229        17,537
  Interest                                              10,983         7,406
  Underwriting fees                                      2,317         3,160
  Advisory fees                                          5,762         2,865
  Other                                                  1,507           667
                                                        69,199        50,488

EXPENSES:
  Compensation and related expenses                     36,393        24,453
  Clearing and exchange fees                             3,281         1,753
  Communications                                         5,264         3,564
  Occupancy costs                                        3,040         2,294
  Interest                                               6,217         3,078
  Other                                                  2,815         2,612
                                                        57,010        37,754

Profit before income taxes                              12,189        12,734
Income tax provision                                     5,156         5,665
NET PROFIT FOR THE PERIOD                               $7,033        $7,069

Profit per share
          - basic                                        $0.56         $0.57
          - diluted                                      $0.54         $0.55

The accompanying notes are an integral part of these condensed financial statements.
4



FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31,
(unaudited)                                                1998         1997
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period                                $7,033       $7,069
 Adjustments to reconcile net profit to net cash
   provided by operating activities:
   Non-cash items included in net profit:
       Depreciation and amortization                         658         271
   Decrease (increase) in operating assets:
       Restricted deposits                                  (182)       (497)
       Deposits with clearing organizations                1,431         (30)
       Receivable from brokers and clearing organizations 10,285     (22,066)
       Receivable from customers                          (1,747)      2,452
       Securities owned                                  (18,977)      2,440
       Other assets                                       12,150         793
   Increase (decrease) in operating liabilities:
       Drafts payable                                      1,428      13,311
       Payable to brokers and clearing organizations     (19,225)     38,361
       Payable to customers                               (3,733)    (15,141)
       Securities sold, but not yet purchased             18,976     (13,558)
       Accounts payable and other liabilities               (872)     (2,684)
       Income taxes payable                              (10,661)     (7,036)
Cash (used in) provided by operating activities           (3,436)      3,685
Cash flows from investing and other activities:
   Purchase of fixed assets                                 (629)       (258)
Cash used in investing activities                           (629)       (258)
Cash flows from financing activities:
   Cash dividends paid on Class A non-voting and
     Class B shares                                         (889)       (746)
   Issuance of Class A non-voting shares                   1,516       1,006
   Repurchase of Class A non-voting shares for cancellation  (35)         -
   Increase (decrease) in bank call loans                  8,011      (4,574)
Cash provided by (used in) financing activities            8,603      (4,314)
Increase (decrease) in cash                                4,538        (887)
Cash, beginning of period                                 10,784       9,363
Cash, end of period                                      $15,322      $8,476

The accompanying notes are an integral part of these condensed financial statements.
5


FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements
(unaudited)
1.    Basis of Presentation
      The consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (the "Company"). The principal subsidiaries of FVH are Fahnestock & Co.
Inc. ("Fahnestock") and First of Michigan Corporation ("FOM"), registered broker-dealers in securities. All material intercompany accounts have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1997 which should be consulted for a summary of the significant accounting policies utilized by the Company. All adjustments which, in the opinion of management, are normal and recurring and necessary for a fair presentation of the results of operations for the interim periods presented have been made. The nature of the Company's business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

2.  Profit per share
    Profit per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted profit per share includes the determinants of basic profit per share and, in addition, gives effect to dilutive potential Class A non-voting shares that were outstanding during the period.

     Statement of Financial Accounting Standards No. 128 - Earnings
Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. Profit per share for the three months ended March 31, 1997 has been restated to comply with FAS 128. Profit per share has been calculated as follows:

March 31,
                                                         1998           1997
Basic weighted average number of
shares outstanding                                 12,670,362     12,424,551
Net effect, treasury stock method                     377,068        482,162
Diluted common shares                              13,047,430     12,906,713

Net profit for the period                          $7,033,000     $7,069,000
Basic profit per share                                  $0.56          $0.57
Diluted profit per share                                $0.54          $0.55

3.    Net Capital Requirements
      The Company's principal broker-dealer subsidiaries, Fahnestock and FOM, are subject to the Uniform Net Capital Rule (the "Rule") of the SEC and the net capital rule of the New York Stock Exchange (the "NYSE"). Both Fahnestock and FOM have elected to use the alternative method permitted by the Rule which requires that they maintain minimum net capital equal to 2% of aggregate debit items arising from customer transactions, as defined. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

6

      At March 31, 1998, the net capital of Fahnestock as calculated under the Rule was $101,524,000 or 24% of Fahnestock's aggregate debit items. This was $93,003,000 in excess of the minimum required net capital. At March 31, 1998, FOM's net capital as calculated under the Rule was $6,738,000. This was $6,438,000 in excess of the minimum required net capital.


ITEM 2.
Management's' Discussion and Analysis of Financial Condition and
Results of Operations
     The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

Results of Operations
     Unaudited profits in the first quarter of 1998 were U.S.$7,033,000 or $0.56 per share compared to U.S.$7,069,000 or $0.57 per share for the first quarter of 1997. Revenue for the first quarter of 1998 was U.S. $69,199,000 compared to revenue of U.S. $50,488,000 in 1997, an increase of 37%. Approximately 67% of the increase in revenue is attributable to the business of FOM, a broker-dealer which was acquired in July 1997. FOM operates 25 retail branches located in Michigan and employs approximately 200 investment executives. Fahnestock and FOM, operate from 75 branches located in fifteen states and employ approximately 725 investment executives.

     Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased 56% compared to the first quarter 1997 due primarily to the production generated by the FOM branches, which contributed to 75% of the increase. Market conditions remained strong in the first quarter of 1998 with the Dow Jones industrial average reaching the 9000 mark for the first time. Interest rates remained low and stable in the first quarter of 1998 which set the scene for the continued strong markets of the first quarter. Net revenue from principal transactions increased 10% in the first quarter 1998 from the comparable period of 1997. A strong performance from all of the trading departments in 1998 was reduced somewhat by a loss on a market hedge position in the quarter. Net interest revenue (the difference between interest revenue and interest expense) increased approximately 10% over 1997 levels. Net interest revenue was affected adversely by problems associated with the transfer out of client accounts due to the FOM broker defections. Underwriting fees declined by 27% in 1998 compared to 1997.
Advisory fees increased by 101% compared to the first quarter 1997 primarily as a result of the addition of the FOM business. Expenses, other than interest increased by 46% for the quarter compared to 1997, with the FOM operations accounting for 78% of the increase. Overall market volume levels in the first quarter of 1998 were higher than in the comparable quarter of 1997 and thus, compensation expense and clearing and exchange fees which have significant volume-driven components increased in 1998 compared to 1997. Operations at FOM continued to be impacted during the quarter by uncertainties related to the loss of investment executives and branches as reported in the fourth quarter of 1997. This has resulted in higher than expected expenses of consolidating FOM's operations including expenses incurred closing branches,

7

repopulating other branches, transferring client accounts and attendant costs. FOM's contributions to revenue were also lower than expected because of the uncertainties created by the defection of investment executives and consequent branch disruptions.

Liquidity and Capital Resources
     Total assets at March 31, 1998 of U.S. $836,694,000 approximated the U.S.$835,146,000 total at December 31, 1997. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 1998 $31,766,000 of such borrowings were outstanding.

     Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's needs in the foreseeable future.

     On February 20, 1998, the Company paid a cash dividend of U.S.$0.07 per Class A non-voting and Class B shares totaling
$889,000 from available cash on hand.

     On April 20, 1998, the board of directors declared a regular quarterly cash dividend of $0.07 per Class A non-voting and Class B share payable on May 22, 1998 to shareholders of record on May 8, 1998.

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

Item 2.	Changes in Securities and Use of Proceeds
	Not applicable

Item 3. 	Defaults Upon Senior Securities
	Not applicable

Item 4. 	Submission of Matters to a Vote of Security-Holders
	Not applicable

Item 5. 	Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None


9

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 20th day of April, 1998.

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