Form 10-Q
period 1998-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 1998-07-31
CIK 791963

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                               FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarterly Period ended
      June 30, 1998
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on July 22, 1998 was 12,592,260 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.
INDEX
                                                             Page No.
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
         Consolidated Balance Sheet                            2
         as of June 30, 1998 and December 31, 1997

         Consolidated Statement of Operations                  4
         for the six months ended June 30, 1998 and 1997

         Consolidated Statement of Cash Flows                  5
         for the six months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                         7

PART II OTHER INFORMATION
Item 1. Legal Proceedings                                      9
Item 2. Changes in Securities and Use of Proceeds              9
Item 3. Defaults Upon Senior Securities                        9
Item 4. Submission of Matters to a Vote of Security-Holders    9
Item 5. Other Information                                     10
Item 6. Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                    11


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET (unaudited)
                                                     June 30,    December 31,
                                                         1998          1997 *
Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                          $9,643        $10,784
  Restricted deposits                                    1,923          1,537
  Deposits with clearing organizations                   7,048          4,734
  Receivable from brokers and clearing organizations   262,479        359,205
  Receivable from customers                            372,632        350,807
  Securities owned, at market value                     80,516         63,262
  Demand notes receivable                                   30             30
  Other                                                 16,128         27,945
                                                       750,399        818,304
Other assets
  Stock exchange seats (approximate market value
   $4,755; $5,592 in 1997)                               1,525          1,542
  Fixed assets, net of accumulated depreciation
   of$8,579; $7,458 in 1997                              9,719          9,128
  Goodwill, at amortized cost                            5,940          6,172
                                                        17,184         16,842
                                                      $767,583       $835,146
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET (unaudited)
                                                      June 30,   December 31,
                                                          1998         1997 *
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                       $14,214        $18,507
  Bank call loans                                       56,432         23,755
  Securities sold under agreements to repurchase           880            -
  Payable to brokers and clearing organizations        324,514        422,173
  Payable to customers                                 110,515        117,033
  Securities sold, but not yet purchased,
   at market value                                      40,197         31,090
  Accounts payable and other liabilities                39,405         45,571
  Income taxes payable                                   7,771         16,052
                                                       593,928        674,181

Subordinated loans payable                                  30             30

Shareholders' equity
  Share capital
   12,585,010 Class A non-voting shares
   (1997 - 12,408,760 shares)                           42,013         40,783
   99,680 Class B voting shares                            133            133
                                                        42,146         40,916
  Contributed capital                                    1,333          1,333
  Retained earnings                                    130,146        118,686
                                                       173,625        160,935
                                                      $767,583       $835,146

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE PERIOD ENDED JUNE 30,
                                   Second Quarter ended     Six months ended
                                          June 30,              June 30,
                                        1998       1997       1998       1997
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
  Commissions                        $29,380    $18,941    $58,781    $37,794
  Principal transactions, net         14,399     11,984     33,628     29,521
  Interest                            11,404      8,573     22,387     15,979
  Underwriting fees                    4,035      1,422      6,352      4,582
  Advisory fees                        4,776      2,585     10,538      5,450
  Other                                3,909        913      5,416      1,580
                                      67,903     44,418    137,102     94,906
EXPENSES:
  Compensation and related expenses   36,317     22,112     72,710     46,565
  Clearing and exchange fees           2,078      1,822      4,196      3,575
  Communications                       5,630      3,658     10,894      7,222
  Occupancy costs                      3,415      2,255      6,455      4,549
  Interest                             5,939      4,261     12,156      7,339
  Other                                3,358      2,201      7,336      4,813
                                      56,737     36,309    113,747     74,063

Profit before income taxes            11,166      8,109     23,355     20,843
Income tax provision                   4,961      3,603     10,117      9,268
NET PROFIT FOR PERIOD                 $6,205     $4,506    $13,238    $11,575

Profit per share
- basic                                $0.49      $0.37      $1.04      $0.94
- diluted                              $0.47      $0.35      $1.01      $0.91

The accompanying notes are an integral part of these condensed financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
19981997
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
 Net profit for the year                              $13,238         $11,575
 Adjustments to reconcile net profit to net
  cash provided by (used in) operating activities:
  Non-cash items included in net profit:
   Depreciation and amortization                        1,369             566
  Decrease (increase) in operating assets,
   Restricted deposits                                   (386)           (494)
   Deposits with clearing organizations                (2,314)            (30)
   Receivable from brokers and clearing organizations  96,726        (139,577)
   Receivable from customers                          (21,825)          2,735
   Securities owned                                   (17,254)         (4,436)
   Other assets                                        11,818             885
  Increase (decrease) in operating liabilities,
   Drafts payable                                      (4,293)         (1,854)
   Securities sold under agreements to repurchase         880             -
   Payable to brokers and clearing organizations      (97,659)        162,804
   Payable to customers                                (6,518)          4,683
   Securities sold, but not yet purchased               9,107           5,803
   Accounts payable and other liabilities              (6,166)         (3,733)
   Income taxes payable                                (8,281)         (5,787)
Cash (used in) provided by operating activities       (31,558)         33,140

Cash flows from investing and other activities:
 Escrow deposit for stock of First of Michigan
  Capital Corporation                                    -            (38,000)
 Purchase of fixed assets                             (1,712)            (517)
Cash used in investing and other activities           (1,712)         (38,517)

Cash flows from financing activities:
 Cash dividends paid on Class A non-voting and
  Class B shares                                      (1,778)          (1,498)
 Issuance of Class A non-voting shares                 1,529            1,577
 Repurchase of Class A non-voting shares for
  cancellation                                          (299)             -
 Increase  in bank call loans                         32,677            5,500
Cash provided by financing activities                 32,129            5,579

Net (decrease) increase in cash and
 short-term deposits                                  (1,141)             202
Cash and short-term deposits, beginning of period     10,784            9,363
Cash and short-term deposits, end of period           $9,643           $9,565

The accompanying notes are an integral part of these condensed financial statements.

FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements (unaudited)

1.    Basis of Presentation
      The consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (the "Company"). The principal subsidiaries of FVH are Fahnestock &
Co. Inc. ("Fahnestock") and First of Michigan Corporation
("FOM"), registered broker-dealers in securities. All material intercompany accounts have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form
10-K for the year ended December 31, 1997 which should be consulted for a summary of the significant accounting policies utilized by the Company. All adjustments which, in the opinion of management, are normal and recurring and necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been made. The nature of the Company's business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

	These consolidated financial statements are presented in U.S.
dollars.

2.  Profit per share
      Profit per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted profit per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

     Statement of Financial Accounting Standards No. 128 - Earnings
Per Share  ("FAS 128")  requires a change in the method of
calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. Profit per share for the six months ended June 30, 1997 has been restated to comply with FAS
128. Profit per share has been calculated as follows:
                         Three months ended            Six months ended
                              June 30,                      June 30,
                              1998         1997           1998           1997
Basic weighted average
 number of shares
 outstanding            12,684,423    12,265,760    12,684,423     12,265,760
Net effect, treasury
 stock method              462,222       427,325       423,418        427,325
Diluted common shares   13,146,645    12,693,085    13,107,841     12,693,085

Net profit for the
 period                 $6,205,000    $4,506,000    $13,238,000    $11,575,000

Basic profit
 per share              $0.49         $0.37          $1.04          $0.94
Diluted profit
 per share              $0.47         $0.35          $1.01          $0.91

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

      At June 30, 1998, the net capital of Fahnestock as calculated under the Rule was $97,345,000 or 23% of Fahnestock's aggregate debit items. This was $86,695,000 in excess of the minimum required net capital. At June 30, 1998, FOM's net capital as calculated under the Rule was $8,730,000. This was $8,480,000 in excess of the minimum required net capital.


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

Results of Operations
     Unaudited net profit in the second quarter of 1998 were $6,205,000 or $0.49 per share compared to $4,506,000 or $0.37 per share for the second quarter of 1997, an increase of 38% in net profit. Revenue for the second quarter of 1998 rose to a record $67,903,000, an increase of 53% over revenue of $44,418,000 in the second quarter of 1997, as commissions, investment banking income, and asset management fees reached new highs, all significantly affected by the acquisition of First of Michigan Corporation ("FOM") in July 1997. FOM operates 25 retail branches located in Michigan and employs approximately 170 investment executives. Fahnestock and FOM together operate from 75 branches located in fifteen states and employ approximately 715 investment executives.

	Net profit for the six months ended June 30, 1998 was $13,238,000 or $1.04 per share compared to $11,575,000 or $0.94 per share for the comparable period of 1997, an increase of 14% in net profit. Revenue for the first six months of 1998 was $137,102,000, an increase of 44% compared to revenue of $94,906,000 in the first six months of 1997.

 	There was a continuation of strong markets in the second quarter of 1998 with stock indexes reaching new highs and with long bond yields at secular lows, making for a positive investment environment. Commission income and to a large extent, income from principal transactions, depend on market volume levels.
Commission revenue increased 55% compared to the second quarter
1997 due to strong mutual fund activity and increases in listed securities volume. Net revenue from principal transactions increased by 20% in the second quarter 1998 from the comparable period of 1997. Investment banking revenues and advisory fees both showed significant improvement in the second quarter of 1998 compared to 1997 due to increased underwriting and private placement activity.
Net interest revenue (interest revenue less interest expense) increased by 27% in the second quarter of

1998 compared to the second quarter of 1997 as a result of higher client balances brought about both by the addition of the FOM business and a generally more active client business in 1998 compared to 1997. Expenses, other than interest, increased by 59% in the second quarter of 1998 compared to 1997, with FOM accounting for a substantial portion of the increase.

	Operations at FOM improved in the second quarter, as the population of investment executives stabilized. The contribution of FOM continued to fall short of expectations, however, the process of rebuilding has begun. Higher than normal costs associated with terminations, transferring client accounts, repopulating branches and other attendant costs reduced profit margins in the second quarter of 1998, but are expected to reach more normal levels during the second half of 1998.

Liquidity and Capital Resources
     Total assets at June 30, 1998 of $767,583,000 decreased by approximately 8% from $835,146,000 at December 31, 1997 due to a decline in the level of receivables from brokers and clearing organizations. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 1998 $56,432,000 of such borrowings were outstanding.

     Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's needs in the foreseeable future.

     On February 20, 1998 and May 22, 1998, the Company paid cash dividends of U.S.$0.07, quarterly per Class A non-voting and Class B shares totaling $1,778,000 from available cash on hand.

     On July 22, 1998, the board of directors declared a regular quarterly cash dividend of $0.07 per Class A non-voting and Class B share payable on August 21, 1998 to shareholders of record on August 7, 1998.

Factors Affecting "Forward-Looking Statements"
     This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company, including statements related to its acquisition of First of Michigan. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. In addition, the results or expectations of the Company will be impacted by factors associated with the acquisition of First of Michigan and its integration with the Company's existing business. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


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

ITEM 2. Changes in Securities and Use of Proceeds
	Not applicable

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
On May 11, 1998, the Company held an annual and special meeting of shareholders with the following results:

The following people were elected as directors of the
Company: J.L. Bitove, R. Crystal, A.G. Lowenthal, K.W.
McArthur, A.W. Oughtred, E.K. Roberts and B. Winberg for the ensuing year or until their successors be elected.
[Voted: For 95,179; Against -0-; Withheld -0-]

Coopers & Lybrand, Chartered Accountants, were appointed auditors of the Company until termination of the next Annual
Meeting of the Company at a remuneration to be fixed by the directors.
[Voted: For 95,179; Against -0-; Withheld -0-]

The amendment to the Company's 1996 Equity Incentive
Plan (the "Plan") increasing the number of Class A non-voting shares that may be issued under the Plan and other plans of the Company from 1,850,000 Class A non-voting shares to 2,100,000 Class A non-voting shares was confirmed.
[Voted: For 95,179; Against -0-; Withheld -0-]

ITEM 5. Other Information
Fahnestock & Co. Inc. was the subject of disciplinary actions by the New York Stock Exchange pursuant to four examinations conducted by the Exchange's Member Firm
Regulation Division for the years 1993 through 1996.
Without admitting or denying findings of deficiencies in various areas of the business, Fahnestock agreed to pay a $100,000 fine and to retain an independent consultant to review its systems and procedures and to make recommendations that would prevent a recurrence of such deficiencies. Fahnestock agreed to advise the Exchange of the steps to be taken to implement the recommendations contained in the report. The Company does not believe that implementation of such recommendations will have a material adverse impact on Fahnestock's operations.

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None
10


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 22nd day of July, 1998.

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