Form 10-Q
period 1998-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 1998-11-03
CIK 791963

As filed with the Securities and Exchange Commission on November 3, 1998

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549

                          FORM 10-Q

 x    Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the Quarterly Period ended September 30, 1998
or
___   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on October 20, 1998 was 12,236,319 and 99,680 shares, respectively


                  FAHNESTOCK VINER HOLDINGS INC.
                             INDEX

                                                       Page No.
      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  	Consolidated Balance Sheet                2
                    	as of September 30, 1998
                    	and December 31, 1997

                  	Consolidated Statement of Operations      4
                    	for the nine months ended
                    	September 30, 1998 and 1997

                  	Consolidated Statement of Cash Flows      5
                    	for the nine months ended
                    	September 30, 1998 and 1997

                  	Notes to Consolidated Financial           6
                        Statements

      Item 2.   	Management's Discussion and Analysis      7
                    	of Financial Condition and Results
                    	of Operations

      PART II     OTHER INFORMATION

      Item 1.     	Legal Proceedings                        10
      Item 2.     	Changes in Securities and Use of Proceeds10
      Item 3.     	Defaults Upon Senior Securities          10
      Item 4.     	Submission of Matters to a Vote of
                        Security-Holders                         10
      Item 5.     	Other Information                        10
      Item 6.     	Exhibits and Reports on Form 8-K         10

      SIGNATURES                                                 11


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
unaudited
                                                  September 30,  December 31,
                                                          1998         1997*
                                      Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                          $8,854       $10,784
  Restricted deposits                                    1,960         1,537
  Deposits with clearing organizations                   8,572         4,734
  Receivable from brokers and clearing organizations   180,505       359,205
  Receivable from customers                            341,368       356,087
  Securities owned, at market value                     68,828        63,262
  Demand notes receivable                                   30            30
  Other                                                 18,491        22,665

                                                       628,608       818,304
Other assets
  Stock exchange seats (approximate market value
    $4,662; $5,592 in 1997)                              1,516         1,542
  Fixed assets, net of accumulated depreciation of
    $9,421; $7,458 in 1997                               9,360         9,128
  Goodwill, at amortized cost                            5,824         6,172

                                                        16,700        16,842

                                                      $645,308      $835,146

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
2


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
unaudited

                                                 September 30,  December 31,
                                                          1998         1997*
                                      Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                        $8,763       $18,507
  Bank call loans                                       27,733        23,755
  Payable to brokers and clearing organizations        234,883       422,173
  Payable to customers                                 110,009       117,033
  Securities sold, but not yet purchased,
    at market value                                     35,779        31,090
  Accounts payable and other liabilities                40,412        45,571
  Income taxes payable                                  10,773        16,052

                                                       468,352       674,181

Subordinated loans payable                                  30            30

Shareholders' equity
  Share capital
    12,338,619 Class A non-voting shares
      (1997 - 12,408,760 shares)                        37,753        40,783
    99,680 Class B voting shares                           133           133

                                                        37,886        40,916
  Contributed capital                                    2,196         1,333
  Retained earnings                                    136,844       118,686

                                                       176,926       160,935

                                                      $645,308      $835,146

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.
3


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30,
unaudited
                               3rd Quarter ended         Nine months ended
                                 September 30,             September 30,
                                    1998        1997        1998        1997
            Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions                      $27,799     $34,624     $86,580     $72,418
Principal transactions, net       17,075      17,061      50,703      46,582
Interest                          10,780      11,681      33,167      27,660
Underwriting fees                  3,824       1,240      10,176       5,822
Advisory fees                      6,262       5,104      16,800      10,554
Other                              1,538       3,010       6,954       4,590

                                  67,278      72,720     204,380     167,626
EXPENSES:
Compensation and related expenses 33,254      37,630     105,964      84,195
Clearing and exchange fees         2,100       3,023       6,296       6,598
Communications                     5,158       4,164      16,052      11,386
Occupancy costs                    3,446       3,368       9,901       7,917
Interest                           5,360       5,865      17,516      13,204
Other                              4,265       5,999      11,601      10,812

                                  53,583      60,049     167,330     134,112
Profit before income taxes        13,695      12,671      37,050      33,514
Income tax provision               6,106       5,254      16,223      14,522

NET PROFIT FOR PERIOD             $7,589      $7,417     $20,827     $18,992

Profit per share (Note 2)
- basic                            $0.60       $0.60       $1.65       $1.53
- diluted                          $0.59       $0.57       $1.60       $1.47


The accompanying notes are an integral part of these condensed financial statements.
4


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
unaudited
                                                         1998           1997
                                      Expressed in thousands of U.S. dollars
Cash flows from operating activities:
 Net profit for the year                               $20,827       $18,992
 Adjustments to reconcile net profit to net cash
  provided by (used in) operating activities:
  Non-cash items included in net profit:
   Depreciation and amortization                         2,156           932
  Decrease (increase) in operating assets,
   Restricted deposits                                    (423)          453
   Deposits with clearing organizations                 (3,838)         (578)
   Receivable from brokers and clearing organizations  178,700      (207,619)
   Receivable from customers                            14,719       (75,760)
   Securities purchased under agreements to resell         -          (2,310)
   Securities owned                                     (5,566)      (15,481)
   Other assets                                          4,174       (17,240)
  Increase (decrease) in operating liabilities,
   Drafts payable                                       (9,744)        3,211
   Payable to brokers and clearing organizations      (187,290)      253,173
   Payable to customers                                 (7,024)       36,528
   Securities sold, but not yet purchased                4,689        20,051
   Accounts payable and other liabilities               (5,159)       19,860
   Income taxes payable                                 (5,279)       (1,417)
       Cash provided by operating activities               942        32,795
Cash flows from investing and other activities:
 Purchase of First of Michigan Capital Corporation,
  net of cash acquired                                     -          (9,711)
 Proceeds from sale of exchange seat                       -           1,360
 Purchase of fixed assets                               (2,015)       (1,037)
       Cash (used in) investing and other activities    (2,015)       (9,388)
Cash flows from financing activities:
 Cash dividends paid on Class A non-voting and
  Class B shares                                        (2,668)       (2,250)
 Issuance of Class A non-voting shares                   1,851         1,577
 Repurchase of Class A non-voting shares for
  cancellation                                          (4,881)          -
 Tax benefit from employee stock options exercised         863           -
 Increase  in bank call loans                            3,978        10,880
       Cash (used in) provided by financing activities    (857)       10,207
Net (decrease) increase in cash and short-term deposits (1,930)       33,614
Cash and short-term deposits, beginning of period       10,784         9,363
Cash and short-term deposits, end of period             $8,854       $42,977

The accompanying notes are an integral part of these condensed financial statements.
5


FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements    (unaudited)

1.    Basis of Presentation
The consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiaries of FVH are Fahnestock & Co. Inc. ("Fahnestock") and First of Michigan Corporation ("FOM"), registered broker-dealers in securities. All material intercompany accounts have been eliminated in consolidation.

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

Certain figures have been restated to conform with the financial statement presentation adopted for 1998.

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

Statement of Financial Accounting Standards No. 128 -
Earnings Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. Profit per share for the nine months ended September 30, 1997 has been restated to comply with FAS 128. Profit per share has been calculated as follows:

                             Three months ended           Nine months ended
                               September 30,                 September 30,
                                  1998          1997        1998         1997
Basic weighted average
number of shares
outstanding                 12,654,045    12,431,850   12,654,045  12,431,850
Net effect, treasury
stock method                   128,423       457,293      374,267     511,604

Diluted common shares       12,782,468    12,889,143   13,028,312  12,943,454

Net profit for the period   $7,589,000    $7,417,000  $20,827,000 $18,992,000

Basic profit per share           $0.60         $0.60        $1.65       $1.53
Diluted profit per share         $0.59         $0.57        $1.60       $1.47
6

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

At September 30, 1998, the net capital of Fahnestock as calculated under the Rule was $113,114,000 or 29% of Fahnestock's aggregate debit items. This was $105,425,000 in excess of the minimum required net capital. At September 30, 1998, FOM's net capital as calculated under the Rule was $7,105,000. This was $6,855,000 in excess of the minimum required net capital.


ITEM 2. Management's Discussion and Analysis of Financial
Condition and  Results of Operations
The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

Results of Operations
Unaudited net profit in the third quarter of 1998 were $7,589,000 or $0.60 per share compared to $7,417,000 or $0.60 per share for the third quarter of 1997. Revenue for the third quarter of 1998 was $67,278,000, a decrease of 7% from revenue of $72,720,000 in the third quarter of 1997, reflecting weaker markets as well as reduced revenues from First of Michigan Corporation ("FOM") compared to the same period in 1997. FOM was acquired in July 1997. At the present time, FOM operates 25 retail branches located in Michigan and employs approximately 170 investment executives, a decline of approximately 25% from the level at the acquisition date. Fahnestock and FOM together operate from 75 branches located in fifteen states and employ approximately 690 investment executives.

Net profit for the nine months ended September 30, 1998 was $20,827,000 or $1.65 per share compared to $18,992,000 or
$1.53 per share for the comparable period of 1997, an increase of 10% in net profit. Revenue for the first nine months of 1998 was $204,380,000, an increase of 22% compared to revenue of $167,626,000 in the first nine months of 1997. The results in 1997 did not include FOM prior to July 17, 1997.

Markets were extremely volatile in the third quarter of 1998.
The stock market has entered a correction that began in July 1998. The world financial situation, particularly as the collapse of the Asian economies affects the rest of the world, will continue to be a key determinant of the securities market's direction and volatility. Earnings of domestic companies will be selectively impacted by world events, and this may lead to a weaker economy in 1999. Low interest rates and low inflation are expected to counteract these external forces.
7

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue decreased 20% compared to the third quarter 1997 due both to weaker markets as well as reduced revenues from FOM compared to the same period in 1997. The loss of part of the sales force through mass defections commencing in November 1997 contributed to this reduction in revenue. Net revenue from principal transactions remained at the same level as in the comparable period of 1997. Investment banking revenues and advisory fees both showed significant improvement in the third quarter of 1998 compared to 1997 due to increased underwriting and private placement activity. Net interest revenue (interest revenue less interest expense) decreased slightly in the third quarter of 1998 compared to the same period in 1997 as a result of lower customer balances. Expenses, other than interest, decreased by 11% in the third quarter of 1998 compared to 1997. The third quarter of 1998 is the first quarter since the acquisition of FOM, in July 1997, that has not been impacted by costs resulting from the acquisition.

Considerable uncertainty has been created in the valuation of banks and securities firms, based on recent press accounts of losses at hedge funds, as well as counterparty risk in derivative instruments and defaults on emerging market debt. The Company is not exposed to losses from these sources except as they may impact market performance and activity generally.

Liquidity and Capital Resources
Total assets at September 30, 1998 of  $645,308,000
decreased by approximately 23% from $835,146,000 at December
31, 1997 due to a decline in the level of receivables from brokers and clearing organizations, a result both of weaker markets as well as the loss of FOM accounts discussed above. Liquid assets accounted for 97% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At September 30, 1998 $27,733,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's needs in the foreseeable future.

Through September 30, 1998, the Company has purchased a total of 294,900 Class A non-voting shares at an average cost of $15.53 through the facilities of the New York and the Toronto Stock Exchanges pursuant to a Normal Course Issuer Bid that is open from July 3, 1998 to July 2, 1999. Under the outstanding Normal Course Issuer Bid, the Company may purchase up to 790,000 Class A non-voting shares. The Company believes that the Class A non-voting shares may be undervalued from time to time and that the repurchase of such shares is an appropriate use of corporate funds. Also in fiscal 1998, the Company purchased a total of 17,000 Class A non-voting shares at an average cost of $17.58 pursuant to a Normal Course
Issuer Bid which terminated on July 1, 1998.

On February 20, 1998, May 22, 1998 and August 21, 1998,
the Company paid cash dividends of U.S.$0.07, quarterly per Class
A non-voting and Class B share totaling $2,668,000 from available cash on hand.
8

On October 20, 1998, the board of directors declared a regular quarterly cash dividend of $0.07 per Class A non-voting and Class B share payable on November 20, 1998 to shareholders of record on November 6, 1998.


Year 2000 Disclosure
The Year 2000 problem is the result of computer systems having been written using two digits, rather than four, to define the year. Any computer, computer program, equipment or product that has date-sensitive software or embedded chips, not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000.

The Company is a broker/dealer in securities and as such relies heavily on computer technology to conduct its operations. The Company relies on both internal systems and on third party vendors.
As at the date hereof, all vendors of software and hardware and all vendors of non-critical systems (elevators, vault, building security, etc.) have been contacted and inquiries about their Y2K readiness and been made. Certain non-critical systems have been determined to be non-Y2K compliant and have been or are being replaced with available Y2K-compliant systems. Approximately 95% of all vendors (100% of mission-critical vendors) have responded and have indicated that they already are or will be compliant. In terms of the Company's internal systems, all programs have been assessed for Year 2000 compliance. The majority of the compilation work has been completed and a portion has been internally tested on a parallel basis with current production, using live files. The remaining programs upon which modification work has not yet begun, represent less than 1% of the total number of programs running at the Company. This work is expected to be complete by the end of January 1999. Full testing and full Year 2000 compliance is expected to be completed by June 30, 1999. The Company is actively participating in a number of industry committees including the Security Industry Association Year 2000 Committee. The
Company validated its connections to various test sites in July 1998 and will participate in various industry-wide Year 2000 tests that are scheduled in 1999. Files interfacing with SIAC and DTC have already been adapted and are compliant. To date there have been no material exceptions in tests that have been completed.

The cost of readying the Company for Year 2000 has been estimated to be approximately $200,000 - $250,000 for fiscal 1998.
This includes the costs associated with the personnel dedicated to the project and the cost of new hardware. It is expected that similar costs would be required in fiscal 1999. This range of costs does not include normal ongoing costs for computer hardware or software revisions that would be required in the normal course of business. All funding for the Y2K compliance effort is from available cash on hand.

The Company does not have a comprehensive contingency plan with respect to the Y2K problem, but intends to estoblish such a plan in 1999 as part of its ongoing Y2K compliance effort.

Despite the Company's planning and preparation for Year
2000, there can be no assurance that partial or total systems interruptions will not occur and that the costs necessary to update hardware and software would not have a material adverse impact of the Company's business, financial condition, statement of operations and business prospects.

Factors Affecting "Forward-Looking Statements"
This report on Form 10-Q contains "forward-looking statements"
9

within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company, including statements related to its acquisition of First of Michigan. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business,
(v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


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

ITEM 2. Changes in Securities and Use of Proceeds
	Not applicable

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None
10


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 20th day of October, 1998.

                                     FAHNESTOCK VINER HOLDINGS INC.


                                      By:__/S/ A.G.Lowenthal____
                                         A.G.Lowenthal, Chairman
                                      (Principal Financial Officer)


                                       By:__/S/ E.K.Roberts____
                                          E.K.Roberts, President
                                       (Duly Authorized Officer)

11