Form 10-K
period 1998-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 1999-03-30
CIK 791963

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                             FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT  OF 1934
For the transition period from _________ to _________.

Commission file number   1-12043

FAHNESTOCK VINER HOLDINGS INC.
(Exact name of registrant as specified in its charter)

   Ontario, Canada                           98-0080034
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

  P.O. Box 2015, Suite 1110
  20 Eglinton Avenue West
  Toronto, Ontario, Canada                   M4R 1K8
  (Address of principal executive offices)   (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated because no class of voting stock of the Company is publicly traded. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at December 31, 1998 was $214,222,000.

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on February 28, 1999 was 12,489,819 and 99,680 shares, respectively.


TABLE OF CONTENTS
Item Number                                                 Page
PART 1
1.Business                                                   1
2.Properties                                                12
3.Legal Proceedings                                         12
4.Submission of Matters to a Vote of  Security Holders      13

PART II
5.Market for the Registrant's Common Equity and Related
Stockholder Matters                                         13
6.Selected Financial Data                                   16
7.Management's Discussion and Analysis of Financial
Condition and Results of Operations                         17
7a.Quantitative and Qualitative Disclosures
About Market Risk                                           23
8.Financial Statements and Supplementary Data               25
9.Changes in and Disagreements with Accountants
and Financial Disclosure                                    25

PART III
10.Directors and Executive Officers of the Registrant       25
11.Executive Compensation                                   27
12.Security Ownership of Certain Beneficial Owners and
Management                                                  31
13.Certain Relationships and Related Transactions           32

PART IV
14.Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                                 33

Signatures                                                  34

PART I
Item 1. BUSINESS

Fahnestock Viner Holdings Inc., formerly called E.A. Viner
Holdings Limited and immediately prior to that called Goldale
Investments Limited (the "Company"), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite
1110, Toronto, Ontario M4R 1K8 and its telephone number is (416)
322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co., Inc. (formerly Edward A. Viner & Co., Inc.), a
New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"), Hudson Capital Advisors Inc., a
New York corporation ("Hudson Capital") and, since July 1997,
First of Michigan Corporation, a Michigan corporation ("FOM") and since October 1998, Evanston Financial Corporation, Inc.. Pursuant to a purchase agreement dated December 1, 1998, all of FOM's registered personnel and customer accounts were transferred to Fahnestock on January 1, 1999 and certain assets and liabilities were transferred to Fahnestock on December 31, 1998. FOM filed to withdraw their registration as a broker-dealer with the New York Stock Exchange on January 6, 1999. FOM will operate as a division of Fahnestock. Fahnestock, Freedom, FOM, Evanston and Hudson
Capital are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock (and FOM until January 2, 1999) are the principal Operating Subsidiaries. Fahnestock is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, Fahnestock operates offices in Buenos
Aires, Argentina and Caracas, Venezuela. Hudson Capital is engaged in the investment advisory business in the United States.

In October 1998, E.A. Viner International Co. formed Evanston Financial Corporation, Inc. as a mortgage banker specializing in refinancing and re-marketing of mortgages on subsidized health-care and nursing home facilities. Evanston is readying its application to the Federal Home Administration to acquire a federal home loan license.

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

At December 31, 1998, Fahnestock and FOM together employed
694 full-time registered representatives and 607 employees in trading, research, investment banking, investment advisory services, public finance and support positions for Fahnestock's 45 offices in the United States, FOM's 25 offices (all of which are located in Michigan) and for Freedom in its offices in Omaha, Nebraska. Fahnestock, FOM and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

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



                                 Year ended December 31,
                          1998   %       1997   %      1996   %
                        (Dollars in thousands, except percentages)

Commissions           $114,889  49%  $103,323  43%  $73,992  35%
Principal
  transactions, net     32,727  14%    65,972  27%   80,508  38%
Interest                42,028  18%    40,123  17%   32,981  15%
Underwriting fees       12,655   6%    11,042   4%    8,672   4%
Advisory fees           21,742   9%    15,808   7%   14,189   6%
Other                    8,740   4%     5,890   2%    3,646   2%

Total revenues        $232,781 100%  $242,158 100% $213,988 100%

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

Commission business relies heavily on the services of account executives with good sales production records. Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail account executives (excluding the institutional account executives referred to below) in Fahnestock's and FOM's offices. Fahnestock's and FOM's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are serviced by institutional brokers. (For a discussion of regulatory matters, see "Regulation".) The institutional department is supported by the research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities
Fahnestock provides a full range of securities clearance services to five non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest" and "Securities Borrowed And Loaned." In most cases, Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

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

PRINCIPAL TRANASACTIONS
Market-Making
Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 1998, Fahnestock made approximately 1,500 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

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

Principal transactions, including market-making and other trading and investment activities, accounted for approximately 14%, 27% and 38%, respectively, of the Company's total revenues for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

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

In its market-making activities, Fahnestock must provide liquidity in the equities for which it makes markets. This may require
Fahnestock to position itself for the inevitable reversal in the market, however temporary that reversal may be. In the fourth quarter of
1998, the recovery of the Internet sector from the October lows was unprecedented with some stocks tripling in value over a few weeks. Fahnestock misjudged the momentum of this rally and was slow to take losses, waiting for the reversal that historically should have occurred. In a few trading days, the firm's positions became outsized, causing the firm to sustain significant and unrecoverable losses over a few days. As a result of this event, Fahnestock has re-evaluated its risk management policies and has put into place risk
containment policies to limit position size and to 	monitor
transactions on a minute-to-minute basis. The newly strengthened risk management policies also limit market-making activities entirely in securities that are the focus of day traders acting through on-line brokers and those where valuations and price volatility exceed certain predetermined boundaries.

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

For further discussion of risk management, see Item 7a, Quantitative and Qualitative Disclosures about Market Risk.

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

In each of the last five years, financing activities conducted on behalf of its customers have provided Fahnestock with a substantial source of revenue. A substantial portion of these financing activities are undertaken in connection with Fahnestock's securities clearance business and its own retail business. See "Commissions." The amount of Fahnestock's interest revenue is affected by the volume of customer borrowing and by prevailing interest rates.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 5% of its revenues from underwriting in 1998, 4% in both 1997 and 1996. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

At December 31, 1998 Fahnestock and Hudson Capital together had approximately $1.2 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS
Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents;
and general office services. Fahnestock employs approximately 180 persons in its administration and operations departments at its head office and approximately 110 people in its administration and operations departments in FOM's Detroit headquarters.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations (including the NYSE), and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets, rather than to protect creditors and shareholders of broker-dealers.

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

Fahnestock elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (FOM and Freedom compute net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Fahnestock is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers
(Exhibit A to Rule 15c3-3 under the Exchange Act) or $250,000, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed
70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

The Company and its subsidiaries own no real property, but occupy office space totaling approximately 363,000 square feet in 73 locations under standard commercial terms expiring between 1999 and 2013. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

The following tables set forth the high and low sales prices of the Class A Shares on The Toronto Stock Exchange and on The New
York Stock Exchange. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by The
Toronto Stock Exchange and The New York Stock Exchange.

Class A Shares:
                            TSE              NYSE
                       HIGH     LOW      HIGH     LOW
                      (Cdn. Dollars)    (U.S. dollars)
1998
1st Quarter           $26.75   $23.00   $18.50   $16.6875
2nd Quarter            31.75    25.00    22.1875  17.625
3rd Quarter            29.50    20.75    19.875   13.5625
4th Quarter            27.00    20.45    17.875   13.3125

1997
1st Quarter           $25.25   $19.25   $18.375  $14.00
2nd Quarter            28.60    20.75    20.875   14.75
3rd Quarter            28.75    24.00    21.00    17.625
4th Quarter            29.55    25.00    21.50    17.0625

The following table sets forth information about the Company's shareholders as at December 31, 1998 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:
Shareholders of record
having addresses in:   Number of shares   Percentage   Number of shareholders
Canada                  5,593,387          45.7%       197
United States           6,647,850          54.3%       187
Other                          32           -            2
Total issued and
outstanding            12,241,269          100%        386


Class B shares
Shareholders of record
having addresses in:   Number of shares    Percentage   Number of shareholders
Canada (1)             98,135               98.5%       125
United States           1,537                1.5%        70
Other                       8                -            2
Total issued and
outstanding            99,680              100%         197

(1) The Company has been informed that 50,098 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".


Dividends
Type   Declaration dateRecord datePayment dateAmount per share

Annual     January 25,1996   February 9,1996   February 23,1996     $0.20
Quarterly  April 19,1996     May 9,1996        May 23,1996          $0.05
Quarterly  July 16,1996      August 9,1996     August 23,1996       $0.05
Quarterly  October 17,1996   November 8,1996   November 22,1996     $0.05
Quarterly  January 29,1997   February 10,1997  February 21,1997     $0.06
Quarterly  April 21,1997     May 9,1997        May 23,1997          $0.06
Quarterly  July 21,1997      August 8,1997     August 22,1997       $0.06
Quarterly  October 20,1997   November 7,1997   November 21,1997     $0.06
Quarterly  January 29,1998   February 6,1998   February 20,1998     $0.07
Quarterly  April 20,1998     May 8,1998        May 22,1998          $0.07
Quarterly  July 21,1998      August 7,1998     August 21,1998       $0.07
Quarterly  October 20,1998   November 6,1998   November 20,1998     $0.07
Quarterly  January 28,1999   February 12,1999  February 26,1999     $0.07

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S. $0.07 per Class A Share and Class B Share in May, August and November, 1999. Dividends may be paid to holders of Class A
Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

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

Normal Course Issuer Bid
On June 30, 1998 the Company announced that commencing July 3,
1998 it intended to purchase up to 790,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 10% of the public float of Class A Shares. For the year ended December 31, 1998, through the currently outstanding Normal Course Issuer Bid the Company purchased 398,500 Class A Shares. In addition, in fiscal 1998, through a Normal Course Issuer Bid which expired July 1, 1998, the Company purchased 17,000
Class A Shares. The average cost for all shares repurchased in fiscal 1998 was U.S. $15.14. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. Unless terminated earlier by the Company, it may continue to purchase shares up to July 2, 1999. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1998. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 1997, the Company purchased FOM. The 1997 amounts include the assets and liabilities and the operating results of FOM as of and subsequent to the period after July 17, 1997. See also Item 1, "Business" and Item
7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                  Year ended December 31,
                     1998       1997       1996       1995       1994
                     (In thousands of US dollars except share amounts)

Revenue              $232,781   $242,158   $213,988   $184,433   $157,253
Profit before
extraordinary
item                 $ 12,447   $ 26,731   $ 30,279   $ 20,899   $ 11,780
Net profit           $ 12,447   $ 26,731   $ 30,279   $ 20,899   $ 11,780
Profit before
extraordinary
item per share(1)    $0.99      $2.14      $2.46      $1.69      $0.96
Net profit per
share(1)
-basic               $0.99      $2.14      $2.46      $1.69      $0.96
-diluted             $0.96      $2.08      $2.41      $1.68      $0.95
Total assets         $666,763   $835,146   $519,916   $623,466   $510,636
Total current
liabilities          $500,410   $674,181   $384,009   $516,031   $421,818
Subordinated
indebtedness,
including
current portion      $30        $30        $30        $30        $30
Cash dividends
per Class A
Share and
Class B share        $0.28       $0.24      $0.35      $0.15      $0.15
Shareholders'
equity               $166,323    $160,935   $135,877   $107,405   $88,788
Book value per
share (1)            $13.48      $12.87     $10.99     $8.92      $7.34
Number of shares
of capital stock
outstanding          12,340,949  12,508,440 12,365,440 12,040,090 12,094,680

(1) The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Environment
Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services. Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fifteen states from 46 offices in the North Eastern United States, the Midwest, Florida and California, and from two associated offices in Caracas, Venezuela and Buenos Aires, Argentina. In addition, the Company operates in Michigan from 24 retail branch offices as First of Michigan, a division of Fahnestock. First of Michigan Capital Corporation was acquired on July 17, 1997. FOM is engaged in securities brokerage and trading and investment banking. Client assets entrusted to the Company as at December 31, 1998 totalled approximately $15 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. The Company provides investment advisory services through Hudson
Capital and through Fahnestock Asset Management and Newbold
Investment Advisors, operating as divisions of Fahnestock. Funds under management by the asset management groups totalled $1.2 billion at December 31, 1998. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

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

The Company anticipates increasing competition from commercial banks and thrift institutions as these institutions begin to offer more investment banking and financial services traditionally only provided by securities firms. The growing use of discount brokerage firms by investors has impacted traditional retail commission business and the presence of on-line trading over the internet has begun to significantly impact the means by which retail clients place their orders. The Company is also experiencing increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted, or the effect on the Company's business.

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximixing the potential of each office and development of existing trading, investment banking, investment advisory and other activities.
Equally important is the search for viable candidates for acquisition. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with value.

Results of Operations
The investment environment in 1998 was marked by extreme volatility. Despite a world-wide economic crisis, U.S. markets continued upward, fueled by large cash inflows. This strong market resulted in the fourth successive year of popular stock averages rising over 20% per annum while interest rates remained at low levels. The outlook for 1999 indicates slower growth in corporate earnings and in the U.S. economy generally. However, the impact of cash flow from the savings of the baby-boom generation continues to substantially impact equity markets. The impact of the internet through the ability to access instantaneous information and as a tool for trading has added investor interest and volatility to the market.

The Company's revenues in fiscal 1998 decreased by 4% compared to fiscal 1997. This was the result of trading losses in NASDAQ equities in the fourth quarter of 1998. Except for these losses, the revenues of the Company would have been higher in 1998 compared to 1997. The increases in other revenue categories can be attributed to both the acquisition of FOM in July 1997 and to generally favorable business conditions. Expenses increased by approximately
8% in 1998 compared to 1997. The increase can be attributed to the fact the operations of the Company included FOM for the full year in 1998 and only part of the year in 1997. Net profit was approximately 53% lower in 1998 compared to 1997. This can be attributed to the trading losses in NASDAQ equities in the fourth quarter of 1998.
The Company has taken steps to limit its financial exposure in NASDAQ market-making activities. (See Item 1 - Risk
Management)

The following table summarizes the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended December 31, 1998, 1997 and 1996.


Period to Period Change  Increase (Decrease)
                                1998 versus 1997          1997 versus 1996
                                Amount     Percentage     Amount    Percentage
Revenues -
Commissions                     $11,566,000    11.2%      $29,331,000   39.6%
Principal transactions, net     (33,245,000)  (50.4)      (14,536,000) (18.1)
Interest                          1,905,000     4.7         7,142,000   21.7
Underwriting fees                 1,613,000    14.6         2,370,000   27.3
Advisory fees                     5,934,000    37.5         1,619,000   11.4
Other                             2,850,000    48.3         2,244,000   61.5

Total revenues                   (9,377,000)   (3.8)       28,170,000   13.2

Expenses -
Compensation                     10,279,000     8.6        17,726,000   17.4
Clearing and exchanges fees        (484,000)   (5.3)        1,856,000   25.6
Communications                    3,051,000    17.1         2,877,000   19.2
Occupancy costs                   2,221,000    20.1           849,000    8.3
Interest                          1,670,000     8.3         3,850,000   23.6
Other                            (1,353,000)   (7.7)        8,430,000   90.9

Total expenses                   15,384,000     7.9        35,588,000   22.2

Profit before taxes             (24,761,000)  (53.3)       (7,418,000) (13.8)
Income taxes                    (10,477,000)  (53.0)       (3,870,000) (16.4)

Net profit                      (14,284,000)  (53.4)       (3,548,000) (11.7)%

Fiscal 1998 compared to Fiscal 1997
In fiscal 1998, there was one economic crisis after another; including the collapse of Asian markets, the meltdown in Russia, currency devaluations in Brazil and weakness in the U.S. dollar. Yet, despite the bad news, the U.S. equity markets continued to be supported by unprecedented inflows of cash and a strong U.S. economy, sending popular market averages upward by over 20% for the fourth consecutive year.

Total revenues for 1998 were $232,781,000, a decrease of 4% from $242,158,000 in 1997. Commission income (income realized in securities transactions for which the Company acts as agent) increased 11% to $114,889,000 compared to $103,323,000. This increase is attributable both to the business added by the FOM acquisition in July 1997 and to favorable business conditions. Principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) decreased 50% to $32,727,000 compared to $65,972,000. In the fourth quarter of 1998, the Company suffered unprecedented trading losses arising from its market-making activities in NASDAQ issues. A sharp upward surge in the internet sector after the October lows left the Company with outsized positions from which the Company sustained significant and unrecoverable losses. Risk containment policies have been put into effect which will limit the Company's future exposure to such events. Underwriting fees in 1998 were $12,655,000, an increase of 15% over $11,042,000 in
1997. The Company increased its investment banking revenues in 1998. Advisory fees were $21,742,000 in 1998, an increase of 38% over $15,808,000 in 1997. The addition of new client accounts as well as the growth in value of existing client accounts contributed to the increase.

Interest income was $42,028,000 in 1998, an increase of 5% over $40,123,000 in 1997. Interest expense was $21,831,000 in 1998, an increase of 8% over $20,161,000 in 1997. The increase is attributable to higher customer debit balances with the inclusion of FOM customers for the full year in 1998 compared to approximately half of a year in 1997.Net interest income (interest revenue less interest expense) increased by 1% in 1998 compared to 1997.

Expenses totaled $211,058,000 in 1998, an increase of 8% compared to $195,674,000 in 1997. A large part of the increase can be attributed to the inclusion of a full year of FOM operations in 1998 compared to approximately half of a year in 1997. The acquisition of FOM added 26 branch offices to the Fahnestock system. Compensation and related expenses were $130,064,000 in 1998, an increase of 9% over $119,785,000 in 1997. The expected increase in compensation and related expenses was partially mitigated by reduced compensation to traders as a result of the trading losses incurred in the fourth quarter of 1998. Communications expenses were $20,930,000, an increase of 17% over $17,879,000 in 1997. Occupancy costs were $13,246,000, an increase of 20% over $11,025,000 in 1997. The increases in communications and occupancy costs can primarily be attributed to the increased size of the organization after the acquisition of FOM. Clearing and exchange fees were $8,634,000, a decrease of 5% compared to $9,118,000 in 1997. Other expenses of $16,343,000 also decreased in 1998 (by 8%) compared to $17,706,000 in 1997. Certain economies of scale were introduced as the FOM and Fahnestock operations were consolidated.

Fiscal 1997 compared to Fiscal 1996
In fiscal 1997, the U.S. economy remained strong with stable interest rates and record low unemployment levels. Investors continued their commitment to the equity market, sending popular market averages upward by over 20% per annum for the third successive year. In July 1997, the Company purchased FOM, and at year end had approximately 215 registered representatives in 26 branch offices to bring the total for the Company to 724 investment executives in 75 offices. Total revenues for 1997 were $242,158,000, an increase of 13% over $213,988,000 in 1996. Commission in 1997 was
$103,323,000, an increase of 40% over $73,992,000 in 1996. Of this increase, 77% can be attributed to the addition of FOM's business. Principal transactions generated net revenue of $65,972,000 in 1997, a decrease of 18% compared to $80,508,000 in 1996. Market volatility and an uninterrupted and dramatic increase in equity prices created a difficult trading environment. Underwriting fees in 1997 were $11,042,000, an increase of 27% over $8,672,000 in 1996. The
Company was able to increase its underwriting business in both the public finance area and the structured asset area. Advisory fees in 1997 were $15,808,000, an increase of 11% over $14,189,000 in
1996 as a result of the addition of assets under management in 1997.

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

Liquidity and Capital Resources
The decrease in the Company's assets in 1998 compared to 1997 has been primarily the result of the loss of FOM investment executives following the acquisition of FOM in July 1997. As a result of corporate raids, a significant number of FOM investment executives and their clients left the FOM organization. The level of the Company's assets at the end of 1997 represented a significant increase over the 1996 level because of the FOM acquisition. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 1998, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $42,217,000.

The Company paid cash dividends to its shareholders totaling
$3,531,000, during 1998, from internally-generated cash.

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

Year 2000 Disclosure
The Year 2000 problem arises as the result of computer systems having been written using two digits, rather than four, to define the year during a period when data processing media put a high value on brevity of expression. Any computer, computer program, equipment or product that has date-sensitive software or embedded chips, if not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000.

The Company is a broker/dealer in securities and as such relies heavily on computer technology to conduct its operations. The
Company relies on both internal systems and on third party vendors.
As at the date hereof, all vendors of software and hardware and all vendors of non-critical systems (elevators, vault, building security, etc.) have been contacted and inquiries about their Y2K readiness have been made. Certain non-critical systems have been determined to be non-Y2K compliant and have been or are being replaced with available Y2K-compliant systems. Approximately 95% of all vendors (100% of mission-critical vendors) have responded and have indicated that they already are or will be compliant. In terms of the Company's internal systems, all programs have been assessed for Year 2000 compliance. The majority of the compilation work has been completed and substantially all remediated systems have been internally tested on a parallel basis with current production, using live files. The remaining programs upon which modification work has not yet begun, represent less than 1% of the total number of programs running at the Company. Full testing and full Year 2000 compliance is expected to be completed by June 30, 1999. The
Company is actively participating in a number of industry committees including the Security Industry Association Year 2000 Committee. The Company validated its connections to various test sites in July 1998 and will participate in various industry-wide Year 2000 tests that are scheduled to run on Saturdays beginning on March 6, 1999 (to simulate December 29, 1999) through April 17,
1999 (to simulate January 4, 2000). Files interfacing with SIAC and DTC have already been adapted and are compliant. To date there have been no material exceptions in tests that have been completed.

The cost of program remediation and testing, readying the Company for Year 2000 has been estimated to be approximately $200,000 - $250,000 for fiscal 1998. This includes the costs associated with the personnel dedicated to the project. The cost of new hardware has not been included as substantially all purchases are included in the general technology upgrade being made in connection with the roll-out of new desk-top systems company-wide. It is expected that similar costs would be required in fiscal 1999. This range of costs does not include normal ongoing costs for computer hardware or software revisions that would be required in the normal course of business. All funding for the Y2K compliance effort is from available cash on hand.

The Company has begun work on a comprehensive contingency plan with respect to the Y2K problem, and intends to complete this plan by April 30, 1999 as part of its ongoing Y2K compliance effort.

Despite the Company's planning and preparation for Year 2000, there can be no assurance that partial or total systems interruptions will not occur and that the costs necessary to update hardware and software would not have a material adverse impact of the Company's business, financial condition, statement of operations and business prospects, although the Company believes that such results are unlikely.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Risk Management
The Company's principal business activities by their nature involve significant market and credit risks. The Company's effectiveness in managing these risks is critical to its success and stability.

As part of its normal business operations, the Company engages in the trading of both fixed income and equity securities in both a proprietary and market-making capacity. The Company makes markets in over-the-counter equities in order to facilitate order flow and accommodate its institutional and retail customers. The
Company also makes markets in municipal bonds, mortgage-backed securities, government bonds and high yield bonds.

Market Risk
Market risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent in all types of financial instruments, including both derivatives and non-derivatives. The Company's exposure to market risk arises from its role as a financial intermediary for its customers' transactions and from its proprietary trading and arbitrage activities. (See additional discussion of Risk Management in Item 1).

In addition, the Company's activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company's operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company's books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty's obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see 'Liquidity and Capital Resources', above.

Value-at-Risk
Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the Securities and Exchange Commission's market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading financial instruments and derivatives. The value -at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At December 31, 1998 and 1997, the Company's value-at-risk for each component of market risk was as follows:

(000's omitted)                   1998      1997
Interest rate risk                $298      $120
Equity price risk                  759       680
Diversification benefit           (575)     (313)

Total                             $482      $487

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 1998 from those reported in 1997 reflect changes in the size and composition of the Company's trading portfolio; more particularly an increase in the size of the Company's debt portfolio and a decrease in the Company's equity portfolio at December 31, 1998 compared to December 31, 1997. Further discussion of risk management appears in Item 7, Management's Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

The value-at-risk estimate has limitations that should be considered in evaluating the Company's potential future losses based on the year-end portfolio positions. Recent market conditions including increased volatility, may result in statistical relationships that result in higher value-at-risk than would be estimated from the same portfolio under different market conditions, or the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The
Company's market risk exposure is continuously monitored as the portfolio risks and market conditions change.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item is submitted hereinafter following the signature pages hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
General
Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 1998 is set forth below.

Name                     Age     Positions held
John L. Bitove           70      A Director of the Company since
                                 February 1980; Retired executive.
                                 - Member of the Audit and Compensation and Stock Option Committees

Richard Crystal           58     A Director of the Company since 1992;
                                 Partner, Whitman Breed Abbott & Morgan LLP
                                 (Attorneys-at-Law), US counsel to the
                                 Company since 1985.

Albert G. Lowenthal       53     Chairman of the Board, Chief Executive
                                 Officer and a Director of the Company since
                                 1985; Chairman of the Board and Chief
                                 Executive Officer of Fahnestock since 1985;
                                 prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York brokerage firm.

Kenneth W. McArthur       63     A Director of the Company since 1996;
                                 President and C.E.O. of Shurway Capital
                                 Corporation (a private corporation), since
                                 July 1993; Senior Vice-President Bank of
                                 Montreal Investment Counsel between January
                                 1992 and July 1993; Senior Vice-President
                                 Nesbitt Thomson Inc. between July 1989 and
                                 January 1993.
                                 - Member of the Audit Committee

A. Winn Oughtred          56     A Director of the Company since 1979;
                                 a Director of Fahnestock since 1983;
                                 Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden & Elliot (Law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts         47     President, Treasurer and a Director of the
                                 Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg            74     A Director of the Company since 1979;
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

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

Item 11. EXECUTIVE COMPENSATION
General
The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company whose total cash compensation for the fiscal year ended December 31, 1998 exceeded $100,000.

SUMMARY COMPENSATION TABLE
                     Annual Compensation            Long-term Compensation

                                                  # Securities
Name and Principal                  Other         under                 All
Occupation and                      Annual        options/              Other
Year            Salary    Bonus     Comp     RSA  SARS       LTIP       Comp

A.G. Lowenthal,
Chairman,CEO,
and Director of
the Company,
Chairman, CEO,
and Director
of Fahnestock
1998            300,000   350,000      9,950   0  150,000          0    5,265
1997            300,000     -         11,990   0        0    908,000    6,050
1996            300,000   400,000     10,400   0        0    386,694    6,730

Robert Neuhoff,
Executive Vice
President of
Fahnestock
1998            230,000    87,500         0    0         0        0     5,265
1997            230,000   175,000         0    0         0        0     6,050
1996            230,000   175,000         0    0         0        0     6,730

Robert Sablowsky, (1)
Executive Vice
President of
Fahnestock
1998            200,000   210,000    200,710   0         0         0    5,265
1997            200,000    10,000    193,173   0     20,000        0    6,050
1996             41,025     2,061      8,785   0     20,000        0        0

Eric Shames
Secretary of
Fahnestock
1998            187,500     50,000         0   0     15,000         0   5,265
1997            150,000     75,000         0   0          0         0   6,050
1996            150,000     75,000         0   0     15,000         0   6,595

Robert Maimone
Senior Vice
President of
Fahnestock
1998             135,000    50,000         0   0          0          0  5,265
1997             135,000    75,000         0   0          0          0  6,050
1996             135,000    75,000         0   0      25,000         0  6,730

(1) Mr. Sablowsky joined Fahnestock on October 18, 1996.

OTHER ANNUAL COMPENSATION - For Mr. Lowenthal, includes Directors Fees of Cdn$10,000 per year plus Cdn$600 per meeting attended and which were converted to $US at the average rate prevailing during the year and for Mr. Sablowsky, includes commissions earned on his retail business.
RSA - RESTRICTED STOCK AWARDS - The Company does not have a plan for granting restricted stock awards.
LTIP PAYOUTS - See discussion under "Performance-Based Compensation Agreement" and "Stock Appreciation Agreement", described herein. LTIP payouts are paid in January following the year for which they were accrued.
ALL OTHER COMPENSATION - This represents Company contributions to the 401(k) Plan.


OPTION EXERCISES AND YEAR-END VALUE TABLE
                                              # of shares     $ Year end value
                                              underlying        of unexercised
                                              unexercised         in-the-money
                   Shares                     options/SARs             options
                   acquired on    Value       exercisable/        exercisable/
Name               exercise       realized    unexercisable      unexercisable

A.G. Lowenthal      150,000    $1,852,000    150,000/150,000      $1,426,500/0
R. Neuhoff                0             0     25,000/0              $237,750/0
R. Sablowsky              0             0          0/40,000          0/$62,500
E. Shames                 0             0      3,750/26,250     $26,062/78,188
R. Maimone                0             0      6,250/18,750    $43,438/130,312


Details of number of shares and value of exercisable and
unexercisable options are as follows:
These options are exercisable in $CDN and have been converted at the exchange rate as at December 31, 1998.
                    # of     Option   Price at   Value        Total
Name                shares   price    Dec.31/98  per share    value

A.G. Lowenthal
-exercisable      150,000    $7.99    $17.50   $9.51         $1,426,500
-unexercisable    150,000    $17.875  $17.50    n/a           n/a

R. Neuhoff
-exercisable       25,000    $7.99    $17.50    $9.51         $237,750
-unexercisable          0                                     n/a

R. Sablowsky
-exercisable            0                                      n/a
-unexercisable     20,000    $14.375   $17.50    $3.125        $62,500
-unexercisable     20,000    $20.875   $17.50     n/a          n/a

E. Shames
-exercisable        3,750    $10.55    $17.50    $6.95         $26,062
-unexercisable     11,250    $10.55    $17.50    $6.95         $78,188
-unexercisable     15,000    $17.875   $17.50    n/a           n/a

R. Maimone
-exercisable        6,250    $10.55    $17.50    $6.95         $43,438
-unexercisable     18,750    $10.55    $17.50    $6.95         $130,312


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1998.

Date of Grant      Name            # shares  Price of Option   Expiration date

January 29, 1998   A.G. Lowenthal   150,000    $17.875     January 28, 2003
January 29, 1998   Eric Shames       15,000    $17.875     January 28, 2003

Pension Plan
Fahnestock has no pension plans for its officers and employees other than a savings plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which the Company may make an annual cash contribution based on compensation for each employee. Should participants in the plan elect to receive their employer contribution in the form of Class A Shares, the Company may make an additional contribution of Class A Shares equal in market value to 15% of the purchase price of the Class A Shares. On January 10, 1996, with respect to the 1995 fiscal year, the Company issued 113,000 Class A Shares from Treasury at Cdn.$12.24 (US$8.85) per share to the Company's 401(k) plan. On January 14, 1997, with respect to the
1996 fiscal year, the Company issued 70,000 Class A Shares from
Treasury at U.S.$14.375 per share to the Company's 401(k) plan. On January 14, 1998, with respect to the 1997 fiscal year, the Company issued 42,000 Class A Shares from Treasury at U.S.$17.6875 per share to the Company's 401(k) plan. On January 14, 1999, with respect to the 1998 fiscal year, the Company issued 56,000 Class A Shares from Treasury at U.S. $15.875 per shares to the Company's
401(k) plan.

FOM has a savings plan qualified under Section 401(k) of the Internal Revenue Code pursuant to which FOM makes regular defined cash contributions based on the Plan document. In addition, FOM sponsors an unfunded Supplemental Executive Retirement
Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits.

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

The Performance Goal established in March 1997 resulted in
$908,000 payable to Mr. Lowenthal for fiscal 1997 based on the following formula: (a) 3% of the excess of the Company's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31, 1996), up to a 25% Return on Equity; (b) plus 4% of the excess of the Company's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December 31, 1996). The Stock Appreciation Amount was set in March 1997 at 150,000 shares and resulted in $456,000 payable to Mr. Lowenthal for fiscal 1997. Mr. Lowenthal and the Company agreed to accept the amount payable under the Performance Goal, which was less than the formula required, as the full performance-based compensation for fiscal 1997. The Performance Goal established in March 1998 resulted in nil being payable to Mr. Lowenthal for fiscal 1998.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a) The following table sets forth information as of December 31, 1998 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.


Title of Class  Identity of Person or Group
                Mailing Address              Amount Owned    Percent of Class
Class B         A.G. Lowenthal
                c/o Fahnestock & Co. Inc.
                125 Broad St
                New York, NY 10004            50,484  (1)     50.6%


                O. Roberts
                c/o Fahnestock Viner Holdings Inc.
                Suite 1110, Box 2015
                20 Eglinton Ave. W.
                Toronto, Canada M4R 1K8        44,309 (2)      44.4%
________________________________________
1. All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr. Lowenthal who is Chairman of the Company.
2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") which is wholly-owned by Mrs. Roberts.

(b) The following table sets forth information as of December 31, 1998 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them.

Title of Class   Identity of Person
                 or Group              Amount Owned           Percent of Class
Class A Shares   A.G. Lowenthal       2,462,500 (1), (2)         20.2%
                 E.K. Roberts           149,494 (4)               1.2%
                 A.W. Oughtred              500                   *
                 J.L. Bitove             25,580                   0.2%
                 R. Crystal              16,750 (5)               0.1%
                 K.W. McArthur           35,000                   0.3%
                 B. Winberg                 700                   *
                 Officers and Directors
                 as a group
                 (7 members)           2,690,524 (1),(2),(4),(5)  21.9%

Class B Shares   A.G. Lowenthal           50,484 (3)              50.6%
                 E.K. Roberts                108                   0.1%
                 A.W. Oughtred                 0
                 J.L. Bitove                  20                   *
                 R. Crystal                    0
                 K.W. McArthur                 0
                 B. Winberg                    0
                 Officers and Directors
                 as a group
                 (7 members)              50,612                  50.8%
_____________________________________
(1)  Mr. Lowenthal is the sole general partner of Phase II Financial
L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,150,900 Class A Shares. Mr. Lowenthal holds
10,250 Class A Shares through the Company's 401(k) plan and
151,350 Class A Shares directly.
(2) 150,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ISO and ESO.
(3)  Phase II, an Ontario corporation wholly-owned by Mr.
Lowenthal, is the holder of record of all such shares.
(4)  75,000 Class A Shares are beneficially owned in respect of Class
A Shares currently issuable upon exercise of options issued under the Company's ESO.
(5)  16,250 Class A Shares are beneficially owned in respect of Class
A Shares currently issuable upon exercise of options issued under the Company's ESO.

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

During the last three years Albert G. Lowenthal and Phase II L.P.
have maintained margin accounts with Fahnestock. Such margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The maximum amount of borrowings outstanding during 1998 was $266,000 (nil and $178,000 in 1997 and 1996, respectively). Mr. Robert Neuhoff also maintains a margin account with Fahnestock. The maximum borrowings outstanding during 1998 was $984,000 ($876,000 and $427,000 in 1997 and 1996, respectively).


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

(b)          Reports on Form 8-K

The Company filed a Form 8-K on December 11, 1998. The
Company issued an earnings alert as a result of trading losses sustained in October and November 1998.

 (c)          Exhibits

             See the Exhibit Index included hereinafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the ?
day of March, 1999.

FAHNESTOCK VINER HOLDINGS INC.


BY:/s/E.K. Roberts
E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature               Title                               Date

/s/J.L. Bitove          Director                            March 26, 1999
J.L. Bitove

/s/R. Crystal           Director                            March 26, 1999
R. Crystal

/s/A.G. Lowenthal       Chairman, Chief Executive           March 26, 1999
A.G. Lowenthal          Officer, Director

/s/K.W. McArthur        Director                            March 26, 1999
K.W. McArthur

/s/A.W. Oughtred        Secretary, Director                 March 26, 1999
A.W. Oughtred

/s/E.K. Roberts         President, Treasurer,               March 26, 1999
E.K. Roberts            Chief Financial Officer,
                        Director

/s/ B. Winberg          Director                            March 26, 1999
B. Winberg


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FAHNESTOCK VINER HOLDINGS INC.

Management's Responsibility for Consolidated Financial Statements      F-1
Report of Independent Accountants                                      F-2
Consolidated Balance Sheet as of December 31, 1998 and 1997            F-3
Consolidated Statement of Operations for the three years ended
  December 31, 1998, 1997 and 1996                                     F-4
Consolidated Statement of Retained Earnings for the three years
  ended December 31, 1998, 1997 and 1996                               F-5
Consolidated Statement of Cash Flows for the three years ended
  December 31, 1998, 1997 and 1996                                     F-6
Notes to Consolidated Financial Statements                             F-7



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

PricewaterhouseCoopers LLP, the Company's independent auditors, conduct an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

The Board of Directors is responsible for ensuring that management fulfils its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, a majority of whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent auditors to review the internal controls, consolidated financial statements, and the auditors' report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.
	Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal                      /s/E.K. Roberts
A.G. Lowenthal                         E.K. Roberts
Chairman of the Board                  President and Treasurer
and Chief Executive Officer

February 26, 1999
F-1


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, retained earnings, and cash flows present fairly, in all material respects, the financial position of Fahnestock Viner Holdings Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers  LLP

New York, New York
February 26, 1999.
F-2


                        FAHNESTOCK VINER HOLDINGS INC.
                         CONSOLIDATED BALANCE SHEET
                              AS AT DECEMBER 31,
                                                           1998          1997
Expressed in thousands of U.S. dollars

ASSETS
Current assets
  Cash and short-term deposits                          $11,501       $10,784
  Restricted deposits (note 2)                            2,312         1,537
  Securities purchased under agreement to resell         12,174           -
  Deposits with clearing organizations                    7,072         4,734
  Receivable from brokers and clearing
    organizations (note 1)                              167,018       359,205
  Receivable from customers                             334,664       350,807
  Securities owned, at market value (notes 3 and 5)      88,579        63,262
  Demand notes receivable                                    30            30
  Other                                                  26,912        27,945

                                                        650,262       818,304
Other assets
  Stock exchange seats (approximate market value
     $4798; $5,592 in 1997)                               1,507         1,542
  Fixed assets, net of accumulated depreciation of
     $8,896; $6,490 in 1997                               9,286         9,128
  Goodwill, at amortized cost                             5,708         6,172

                                                         16,500        16,842

                                                       $666,763      $835,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                        $22,734       $18,507
  Bank call loans (note 5)                               42,217        23,755
  Securities sold under agreement to repurchase             664           -
  Payable to brokers and clearing
    organizations (note 1)                              235,029       422,173
  Payable to customers                                  115,878       117,033
  Securities sold, but not yet purchased,
    at market value (note 3)                             41,104        31,090
  Accounts payable and other liabilities                 40,119        45,571
  Income taxes payable                                    2,665        16,052
  Subordinated loans payable (note 4)                        30            30

                                                        500,440       674,211

Commitments and contingencies (note 10)

Shareholders' equity
  Share capital (note 6)
  12,241,269 Class A non-voting shares
    (1997 - 12,408,760 shares)                            36,392       40,783
  99,680 Class B voting shares                               133          133

                                                          36,525       40,916
  Contributed capital (note 7)                             2,196        1,333
  Retained earnings                                      127,602      118,686

                                                         166,323      160,935

                                                        $666,763     $835,146

The accompanying notes are an integral part of these consolidated financial statements.
F-3


                      FAHNESTOCK VINER HOLDINGS INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31,
                                                1998        1997         1996
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
  Commissions                               $114,889     $103,323     $73,992
  Principal transactions, net                 32,727       65,972      80,508
  Interest                                    42,028       40,123      32,981
  Underwriting fees                           12,655       11,042       8,672
  Advisory fees                               21,742       15,808      14,189
  Other                                        8,740        5,890       3,646

                                             232,781      242,158     213,988

EXPENSES:
  Compensation and related expenses          130,064      119,785     102,059
  Clearing and exchange fees                   8,634        9,118       7,262
  Communications                              20,930       17,879      15,002
  Occupancy costs                             13,246       11,025      10,176
  Interest                                    21,831       20,161      16,311
  Other                                       16,353       17,706       9,276

                                             211,058      195,674     160,086

Profit before income taxes                    21,723       46,484      53,902
Income tax provision (note 8)                  9,276       19,753      23,623

NET PROFIT FOR YEAR                          $12,447      $26,731     $30,279

Profit per share (note 9)
          - basic                            $0.99        $2.14       $2.46
          - diluted                          $0.96        $2.08       $2.41

The accompanying notes are an integral part of these consolidated financial statements.
F-4


                    FAHNESTOCK VINER HOLDINGS INC.
             CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                  FOR THE YEAR ENDED DECEMBER 31,
                                                 1998       1997         1996
Expressed in thousands of U.S. dollars

Retained earnings, beginning of the year      $118,686    $94,957     $68,974
Net profit for the year                         12,447     26,731      30,279
Dividends                                       (3,531)    (3,002)     (4,296)

Retained earnings, end of the year            $127,602   $118,686     $94,957

The accompanying notes are an integral part of these consolidated financial statements.
F-5

                   FAHNESTOCK VINER HOLDINGS INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31,
                                               1998         1997         1996
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the year                     $12,447       $26,731     $30,279
Adjustments to reconcile net profit to
   net cash provided
   by (used in) operating activities:
   Non-cash items included in net profit:
      Depreciation and amortization           2,905        1,357          955
   Decrease (increase) in operating assets,
      net of effects of acquisition of First
      of Michigan Capital Corporation:
      Restricted deposits                      (775)         365         (660)
      Securities purchased under agreement
        to resell                           (12,174)         -            -
      Deposits with clearing organizations   (2,338)      (1,033)         (35)
      Receivable from brokers and clearing
        organizations                       192,187     (165,787)     117,067
      Receivable from customers              16,143          556      (12,958)
      Securities owned                      (25,317)     (17,693)      (4,742)
      Other assets                            1,033      (13,919)       4,574
   Increase (decrease) in operating
      liabilities net of effects of
      acquisition of First of Michigan
      Capital Corporation:
      Drafts payable                         4,227         6,069       (4,382)
      Securities sold under agreement
        to repurchase                          664           -            -
      Payable to brokers and clearing
        organizations                     (187,144)      226,095     (125,878
      Payable to customers                  (1,155)        5,055       12,386
      Securities sold, but not
        yet purchased                       10,014        (2,024)       6,816
      Accounts payable and other
        liabilities                         (5,452)        3,010        5,739
      Income taxes payable                 (13,387)        3,708        2,697

Cash (used in) provided by
   operating activities                     (8,122)       72,490       31,858

Cash flows from investing activities:
     Purchase of First of Michigan Capital
       Corporation, net
       of cash acquired (note 12)              -         (34,340)         -
     Proceeds from sale of exchange seat       -           1,358          -
     Purchase of fixed assets               (2,564)       (5,152)        (995)

Cash (used in) investing activities         (2,564)      (38,134)        (995)

Cash flows from financing activities:
     Cash dividends paid on Class A
       non-voting and Class B shares        (3,531)       (3,002)      (4,296)
     Issuance of Class A non-voting shares   1,899         1,577        2,175
     Repurchase of Class A non-voting
       shares for cancellation              (6,290)         (482)         -
     Tax benefit from employee options
       exercised                               863           234          314
     Increase (decrease) in bank
       call loans                           18,462       (31,262)     (29,400)

Cash provided by (used in)
  financing activities                      11,403       (32,935)     (31,207)

Net increase (decrease) in cash
  and short-term deposits                      717         1,421         (344)
Cash and short-term deposits,
  beginning of year                         10,784         9,363        9,707

Cash and short-term deposits,
  end of year                              $11,501       $10,784       $9,363

The accompanying notes are an integral part of these consolidated financial statements.
F-6

                  FAHNESTOCK VINER HOLDINGS INC.
            Notes to Consolidated Financial Statements
                  (Expressed  in U.S. dollars)
                        December 31, 1998

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

	Fahnestock & Co. Inc.               - broker/dealer in securities
	Freedom Investments, Inc.           - discount broker in securities
	Hudson Capital Advisors, Inc.       - investment advisory services
	First of Michigan Corporation       - broker/dealer in securities
                                       (until December 31, 1998)

Significant inter-company balances and transactions have been eliminated upon consolidation.

(b) Brokerage operations
Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customers' securities and commodities transactions are reported on a settlement date basis which is generally three business days. Related commission income and expense is recorded on a trade date basis. Securities owned and securities sold but not yet purchased are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in net trading revenues in the year in which the change occurs. Other financial instruments are carried at fair value or amounts that approximate fair value.
F-7

(c) Cash and cash equivalents
The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $138,279,000 (1997-
$299,938,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $226,763,000 (1997-$411,089,000).
F-8

(j) Resale and repurchase agreements
Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and recorded at their contractual resale or repurchase amounts plus accrued interest.

The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under reverse repurchase agreements. Collateral is valued daily, and adjusted when appropriate.

(k) Segment Reporting
In 1998 the Company adopted Statement of Financial Accounting
Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supercedes FAS 14, Financial
Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.
FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 16).

2. Restricted deposits
Deposits of $2,312,000 (1997-$1,537,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

3. Securities owned and sold, but not yet purchased (at market value)

                                                     1998              1997
Securities owned consist of:
Corporate equities                            $26,580,000        $28,309,000
Corporate debt                                 18,905,000         13,264,000
U.S. government and agency and state
  and municipal government obligations         26,098,000         10,029,000
Options                                           138,000            -
Money market funds                             16,858,000         11,660,000

                                              $88,579,000        $63,262,000

Securities sold, but not yet purchased consist of:
Corporate equities                            $21,129,000        $26,706,000
Corporate debt                                  4,376,000          3,266,000
U.S. government and agency and state
  and municipal government obligations         15,599,000          1,118,000

                                              $41,104,000        $31,090,000
F-9

4. Subordinated loans payable
                                                     1998               1997
Due in 1999 at 5.5%                               $30,000           	$30,000

5. Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 6.375% at December 31, 1998. These loans, collateralized by firm and customer securities with market values of approximately $63,916,000 and $40,935,000, respectively, are primarily with one money center bank. Details of the bank call loans are as follows:

December 31,                       1998           1997           1996

Year-end balance                   $42,217,000    $23,755,000    $11,800,000
Weighted interest rate
  (at end of year)                 6.03%          6.31%          6.34%
Maximum balance
  (at any month end)               $56,432,000    $45,650,000    $23,150,000
Average amount outstanding
  (during the year)  (1)           $27,246,000    $23,779,000    $10,867,000
Weighted average interest rate
  (during the year) (2)            4.30%          4.16%          5.97%

(1)	The average amount outstanding during the year was
computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2)	The weighted average interest rate during the year was
computed by dividing the actual interest 	expense by the
average bank call loans outstanding at the end of each month.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 1998, 1997, and 1996 was $16,643,000,
$21,449,000 and $17,721,000, respectively.

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

The Company's issued and outstanding share capital is as follows
(no first preference shares have been issued):

                                           1998          1997           1996
12,241,269 (12,408,760 in 1997 and
  12,265,760 in 1996) Class A
  non-voting shares                 $36,392,000    $40,783,000    $39,688,000
99,680 Class B voting shares            133,000        133,000        133,000

                                    $36,525,000    $40,916,000    $39,821,000
F-10

The Company has outstanding options with certain employees to purchase a total of 1,266,110 Class A non-voting shares as follows:

Date of GrantNumber of SharesOption PriceExpiration Date
January 28, 1994    100,000    Cdn. $12.50      February 28, 1999
March 1, 1994       250,000    Cdn. $12.25      February 28, 1999
June 6, 1994         55,000    Cdn. $9.00       June 5, 1999
January 2, 1996      20,000    Cdn. $12.625     January 1, 2001
May 29, 1996        137,750    Cdn. $15.70      May 28, 2001
July 16, 1996       112,500    Cdn. $15.75      July 15, 2001
December 16, 1996     1,000    U.S. $14.375     December 15, 2001
December 31, 1996     5,000    Cdn. $19.80      December 31, 2001
January 7, 1997     78,820     U.S. $14.50      January 6, 2002
February 26, 1997   75,000     Cdn. $23.90      February 26, 2002
October 20, 1997    20,000     U.S. $20.875     October 19, 2002
December 23, 1997    5,000     U.S. $17.75      December 22, 2002
January 8, 1998    144,540     U.S. $18.00      January 7, 2003
January 29, 1998   185,000     U.S. $17.875     January 28, 2003
April 21, 1998      45,500     U.S. $21.50      April 20, 2003
October 20, 1998    11,000     U.S. $14.25      October 19, 2003

During 1998, options to purchase 206,000 Class A non-voting shares (100,000 in 1997 and 212,350 in 1996) were exercised for cash totaling $1,156,000 ($571,000 in 1997 and $1,175,000 in 1996). The
number of options vested at December 31, 1998 was 376,500
(335,000 in 1997 and 223,750 in 1996). The authorized number of Class A non-voting shares that may be made subject to options under the Company's employee stock option plans is 2,100,000.

The Company issued Class A non-voting shares from Treasury to the Company's 401(k) plan as follows:
                                             Issue price   Total
Year   Number of shares  Date of issue       per share     consideration paid
1996   70,000            January 14, 1997    $14.375       $1,006,000
1997   42,000            January 14, 1998    $17.6875      $743,000
1998   56,000            January 12, 1999    $17.875       $889,000

In 1998, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows (U.S. $0.24 in 1997):

Dividend
per share    Record Date        Payment Date

US$0.07      February 6, 1998   February 20, 1998
US$0.07      May 8, 1998        May 22, 1998
US$0.07      August 7, 1998     August 21, 1998
US$0.07      November 6, 1998   November 20, 1998

F-11

The Company may purchase up to 790,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock
Exchange. During the year ended December 31, 1998, the Company purchased 17,000 Class A non-voting shares for a total consideration of $299,000 under a Normal Course Issuer Bid which expired on July 1, 1998 and 398,500 Class A non-voting shares for a total consideration of $5,991,000 under the currently effective Normal Course Issuer Bid (27,000 shares for $482,000 in 1997 and nil in 1996). Unless terminated earlier by the Company, it may continue to purchase shares up to July 2, 1999.

7. Contributed capital
Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised.

8. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

                                           1998           1997           1996

Profit before income tax            $21,723,000    $46,484,000    $53,902,000

U.S. federal tax at 35%             $ 7,589,000    $16,289,000    $18,876,000
Canadian tax at 44%                      17,000        (25,000)       (13,000)
Combined state and local tax          2,877,000      6,558,000      7,378,000

Income taxes before under-noted      10,483,000     22,822,000     26,241,000
Tax effect of non-taxable interest
  and dividends                        (244,000)       (88,000)      (271,000)
Tax effect of deductible state and
  local taxes and other differences
  between accounting and
  taxable income                       (963,000)    (2,981,000)    (2,347,000)

Income taxes                         $9,276,000    $19,753,000    $23,623,000

Profit before income tax provision
Canadian operations                 $    39,000    $   (56,000)   $   (29,000)
U.S. operations                     $21,684,000    $46,540,000    $53,931,000

The current U.S. income tax provision in 1998 is $9,276,000
($19,753,000 in 1997 and $23,623,000 in 1996).  The current
Canadian income tax provision in 1998 is $39,000 (nil in 1997 and 1996).

Aggregate deferred tax assets, which relate primarily to fixed assets and non-deductible expenses, are included in other assets and amounted to approximately $1,445,000.

On a cash basis, the Company paid income taxes for the years ended December 31, 1998, 1997 and 1996 in the amounts of $21,170,000,
$15,588,000 and $19,467,000, respectively.
F-12

9. Profit per share

                                             1998          1997          1996
Basic weighted average number of
  shares outstanding                   12,575,905    12,494,054    12,296,197
Net effect, treasury stock method         365,412       383,887       287,039

Diluted common shares                  12,941,317    12,877,941    12,583,236

Net profit                            $12,447,000   $26,731,000   $30,279,000

Basic profit per share                      $0.99         $2.14         $2.46
Diluted profit per share                    $0.96         $2.08         $2.41

Statement of Financial Accounting Standards No.128 - Earnings Per Share ("FAS 128") requires a change in the method of calculation for both primary and fully-diluted earnings per share for periods ended after December 15, 1997. Earnings per share for the years ended December 31, 1997 and 1996 have been restated to comply with FAS 128.

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

The unaudited proforma results if compensation expense for the Company's 1998 grants for stock compensation had been determined in accordance with SFAS 123 are as follows:


                    December 31, 1998   December 31, 1997   December 31, 1996
                    As                  As                  As
                    Reported  Proforma  Reported  Proforma  Reported  Proforma
(000s omitted)
Net profit          $12,447   $11,857   $26,731   $26,406   $30,279   $30,117
Basic profit
  per share         $0.99     $0.94     $2.14     $2.11     $2.46     $2.45
Diluted profit
  per share         $0.96     $0.92     $2.08     $2.05     $2.41     $2.39

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 1998: risk-free interest rates ranging from 4.02% to 5.63% (5.68% to 6.37% in 1997 and 5.41%
to 6.66% in 1996), expected dividend yield of 1.4%, expected life of 5 years and expected volatility ranging from 24% to 30% (28% to 33% in 1997 and 25% in 1996). The weighted average fair value of options granted during 1998 was $1,747,000 ($1,054,000 in 1997 and $958,000 in 1996). The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.
F-13

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

10. Commitments and contingencies
(a) The Company and its subsidiaries are obligated under lease agreements expiring at various dates through 2013 to pay the following future minimum rentals:

1999                   $6,386,000
2000                    5,727,000
2001                    4,998,000
2002                    4,068,000
2003 and thereafter    25,016,000
Total                 $46,195,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 1998, 1997 and 1996 was $8,226,000, $6,689,000 and $5,566,000,
respectively.

(c) The Company, through its subsidiaries, maintains contribution based retirement plans covering substantially all full-time U.S.
employees. The Fahnestock plan provides that the Company may make discretionary contributions.

The FOM plan contributions are made in accordance with the terms of the Plan document. FOM also sponsors an unfunded Supplemental Executive Retirement Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $2,450,000 at December 31, 1998.

The Company made contributions to the plans of $2,344,000, $2,207,000 and $1,922,000 in 1998, 1997 and 1996, respectively.

(d) At December 31, 1998, the Company has collateralized and uncollateralized letters of credit for $47,000,000. Collateral for these letters of credit include marketable securities of approximately
$53,000,000, pledged to two financial institutions. No amounts have been drawn on the letters of credit at December 31, 1998.

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

(f) The Company's principal subsidiaries, Fahnestock and FOM , are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 1998, Fahnestock had net capital of $97,958,000 which was $89,925,000 in excess of the $8,033,000 required to be maintained at that date. FOM computes its net capital under the basic formula as provided by the Rule. At December 31, 1998, FOM had net capital of $9,969,000 which was $9,719,000 in excess of the $250,000 required to be maintained at that date.
F-14

11. Comparative figures
Certain 1996 figures have been reclassified in order to conform with the financial statement presentation adopted for 1997.

12. Acquisitions
On July 17, 1997, a subsidiary of the Company acquired approximately 99.4% of the outstanding common stock of First of Michigan Capital Corporation by way of a tender offer for cash consideration. On July 31, 1997, the Company acquired the remaining outstanding shares. The total purchase price was $37,609,000. The acquisition was accounted for by the purchase method as follows:

 Cash                                              $3,269,000
 Receivable from brokers and others, net           69,885,000
 Fixed assets                                       3,140,000
 Assets subsequently sold                             264,000
 Other assets                                      11,713,000

                                                   88,271,000
 Deduct:
 Loans and notes payable                          (43,217,000)
 Other liabilities                                (12,990,000)

 Fair value of assets acquired                     32,064,000
 Purchase price paid                               37,609,000
 Excess of cost over fair value allocated
    to goodwill                                    $5,545,000

13. Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis to minimize the risk of loss.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending.
At December 31, 1998, approximately $104,211,000 of customer securities are pledged as collateral for securities lending activities. Included in receivable from brokers and clearing organizations are receivables from five major broker-dealers totaling $70,171,000.
F-15

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

As part of its trading strategy, the Company uses derivative financial instruments. Principal transactions revenue, including derivatives, for the year ended December 31, 1998 included revenue from trading equities of $14,617,000 ($53,828,000 in 1997) and revenue from trading fixed income securities of $18,110,000 ($12,144,000 in 1997).

Futures contracts, comprised mainly of stock index futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 1998, the Company had open contracts to sell stock index futures contracts with notional values of approximately $18,682,000 ($19,582,000 in 1997). The fair value of these derivative financial instruments included in brokers and clearing organizations at December 31, 1998 was approximately $1,012,000
($71,125 in 1997), and the monthly average fair values of the instruments during the year were assets of $738,000 and liabilities of $265,000 (assets of $133,000 and liabilities of $379,000 in 1997).

Cash is deposited to satisfy initial margin requirements for open futures contracts and is included in receivable from brokers and clearing organizations with any gain or loss from the unsettled futures transactions.

At December 31, 1998 the Company had outstanding commitments to buy and sell of $2,280,000 and $5,000,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

14.  Impact of Recently Issued Accounting Standards
The Company has adopted Statement of Financial Accounting
Standards No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" and No. 131,
"Disclosures about Segments of an Enterprise and Related
Information".

New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

15. Related Party Transactions
The Company has retention notes and accounts receivable for employees, net, of approximately $3,447,000 at December 31, 1998. These amounts will be forgiven over a three year period from the initial date of the loan and are contingent on their continued employment with the Company. The unamortized potion of the notes become due on demand in the event the employee departs during the three year period.
F-16

16. Segment Information
The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company's segments are: Retail Branches which includes all business generated by the Company's 73 branches, including commission and fee income earned on client transactions; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; Interest which is derived from client margin accounts, stock loan activities and financing activities; and Asset Management which includes fees from money market funds and the investment management services of Hudson Capital and Fahnestock's asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported operating income of the Company for the year ended December 31, 1998. The Company's business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.


Year ended December 31,199819971996
Revenue:
   Retail Branches                $138,862,000    $116,173,000    $96,199,000
   Capital Markets                  38,153,000      74,728,000     73,765,000
   Asset Management                 11,740,000      10,031,000     11,535,000
   Interest                         38,810,000      38,917,000     31,414,000
   Other                             5,216,000       2,309,000      1,075,000
Total                             $232,781,000    $242,158,000   $213,988,000

Operating Income:
   Retail Branches                  $3,579,000      $1,712,000       $972,000
   Capital Markets                  (5,530,000)     19,425,000     27,734,000
   Asset Management                  7,361,000       6,282,000      4,971,000
   Interest                         17,078,000      16,552,000     13,942,000
   Other                              (765,000)      2,513,000      6,283,000
Total                              $21,723,000     $46,484,000    $53,902,000


16. Subsequent event
On January 1, 1999, Fahnestock purchased the operating assets of FOM at carrying value and hired all of its personnel. FOM is now operating as a division of Fahnestock.

On January 28, 1999, a cash dividend of U.S.$0.07 per share
(totaling $893,000) was declared payable on February 26, 1999 to holders of Class A non-voting and Class B shares of record on February 12, 1999.
F-17


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

10(g)
Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan
Amendment No. 1 dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

10(h)
Lease document for the premises at 125 Broad Street, New York,
NY dated May 27, 1997 between NY Broad Holdings, Inc. and
Fahnestock & Co. Inc. (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

10(i)
Lease document for the premises at 300 River Place, Detroit, MI dated February 28, 1997 between The Stroh Companies, Inc. and
First of Michigan Corporation (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

10(j)
Stock Appreciation Agreement between Fahnestock & Co. Inc. and
Albert G. Lowenthal dated February 15, 1995 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

10(k)
Performance-Based Compensation Agreement between Fahnestock
Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997
(previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

10(l)
Securities Purchase Agreement dated June 11, 1997, between 1888
Limited Partnership and  DST Systems Inc. and Purchaser
(previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997)

21
Subsidiaries of the registrant (filed herewith) *

27
Financial Data Schedules, as required by Item 601(c)(2)(1) of
Regulations S-K and S-B (filed herewith)  *

E-1