Form 10-Q
period 1999-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 1999-04-29
CIK 791963

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.   20549

                         FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended   March 31, 1999
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

Commission File Number: 1-12043

               FAHNESTOCK VINER HOLDINGS INC.
  (Exact name of registrant as specified in its charter)

Ontario, Canada                           98-0080034
State or jurisdiction of                  (I.R.S. Employer
incorporation or organization              Identification No.)

                 P.O. Box 2015, Suite 1110
                 20 Eglinton Avenue West
                 Toronto, Ontario, Canada   M4R 1K8
            (Address of principal  executive offices)
                         (Zip Code)

                       416-322-1515
    (Registrant's telephone number, including area code)

Not applicable
(Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on April 21, 1999 was 12,241,269 and 99,680 shares, respectively.



                    FAHNESTOCK VINER HOLDINGS INC.
                                INDEX

                                                  							Page No.
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)
            Consolidated Balance Sheet                     2
            as of March 31, 1999
            and December 31, 1998

            Consolidated Statement of Operations           4
            for the three months ended
            March 31, 1999 and 1998

           Consolidated Statement of Cash Flows            5
           for the three months ended
           March 31, 1999 and 1998

           Notes to Consolidated Financial                 6
           Statements

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                   7

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                              10

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                              12

Item 2.   	Changes in Securities and Use of Proceeds      12

Item 3.    Defaults Upon Senior Securities                12

Item 4.    Submission of Matters to a
           Vote of Security-Holders                       12

Item 5.   	Other Information                              12

Item 6.    Exhibits and Reports on Form 8-K               12

           SIGNATURES                                     13


                     FAHNESTOCK VINER HOLDINGS INC.
                      CONSOLIDATED BALANCE SHEET
                              unaudited
                                                     March 31,    December 31,
                                                         1999            1998
Expressed in thousands of U.S. dollars

ASSETS
Current assets
  Cash and short-term deposits                          $10,270       $11,501
  Restricted deposits                                     2,302         2,312
  Securities purchased under agreement to resell          6,191        12,174
  Deposits with clearing organizations                    4,950         7,072
  Receivable from brokers and clearing organizations    227,868       167,018
  Receivable from customers                             397,781       334,664
  Securities owned, at market value                     110,549        88,579
  Demand notes receivable                                    30            30
  Other                                                  18,716        26,912

                                                        778,657       650,262
Other assets
  Stock exchange seats (approximate market value
     $7,096; $4,798 in 1998)                              1,498         1,507
  Fixed assets, net of accumulated depreciation of
     $9,580; $8,896 in 1998                               9,041         9,286
  Goodwill, at amortized cost                             5,592         5,708

                                                         16,131        16,501

                                                       $794,788      $666,763

The accompanying notes are an integral part of these condensed financial statements.


                      FAHNESTOCK VINER HOLDINGS INC.
                       CONSOLIDATED BALANCE SHEET
                                unaudited
                                                      March 31,   December 31,
                                                          1999           1998
Expressed in thousands of U.S. dollars

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                        $11,824       $22,734
  Bank call loans                                        21,515        42,217
  Securities sold under agreement to repurchase          22,400           664
  Payable to brokers and clearing organizations         375,987       235,029
  Payable to customers                                  107,154       115,878
  Securities sold, but not yet purchased,
    at market value                                      39,526        41,104
  Accounts payable and other liabilities                 39,802        40,119
  Income taxes payable                                    4,620         2,665
  Subordinated loans payable                                 30            30

                                                        622,858       500,440

Shareholders' equity
  Share capital
     12,398,319 Class A non-voting shares
          (1998 - 12,241,269 shares)                     36,637        36,392
      99,680 Class B voting shares                          133           133

                                                         36,770        36,525
     Contributed capital                                  3,105         2,196
     Retained earnings                                  132,055       127,602

                                                        171,930       166,323

                                                       $794,788      $666,763

The accompanying notes are an integral part of these condensed financial statements.



                     FAHNESTOCK VINER HOLDINGS INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31,
                              unaudited
                                                           1999          1998
Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                                           $29,273       $29,401
  Principal transactions, net                            14,803        19,229
  Interest                                                9,196        10,983
  Underwriting fees                                       2,916         2,317
  Advisory fees                                           6,499         5,762
  Other                                                   1,264         1,507

                                                         63,951        69,199

EXPENSES:
  Compensation and related expenses                      33,994        36,393
  Clearing and exchange fees                              2,180         2,118
  Communications                                          5,328         5,264
  Occupancy costs                                         3,007         3,040
  Interest                                                4,635         6,217
  Other                                                   4,815         3,978

                                                         53,959        57,010

Profit before income taxes                                9,992        12,189
Income tax provision                                      4,647         5,156

NET PROFIT FOR PERIOD                                    $5,345        $7,033

Profit per share (Note 2)
          - basic                                         $0.43         $0.56
          - diluted                                       $0.42         $0.54


The accompanying notes are an integral part of these condensed financial statements.



                     FAHNESTOCK VINER HOLDINGS
               CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31,
                            unaudited
                                                           1999          1998
Expressed in thousands of U.S. dollars

Cash flows from operating activities:
Net profit for the period                                $5,345        $7,033
Adjustments to reconcile net profit to net cash
   provided by (used in) operating activities:
   Non-cash items included in net profit:
       Depreciation and amortization                        809           658
   Decrease (increase) in operating assets,
       Restricted deposits                                   10          (182)
       Securities purchased under agreements to resell    5,983           -
       Deposits with clearing organizations               2,122         1,431
       Receivable from brokers and clearing
         organizations                                  (60,850)       10,285
       Receivable from customers                        (63,117)       (1,747)
       Securities owned                                 (21,970)      (18,977)
       Other assets                                       8,196        12,150
 Increase (decrease) in operating liabilities,
        Drafts payable                                  (10,910)        1,428
        Securities sold under agreement to repurchase    21,736           -
        Payable to brokers and clearing organizations   140,958       (19,225)
        Payable to customers                             (8,724)       (3,733)
        Securities sold, but not yet purchased           (1,578)       18,976
        Accounts payable and other liabilities             (317)         (872)
        Income taxes payable                              1,955       (10,661)
Cash provided by (used in) operating activities          19,648        (3,436)

Cash flows from investing activities:
    Purchase of fixed assets                               (439)         (629)
Cash (used in) investing activities                        (439)         (629)

Cash flows from financing activities:
    Cash dividends paid on Class A non-voting and
         Class B shares                                    (892)         (889)
    Issuance of Class A non-voting shares                 3,771         1,516
    Repurchase of Class A non-voting shares
         for cancellation                                (3,526)          (35)
    Tax benefit from employee stock options exercised       909           -
    Increase (decrease) in bank call loans              (20,702)        8,011
Cash (used in) provided by financing activities         (20,440)        8,603

Net (decrease) increase in cash and short-term deposits  (1,231)        4,538
Cash and short-term deposits, beginning of period        11,501        10,784

Cash and short-term deposits, end of period             $10,270       $15,322

The accompanying notes are an integral part of these condensed financial statements.


FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements    (unaudited)

1.    Basis of Presentation
The consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries
(together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. All material intercompany accounts have been eliminated in consolidation.

The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1998 which should be consulted for a summary of the significant accounting policies utilized by the Company.

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

Profit per share has been calculated as follows:


                                        Three months ended  March 31,
                                              1999            1998

Basic weighted average number of
   shares outstanding                   12,511,282       12,670,362
Net effect, treasury stock method          140,134          377,068

Diluted common shares                   12,651,416       13,047,430

Net profit for the period               $5,345,000       $7,033,000

Basic profit per share                       $0.43            $0.56
Diluted profit per share                     $0.42            $0.54


3.    Net Capital Requirements
The Company's principal broker-dealer subsidiary,
Fahnestock, is subject to the Uniform Net Capital Rule (the "Rule") of the SEC and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock has elected to use the alternative method permitted by the Rule which requires that it maintains minimum net capital equal to 2% of aggregate debit items arising from customer transactions, as defined. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

At March 31, 1999, the net capital of Fahnestock as calculated under the Rule was $110,479,000 or 23% of Fahnestock's aggregate debit items. This was $101,007,000 in excess of the minimum required net capital.


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

Results of Operations

	Unaudited net profit of U.S.$5,345,000 or $0.43 per share for the first quarter of 1999 compared to U.S.$7,033,000 or $0.56 per share for the first quarter of 1998, a decrease of 24% in net profit. Revenue for the first quarter of 1999 was U.S.$63,951,000 compared to U.S.$69,199,000 in the first quarter of 1998, a decrease of 8%.

	Market conditions remained strong in the first quarter of 1999 with the Dow Jones industrial average reaching the 10,000 mark for the first time due to low interest rates, expectations of a strong economy, and substantial cash inflows. Revenue for the first quarter of 1999 trailed the previous year due to reduced revenue from trading activities. Revenue from retail activities remained strong and revenue from investment banking and advisory fees grew by 17% due to increased activity in the quarter, however, this was not sufficient to offset the reduced trading revenue. Over-the-counter trading was profitable for the first quarter of 1999, but at a significantly reduced level compared to the same quarter of 1998. As the quarter progressed, trading revenues strengthened as the Company adjusted to the more volatile markets. Reduced inventories were carried throughout the quarter.

	Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue remained stable compared to the first quarter of 1998. Net revenue from principal transactions declined 23% compared to the first quarter of 1998. Investment banking revenues and advisory fees both showed significant improvement in the first quarter of 1999 compared to the same quarter of 1998 due to increased underwriting and private placement activity and an increase in assets under management. Net interest revenue (interest revenue less interest expense) decreased slightly in the first quarter of 1999 compared to the same period in 1998 as a result of lower customer balances. Expenses, other than interest, decreased by 3% in the first quarter of 1999 compared to the same quarter of 1998. First of Michigan Corporation ("First of Michigan"), which was acquired in July 1997, has been operated as a division of Fahnestock since the beginning of 1999. Expenses in the first quarter of 1999 were lower than in the comparable quarter of 1998 because the first two quarters of 1998 included unexpected costs relating to the First of Michigan operations.

	During the first quarter of 1999, the Company purchased six branch offices from Fifth Third/ The Ohio Company. All of these branches are located in the State of Michigan and will operate as part of the First of Michigan division. The First of Michigan division continues to regain market share as it continues to add to its sales force. As previously reported, the operations of First of Michigan Corporation were reorganized as the First of Michigan division of Fahnestock & Co. Inc. in the beginning of 1999.

Liquidity and Capital Resources

Total assets at March 31, 1999 of $794,788,000 increased by approximately 19% from $666,763,000 at December 31, 1998 due primarily to higher customer and broker/dealer balances. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 1999, $21,515,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

	Through March 31, 1999, the Company has purchased and cancelled a total of 651,200 Class A non-voting shares at an average cost of $14.61 (252,700 shares at an average price of $13.95 per share were purchased during the first quarter of 1999) through the facilities of the New York and the Toronto Stock Exchanges pursuant to a Normal Course Issuer Bid that is open from July 3, 1998 to July 2, 1999. Under the outstanding Normal Course Issuer Bid, the Company may purchase up to 790,000 Class A non-voting shares. The Company believes that the Class A non-voting shares may be undervalued from time to time and that the repurchase of such shares is an appropriate use of corporate funds.

On February 26, 1999, the Company paid cash dividends of U.S.$0.07 per Class A non-voting and Class B share totaling
$892,000 from available cash on hand.

On April 21, 1999, the board of directors declared a regular quarterly cash dividend of $0.07 per Class A non-voting and Class B share payable on May 21, 1999 to shareholders of record on May 7, 1999.

Year 2000 Disclosure

	The Year 2000 problem ("Year 2000" or "Y2K") is the result of computer systems having been written using two digits, rather than four, to define the year. Any computer, computer program, equipment or product that has date-sensitive software or embedded chips, not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000.

	The Company is a broker/dealer in securities and as such relies heavily on computer technology to conduct its operations. The Company relies on both internal systems and on third party vendors.
As at the date hereof, all vendors of software and hardware and all vendors of non-critical systems (elevators, vault, building security, etc.) have been contacted and inquiries about their Y2K readiness have been made. Certain non-critical systems have been determined to be non-Y2K compliant and have been or are being replaced with available Y2K-compliant systems. Approximately 99% of all vendors (100% of mission-critical vendors) have responded and have indicated that they already are or will be compliant. In terms of the Company's internal systems, all programs have been assessed for Year 2000 compliance. Substantially all of the compilation work has been completed and a portion has been internally tested on a parallel basis with current production, using live files. Full testing and Year 2000 compliance is expected to be completed by June 30, 1999. The Company is actively participating in a number of industry committees including the Security Industry Association Year 2000 Committee. The Company validated its connections to various test sites in July 1998 and has successfully participated in various industry-wide Year 2000 tests which have taken place in March and April 1999. Files interfacing with SIAC and DTC have already been adapted and are compliant. To date there have been no material exceptions in tests that have been completed.

	The cost of readying the Company for Year 2000 has been estimated to be approximately $200,000 - $250,000 for fiscal 1999. This includes the costs associated with the personnel dedicated to the project and the cost of new hardware. A budget of $50,000 has been approved for fiscal 2000 to cover contingencies. This range of costs does not include normal ongoing costs for computer hardware or software revisions that would be required in the normal course of business. All funding for the Y2K compliance effort is from available cash on hand.

	The Company has adopted a comprehensive contingency plan with respect to the Y2K problem, and is reviewing this plan on an ongoing basis to assess its continued applicability.

	Despite the Company's planning and preparation for Year 2000, there can be no assurance that partial or total systems interruptions will not occur and that the costs necessary to update hardware and software would not have a material adverse impact on the Company's business, financial condition, statement of operations and business prospects.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market
Risk

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

Value-at-Risk

	Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC's market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading financial instruments and derivatives. The value -at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

	At March 31, 1999 and December 31, 1998, the Company's value-at-risk for each component of market risk was as follows:

(000's omitted)
                                  1999     1998

Interest rate risk                $423     $298
Equity price risk                  254      759
Diversification benefit           (395)    (575)
Total                             $282     $482

	The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 1999 from those reported in 1998 reflect changes in the size and composition of the Company's trading portfolio; more particularly an increase in the size of the Company's debt portfolio and a decrease in the Company's equity portfolio at March 31, 1999 compared to December 31, 1998.

	The value-at-risk estimate has limitations that should be considered in evaluating the Company's potential future losses based on the year-end portfolio positions. Recent market conditions, including increased volatility, may result in statistical relationships that result in higher value-at-risk than would be estimated from the same portfolio under different market conditions, or the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The
Company's market risk exposure is continuously monitored as the portfolio risks and market conditions change.


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

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None





 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 21st day of April, 1999.

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