Form 10-Q
period 1999-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 1999-08-06
CIK 791963

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.   20549

                           FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended  June 30, 1999
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on July 21, 1999 was 12,429,769 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.
INDEX

                                                              	Page No.
PART I      FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

                Consolidated Balance Sheet
                     as of June 30, 1999
                     and December 31, 1998

                Consolidated Statement of Operations
                     for the six months ended
                     June 30, 1999 and 1998

                Consolidated Statement of Cash Flows
                     for the six months ended
                     June 30, 1999 and 1998

                Notes to Consolidated Financial
                     Statements

Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations

Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk

PART II     OTHER INFORMATION

Item 1.     	Legal Proceedings
Item 2.     	Changes in Securities and Use of Proceeds
Item 3.     	Defaults Upon Senior Securities
Item 4.     	Submission of Matters to a Vote of Security-Holders
Item 5.     	Other Information
Item 6.     	Exhibits and Reports on Form 8-K

SIGNATURES


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET (unaudited)
                                                         June 30, December 31,
                                                             1999        1998
Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                             $14,975    $11,501
  Restricted deposits                                        2,751      2,312
  Securities purchased under agreement to resell            38,067     12,174
  Deposits with clearing organizations                      12,327      7,072
  Receivable from brokers and clearing organizations       197,924    167,018
  Receivable from customers                                466,608    334,664
  Securities owned, at market value                         78,748     88,579
  Demand notes receivable                                       30         30
  Other                                                     17,611     26,912

                                                           829,041    650,262
Other assets
  Stock exchange seats (approximate market value
     $6,535; $4,798 in 1998)                                 1,326      1,507
  Fixed assets, net of accumulated depreciation of
     $10,334; $8,896 in 1998                                 9,301      9,286
  Goodwill, at amortized cost                                5,476      5,708

                                                            16,103     16,501

                                                          $845,144   $666,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                          $16,024     $22,734
  Bank call loans                                          29,779      42,217
  Securities sold under agreement to repurchase            28,425         664
  Payable to brokers and clearing organizations           384,466     235,029
  Payable to customers                                    116,657     115,878
  Securities sold, but not yet purchased, at market value  45,258      41,104
  Accounts payable and other liabilities                   37,939      40,119
  Income taxes payable                                      8,231       2,665
  Subordinated loans payable                                   30          30

                                                          666,809     500,440

Shareholders' equity
  Share capital
     12,375,819 Class A non-voting shares
          (1998 - 12,241,269 shares)                       36,310      36,392
      99,680 Class B voting shares                            133         133

                                                           36,443      36,525
     Contributed capital                                    3,105       2,196
     Retained earnings                                    138,787     127,602

                                                          178,335     166,323

                                                         $845,144    $666,763

The accompanying notes are an integral part of these condensed financial statements.



FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
                             Second Quarter ended       Six Months ended
                                     June 30,                 June 30,
                                   1999       1998         1999        1998
Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                   $31,540    $29,380      $60,813      $58,781
  Principal transactions, net    20,135     14,399       34,938       33,628
  Interest                       10,992     11,404       20,188       22,387
  Underwriting fees               2,690      4,035        5,606        6,352
  Advisory fee                    5,519      4,776       12,018       10,538
  Other                           2,072      3,909        3,336        5,416

                                 72,948     67,903      136,899      137,102

EXPENSES:
  Compensation and related
    expenses                     37,189     36,317       71,183       72,710
  Clearing and exchange fees      2,452      2,078        4,632        4,196
  Communications                  5,377      5,630       10,705       10,894
  Occupancy costs                 3,353      3,415        6,360        6,455
  Interest                        5,579      5,939       10,214       12,156
  Other                           5,243      3,358       10,058        7,336

                                 59,193     56,737      113,152      113,747
Profit before income taxes       13,755     11,166       23,747       23,355
Income tax provision              6,148      4,961       10,795       10,117
NET PROFIT FOR PERIOD            $7,607     $6,205      $12,952      $13,238
Profit per share
          - basic                 $0.61      $0.49        $1.04        $1.04
          - diluted               $0.60      $0.47        $1.02        $1.01

The accompanying notes are an integral part of these condensed financial statements.


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
                                                            1999         1998
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period                                $12,952      $13,238
Adjustments to reconcile net profit to net cash provided
  by (used in) operating activities:
   Non-cash items included in net profit:
       Depreciation and amortization                       1,686        1,369
       Gain on sale of exchange seat                        (492)         -
   Decrease (increase) in operating assets,
       Restricted deposits                                  (439)        (386)
       Securities purchased under agreements to resell   (25,893)         -
       Deposits with clearing organizations               (5,255)      (2,314)
       Receivable from brokers and clearing
        organizations                                    (30,906)      96,726
       Receivable from customers                        (131,944)     (21,825)
       Securities owned                                    9,831      (17,254)
       Other assets                                        9,302       11,818
 Increase (decrease) in operating liabilities,
        Drafts payable                                    (6,710)      (4,293)
        Securities sold under agreement to repurchase     27,761          880
        Payable to brokers and clearing organizations    149,437      (97,659)
        Payable to customers                                 780       (6,518)
        Securities sold, but not yet purchased             4,154        9,107
        Accounts payable and other liabilities            (2,180)      (6,166)
        Income taxes payable                               5,567       (8,281)
                     Cash provided by (used in)
                     operating activities                 17,651      (31,558)
Cash flows from investing activities:
    Proceeds from sale of exchange seat                      655          -
    Purchase of fixed assets                              (1,453)      (1,712)
                     Cash (used in) investing
                     activities                             (798)      (1,712)
Cash flows from financing activities:
    Cash dividends paid on Class A non-voting and
         Class B shares                                   (1,768)      (1,778)
    Issuance of Class A non-voting shares                  3,771        1,529
    Repurchase of Class A non-voting shares for
     cancellation                                         (3,853)        (299)
    Tax benefit from employee stock options exercised        909          -
    (Decrease) increase in bank call loans               (12,438)      32,677
                     Cash (used in) provided by
                     financing activities                (13,379)      32,129
Net increase (decrease) in cash and short-term deposits    3,474       (1,141)
Cash and short-term deposits, beginning of period         11,501       10,784
Cash and short-term deposits, end of period              $14,975       $9,643

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

Profit per share has been calculated as follows:
                                  Three months ended          Six months ended
                                       June 30,                  June 30,
                                   1999         1998        1999          1998
Basic weighted average
number of shares
outstanding                  12,511,060   12,684,423   12,511,060   12,684,423
Net effect, treasury stock
method                          161,411      462,222      133,961      423,418
Diluted common shares        12,672,472   13,146,645   12,645,022   13,107,841

Net profit for the period    $7,607,000   $6,205,00   $12,952,000  $13,238,000

Basic profit per share            $0.61       $0.49         $1.04        $1.04
Diluted profit per share          $0.60       $0.47         $1.02        $1.01

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

At June 30, 1999, the net capital of Fahnestock as calculated under the Rule was $119,621,000 or 23% of Fahnestock's aggregate debit items. This was $109,187,000 in excess of the minimum required net capital.


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

Results of Operations

Unaudited net profit for the second quarter of 1999 was $7,607,000 or $0.61 per shares compared to $6,205,000 or $0.49 per share for the second quarter of 1998, an increase of 23% in net profit. Revenue for the second quarter of 1999 was $72,948,000, an increase of 7% over revenue of $67,903,000 for the same period in 1998.
Commission revenue, principal trading revenue and advisory fees in 1999 surpassed levels achieved in 1998, as investor activity in the equity markets continued at high levels.

Net profit for the six months ended June 30, 1999 was U.S.$12,952,000 or $1.04 per share compared to U.S. $13,238,000 or
$1.04 per share for the comparable period of 1998, a decrease of 2% in net profit. Revenue for the first six months of 1999 was U.S.
$136,899,000, compared to revenue of U.S. $137,102,000 in the first six months of 1998.

During the second quarter of 1999, there was a continuation in the high level of retail investor activity that has existed for the past several quarters. Volatility increased in the equity and debt markets, as the stock market raced to new highs in early May, only to drop back due to concern over higher interest rates, and then reflected relief after comments from the Federal Reserve Board at their June meeting, closing the quarter with renewed strength. The volume on the NYSE and NASDAQ set new records, and the Company likewise set volume records on number of client transactions processed during the quarter.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased by 7% in the second quarter of 1999 compared to the second quarter of 1998 due to strong market conditions and higher levels of investor participation. Net revenue from principal transactions increased substantially compared to the second quarter of 1998, but remained constant on a year to year basis. Market volatility has reduced the quarter to quarter predictability of these revenues. Investment banking revenues declined by 33% in the second quarter of 1999 compared to the same quarter of 1998 due to the timing of underwriting and private placement activity and advisory fees increased by 16% due to an increase in assets under management. Net interest revenue (interest revenue less interest expense) decreased slightly in the second quarter of 1999 compared to the same period in 1998 as a result of lower stock borrow/stock loan activity. Expenses, other than interest, increased by 6% in the second quarter of 1999 compared to the same quarter of 1998 due to the impact of higher compensation, clearing and other variable costs that rise with an increased volume of business transacted. The First of Michigan business, which was acquired in July 1997, has been operating as a division of Fahnestock since the beginning of 1999. Expenses relating to the First of Michigan division were lower during the quarter as the effects of its consolidation into Fahnestock continued to be felt.

Liquidity and Capital Resources

Total assets at June 30, 1999 of $845,144,000 increased by approximately 27% from $666,763,000 at December 31, 1998 due primarily to higher customer and broker/dealer balances. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 1999, $29,779,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Through June 30, 1999, the Company has purchased and cancelled a total of 673,700 Class A non-voting shares at an average cost of $14.61 (275,200 shares at an average price of $14.00 per share were purchased during the first six months of 1999) through the facilities of the New York and the Toronto Stock Exchanges pursuant to a Normal
Course Issuer Bid that was open from July 3, 1998 to July 2, 1999.

The Company announced that it intends to purchase up to 758,000 of its Class A non-voting shares (approximately 10% of the public float) by way of a Normal Course Issuer Bid through the facilities of the Toronto and New York Stock Exchanges during the period July 5, 1999 through July 4, 2000. The Company believes that its Class A non-voting shares may be undervalued from time to time and that the repurchase of such shares is an appropriate use of corporate funds.

On February 26, 1999 and May 21, 1999, the Company paid cash dividends of U.S.$0.07 per Class A non-voting and Class B share totaling $1,768,000 from available cash on hand.

On July 21, 1999, the board of directors declared a regular quarterly cash dividend of $0.07 per Class A non-voting and Class B share payable on August 20, 1999 to shareholders of record on August 6, 1999.

Year 2000 Disclosure

The Year 2000 problem ("Year 2000" or "Y2K") is the result of computer systems having been written using two digits, rather than four, to define the year. Any computer, computer program, equipment or product that has date-sensitive software or embedded chips, not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000.

The Company is a broker/dealer in securities and as such relies heavily on computer technology to conduct its operations. The Company relies on both internal systems and on third party vendors. The
Company's remediation efforts have proceeded according to plan. The modification and testing of the Company's internal systems for Year
2000 compliance is complete and Y2K compliant versions are currently in service. Non-information systems have also been assessed, modified and tested. In March, April and May 1999, the Company participated in an industry-wide testing program. The Securities Industry Association reported that these tests were successful. The Company will continue to perform internal and point-to-point tests with significant counterparties throughout the balance of 1999. The Company has contacted the third parties on whom it relies, regarding their Year 2000 status, and has received assurances that the third party systems are compliant. However, there can be no guarantee that these parties have provided accurate and complete information concerning their Year 2000 efforts.

The cost of readying the Company for Year 2000 has been estimated to be approximately $500,000 for fiscal 1999. This includes the costs associated with the personnel dedicated to the project and the cost of new hardware. A budget of $50,000 has been approved for fiscal 2000 to cover contingencies. This range of costs does not include normal ongoing costs for computer hardware or software revisions that would be required in the normal course of business. All funding for the Y2K compliance effort is from available cash on hand.

The Company has adopted a comprehensive contingency plan with respect to the Y2K problem, is reviewing this plan on an ongoing basis to assess its continued applicability, and is making adjustments as required.

Despite the Company's planning and preparation for Year 2000, there can be no assurance that partial or total systems interruptions will not occur and that the costs necessary to update hardware and software would not have a material adverse impact on the Company's business, financial condition, statement of operations and business prospects.

Factors Affecting "Forward-Looking Statements"

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act.
These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company. The Private
Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

At June 30, 1999, March 31, 1999 and December 31, 1998, the Company's value-at-risk for each component of market risk was as follows:
                              June 30,      March 31,      December 31,
(000's omitted)                  1999           1999*             1998

Interest rate risk               $166           $254              $298
Equity price risk                 498            518               759
Diversification benefit          (265)          (345)             (575)
Total                            $399           $427              $482

*The March 31, 1999 value-at-risk has been revised from the amounts included in the Company;s Report on Form 10-Q for the quarterly period ended
March 31, 1999.

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 1999 from those reported in 1998 reflect changes in the size and composition of the Company's trading portfolio; more particularly an increase in the size and weighting of the Company's portfolio of government debt and a reduction in the Company's exposure to NASDAQ markets at June 30, 1999 compared to December 31, 1998 reduced both interest rate risk and equity price risk components.

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

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None


 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 21st day of July, 1999.

                                     FAHNESTOCK VINER HOLDINGS INC.


                                      By:/s/ A.G. Lowenthal
                                         A.G.Lowenthal, Chairman
                                      (Principal Financial Officer)


                                       By:/s/ E.K. Roberts
                                          E.K.Roberts, President
                                       (Duly Authorized Officer)