Form 10-Q
period 1999-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 1999-10-28
CIK 791963

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                               FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended  September 30, 1999
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on October 20, 1999 was 12,389,769 and 99,680 shares, respectively.


FAHNESTOCK VINER HOLDINGS INC.
INDEX
                                                          Page No

      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  	Consolidated Balance Sheet
                    	as of September 30, 1999
                    	and December 31, 1998

                  	Consolidated Statement of Operations
                    	for the nine months ended
                    	September 30, 1999 and 1998

                  	Consolidated Statement of Cash Flows
                    	for the nine months ended
                    	September 30, 1999 and 1998

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

     SIGNATURES


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET (unaudited)

                                                 September 30,   December 31,
                                                          1999           1998
Expressed in thousands of U.S. dollars

ASSETS
Current assets
  Cash and short-term deposits                          $9,559        $11,501
  Restricted deposits                                    2,829          2,312
  Securities purchased under agreement to resell        50,887         12,174
  Deposits with clearing organizations                   9,013          7,072
  Receivable from brokers and clearing organizations   198,767        167,018
  Receivable from customers                            382,732        334,664
  Securities owned, at market value                     79,174         88,579
  Demand notes receivable                                   30             30
  Other                                                 12,537         26,912

                                                       745,528        650,262

Other assets
  Stock exchange seats (approximate market value
     $7,499; $4,798 in 1998)                             1,326          1,507
  Fixed assets, net of accumulated depreciation of
     $11,140; $8,896 in 1998                             9,904          9,286
  Goodwill, at amortized cost                            5,407          5,708

                                                        16,637         16,501

                                                      $762,165       $666,763


The accompanying notes are an integral part of these condensed financial statements.


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEET (unaudited)

                                                 September 30,   December 31,
                                                          1999           1998
Expressed in thousands of U.S. dollars

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                      $14,318         $22,734
  Bank call loans                                      20,465          42,217
  Securities sold under agreement to repurchase        44,146             664
  Payable to brokers and clearing organizations       299,713         235,029
  Payable to customers                                117,844         115,878
  Securities sold, but not yet purchased,
    at market value                                    31,774          41,104
  Accounts payable and other liabilities               38,623          40,119
  Income taxes payable                                 11,667           2,665
  Subordinated loans payable                               30              30

                                                      578,580         500,440

Shareholders' equity
  Share capital
     12,387,269 Class A non-voting shares
          (1998 - 12,241,269 shares)                   36,024          36,392
      99,680 Class B voting shares                        133             133

                                                       36,157          36,525
     Contributed capital                                3,262           2,196
     Retained earnings                                144,166         127,602

                                                      183,585         166,323

                                                     $762,165        $666,763

The accompanying notes are an integral part of these condensed financial statements.


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

                                Third Quarter ended       Nine months ended
                                     September 30,           September 30,
                                     1999        1998        1999        1998
Expressed in thousands of U.S.
dollars, except per share amounts

REVENUE:
  Commissions                     $25,855     $27,799     $86,668     $86,580
  Principal transactions, net      16,834      17,075      51,772      50,703
  Interest                         11,483      10,780      31,671      33,167
  Underwriting fees                 3,836       3,824       9,442      10,176
  Advisory fees                     4,882       6,262      16,900      16,800
  Other                             2,058       1,538       5,394       6,954

                                   64,948      67,278     201,847     204,380

EXPENSES:
  Compensation and related
    expenses                       32,129      33,254     103,312     105,964
  Clearing and exchange fees        2,042       2,100       6,674       6,296
  Communications                    5,298       5,158      16,003      16,052
  Occupancy costs                   3,190       3,446       9,550       9,901
  Interest                          5,719       5,360      15,933      17,516
  Other                             5,134       4,265      15,192      11,601

                                   53,512      53,583     166,664     167,330

Profit before income taxes         11,436      13,695      35,183      37,050
Income tax provision                5,183       6,106      15,978      16,223

NET PROFIT FOR PERIOD              $6,253      $7,589     $19,205     $20,827

Profit per share
          - basic                   $0.50       $0.60       $1.54       $1.65
          - diluted                 $0.50       $0.59       $1.52       $1.60


The accompanying notes are an integral part of these condensed financial statements.


FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             1999        1998
Expressed in thousands of U.S. dollars

Cash flows from operating activities:
Net profit for the period                                 $19,205     $20,827
Adjustments to reconcile net profit to net cash
provided by (used in) operating activities:
   Non-cash items included in net profit:
       Depreciation and amortization                        2,564       2,156
       Gain on sale of exchange seat                         (492)        -
   Decrease (increase) in operating assets,
       Restricted deposits                                   (517)       (423)
       Securities purchased under agreements to resell    (38,713)        -
       Deposits with clearing organizations                (1,941)     (3,838)
       Receivable from brokers and clearing organizations (31,749)    178,700
       Receivable from customers                          (48,068)     14,719
       Securities owned                                     9,405      (5,566)
       Other assets                                        14,375       4,174
 Increase (decrease) in operating liabilities,
        Drafts payable                                     (8,416)     (9,744)
        Securities sold under agreement to repurchase      43,482         -
        Payable to brokers and clearing organizations      64,684    (187,290)
        Payable to customers                                1,966      (7,024)
        Securities sold, but not yet purchased             (9,330)      4,689
        Accounts payable and other liabilities             (1,496)     (5,159)
        Income taxes payable                                9,002      (5,279)

              Cash provided by operating activities        23,961         942

Cash flows from investing activities:
    Proceeds from sale of exchange seat                       655         -
    Purchase of fixed assets                               (2,862)     (2,015)

              Cash (used in) investing activities          (2,207)     (2,015)

Cash flows from financing activities:
    Cash dividends paid on Class A non-voting and
         Class B shares                                    (2,642)     (2,668)
    Issuance of Class A non-voting shares                   4,111       1,851
    Repurchase of Class A non-voting shares for
         cancellation                                      (4,479)     (4,881)
    Tax benefit from employee stock options exercised       1,066         863
    (Decrease) increase in bank call loans                (21,752)      3,978

              Cash (used in) financing activities         (23,696)       (857)

Net (decrease) in cash and short-term deposits             (1,942)     (1,930)
Cash and short-term deposits, beginning of period          11,501      10,784

Cash and short-term deposits, end of period                $9,559      $8,854

The accompanying notes are an integral part of these condensed financial statements


FAHNESTOCK VINER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Presentation
The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries ( together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services.
The Company provides its services from 80 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. In addition, Fahnestock conducts business in South America through local broker-dealers. The Company employs approximately 755 financial consultants.

All material intercompany accounts have been eliminated in consolidation.

The Company's condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1998 including the summary of the significant accounting policies utilized by the Company.

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

	These condensed consolidated financial statements are presented in U.S. dollars.


2.  Profit per share
Profit per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted profit per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Profit per share has been calculated as follows:

                         Three months ended              Nine months ended
                           September 30,                    September 30,
                              1999          1998          1999          1998

Basic weighted average
number of shares
outstanding              12,501,571    12,654,045    12,501,571    12,654,045
Net effect, treasury
stock method                175,648       128,423       182,797       374,267
Diluted common shares    12,677,219    12,782,468    12,684,368    13,028,312

Net profit for
the period               $6,253,000    $7,589,000   $19,205,000   $20,827,000

Basic profit per share        $0.50         $0.60         $1.54         $1.65
Diluted profit per share      $0.50         $0.59         $1.52         $1.60

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

At September 30, 1999, the net capital of Fahnestock as calculated under the Rule was $126,409,000 or 28% of Fahnestock's aggregate debit items. This was $117,345,000 in excess of the minimum required net capital.

4.  Segment Information
The table below presents information about the reported operating income of the Company for the periods described, in accordance with the method described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

                                Three months ended         Nine months ended
                                   September 30,              September 30,
000's omitted                         1999       1998        1999        1998
Revenue:
Retail Branches                    $33,077    $32,376    $108,290    $105,136
Capital Markets                     16,976     20,587      51,574      55,902
Asset Management                     3,146      3,242       9,143       8,827
Interest                            10,540      9,761      28,614      30,720
Other                                1,209      1,312       4,226       3,795
Total                              $64,948    $67,278    $201,847    $204,380

Operating Income:
Retail Branches                       $792       $175      $4,314      $3,183
Capital Markets                      1,577      4,835      10,252      14,774
Asset Management                     2,020      2,153       5,824       5,577
Interest                             5,075      4,555      13,057      13,291
Other                                1,972      1,977       1,706         225
Total                              $11,436    $13,695     $35,183     $37,050


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

Results of Operations

	Net profit for the third quarter ended September 30, 1999
was $6,253,000 or $0.50 per share compared to $7,589,000
or $0.60 per share for the third quarter of 1998, a decrease of 18% in net profit. Revenue for the third quarter of 1999 was $64,948,000, a decrease of 3% compared to revenue of $67,278,000 in the third quarter of 1998, as commissions, trading activities, and advisory fees declined during the quarter compared to prior year levels.

	Net profit for the nine months ended September 30, 1999 was $19,205,000 or $1.54 per share compared to $20,827,000 or $1.65 per share for the comparable period of 1998, a decrease of 8% in net profit. Revenue for the first nine months of 1999 was $201,847,000, compared to revenue of $204,380,000 in the first nine months of 1998, a decrease of 1%.

During the third quarter of 1999, while the senior market averages touched new highs, the stock market became much more selective - with most companies, both large and small, well off their highs. The increase in interest rates also contributed to the dampening of market activity. As a result, the retail market softened and turnover slowed. This is reflected in lower revenues and earnings compared to the prior year.

Commission income and to a large extent, income from principal transactions, depend on market volume levels.
Commission revenue decreased by 7% in the third quarter of 1999 compared to the third quarter of 1998 due to a softening in market conditions, but remained level on a year-to-date basis. Net revenue from principal transactions decreased by 1% compared to the third quarter of 1998, but increased by 2% on a year-to-date basis. Market volatility has reduced the quarter to quarter predictability of these revenues. Investment banking revenues achieved the same levels in the third quarter 1999 as was achieved in the comparable quarter of 1998. Advisory fees decreased by 22% due to a lower level of participation in corporate syndicates this year compared to the prior year. Net interest revenue (interest revenue less interest expense) increased slightly in the third quarter of 1999 compared to the same period in 1998 as a result of higher stock borrow/stock loan activity and higher levels of interest-earning assets. Expenses, other than interest, were at the same levels in the third quarter of 1999 as in the third quarter of 1998.

Liquidity and Capital Resources

Total assets at September 30, 1999 of  $762,165,000
increased by approximately 14% from $666,763,000 at December
31, 1998 due primarily to higher customer and broker/dealer balances and higher positions in securities purchased under agreement to resell. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At September 30, 1999, $20,465,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Through September 30, 1999, the Company has purchased through the facilities of the New York and the Toronto Stock Exchanges pursuant to Normal Course Issuer Bids and cancelled a total of 318,000 Class A non-voting shares at an average cost of $14.0831 (42,800 shares at an average price of $14.6082 per share were purchased pursuant to the currently outstanding Normal Course Issuer Bid which commenced on July 5, 1999).

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

On February 26, 1999,  May 21, 1999 and August 20, 1999,
the Company paid cash dividends of $0.07 per Class A non-voting and Class B share totaling $2,642,000 from available cash on hand.

On October 20, 1999, the board of directors declared a regular quarterly cash dividend of U.S.$0.07 per Class A non-voting and Class B share payable on November 19, 1999 to shareholders of record on November 5, 1999.

The book value of the Company's Class A non-voting and Class B shares is U.S.$14.70 at September 30, 1999 (U.S.$14.22 at
September 30, 1998), based on total outstanding shares of 12,486,949 and 12,438,299, respectively.

Year 2000 Disclosure

The Year 2000 problem ("Year 2000" or "Y2K") is the result of computer systems having been written using two digits, rather than four, to define the year. Any computer, computer program, equipment or product that has date-sensitive software or embedded chips, not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000.

The Company is a broker/dealer in securities and as such relies heavily on computer technology to conduct its operations. The Company relies on both internal systems and on third party vendors. The Company's remediation efforts have proceeded according to plan. The modification and testing of the Company's internal systems for Year 2000 compliance is complete and Y2K compliant versions are currently in service. Non-information systems have also been assessed, modified and tested. In March, April and May 1999, the Company participated in an industry-wide testing program. The Securities Industry Association reported that these tests were successful. The Company continues to perform internal and point-to-point tests with significant counterparties and will do so throughout the balance of 1999. The Company has contacted the third parties on whom it relies, regarding their Year 2000 status, and has received assurances that the third party systems are compliant. However, there can be no guarantee that these parties have provided accurate and complete information concerning their Year 2000 efforts.

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

In addition, the Company's activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company's operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company's books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty's obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see "Liquidity and Capital Resources", above.

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

At September 30, 1999 and December 31, 1998, the
Company's value-at-risk for each component of market risk was as follows:

                             September 30,      December 31,
000's omitted                         1999              1998

Interest rate risk                    $137              $298
Equity price risk                      518               759
Diversification benefit               (472)             (575)
Total                                 $183              $482

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 1999 from those reported in 1998 reflect changes in the size and composition of the Company's trading portfolio; more particularly an increase in the size and weighting of the Company's portfolio of government debt and a reduction in the Company's exposure to NASDAQ markets at September 30, 1999 compared to December
31, 1998 reduced the Company's overall exposure through the diversification benefit arising out of a market hedge.

The value-at-risk estimate has limitations that should be considered in evaluating the Company's potential future losses based on the period-end portfolio positions. Recent market conditions, including increased volatility, may result in statistical relationships that result in higher value-at-risk than would be estimated from the same portfolio under different market conditions, or the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The
Company's market risk exposure is continuously monitored as the portfolio risks and market conditions change.


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

ITEM 3. Defaults Upon Senior Securities                      Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders  None

ITEM 5. Other Information                                    None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 20th day of October, 1999.

FAHNESTOCK VINER HOLDINGS INC.


By:/s/ A.G. Lowenthal
A.G.Lowenthal, Chairman
(Principal Financial Officer)


By:/s/ E.K. Roberts
E.K.Roberts, President
(Duly Authorized Officer)