Form 10-K
period 1999-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2000-03-21
CIK 791963

______________________________________________________________________


                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                             FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934    For the fiscal year ended
December 31, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT  OF 1934   For the transition period
from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated because no class of voting stock of the Company is publicly traded. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at December 31, 1999 was $141,935,000.

The number of shares of the Company's Class A non-voting shares and
Class B voting shares (being the only classes of common stock of the
Company), outstanding on February 28, 2000 was 12,017,169 and 99,680 shares, respectively.
	  _______________________________________________________________________


TABLE OF CONTENTS

Item
Number

PART 1
1.Business
2.Properties
3.Legal Proceedings
4.Submission of Matters to a Vote of  Security Holders

PART II
5.Market for the Registrant's Common Equity and Related
Stockholder Matters
6.Selected Financial Data
7.Management's Discussion and Analysis of Financial
Condition and Results of Operations
7a.Quantitative and Qualitative Disclosures About Market Risk
8.Financial Statements and Supplementary Data
9.Changes in and Disagreements with Accountants and Financial Disclosure

PART III
10.Directors and Executive Officers of the Registrant
11.Executive Compensation
12.Security Ownership of Certain Beneficial Owners and
Management
13.Certain Relationships and Related Transactions

PART IV
14.Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Signatures

   ______________________________________________________________________

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

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co. Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"),
Hudson Capital Advisors Inc., a New York corporation
("Hudson Capital") and, since July 1997, First of Michigan Corporation, a Michigan corporation ("FOM") and since
October 1998, Evanston Financial Corporation, Inc..
Pursuant to a purchase agreement dated December 1, 1998, all of FOM's registered personnel and customer accounts were transferred to Fahnestock on January 1, 1999 and certain assets and liabilities were transferred to Fahnestock on December 31, 1998. FOM filed to withdraw their registration as a broker-dealer with the New York Stock Exchange on January 6, 1999. FOM operates as a division of Fahnestock. Fahnestock, Freedom, FOM, Evanston and
Hudson Capital are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating
Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock (and FOM until January 2, 1999) are the principal Operating Subsidiaries. Fahnestock is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Broker-Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Hudson
Capital is engaged in the investment advisory business in the United States.

In October 1998, E.A. Viner International Co., a wholly owned subsidiary of the Company, formed Evanston Financial Corporation, Inc. ("Evanston") as a mortgage banker specializing in refinancing and re-marketing of mortgages on subsidized health-care and nursing home facilities. Evanston is readying its application to the Federal Home Administration to acquire a federal home loan license.

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

At December 31, 1999, Fahnestock employed 755 full-time registered representatives and 550 non-income producing employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Fahnestock and Freedom. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, has three additional offices: it conducts business in Toronto, Ontario as an International Broker-Dealer and in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

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

Fahnestock, which acts as a clearing broker for Freedom, is also a member of the Securities Investor Protection
Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 1998, 1997 and 1996. In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $24,500,000 per customer.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for the periods indicated and includes the consolidated revenues of FOMCC from July 17, 1997, the date of its acquisition.



                                  Year ended December 31,
                                 1999    %       1998    %       1997    %
                               (Dollars in thousands, except percentages)

Commissions                  $118,747  43%   $114,889  49%   $103,323  43%
Principal transactions, net    71,014  25%     32,727  14%     65,972  27%
Interest                       43,835  16%     42,028  18%     40,123  17%
Underwriting fees              15,550   5%     12,655   6%     11,042   4%
Advisory fees                  22,440   8%     21,742   9%     15,808   7%
Other                           7,525   3%      8,740   4%      5,890   2%

Total revenues               $279,111 100%   $232,781 100%   $242,158 100%

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

COMMISSIONS

A significant portion of Fahnestock's revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule which Fahnestock has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. Fahnestock also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

Commission business relies heavily on the services of financial consultants with good sales production records.
Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail financial consultants (excluding the institutional financial consultants referred to below) in Fahnestock's offices. Fahnestock's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are serviced by institutional brokers. (For a discussion of regulatory matters, see "Regulation".) The institutional department is supported by the equity research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Fahnestock provides a full range of securities clearance services to three non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest" and "Securities Borrowed And Loaned." Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

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

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 1999, Fahnestock made approximately 850 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

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

The size of its securities positions on any one day may not be representative of Fahnestock's exposure on any other day because securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of stocks which Fahnestock may carry is limited by the Net Capital Rule. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

To a lesser extent, Fahnestock also buys and sells municipal bonds, Ginnie Maes, Unit Investment Trusts and U.S.
Treasury Securities as well as other fixed income securities for its own account in the secondary market and maintains an inventory of municipal bonds and other securities and resells bonds from its inventory to dealers as well as to institutional and retail customers.

Other Trading Activities

Fahnestock holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market, and may engage from time to time in other types of principal transactions in securities. Fahnestock has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, UITs and a department that trades high yield securities (commonly referred to as "junk bonds"). These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Fahnestock from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. Fahnestock does not carry "bridge loans" (i.e., short-term loans made in anticipation of intermediate-term or long-term financing). No substantial losses relating to Fahnestock's risk arbitrage activities have been incurred.

Through its Winstar Securities division, the Company offers a fixed income dealer system available over the internet providing real-time markets, automated execution and straight-through processing. The Winstar system covers markets in Treasuries, Agencies and Municipal Bonds.

Investment Income

Dividends and interest earned on securities held in inventory are treated as investment income.

Principal transactions with customers as well as market-making and other trading and investment activities, accounted for approximately 25%, 14% and 27%, respectively, of the Company's total revenues for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

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

Fahnestock monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses of each trading department are reported to senior management on a daily basis. Fahnestock may from time to time attempt to reduce market risk through the utilization of various derivative securities as a hedge to market exposure.

In its market-making activities, Fahnestock must provide liquidity in the equities for which it makes markets. As a result of this event, Fahnestock has risk containment policies in place which limit position size and monitor transactions on a minute-to-minute basis.

In addition to monitoring the credit worthiness of its customers, Fahnestock imposes more conservative margin requirements than those of the NYSE. Generally, Fahnestock limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the securities in a customer's account.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 5%, 6% and 4% of its revenues from underwriting in 1999, 1998 and 1997, respectively. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital
Resources."


INVESTMENT ADVISORY BUSINESS

Hudson Capital and Fahnestock (through its Fahnestock
Asset Management division) provides investment advisory services for a fee to their respective clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Fahnestock's customary commission schedule.

At December 31, 1999 Fahnestock and Hudson Capital together had approximately $1.2 billion under management.
The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 220 persons in its administration and operations departments at its head office and approximately 64 people in its administration and operations departments in Detroit.

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

There is substantial commission discounting by broker-dealers competing for institutional and retail brokerage business. Recently, full service firms have begun offering on-line trading services to their clients at substantial discounts to their regular pricing. Fahnestock intends to compete in this area, but it is likely to reduce profitability per transaction, unless offset by higher transaction volume. The continuation of such discounting and an increase in the incidence thereof could adversely affect Fahnestock. However, an increase in the use of discount brokerages could be beneficial to Freedom.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The
SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the NYSE, which has been designated as Fahnestock's primary regulator with respect to securities activities and the National Futures Association which has been designated as Fahnestock's primary regulator with respect to commodities activities. The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto Rico. Fahnestock is also registered as an International Broker-Dealer in Canada.

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

Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings minus certain mandatory deductions that result from excluding assets that are not readily convertible into cash and deductions for certain operating charges. The Net Capital
Rule values certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments (called "haircuts") in the market value of securities to reflect the possibility of a market decline prior to disposition.

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

The Company and its subsidiaries own no real property, but occupy office space totalling approximately 366,000 square feet in 76 locations under standard commercial terms expiring between 2000 and 2013. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

Class A Shares:
                      TSE                 NYSE
                  HIGH     LOW       HIGH       LOW
                 (Cdn. Dollars)      (U.S. dollars)
1999
1st Quarter     $28.25   $20.25     $19.9375   $13.25
2nd Quarter     $26.50   $21.00     $18.00     $14.3125
3rd Quarter     $24.20   $21.25     $16.25     $14.375
4th Quarter     $23.70   $21.05     $16.125    $14.3125

1998
1st Quarter     $26.75   $23.00     $18.50     $16.6875
2nd Quarter      31.75    25.00      22.1875    17.625
3rd Quarter      29.50    20.75      19.875     13.5625
4th Quarter      27.00    20.45      17.875     13.3125

The following table sets forth information about the Company's shareholders as at December 31, 1999 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record          Number of                    Number of
having addresses in:            shares       Percentage      shareholders
Canada                           5,301,429        44%              192
United States                    6,846,008        56%              167
Other                                  132         -                 3
Total issued and outstanding    12,147,569       100%              362

Class B shares
Shareholders of record          Number of                     Number of
having addresses in:            shares       Percentage       shareholders
Canada  (1)                         98,135        98%               126
United States                        1,537         2%                68
Other                                    8         -                  2
Total issued and outstanding        99,680       100%               196

(1) The Company has been informed that 50,484 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S.
citizen and resident. See Item 12, "Security Ownership of
Certain Beneficial Owners and Management".

Dividends
                                                                   Amount per
Type       Declaration date  Record date         Payment date           share

Quarterly  January 29, 1997  February 10, 1997   February 21, 1997      $0.06
Quarterly  April 21, 1997    May 9, 1997         May 23, 1997           $0.06
Quarterly  July 21, 1997     August 8, 1997      August 22, 1997        $0.06
Quarterly  October 20, 1997  November 7, 1997    November 21, 1997      $0.06
Quarterly  January 29, 1998  February 6, 1998    February 20, 1998      $0.07
Quarterly  April 20,1998     May 8, 1998         May 22, 1998           $0.07
Quarterly  July 21, 1998     August 7, 1998      August 21, 1998        $0.07
Quarterly  October 20, 1998  November 6, 1998    November 20, 1998      $0.07
Quarterly  January 28, 1999  February 12, 1999   February 26, 1999      $0.07
Quarterly  April 21, 1999    May 7, 1999         May 21, 1999           $0.07
Quarterly  July 21, 1999     August 6, 1999      August 20, 1999        $0.07
Quarterly  October 20, 1999  November 5, 1999    November 19, 1999      $0.07
Quarterly  January 27, 2000  February 11, 2000   February 25, 2000      $0.07


Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S. $0.07 per Class A
Share and Class B Share in May, August and November,
2000. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

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

Normal Course Issuer Bid

On June 30, 1999 the Company announced that commencing
July 5, 1999 it intended to purchase up to 758,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New
York Stock Exchange, representing approximately 10% of the public float of Class A Shares. For the year ended December
31, 1999, through the currently outstanding Normal Course Issuer Bid the Company purchased 287,500 Class A Shares.
In addition, in fiscal 1999, through a Normal Course Issuer Bid which expired July 2, 1999, the Company purchased 275,200 Class A Shares. The average cost for all shares repurchased in fiscal 1999 was U.S. $14.29. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2000. The
Company may, at its option, apply to extend the program for an additional year.


Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1999.
The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 1997, the Company purchased FOM. The 1997 amounts include the assets and liabilities and the operating results of FOM as of and subsequent to the period after July 17, 1997. See also Item 1, "Business" and Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".


                                       Year ended December 31,
                        1999        1998        1997        1996        1995
           (In thousands of U.S. dollars except per share and share amounts)
Revenue             $279,111    $232,781    $242,158    $213,988    $184,433
Profit before
extraordinary item   $27,390     $12,447     $26,731     $30,279     $20,899
Net profit           $27,390     $12,447     $26,731     $30,279     $20,899
Profit before
extraordinary
item per share (1)     $2.19       $0.99       $2.14       $2.46       $1.69
Net profit per
share (1)
- basic                $2.19       $0.99       $2.14       $2.46       $1.69
- diluted              $2.17       $0.96       $2.08       $2.41       $1.68
Total assets        $766,528    $666,763    $835,146    $519,916    $623,466
Total current
liabilities         $579,141    $500,410    $674,181    $384,009    $516,031
Subordinated
indebtedness,
including current
portion                  $30         $30         $30         $30         $30
Cash dividends
per Class A Share
and Class B share      $0.28       $0.28       $0.24       $0.35       $0.15
Shareholders'
equity              $187,388    $166,323    $160,935    $135,877    $107,405
Book value per
share (1)             $15.30      $13.48      $12.87      $10.99       $8.92
Number of shares
of capital stock
outstanding       12,247,249  12,340,949  12,508,440  12,365,440  12,040,090

(1) The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services.
Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fifteen states from 76 offices in the North Eastern United States, the Midwest,
Florida and California, including an office in Toronto, Canada and associated offices in Caracas, Venezuela and Buenos
Aires, Argentina. Client assets entrusted to the Company as at December 31, 1999 totalled approximately $16.5 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. The Company provides investment advisory services through Hudson Capital and through Fahnestock Asset Management and Newbold Investment
Advisors, operating as divisions of Fahnestock. Funds under management by the asset management groups totalled $1.2 billion at December 31, 1999. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

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

The Company anticipates increasing competition from commercial banks and thrift institutions as these institutions begin to offer more investment banking and financial services traditionally only provided by securities firms. The growing use of discount brokerage firms by investors has impacted traditional retail commission business and the presence of on-line trading over the internet, including such services presently being offered by full service securities firms, has begun to significantly impact the means by which retail clients place their orders. The Company is also experiencing increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of changes, or the effect on the Company's business.

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximixing the potential of each office and development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable corporations for acquisition. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with value.

Results of Operations

The financial markets ended the year at all time highs.
Overcoming mid-year concerns regarding interest rate increases and possible Year 2000 computer disruptions, the NASDAQ market closed at 4,069, an 86% increase during 1999. The U.S. economy gathered strength, with low inflation, increased productivity and low unemployment. Consumer spending levels were higher than they have been in a generation.

 Investor focus was on the internet economy and technology and telecommunications sectors. The impact of day trading and market momentum pushed stock valuations and volumes higher throughout the course of the year.

The Company's revenues in fiscal 1999 increased by 20% compared to fiscal 1998. This was a result of favorable market conditions which generated strong revenues from all sources: commissions, investment banking, trading revenues and financial service fees, compared to 1998 revenues which included significant fourth quarter trading losses arising from market-making activities.

The following table summarizes the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended
December 31, 1999, 1998 and 1997.

Period to Period Change
Increase (Decrease)
                                    1999 versus 1998    1998 versus 1997
                                  Amount  Percentage   Amount   Percentage
Revenues -
Commissions                        $3,858,000    3%   $11,566,000    11%
Principal transactions, net        38,287,000  117%   (33,245,000)  -50%
Interest                            1,807,000    4%     1,905,000     5%
Underwriting fees                   2,895,000   23%     1,613,000    15%
Advisory fees                         698,000    3%     5,934,000    38%
Other                              (1,215,000) -14%     2,850,000    48%
Total revenues                     46,330,000   20%    (9,377,000)   -4%

Expenses -
Compensation                       13,493,000   10%    10,279,000     9%
Clearing and exchanges fees           236,000    3%      (484,000)   -5%
Communications                        491,000    2%     3,051,000    17%
Occupancy costs                      (524,000)  -4%     2,221,000    20%
Interest                             (505,000)  -2%     1,670,000     8%
Other                               4,396,000   27%    (1,353,000)   -8%
Total expenses                     17,587,000    8%    15,384,000     8%

Profit before taxes                28,743,000  132%   (24,761,000)  -53%
Income taxes                       13,800,000  149%   (10,477,000)  -53%
Net profit                         14,943,000  120%   (14,284,000)  -53%


Fiscal 1999 compared to Fiscal 1998

In fiscal 1999, the U.S. economy displayed growing strength throughout the year, with growth of 4.9%, low inflation, low unemployment and a strong dollar. Despite increases in interest rates designed to slow the U.S. economy, the market finished the year closing at record highs and posting high volumes. The internet economy, technology issues and the telecommunication sector were the market favorites, with day traders propelling market valuations and volumes to unprecedented levels. The wide public use and acceptance of the internet as an information resource and trading tool has changed the nature of market trading, with 29% of total volume for the year attributed to on-line trading. The Company, through its subsidiary, Freedom, has derived increased business from this increased volume. In addition, the Company provides all of its clients with on-line access to their account information.

Total revenues for 1999 were $279,111,000, an increase of 20% over $232,781,000 in 1998. Commission income
(income realized in securities transactions for which the Company acts as agent) increased 3% to $118,747,000 from $114,889,000 in 1998. This increase is attributable to the active trading environment encountered most particularly in the fourth quarter of 1999, when strong investor interest propelled valuations and volumes in the favored technology equities to historically high levels. Included in the increase in commission revenue was a 31% increase in commission earned by the Company's internet subsidiary, Freedom.
Principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 117% to $71,014,000 in 1999 from $32,727,000 in 1998. The increase was due, in part, to the Company's significant trading losses arising from market-making activities in the fourth quarter of 1998. Risk containment policies were implemented immediately thereafter which are designed to limit future exposure to the type and size of loss experienced in 1998. Underwriting fees in 1999 were $15,550,000, an increase of 23% compared to $12,655,000 in 1998. In 1999, the Company expanded a strategy of regionalizing its investment banking and public finance departments, and realized greater participation in both IPO and M&A business. Advisory fees in 1999 were $22,440,000, an increase of 3% compared to $21,742,000 in
1998. The management of client assets was consolidated within the Fahnestock Asset Management division in late
1999. The overall level of assets under management remained static from 1998 to 1999.

Interest income was $43,835,000 in 1999, an increase of 4% over $42,028,000 in 1998. Interest expense was $21,326,000 in 1999, a decrease of 2% from $21,831,000 in 1998. This represents an increase of 11% in net interest revenue (interest revenue less interest expense) in 1999 compared to 1998 which can be attributed to an increase in customer debit balances and higher stock borrow/stock loan balances in 1999 compared to 1998.

Expenses totalled $228,645,000 in 1999, an increase of 8% compared to $211,058,000 in 1998. The increase is due, in part, to higher variable expenses which increase as volume of business increases, such as Compensation and related expenses and, to some degree, Clearing and exchange fees. Compensation and related costs were $143,557,000, an increase of 10% over $130,064,000 in 1998. Clearing and exchange fees were $8,870,000, an increase of 3% over $8,634,000 in 1998. Communications expenses were $21,421,000, an increase of 2% over $20,930,000 in 1998 reflecting additional costs in 1999, after the summer introduction of a firm-wide proprietary communication platform providing a wide area network supporting investment quotes and news distribution, internet access, internal and external e-mail capability, order entry, and data base management. Occupancy costs were $12,722,000, a decrease of 4% compared to $13,246,000 as a result of branch consolidation and renegotiation of leases. Other expenses were $20,749,000, an increase of 27% over $16,353,000 in 1998 due to an increased provision for bad debts, higher levels of professional fees and a higher charge to the error account in 1999 compared to 1998.

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

Expenses totalled $211,058,000 in 1998, an increase of 8% compared to $195,674,000 in 1997. A large part of the increase can be attributed to the inclusion of a full year of FOM operations in 1998 compared to approximately half of a year in 1997. The acquisition of FOM added 26 branch offices to the Fahnestock system. Compensation and related expenses were $130,064,000 in 1998, an increase of 9% over $119,785,000 in 1997. The expected increase in compensation and related expenses was partially mitigated by reduced compensation to traders as a result of the trading losses incurred in the fourth quarter of 1998. Communications expenses were $20,930,000, an increase of 17% over $17,879,000 in 1997. Occupancy costs were $13,246,000, an increase of 20% over $11,025,000 in 1997. The increases in communications and occupancy costs can primarily be attributed to the increased size of the organization after the acquisition of FOM. Clearing and exchange fees were $8,634,000, a decrease of 5% compared to $9,118,000 in 1997. Other expenses of $16,353,000 also decreased in 1998
(by 8%) compared to $17,706,000 in 1997. Certain economies of scale were introduced as the FOM and Fahnestock operations were consolidated.

Liquidity and Capital Resources

The increase in the Company's assets in 1999 compared to 1998 is primarily the result of increased client balances, reflecting a strong retail environment in 1999. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company historically has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 1999, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $66,322,000.

The Company paid cash dividends to its shareholders totalling
$3,517,000, during 1999, from internally-generated cash.

During 1999, the Company has purchased a total of  562,700
of its Class A non-voting shares at an average cost of $14.29 per share through the facilities of the Toronto and New York Stock Exchanges by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to an additional 331,000 of its shares from time to time until July 4, 2000 from internally generated funds.

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

Year 2000 Disclosure

The Company has not encountered any material problems with either its internal systems or with vendor systems associated with the transition to Year 2000. The cost of remediating the Company's systems for Year 2000 compliance, from June 1998 through January 2000, was approximately $800,000, and was expensed in the year incurred. This amount does not include normal ongoing costs for computer hardware or software revisions which would be required in the normal course of business and does not include the cost of the Company's new wide-area-network which was installed in 1999. The Company continues to monitor its risk relating to the Year 2000 problem which would have a material adverse impact on the Company's business, financial condition, statement of operations and business prospects. The Company has in place a comprehensive contingency plan which addresses disruptions due to a disaster or the inability to use its principal information technology platform.

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

In addition, the Company's activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company's operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company's books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled.
Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty's obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see `Liquidity and Capital Resources', above.

Credit Risk
Credit risk arises from non-performance by trading counterparties, customers and issuers of debt securities held in the Company's inventory. The Company manages this risk by imposing and monitoring position limits, regularly reviewing trading counterparties, monitoring and limiting securities concentrations, marking positions to market on a daily basis to evaluate and establish the adequacy of collateral, and with respect to trading counterparties, conducting business through clearing corporations which guarantee performance. Further discussion of credit risk appears in the Notes to the Consolidated Financial Statements, see Item 8.

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

At December 31, 1999 and 1998, the Company's value-at-risk for each component of market risk was as follows:


                                     1999             December 31,
(000's omitted)
                              High    Low  Average    1999    1998

Interest rate risk            $166     $82    $202    $117    $298
Equity price risk              498     641     478     540     759
Diversification benefit       (265)   (560)   (423)   (437)   (575)
Total                         $399    $163    $257    $220    $482

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 1999 from those reported in 1998 reflect changes in the size and composition of the Company's trading portfolio; more particularly a decrease in the overall size of the Company's portfolio, both long and short values, at December 31, 1999 compared to December 31, 1998. In addition, in 1999, the Company reduced the number of securities in which it makes a market and limited its exposure in a single security. Further discussion of risk management appears in Item 7, Management's Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 1999 is set forth below.

Name/
Age/
Positions held

John L. Bitove
71
A Director of the Company since February 1980;
Retired executive.
- Member of the Audit and Compensation and Stock Option Committees

Richard Crystal
59
A Director of the Company since 1992; Partner,
Whitman Breed Abbott & Morgan LLP (Attorneys-at-Law), US counsel to the Company since 1985.

Albert G. Lowenthal
54
Chairman of the Board, Chief Executive Officer and a Director of the Company since 1985;
Chairman of the Board and Chief Executive
Officer of Fahnestock since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities
Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York brokerage firm.

Kenneth W. McArthur
64
A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-
President Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior
Vice-President Nesbitt Thomson Inc. between July
1989 and January 1993.
- Member of the Audit Committee

A. Winn Oughtred
57
A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP. (Law firm), Canadian counsel to the Company since
1979.

Elaine K. Roberts
48
President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg
75
A Director of the Company since1979; President of Rockport Holdings Limited (a real estate development company) since 1959.
- Member of the Audit and Compensation and Stock Option Committees.


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


Item 11. EXECUTIVE COMPENSATION

General
The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company whose total cash compensation for the fiscal year ended December 31, 1999 exceeded $100,000.

                      Annual Compensation         Long-term Compensation
                                                  #Securities
                                                  Under
Name and                               $Other     Options/           $All
Principal                              Annual     SARs      $LTIP    Other
Occupation        Year $Salary $Bonus  Comp.  RSA Granted   Payouts  Comp.

A.G. Lowenthal,   1999 300,000 0       11,170   0  150,000  981,510  6,270
Chairman, CEO,    1998 300,000 350,000  9,950   0  150,000  0        5,265
and Director of   1997 300,000 0       11,990   0  0        908,000  6,050
the Company;
Chairman and CEO
of Fahnestock

Robert Neuhoff,   1999 230,000 185,000  0       0  50,000   0        6,270
Executive Vice    1998 230,000  87,500  0       0  0        0        5,265
President of      1997 230,000 175,000  0       0  0        0        6,050
Fahnestock

Eric Shames       1999 210,000 110,000  0       0  15,000    0       6,270
Secretary of      1998 187,500  50,000  0       0  15,000    0       5,265
Fahnestock        1997 150,000  75,000  0       0  0         0       6,050

Robert Sablowsky, 1999 200,000  40,000  235,154 0  20,000    0       6,270
Executive Vice    1998 200,000 210,000  200,710 0  0         0       5,265
President of      1997 200,000  10,000  193,173 0  20,000    0       6,050
Fahnestock

Elaine Roberts    1999 133,750 100,000   10,000 0  75,000    0       0
President and     1998 120,000  35,000    9,950 0  0         0       0
Treasurer of the  1997 120,000  70,000   11,990 0  0         0       0
Company

OTHER ANNUAL COMPENSATION - For Mr. Lowenthal and Ms. Roberts, includes Directors Fees of Cdn$10,000 per year plus Cdn$600 per meeting attended and which were converted to $US at the average rate prevailing during the year and for Mr. Sablowsky, includes commissions earned on his retail business. RESTRICTED STOCK AWARDS("RSA") - The Company does not have a plan for granting restricted stock awards.
LTIP PAYOUTS - See discussion under "Performance-Based Compensation
Agreement" and "Stock Appreciation Agreement", described herein. LTIP payouts are paid in January following the year for which they were accrued. ALL OTHER COMPENSATION - This represents Company contributions to the 401(k) Plan.


OPTION EXERCISES AND YEAR-END VALUE TABLE
December 31, 1999
                                                           $Year-end
                                         # of shares       value of
                                         Underlying        unexercised
                                         unexercised       in-the-money
                    Shares               options/SARs      options
                  acquired   $Value      exercisable/      exercisable/
Name           on exercise   Realized    unexercisable     unexercisable

A.G. Lowenthal     150,000   $919,500    0/300,000         0/$159,375
R. Neuhoff          25,000   $95,015     0/50,000          $13,281/$13,281
E. Shames                0   0           7,500/37,500      $30,451/$46,369
R. Sablowsky             0   0           15,000/45,000     $5,625/$26,875
E.Roberts           75,000   $459,750    0/75,000          0/$79,688


Details of number of shares and value of exercisable and unexercisable options are as follows: Those options exercisable in $CDN have been converted at the exchange rate as at December 31, 1999.

                    # of       Option     Price at    Value      Total
                    shares     Price      Dec.31/99   Per Share  Value
A.G. Lowenthal -
unexercisable       150,000    $17.875    $14.9375    0          0
unexercisable       150,000    $13.875    $14.9375    $1.0625    $159,375

R. Neuhoff -
exercisable          12,500    $13.875    $14.9375    $1.0625    $13,281
unexercisable        12,500    $13.875    $14.9375    $1.0625    $13,281

E. Shames -
exercisable           7,500  Cdn$15.70    $14.9375    $4.0575    $30,431
unexercisable         7,500  Cdn$15.70    $14.9375    $4.0575    $30,431
unexercisable        15,000    $17.875    $14.9375    0          0
unexercisable        15,000    $13.875    $14.9375    $1.0625    $15,938

R. Sablowsky -
exercisable          10,000    $14.375    $14.9375    $0.5625    $5,625
unexercisable        10,000    $14.375    $14.9375    $0.5625    $5,625
exercisable           5,000    $20.875    $14.9375    0          0
unexercisable        15,000    $20.875    $14.9375    0          0
unexercisable        20,000    $13.875    $14.9375    $1.0625    $21,250

E. Roberts -
exercisable               0    0          0           0          0
unexercisable        75,000    $13.875    $14.9375    $1.0625    $79,688


OPTION/SAR GRANTS FOR THE YEAR ENDED DECEMBER 31, 1999.
                                                Price of
Date of Grant       Name          # of shares   Option     Expiration date

February 24, 1999   A.G. Lowenthal    150,000   $13.875    February 23, 2004
February 24, 1999   E.K. Roberts       75,000   $13.875    February 23, 2004
February 24, 1999   R. Neuhoff         50,000   $13.875    February 23, 2004
February 24, 1999   R. Sablowsky       20,000   $13.875    February 23, 2004
February 24, 1999   E. Shames          15,000   $13.875    February 23, 2004


Pension Plan

Fahnestock has no pension plans for its officers and employees other than a savings plan qualified under Section 401(k) of the Internal Revenue Code, pursuant to which the Company may make an annual cash contribution based on compensation for each employee. Should participants in the plan elect to receive their employer contribution in the form of Class A Shares, the Company may make an additional contribution of Class A Shares equal in market value to 15% of the purchase price of the Class A Shares. Class A Shares were issued as follows from Treasury to the Company's
401(K) Plan.

                         Number of
Fiscal                    Class A
Year   Date of issue    Shares issued  Price per share
1996   January 14, 1997     70,000     $14.375
1997   January 14, 1998     42,000     $17.6875
1998   January 14, 1999     56,000     $15.875
1999                        NIL

For former FOM employees, who not converted to the Plan option described above, there is another option under the Plan pursuant to which the Company makes regular defined cash contributions based on the Plan document. FOM sponsors an unfunded Supplemental Executive Retirement
Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits.

In addition, U.S. employees of the Company and its subsidiaries are entitled to group health benefits and group life insurance coverage pursuant to plans which do not discriminate in scope, terms, or operation in favor of officers or directors of the Company, and which are generally available to all salaried U.S. employees.

Employee Stock Option Plans

In 1996, the Company established its 1996 Equity Incentive Plan (the "EIP"). The 1986 Incentive Stock Option Plan (the "ISO") and the 1986 Employee Stock Option Plan (the "ESO") which were established in 1986 expired in April 1996. (The EIP, the ISO and the ESO are sometimes hereinafter collectively referred to as the "Plans".) The Plans permit the compensation and stock option committee of the board of directors of the Company to grant options to purchase Class
A Shares of the Company to officers and key employees of the Company and its subsidiaries. Under an amendment to the ESO in June 1992 grants of options are made to the Company's independent directors on a formula basis. Options generally vest at the rate of 25% of the amount granted for each year held. Under the provisions of the Internal Revenue Code, options granted under the ISO qualify as "incentive stock options" and options granted under the ESO do not qualify. The EIP was amended in January 1997 to increase the authorized number of Class A Shares that may be subject to options to 1,850,000. The EIP was further amended on March 25, 1997 to limit the number of options granted to any senior officer of the Company in any 60 month period to 500,000 Class A Shares. On May 17, 1999, the EIP was amended to provide for an increase in the authorized number of Class A Shares that may be subject to options to 2,850,000.

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

Performance-Based Compensation Agreement

In March 1997, the Company entered into a Performance-
Based Compensation Agreement (the "Comp Agreement") effective January 1, 1997 and expiring December 31, 2001 with Albert G. Lowenthal, the Chairman and Chief Executive Officer of the Company and Fahnestock, pursuant to the recommendation of the Company's Compensation and Stock
Option Committee and the approval of the Board of Directors. The purpose of the Comp Agreement was to set the terms under which Mr. Lowenthal's non-salary compensation was to be calculated. The Comp Agreement provides for (1) a written Performance Goal, the formula for which must be established by the Committee within the first 90 days of the year and (2) a Stock Appreciation Amount equal to the amount by which the market value of the Company's Class A Shares at December 31 exceeds the base price as at December 31 of the prior year multiplied by a number of shares to be set each year by the Committee with in the first 90 days of the year. The sum of all performance awards paid under the Comp Agreement shall not exceed $5,000,000.

The Performance Goal established in March 1997 resulted in $908,000 payable to Mr. Lowenthal for fiscal 1997 based on the following formula: (a) 3% of the excess of the Company's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31, 1996), up to a 25% Return on Equity; (b) plus 4% of the excess of the Company's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December 31,
1996).  The Stock Appreciation Amount was set in March
1997 at 150,000 shares and resulted in $456,000 payable to Mr. Lowenthal for fiscal 1997. Mr. Lowenthal and the
Company agreed to accept the amount payable under the Performance Goal, which was less than the formula required, as the full performance-based compensation for fiscal 1997. Both the Performance Goal and the Stock Appreciation
Amount established in March 1998 resulted in nil being payable to Mr. Lowenthal for fiscal 1998. The Performance
Goal established in March 1999 resulted in $981,510 payable to Mr. Lowenthal for fiscal 1999 based on the following formula: (a) 3% of the excess of the Company's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31, 1998), up to a 25% Return on Equity; (b) plus 4% of the excess of the Company's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December 31, 1998); ( c) plus 3% of the amount by which the Company's consolidated net profit for the year ended December 31, 1999 exceeds the average of the Company's consolidated net profit for the three years ended December 31, 1998, 1997 and 1996. The Stock Appreciation Amount resulted in nil being payable to Mr. Lowenthal for fiscal 1999.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following table sets forth information as of December 31, 1999 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

Title of Class
Class B

Identity of
Person or Group/
Mailing Address                   Amount owned          Percent of class

A.G. Lowenthal                     50,484  (1)          50.6%
c/o Fahnestock & Co. Inc.
125 Broad St
New York, NY 10004

O. Roberts                         44,309  (2)          44.4%
c/o Fahnestock Viner Holdings Inc.
Suite 1110, Box 2015
20 Eglinton Ave. W.
Toronto, Canada M4R 1K8
   ____________________________________________________________________
1. All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr. Lowenthal who is Chairman of the Company.
2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") which is wholly-owned by Mrs. Roberts.

(b)  The following table sets forth information as of December
31, 1999 as to the ownership of Class A Shares and Class
B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, naming them, and as to directors and officers of the Company as a group, without naming them.


Title of Class
Class A Shares

Name of Person or Group        Amount Owned        Percentage of Class

A.G. Lowenthal                  2,462,981  (1)         20%
E.K. Roberts                      120,994               1%
A.W. Oughtred                       6,750  (4)          *
J.L. Bitove                        31,730  (4)          *
R. Crystal                         12,500  (3)          *
K.W. McArthur                      35,000               *
B. Winberg                          6,950  (4)          *
Officers and Directors as a
group (7 members)               2,676,905  (1),(3),(4) 22%


Title of Class
Class B Shares

Name of Person or Group         Amount Owned        Percentage of Class

A.G. Lowenthal                     50,484  (2)         51%
E.K. Roberts                          108               *
A.W. Oughtred                           0               *
J.L. Bitove                            20               *
R. Crystal                              0               *
K.W. McArthur                           0               *
B. Winberg                              0               *
Officers and Directors as a
group (7 members)                  50,612              51%
  _______________________________________________________________________
(1) Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,450,900 Class A Shares. Mr. Lowenthal holds 10,731 Class A Shares through the Company's 401(k) plan and 151,350 Class A Shares directly.
(2) Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.
(3) 12,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company's ESO.
(4) 6,250 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Company `s EIP.
 * less than 1%

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

During the last three years Albert G. Lowenthal and Phase II
L.P. have maintained margin accounts with Fahnestock. Such margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The maximum amount of borrowings outstanding during 1999 was nil ($266,000 and nil in 1998 and 1997, respectively). Mr. Robert Neuhoff also maintains a margin account with Fahnestock. The maximum borrowings outstanding during 1999 was $996,000 ($984,000 and $876,000 in 1998 and 1997, respectively).

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

(b)          Reports on Form 8-K
             None

(c)          Exhibits
             See the Exhibit Index included hereinafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New
York, State of New York, on the 20th day of March, 2000.

FAHNESTOCK VINER HOLDINGS INC.


BY:/s/E.K. Roberts
   E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature             Title                 Date

/s/J.L. Bitove        Director              March 20, 2000
J.L. Bitove

/s/ R. Crystal        Director              March 20, 2000
R. Crystal

/s/ A.G. Lowenthal    Chairman, Chief       March 20, 2000
A.G. Lowenthal        Executive Officer,
                      Director

/s/ K.W. McArthur     Director              March 20, 2000
K.W. McArthur

/s/ A.W. Oughtred     Secretary, Director   March 20, 2000
A.W. Oughtred

/s/ E.K. Roberts      President, Treasurer, March 20, 2000
E.K. Roberts          Chief Financial
                      Officer, Director

/s/ B.Winberg         Director              March 20, 2000
B. Winberg


__________________________________________________________________________
	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
	FAHNESTOCK VINER HOLDINGS INC.

Management's Responsibility for Consolidated Financial Statements
F-1

Report of Independent Accountants
F-2

Consolidated Balance Sheet as of December 31, 1999 and 1998
F-3

Consolidated Statement of Operations for the three years ended
December 31, 1999, 1998 and 1997
F-4

Consolidated Statement of Retained Earnings for the three years ended December 31, 1999, 1998 and 1997
F-5

Consolidated Statement of Cash Flows for the three years ended
December 31, 1999, 1998 and 1997
F-6

Notes to Consolidated Financial Statements
F-7
________________________________________________________________________
MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL  STATEMENTS

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

PricewaterhouseCoopers LLP, the Company's independent accountants, conduct an audit of the consolidated financial statements in accordance with generally accepted auditing standards in the United States. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States.

The Board of Directors is responsible for ensuring that management fulfils its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, a majority of whose members are not officers of the Company. The Audit
Committee meets with management as well as with the independent accountants to review the internal controls, consolidated financial statements, and the auditors' report.
The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal                    /s/E.K. Roberts
A.G. Lowenthal,                      E.K. Roberts,
Chairman of the Board                President and Treasurer
and Chief Executive Officer

February 29, 2000
F-1
_________________________________________________________________________
REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, retained earnings, and cash flows present fairly, in all material respects, the financial position of Fahnestock Viner Holdings Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers  LLP

New York, New York
February 29, 2000.
F-2

________________________________________________________________________
                    FAHNESTOCK VINER HOLDINGS INC.
                     CONSOLIDATED BALANCE SHEET
                         AS AT DECEMBER 31,
                                                     1999          1998
                                     Expressed in thousands of U.S. dollars

ASSETS
Current assets
  Cash and short-term deposits                     $10,838       $11,501
  Restricted deposits (note 2)                       2,392         2,312
  Securities purchased under agreement to resell    74,560        12,174
  Deposits with clearing organizations               5,955         7,072
  Receivable from brokers and clearing
    organizations (note 1)                         136,767       167,018
  Receivable from customers                        436,320       334,664
  Securities owned, at market value
    (notes 3 and 5)                                 63,244        88,579
  Demand notes receivable                               30            30
  Other                                             18,988        26,912

                                                   749,094       650,262
Other assets
  Stock exchange seats (approximate market
    value $6,148; $4,798 in 1998)                    1,318         1,507
  Fixed assets, net of accumulated depreciation
    of $11,956; $8,896 in 1998                      10,872         9,286
  Goodwill, at amortized cost                        5,244         5,708

                                                    17,434        16,501

                                                  $766,528      $666,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                   $24,765       $22,734
  Bank call loans (note 5)                          66,322        42,217
  Securities sold under agreement to repurchase     69,031           664
  Payable to brokers and clearing organizations
    (note 1)                                       209,151       235,029
  Payable to customers                             125,207       115,878
  Securities sold, but not yet purchased,
    at market value (note 3)                        18,661        41,104
  Accounts payable and other liabilities            45,301        40,119
  Income taxes payable                              20,672         2,665
  Subordinated loans payable (note 4)                   30            30

                                                   579,140       500,440

Commitments and contingencies (note 10)

Shareholders' equity
  Share capital (note 6)
    12,147,569 Class A non-voting shares
    (1998 - 12,241,269 shares)                      32,518        36,392
         99,680 Class B voting shares                  133           133

                                                    32,651        36,525
  Contributed capital (note 7)                       3,262         2,196
  Retained earnings                                151,475       127,602

                                                   187,388       166,323

                                                  $766,528      $666,763

The accompanying notes are an integral part of these consolidated financial statements.
F-3

                       FAHNESTOCK VINER HOLDINGS INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31,

                                              1999        1998        1997
            Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                              $118,747    $114,889    $103,323
  Principal transactions, net                71,014      32,727      65,972
  Interest                                   43,835      42,028      40,123
  Underwriting fees                          15,550      12,655      11,042
  Advisory fees                              22,440      21,742      15,808
  Other                                       7,525       8,740       5,890

                                            279,111     232,781     242,158
EXPENSES:
  Compensation and related expenses         143,557     130,064     119,785
  Clearing and exchange fee                   8,870       8,634       9,118
  Communications                             21,421      20,930      17,879
  Occupancy costs                            12,722      13,246      11,025
  Interest                                   21,326      21,831      20,161
  Other                                      20,749      16,353      17,706

                                            228,645     211,058     195,674

Profit before income taxes                   50,466      21,723      46,484
Income tax provision (note 8)                23,076       9,276      19,753
NET PROFIT FOR YEAR                         $27,390     $12,447     $26,731
Profit per share (note 9)
   - basic                                    $2.19       $0.99       $2.14
   - diluted                                  $2.17       $0.96       $2.08

The accompanying notes are an integral part of these consolidated financial statements.
F-4

                      FAHNESTOCK VINER HOLDINGS INC.
              CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                   FOR THE YEAR ENDED DECEMBER 31,

                                               1999        1998        1997
                                       Expressed in thousands of U.S. dollars

Retained earnings, beginning of the year    $127,602    $118,686     $94,957
Net profit for the year                       27,390      12,447      26,731
Dividends                                     (3,517)     (3,531)     (3,002)

Retained earnings, end of the year          $151,475    $127,602    $118,686

The accompanying notes are an integral part of these consolidated financial statements.
F-5


                       FAHNESTOCK VINER HOLDINGS INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31,

                                               1999        1998          1997
                                      Expressed in thousands of U.S. dollars

Cash flows from operating activities:
Net profit for the year                     $27,390      $12,447      $26,731
Adjustments to reconcile net profit to
  net cash provided by (used in) operating
  activities:
  Non-cash items included in net profit:
    Depreciation and amortization             3,527        2,905        1,357
    Gain on sale of exchange seat              (492)         -            -
  Decrease (increase) in operating assets:
    Restricted deposits                         (80)        (775)         365
    Securities purchased under agreement
      to resell                             (62,386)     (12,174)         -
    Deposits with clearing organizations      1,117       (2,338)      (1,033)
    Receivable from brokers and clearing
      organizations                          30,251      192,187     (165,787)
    Receivable from customers              (101,656)      16,143          556
    Securities owned                         25,335      (25,317)     (17,693)
    Other assets                              7,924        1,033      (13,919)
   Increase (decrease) in operating
     liabilities:
    Drafts payable                            2,031        4,227        6,069
    Securities sold under agreement to
      repurchase                             68,367          664          -
    Payable to brokers and clearing
      organizations                         (25,878)    (187,144)     226,095
    Payable to customers                      9,329       (1,155)       5,055
    Securities sold, but not yet purchased  (22,443)      10,014       (2,024)
    Accounts payable and other liabilities    5,181       (5,452)       3,010
    Income taxes payable                     18,007      (13,387)       3,708
Cash (used in) provided by operating
  activities                                (14,476)      (8,122)      72,490

Cash flows from investing activities:
  Purchase of First of Michigan Capital
    Corporation, net of cash acquired           -            -        (34,340)
     Proceeds from sale of exchange seat        655          -          1,358
     Purchase of fixed assets                (4,622)      (2,564)      (5,152)
Cash (used in) investing activities          (3,967)      (2,564)     (38,134)

Cash flows from financing activities:
  Cash dividends paid on Class A
    non-voting and Class B shares            (3,517)      (3,531)      (3,002)
  Issuance of Class A non-voting shares       4,164        1,899        1,577
  Repurchase of Class A non-voting
    shares for cancellation                  (8,038)      (6,290)        (482)
  Tax benefit from employee options
    exercised                                 1,066          863          234
  Increase (decrease) in bank call loans     24,105       18,462      (31,262)
Cash provided by (used in) financing
  activities                                 17,780       11,403      (32,935)

Net (decrease) increase in cash and
  short-term deposits                          (663)         717        1,421
Cash and short-term deposits,
  beginning of year                          11,501       10,784        9,363
Cash and short-term deposits,
  end of year                               $10,838      $11,501      $10,784

The accompanying notes are an integral part of these consolidated financial statements.
F-6

                      FAHNESTOCK VINER HOLDINGS INC.
                Notes to Consolidated Financial Statements
                      (Expressed  in U.S. dollars)
                           December 31, 1999

GENERAL
Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc. ("Fahnestock") is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

1. Summary of significant accounting policies
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for the purpose of inclusion in the annual report on Form 10-K. In all material respects, they conform with accounting principles generally accepted in Canada which have been used to prepare the consolidated financial statements for purposes of inclusion in the annual report to shareholders, except the calculation of earnings per share.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
The most significant estimates are related to income taxes and contingencies. Actual results could be materially different from these estimates.

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

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the U.S., are as follows:

	Fahnestock & Co. Inc.		-broker/dealer in securities
	Freedom Investments, Inc.	-discount broker in securities
	Hudson Capital Advisors, Inc.	-investment advisory services
	First of Michigan Corporation 	-broker/dealer in securities
                                          (until December 31,1998)

All significant intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $113,147,000 (1998-
$138,279,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $199,132,000 (1998-$226,763,000).

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

(k) Segment Reporting
In 1998 the Company adopted Statement of Financial Accounting
Standards (FAS) 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 determines segments based upon the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 14).

2. Restricted deposits
Deposits of $2,392,000 (1998-$2,312,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

3. Securities owned and sold, but not yet purchased (at market value)
                                                       1999              1998
Securities owned consist of:
Corporate equities                              $25,387,000       $26,580,000
Corporate debt                                   14,380,000        18,905,000
U.S. government and agency and state and
   municipal government obligations              19,564,000        26,098,000
Options                                               3,000           138,000
Money market funds                                3,910,000        16,858,000

                                                $63,244,000       $88,579,000

Securities sold, but not yet purchased
consist of:
Corporate equities                               $4,454,000       $21,129,000
Corporate debt                                    3,372,000         4,376,000
U.S. government and agency and state and
   municipal government obligations              10,835,000        15,599,000

                                                $18,661,000       $41,104,000

4. Subordinated loans payable
							                                               1999		             1998
Due October 31, 2000, at 5.5%                      $30,000            $30,000

5. Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 7.25% at December 31, 1999. These loans, collateralized by firm and customer securities with market values of approximately $35,408,000 and $148,436,000, respectively, are primarily with two money center banks. Details of the bank call loans are as follows:

                                                      December 31,
                                         1999            1998            1997

Year-end balance                  $66,322,000     $42,217,000     $23,755,000
Weighted interest rate
  (at end of year)                      4.82%           6.03%           6.31%
Maximum balance
  (at any month end)              $66,322,000     $56,432,000     $45,650,000
Average amount outstanding
  (during the year) (1)           $39,505,000     $27,246,000     $23,779,000
Weighted average interest
  rate (during the year) (2)            3.29%           4.30%           4.16%

(1) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 1999, 1998, and 1997 was
$19,378,000, $16,643,000, and $21,449,000, respectively.

6. Share capital
The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

The Company's issued and outstanding share capital is as follows
(no first preference shares have been issued):

                                             1999         1998           1997
12,147,569 (12,241,269 in 1998 and
  12,408,760 in 1997) Class A
  non-voting shares                   $32,518,000   $36,392,000   $40,783,000
99,680 Class B voting shares              133,000       133,000       133,000

                                      $32,651,000   $36,525,000   $40,916,000

Under the Company's 1996 Equity Incentive Plan as amended May
17, 1999 ("EIP"), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company's independent directors on a formula basis. Options are generally granted for a five year term and generally vest at the rate of 25% of the amount granted for each year held. The authorized number of Class A non-voting shares that may be made subject to options under the EIP is 2,850,000.

                                          1999                   1998

                                  Number of  Weighted    Number of  Weighted
                                     Shares   Average       Shares   Average
                                             Exercise               Exercise
                                                Price                  Price
Options outstanding,
  beginning of year               1,226,110    $12.71    1,120,030    $10.47
Options granted                     755,909    $14.96      392,860    $18.24
Options exercised                  (413,000)    $7.93     (206,000)    $5.61
Options forfeited                   (51,350)   $15.16      (40,780)   $18.40
Options outstanding, end of year  1,557,669    $15.18    1,226,110    $12.71
Options vested, end of year         152,750     $9.04      376,500     $7.85

The following table summarizes stock options outstanding and exercisable as at December 31, 1999.

Range of              Number     Weighted     Weighted    Number      Weighted
Exercise         Outstanding     Average      Average     Exercisable Average
Price                            Remaining    Exercise                Exercise
In U.S. $                        Contractual  Price                   Price
                                 Life

$5.46 - $14.38       268,250     1.4 years     $11.06     127,750     $11.07
$14.50 - $21.50    1,289,419     3.9 years     $16.04      25,000     $17.48

$5.46 - $21.50     1,557,669     3.4 years     $15.18     152,750     $12.12

The Company issued Class A non-voting shares from Treasury to the Company's 401(k) plan as follows:

Year Number of    Date                    Issue price    Total consideration
        shares    of issue                per share      paid

1997    42,000    January 14, 1998         $17.6875       $743,000
1998    56,000    January 12, 1999         $15.875        $889,000
1999       nil

In 1999, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows (U.S. $0.28 in 1998):

Dividend per share  Record Date               Payment Date

US$0.07             February 12, 1999         February 26, 1999
US$0.07             May 7, 1999               May 21, 1999
US$0.07             August 6, 1999            August 20, 1999
US$0.07             November 5, 1999          November 19, 1999

The Company may purchase up to 758,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock
Exchange. During the year ended December 31, 1999, the
Company purchased 275,200 Class A non-voting shares for a total consideration of $3,853,000 under a Normal Course Issuer Bid which expired on July 2, 1999 and 287,500 Class A non-voting shares for a total consideration of $4,185,000 under the currently effective Normal Course Issuer Bid (415,500 shares for $6,290,000 in 1998 and 27,000 shares for $482,000 in 1997). Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2000.

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

8. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

F-12

                                         1999            1998            1997

Profit before income tax          $50,466,000     $21,723,000     $46,484,000

U.S. federal tax at 35%           $17,663,000      $7,589,000     $16,289,000
Canadian tax at 44%                     -              17,000         (25,000)
Combined state and local tax        4,444,000       1,870,000       4,263,000

Income taxes before under-noted    22,107,000       9,476,000      20,527,000
Tax effect of non-taxable
  interest and dividends             (177,000)       (244,000)        (88,000)
Tax effect of differences
  between accounting and
  taxable income                    1,146,000          44,000        (686,000)

Income taxes                      $23,076,000      $9,276,000     $19,753,000

Profit before income tax provision
Canadian operations                     -             $39,000       $( 56,000)
U.S. operations                   $50,466,000     $21,684,000     $46,540,000

The current U.S. income tax provision in 1999 is $23,076,000
($9,276,000 in 1998 and $19,753 in 1997).  The current Canadian income tax provision in 1999 is nil  (nil in 1998 and 1997).

Income taxes included in the consolidated statements of income represent the following:
                                              Year ended December 31,
                                        1999            1998             1997

U.S. Federal tax                 $16,239,000      $6,399,000      $13,218,000
State and local tax                6,837,000       2,877,000        6,535,000
Canadian tax                           -               -                -

                                 $23,076,000      $9,276,000      $19,753,000

Aggregate deferred tax assets, which relate primarily to fixed assets and non-deductible expenses, are included in other assets and amounted to approximately $3,100,000.

On a cash basis, the Company paid income taxes for the years ended December 31, 1999, 1998 and 1997 in the amounts of $4,700,000, $21,170,000 and $15,588,000, respectively.

9. Earnings per share
                                       1999             1998             1997
Basic weighted average
  number of shares outstanding   12,479,550       12,575,905       12,494,054
Stock options                       114,902          365,412          383,887
Diluted common shares            12,594,452       12,941,317       12,877,941

Net profit                      $27,390,000      $12,447,000      $26,731,000

Basic profit per share                $2.19            $0.99            $2.14
Diluted profit per share              $2.17            $0.96            $2.08

Statement of Financial Accounting Standards No.128 - Earnings
Per Share ("FAS 128") required a change in the method of calculation for both basic and diluted earnings per share for periods ended after December 15, 1997. Earnings per share for the year ended December 31, 1997 have been restated to comply with FAS
128. The dilutive impact of stock options has been determined by application of the treasury stock method.

FASB Statement No.123 "Accounting for Stock-Based
Compensation" ("SFAS 123") was issued in 1995, and changed the method for accounting for stock compensation plans similar to those of the Company.

Adoption of SFAS 123's fair value recognition method is optional.
The Company has chosen to continue to apply Accounting
Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations in accounting for its stock compensation plans.

The unaudited proforma results if compensation expense for the Company's 1999 grants for stock compensation had been determined in accordance with SFAS 123 are as follows:

                    December 31, 1999   December 31, 1998   December 31, 1997
                         As                  As                  As
                   Reported  Proforma  Reported  Proforma  Reported  Proforma

Net profit
 (000's omitted)    $27,390   $26,215   $12,447   $11,857   $26,731   $26,406
Basic profit
 per share            $2.19     $2.10     $0.99     $0.94     $2.14     $2.11
Diluted
 profit per
 share                $2.17     $2.08     $0.96     $0.92     $2.08     $2.05

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 1999: risk-free interest rates ranging from 4.78% to 6.34% (4.02% to 5.63% in 1998 and 5.68% to 6.37% in 1997), expected dividend yield of 1.8%, expected life of 5 years and expected volatility ranging from 24% to 48% (24% to 30% in 1998 and 28% to 33% in 1997). The
weighted average fair value of options granted during 1998 was $3,889,000 ($1,747,000 in 1998 and $1,054,000 in 1997). The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

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

10. Commitments and contingencies
(a) The Company and its subsidiaries are obligated under lease agreements expiring at various dates through 2013 to pay the following future minimum rentals:

2000                    $7,056,000
2001                     6,198,000
2002                     5,129,000
2003                     4,518,000
2004 and thereafter     24,491,000
Total                  $47,392,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 1999, 1998 and 1997 was $8,182,000, $8,226,000 and $6,689,000,
respectively.

(c) The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Fahnestock plan provides that the Company may make discretionary contributions. For certain employees who were formerly employed by FOM, contributions are made in accordance with the terms of the plan document.

FOM sponsors an unfunded Supplemental Executive Retirement
Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $2,208,000 at December 31, 1999.

The Company made contributions to the plans of $2,692,000, $2,344,000 and $2,207,000 in 1999, 1998 and 1997, respectively.

(d) At December 31, 1999, the Company has collateralized and uncollateralized letters of credit for $23,500,000. Collateral for these letters of credit include marketable securities of approximately
$19,639,000, pledged to two financial institutions. No amounts have been drawn on the letters of credit at December 31, 1999.

(e) The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

(f) The Company's principal subsidiary, Fahnestock, is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule").
Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule
15c3-3. At December 31, 1999, Fahnestock had net capital of
$130,166,000 which was $119,888,000 in excess of the
$10,278,000 required to be maintained at that date.

(g)  In accordance with the Securities and Exchange Commission's
No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 1999. The Company had no deposit requirements as of December 31, 1999.

11. Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company's policy to periodically review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 1999, approximately $118,858,000 of customer securities are pledged as collateral for securities lending activity. Included in receivable from brokers and clearing organizations are receivables from five major broker-dealers totalling $67,672,000.

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

As part of its trading strategy, the Company uses derivative financial instruments. Principal transactions revenue, including derivatives, for the year ended December 31, 1999 included revenue from trading equities of $57,078,000 ($14,617,000 in 1998 and $53,828,000 in 1997) and revenue from trading fixed income securities of $13,936,000 ($18,110,000 in 1998 and $12,144,000 in
1997).

Futures contracts, comprised mainly of stock index futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 1999, the Company had open contracts to sell stock index futures contracts with notional values of approximately $22,263,000 ($18,682,000 in 1998). The fair value of these derivative financial instruments included in brokers and clearing organizations at December 31, 1999 was approximately $974,000 ($1,012,000 in 1998), and the monthly average fair values of the instruments during the year were assets of $267,000 and liabilities of $335,000 (assets of $738,000 and liabilities of $265,000 in 1998).

Cash is deposited to satisfy initial margin requirements for open futures contracts and is included in receivable from brokers and clearing organizations with any gain or loss from the unsettled futures transactions.

At December 31, 1999 the Company had outstanding commitments to buy and sell of $1,466,000 and $188,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

12. Impact of Recently Issued Accounting Standards
The Company has adopted Statement of Financial Accounting
Standards No. 125, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" and No. 131,
"Disclosures about Segments of an Enterprise and Related
Information" in 1998.

New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

13. Related Party Transactions
The Company has notes and accounts receivable for employees, net, of approximately $3,212,000 at December 31, 1999. These amounts will be forgiven over a three year period from the initial date of the loan and are contingent on their continued employment with the Company. The unamortized potion of the notes become due on demand in the event the employee departs during the three year period.

14. Segment Information
The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product.
The Company's segments are: Retail Branches which includes all business generated by the Company's 73 branches, including commission and fee income earned on client transactions; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; Interest which is derived from client margin accounts, stock loan activities and financing activities; and Asset Management which includes fees from money market funds and the investment management services of Hudson Capital and Fahnestock's asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The
Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported operating income of the Company for the year ended December 31, 1999.
The Company's business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

                                     Year ended December 31,
                               1999             1998            1997

Revenue:
Retail Branches        $148,584,000     $138,862,000     $116,173,000
Capital Markets          74,027,000       38,153,000       74,728,000
Asset Management         12,177,000       11,740,000       10,031,000
Interest                 39,753,000       38,810,000       38,917,000
Other                     4,570,000        5,216,000        2,309,000
Total                  $279,111,000     $232,781,000     $242,158,000

Operating Income:
Retail Branches          $5,220,000       $3,579,000       $1,712,000
Capital Markets          16,307,000       (5,530,000)      19,425,000
Asset Management          7,760,000        7,361,000        6,282,000
Interest                 18,382,000       17,078,000       16,552,000
Other                     2,797,000         (765,000)       2,513,000
Total                   $50,466,000      $21,723,000      $46,484,000

15. Subsequent event
On January 29, 2000, a cash dividend of U.S.$0.07 per share
(totalling $855,000) was declared payable on February 25, 2000 to holders of Class A non-voting and Class B shares of record on February 11, 2000.

EXHIBIT INDEX
Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.
Number/
Description

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