Form 10-Q
period 2000-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 2000-05-03
CIK 791963

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

                             FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended  March 31, 2000
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on April 19, 2000 was 12,006,619 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.
INDEX

                                                                  					Page No.
      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)
                  	Consolidated Balance Sheet
                    	as of March 31, 2000
                    	and December 31, 1999

                  	Consolidated Statement of Operations
                    	for the three months ended
                    	March 31, 2000 and  1999

                  	Consolidated Statement of Cash Flows
                    	for the three months ended
                    	March 31, 2000 and  1999

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

     SIGNATURES


                       FAHNESTOCK VINER HOLDINGS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
unaudited
                                                    March 31,    December 31,
                                                         2000            1999
Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                        $11,659         $10,838
  Restricted deposits                                   2,681           2,392
  Securities purchased under agreement to resell       51,034          74,560
  Deposits with clearing organizations                 11,075           5,955
  Receivable from brokers and clearing organizations  163,693         136,767
  Receivable from customers                           560,455         436,320
  Securities owned, at market value                    59,544          63,244
  Demand notes receivable                                 -                30
  Other                                                19,323          18,988

                                                      879,464         749,094
Other assets
  Stock exchange seats (approximate market value
     $5,910; $6,148 in 1999)                            1,318           1,318
  Fixed assets, net of accumulated depreciation of
     $12,703; $11,956 in 1999                          10,369          10,872
  Goodwill, at amortized cost                           5,128           5,244

                                                       16,815          17,434

                                                     $896,279        $766,528


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                      $27,851         $24,765
  Bank call loans                                     155,281          66,322
  Securities sold under agreement to repurchase        44,031          69,031
  Payable to brokers and clearing organizations       229,366         209,151
  Payable to customers                                159,261         125,207
  Securities sold, but not yet purchased,
    at market value                                    20,175          18,661
  Accounts payable and other liabilities               44,033          45,301
  Income taxes payable                                 13,362          20,672
  Subordinated loans payable                              -                30

                                                      693,360         579,140

Shareholders' equity
  Share capital
     12,006,619 Class A non-voting shares
        (1999 - 12,147,569 shares)                     30,324          32,518
      99,680 Class B voting shares                        133             133

                                                       30,457          32,651
     Contributed capital                                3,262           3,262
     Retained earnings                                169,200         151,475

                                                      202,919         187,388

                                                     $896,279        $766,528

The accompanying notes are an integral part of these condensed financial statements.



                     FAHNESTOCK VINER HOLDINGS INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)
                                                         2000            1999
Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                                         $38,232         $29,273
  Principal transactions, net                          40,944          14,803
  Interest                                             13,674           9,196
  Underwriting fees                                     2,981           2,916
  Advisory fees                                         5,768           6,499
  Other                                                 1,793           1,264

                                                      103,392          63,951

EXPENSES:
  Compensation and related expenses                    47,036          33,994
  Clearing and exchange fee                             2,289           2,180
  Communications                                        6,020           5,328
  Occupancy costs                                       3,265           3,007
  Interest                                              6,650           4,635
  Other                                                 3,807           4,815

                                                       69,067          53,959

Profit before income taxes                             34,325           9,992
Income tax provision                                   15,745           4,647

NET PROFIT FOR PERIOD                                 $18,580          $5,345

Profit per share
          - basic                                       $1.53           $0.43
          - diluted                                     $1.51           $0.42

The accompanying notes are an integral part of these condensed financial statements.


                          FAHNESTOCK VINER HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
unaudited
                                                          2000          1999
Expressed in thousands of U.S. dollars

Cash flows from operating activities:
Net profit for the period                              $18,580        $5,345
Adjustments to reconcile net profit to net cash
 provided by (used in) operating activities:
 Non-cash items included in net profit:
  Depreciation and amortization                            863           809
 Decrease (increase) in operating assets,
   Restricted deposits                                    (289)           10
   Securities purchased under agreements to resell      23,526         5,983
   Deposits with clearing organizations                 (5,120)        2,122
   Receivable from brokers and clearing organizations  (26,926)      (60,850)
   Receivable from customers                          (124,135)      (63,117)
   Securities owned                                      3,700       (21,970)
   Demand noted receivable                                  30           -
   Other assets                                           (335)        8,196
 Increase (decrease) in operating liabilities,
   Drafts payable                                        3,086       (10,910)
   Securities sold under agreement to repurchase       (25,000)       21,736
   Payable to brokers and clearing organizations        20,215       140,958
   Payable to customers                                 34,054        (8,724)
   Securities sold, but not yet purchased                1,514        (1,578)
   Accounts payable and other liabilities               (1,268)         (317)
   Income taxes payable                                 (7,310)        1,955

Cash (used in) provided by operating activities        (84,815)       19,648

Cash flows from investing activities:
 Purchase of fixed assets                                 (244)         (439)

Cash used in investing activities                         (244)         (439)

Cash flows from financing activities:
 Cash dividends paid on Class A non-voting and
  Class B shares                                          (855)         (892)
 Issuance of Class A non-voting shares                      14         3,771
 Repurchase of Class A non-voting shares
  for cancellation                                      (2,208)       (3,526)
 Decrease in subordinated loans payable                    (30)          -
 Tax benefit from employee stock options exercised         -             909
 Increase (decrease) in bank call loans                 88,959       (20,702)

Cash provided by (used in) financing activities         85,880       (20,440)

Net increase (decrease) in cash and
 short-term deposits                                       821        (1,231)
Cash and short-term deposits, beginning of period       10,838        11,501

Cash and short-term deposits, end of period            $11,659       $10,270

The accompanying notes are an integral part of these condensed financial statements


                   FAHNESTOCK VINER HOLDINGS INC.
         Notes to Condensed Consolidated Financial Statements  (unaudited)

1.    Basis of Presentation
The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 76 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. Fahnestock conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 748 financial consultants.

All material intercompany accounts have been eliminated in consolidation.

The Company's condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1999 including the summary of the significant accounting policies utilized by the Company.

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

Profit per share has been calculated as follows:

                                         Three months ended  March 31,
                                                2000             1999

Basic weighted average number of
shares outstanding                         12,182,624       12,511,282
Net effect, treasury stock method             143,563          140,134

Diluted common shares                      12,326,187       12,651,416


Net profit for the period                 $18,580,000       $5,345,000

Basic profit per share                          $1.53            $0.43
Diluted profit per share                        $1.51            $0.42

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

At March 31, 2000, the net capital of Fahnestock as calculated under the Rule was $139,002,000 or 21% of Fahnestock's aggregate debit items. This was $125,701,000 in excess of the minimum required net capital.

4.  Segment Information
	The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

000's omitted                           Three Months Ended March 31,
                                              2000             1999
Revenue:
Retail Branches                            $49,873          $35,424
Capital Markets                             35,885           16,071
Asset Management                             3,360            2,952
Interest                                    12,854            8,426
Other                                        1,420            1,078

Total                                     $103,392          $63,951

Operating Income:
Retail Branches                             $4,731           $1,756
Capital Markets                             12,591            3,476
Asset Management                             2,112            1,835
Interest                                     5,902            3,619
Other                                        8,989             (694)

Total                                      $34,325           $9,992


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

Results of Operations

	Net profit for the first quarter ended March 31, 2000 was $18,580,000 or $1.53 per share compared to $5,345,000 or $0.43 per share for the first quarter of 1999, an increase of 248% in net profit. Revenue for the first quarter of 2000 was $103,392,000, an increase of 62% compared to revenue of $63,951,000 in the first quarter of 1999 as commissions, trading activities, and interest income all increased to record levels during the quarter, and significantly surpassed prior year levels.


	During the first quarter of 2000, results were driven by record market trading volume, record share prices in both the NASDAQ and listed markets, as well as greatly increased market volatility. The Company realized record levels of commissions, revenue from principal transactions and interest income derived primarily from higher customer debit balances. Investors continued to favor the securities of technology and biotechnology companies, sending an unprecedented inflow of funds into specialty mutual funds in these two sectors.

	Results for the quarter reflected the Company's determination to continue to expand in all of its business segments. While the Company clearly benefited from strong market conditions, its long-term success will continue to be based on its commitment to client service and investment in new technology.

	Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased by 31% in the first quarter of 2000 compared to the first quarter of 1999 due to booming market conditions, spurred by insatiable investor interest in the new economy issues. Net revenue from principal transactions increased by 177% compared to the first quarter of 1999. Market trading volumes were huge and the trading departments were on the right side of a steeply rising market. Investment banking revenues achieved the same levels in the first quarter 2000 as was achieved in the comparable quarter of 1999. Advisory fees decreased by 11% due to reduced placement fees as a result of a lower level of participation in corporate syndicates this year compared to the prior year. Net interest revenue (interest revenue less interest expense) increased by 54% in the first quarter of 2000 compared to the same period in 1999 as a result of higher stock borrow/stock loan activity and higher levels of interest-earning assets, high customer debit balances
carried and higher interest rates.   Expenses, other than compensation and
interest, were at roughly the same levels in the first quarter of 2000 as in the first quarter of 1999. Compensation expense and interest expense have volume-related components and , therefore, increased with the increase in the level of business conducted in 2000 compared to 1999.

Liquidity and Capital Resources

Total assets at March 31, 2000 of $896,279,000 increased by approximately 17% from $766,528,000 at December 31, 1999 due primarily to higher customer and broker/dealer balances. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 2000, $155,281,000 of such borrowings were outstanding.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

The Company previously announced that it intends to purchase up to 758,000 of its Class A non-voting shares (approximately 10% of the public float) by way of a Normal Course Issuer Bid through the facilities of the Toronto and New York Stock Exchanges during the period July 5, 1999 through July 4, 2000. The Company believes that its Class A non-voting shares may be undervalued from time to time and that the repurchase of such shares is an appropriate use of corporate funds.

Through March 31, 2000, the Company has purchased through the facilities of the New York and the Toronto Stock Exchanges pursuant to the Normal Course Issuer Bid and cancelled a total of 429,600 Class A non-voting shares at an average cost of $14.8823. Of these purchases, a total of 142,100 Class A non-voting shares with an average cost of $15.5414, were purchased and cancelled during the first quarter of 2000.

On February 29, 2000, the Company paid cash dividends of $0.07 per Class A non-voting and Class B share totalling $855,000 from available cash on hand.

On April 19, 2000, the board of directors declared a regular quarterly cash dividend of U.S.$0.08 per Class A non-voting and Class B share payable on May 19, 2000 to shareholders of record on May 5, 2000.

The book value of the Company's Class A non-voting and Class B shares is U.S.$16.76 at March 31, 2000 (U.S.$13.76 at March 31, 1999),
based on total outstanding shares of 12,106,299 and 12,497,999, respectively.

Year 2000 Disclosure

	The Company has not encountered any material problems with either its internal systems or with vendor systems associated with the transition to Year 2000. The Company continues to monitor its risk relating to the Year 2000 problem. The Company has in place a comprehensive contingency plan which addresses disruptions due to disaster or the inability to use its principal technology platform.

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

	At March 31, 2000 and 1999, the Company's value-at-risk for each component of market risk was as follows:

000's omitted                             March 31,
                                    2000            1999

Interest rate risk                   $71            $254
Equity price risk                    796             518
Diversification benefit             (417)           (345)

Total                               $450            $427

	The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2000 from those reported in 1999 reflect reductions in the size and changes in the composition of the Company's trading portfolio. The Company's overall exposure in 2000 compared to 1999 increased modestly. The weighting of the portfolio shifted toward equities and away from debt, with a reduction in overall exposure provided through a diversification benefit arising out of a market hedge.

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

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None




 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of April, 2000.

                                     FAHNESTOCK VINER HOLDINGS INC.


                                      By:  /s/ A.G. Lowenthal
                                         A.G.Lowenthal, Chairman
                                      (Principal Financial Officer)


                                       By: /s/ E.K. Roberts
                                         E.K.Roberts, President
                                       (Duly Authorized Officer)