Form 10-Q
period 2000-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 2000-08-03
CIK 791963

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                             FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended  June 30, 2000
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on July 19, 2000 was 11,964,759 and 99,680 shares, respectively.


FAHNESTOCK VINER HOLDINGS INC.
INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheet
            as of June 30, 2000 and December 31, 1999

            Consolidated Statement of Operations
            for the three and six months ended June 30, 2000 and  1999

            Consolidated Statement of Cash Flows
            for the six months ended June 30, 2000 and  1999

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

SIGNATURES


                      FAHNESTOCK VINER HOLDINGS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

Expressed in thousands of U.S. dollars
                                                     JUNE 30,    DECEMBER 31,
                                                         2000           1999
ASSETS
Current assets
  Cash and short-term deposits                        $10,567         $10,838
  Restricted deposits                                   2,630           2,392
  Securities purchased under agreement to resell       29,353          74,560
  Deposits with clearing organizations                  5,459           5,955
  Receivable from brokers and clearing organizations  149,930         136,767
  Receivable from customers                           501,700         436,320
  Securities owned, at market value                    56,232          63,244
  Other                                                15,424          19,018

                                                      771,295         749,094

Other assets
  Stock exchange seats (approximate market value
     $7,676; $6,148 in 1999)                            3,018           1,318
  Fixed assets, net of accumulated depreciation of
     $13,275; $11,956 in 1999                          10,232          10,872
  Goodwill, at amortized cost                           3,634           5,244

                                                       16,884          17,434

                                                     $788,179        $766,528


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                      $21,325         $24,765
  Bank call loans                                      84,765          66,322
  Securities sold under agreement to repurchase        24,000          69,031
  Payable to brokers and clearing organizations       232,172         209,151
  Payable to customers                                146,470         125,207
  Securities sold, but not yet purchased,
      at market value                                  13,768          18,661
  Accounts payable and other liabilities               43,912          45,331
  Income taxes payable                                 12,955          20,672

                                                      579,367         579,140

Shareholders' equity
  Share capital
     11,933,759 Class A non-voting shares
     (1999 - 12,147,569 shares)                        28,895          32,518
      99,680 Class B voting shares                        133             133

                                                       29,028          32,651
     Contributed capital                                3,262           3,262
     Retained earnings                                176,522         151,475

                                                      208,812         187,388

                                                     $788,179        $766,528

The accompanying notes are an integral part of these condensed financial statements.



                        FAHNESTOCK VINER HOLDINGS INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS  (Unaudited)

Expressed in thousands of U.S.
dollars, except per share amounts

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                    2000       1999         2000       1999

REVENUE:
  Commissions                     $29,816    $31,540      $68,048    $60,813
  Principal transactions, net      16,178     20,135       57,122     34,938
  Interest                         13,708     10,992       27,382     20,188
  Underwriting fees                 2,132      2,690        5,113      5,606
  Advisory fees                     5,025      5,519       10,793     12,018
  Other                             2,565      2,072        4,358      3,336

                                   69,424     72,948      172,816    136,899

EXPENSES:
  Compensation and related
     expenses                      34,857     37,189       81,893     71,183
  Clearing and exchange fees        1,618      2,452        3,907      4,632
  Communications                    5,893      5,377       11,913     10,705
  Occupancy costs                   3,217      3,353        6,482      6,360
  Interest                          5,905      5,579       12,555     10,214
  Other                             3,529      5,243        7,336     10,058

                                   55,019     59,193      124,086    113,152

Profit before income taxes         14,405     13,755       48,730     23,747
Income tax provision                6,113      6,148       21,858     10,795

NET PROFIT FOR PERIOD              $8,292     $7,607      $26,872    $12,952

Profit per share
          - basic                   $0.68      $0.61        $2.21      $1.04
          - diluted                 $0.67      $0.60        $2.18      $1.02

The accompanying notes are an integral part of these condensed financial statements.



                 FAHNESTOCK VINER HOLDINGS INC.
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Expressed in thousands of U.S. dollars

                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                           2000         1999
Cash flows from operating activities:
Net profit for the period                               $26,872      $12,952
Adjustments to reconcile net profit to net cash
provided by (used in) operating activities:
  Non-cash items included in net profit:
    Depreciation and amortization                         1,535         1,686
    Gain on sale of exchange seat                           -            (492)
  Decrease (increase) in operating assets, net
  of the effect of the  acquisition of
  Propp &  Company Inc.
    Restricted deposits                                    (238)         (439)
    Securities purchased under agreement to resell       45,207       (25,893)
    Deposits with clearing organizations                    496        (5,255)
    Receivable from brokers and clearing organizations  (13,163)      (30,906)
    Receivable from customers                           (65,380)     (131,944)
    Securities owned                                      7,012         9,831
    Other assets                                          4,382         9,302
  Increase (decrease) in operating liabilities,
  net of the effect of the acquisition of
  Propp & Company Inc.
    Drafts payable                                       (3,439)       (6,710)
    Securities sold under agreement to repurchase       (45,031)       27,761
    Payable to brokers and clearing organizations        23,022       149,437
    Payable to customers                                 21,263           780
    Securities sold, but not yet purchased               (4,893)        4,154
    Accounts payable and other liabilities               (1,489)       (2,180)
    Income taxes payable                                 (8,008)        5,567

Cash (used in) provided by operating activities         (11,852)       17,651

Cash flows from investing activities:
  Purchase of Propp & Company Inc.,
    net of cash acquired                                   (740)          -
  Proceeds from sale of exchange seat                       -             655
  Purchase of fixed assets                                 (675)       (1,453)

Cash used in investing activities                        (1,415)         (798)

Cash flows from financing activities:
  Cash dividends paid on Class A non-voting
    and Class B shares                                   (1,824)       (1,768)
  Issuance of Class A non-voting shares                     293         3,771
  Repurchase of Class A non-voting shares
    for cancellation                                     (3,916)       (3,853)
  Tax benefit from employee stock options exercised         -             909
  Increase (decrease) in bank call loans                 18,443       (12,438)

Cash provided by (used in)  financing activities         12,996       (13,379)

Net (decrease) increase in cash and short-term deposits    (271)        3,474
Cash and short-term deposits, beginning of period        10,838        11,501

Cash and short-term deposits, end of period             $10,567       $14,975

The accompanying notes are an integral part of these condensed financial statements


                   FAHNESTOCK VINER HOLDINGS INC.
         Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Presentation
The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries ( together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services.
The Company provides its services from 76 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. Fahnestock conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,290 people, of whom 753 are financial consultants

All material intercompany accounts have been eliminated in consolidation.

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

Profit per share has been calculated as follows:


                                 Three Months Ended          Six Months ended
                                       June 30,                 June 30
                                   2000        1999         2000          1999

Basic weighted average number
of shares outstanding        12,141,317   12,511,060   12,141,317   12,511,060
Net effect, treasury method     150,703      161,412      183,173      133,962
Diluted common shares        12,292,020   12,672,472   12,324,490   12,645,022

Net profit for the period    $8,292,000   $7,607,000  $26,872,000  $12,952,000

Basic profit per share            $0.68        $0.61        $2.21        $1.04
Diluted profit per share          $0.67        $0.60        $2.18        $1.02


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

At June 30, 2000, the net capital of Fahnestock as calculated under the Rule was $144,252,000 or 26% of Fahnestock's aggregate debit items. This was $133,158,000 in excess of the minimum required net capital.

4.  Segment Information
	The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The
Company's business is conducted primarily in the U.S.   Asset
information by reportable segment is not reported, since the Company does not produce such information for internal use.


Expressed in thousands of U.S. dollars
                                  Three Months ended        Six Months Ended
                                        June 30,                  June 30,
                                   2000         1999       2000          1999
Revenue:
Retail Branches                  $35,591     $39,655    $85,464       $75,079
Capital Markets                   16,310      18,592     52,195        34,663
Asset Management                   3,177       3,045      6,537         5,998
Interest                          13,226       9,799     26,080        18,225
Other                              1,120       1,857      2,540         2,934

Total                            $69,424     $72,948   $172,816      $136,899


Operating Income:
Retail Branches                     $871      $1,764     $5,772        $3,621
Capital Markets                    2,787       5,426     15,378         8,902
Asset Management                   1,954       1,865      4,066         3,700
Interest                           6,825       4,378     12,727         7,997
Other                              1,968         322     10,787          (473)

Total                            $14,405     $13,755    $48,730       $23,747


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

Results of Operations
Net profit for the quarter ended June 30, 2000 was $8,292,000 or $0.68 per share compared to $7,607,000 or $0.61 per share for the first quarter of 1999, an increase of 9% in net profit, reflecting higher net interest revenue and a reduction in expenses. Revenue for the second quarter of 2000 was $69,424,000, a decrease of 5% compared to revenue of $72,948,000 in the second quarter of 1999 reflecting lower levels of commission income and income from principal transactions due to lower overall stock market volumes, partially offset by higher interest income, compared to the same period in 1999.

Results for the second quarter of 2000 reflected substantially increased market volatility as technology stocks declined precipitously and then partially recovered during the quarter. This was more fully reflected in the movement of the NASDAQ composite average which declined from a high of 5132 in March
2000 to a low of 3165 during the quarter and ended at 3966. As a result, investors reduced their activity levels and instead, focussed on interest rate increases by the Federal Reserve Board and fears of emerging inflationary conditions as energy prices and wage rates posted significant increases.

Commission income and to a large extent, income from
principal transactions, depend on market volume levels. Commission revenue decreased by 5% in the second quarter of 2000 compared to the second quarter of 1999 due to investor concern about market volatility and economic factors. Net revenue from principal transactions decreased by 20% compared to the second quarter of
1999.  Due to high market volatility, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant.  Investment banking revenues declined by 21% compared to the second quarter of 1999 as investor concerns about the economy dampened the market for new issues. Advisory fees decreased by 9%
due to reduced placement fees as a result of a lower level of participation in corporate syndicates this year compared to the prior year. Net interest revenue (interest revenue less interest expense) increased by 44% in the second quarter of 2000 compared to the same period in 1999 as a result of higher stock borrow/stock loan activity and higher levels of interest-earning assets, high customer
debit balances carried and higher interest rates.   Expenses decreased
in the second quarter of 2000 compared to the same period in 1999. Compensation expense and clearing and exchange fees have volume-related components and , therefore, decreased with the decreased level of business conducted in 2000 compared to 1999.
The cost of communications and technology increased 10% in the second quarter of 2000 compared to 1999 due to the implementation of a much improved technology platform Company-wide in the summer of 1999.

Other Business

The Company purchased the outstanding shares of Propp &
Company Inc. on May 15, 2000 for $7,006,000. The purchase price was less than the fair value of Propp & Company Inc.'s net assets at the acquisition date by $1,391,000. This difference will be amortized on a straight line basis over 20 years.

Liquidity and Capital Resources
Total assets at June 30, 2000 of $788,179,000 increased by approximately 3% from $766,528,000 at December 31, 1999 due primarily to higher customer and broker/dealer balances. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 2000, $84,765,000 of such borrowings were outstanding, an increase of 28% over outstanding borrowings at December 31, 1999.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Through June 30, 2000, the Company has purchased through the facilities of the New York and the Toronto Stock Exchanges pursuant to the Normal Course Issuer Bid and cancelled a total of 532,100 Class A non-voting shares at an average cost of $15.225. Of these purchases, a total of 244,600 Class A non-voting shares with an average cost of $16.01, were purchased and cancelled during 2000.

On June 29, 2000 the Company announced its intention to purchase for cancellation up to 596,537 of its Class A non-voting shares (approximately 5% of outstanding Class A shares) by way of a normal course issuer bid through the facilities of the New York and Toronto Stock Exchanges during the period commencing July 5,
2000 and terminating July 4, 2001. The Company believes that its Class A non-voting shares may be undervalued from time to time and that the repurchase of such shares is an appropriate use of corporate funds.

On February 29, 2000 and May 19, 2000, the Company paid cash dividends of $0.07 and $0.08, respectively, per Class A non-voting and Class B share totaling $1,824,000 from available cash on hand.

On July 19, 2000, the board of directors declared a regular quarterly cash dividend of U.S.$0.08 per Class A non-voting and Class B share payable on August 18, 2000 to shareholders of record on August 4, 2000.

The book value of the Company's Class A non-voting and Class B shares is U.S.$17.35 at June 30, 2000 (U.S.$14.29 at June
30, 1999), based on total outstanding shares of 12,033,439 and 12,475,499, respectively.

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

At June 30, 2000 and 1999, the Company's value-at-risk for each component of market risk was as follows:

Expressed in thousands of U.S. dollars
                                June 30,
                              2000       1999

Interest rate risk            $116       $166
Equity price risk              978        498
Diversification benefit       (543)      (265)

Total                         $551       $399

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2000 from those reported in 1999 reflect reductions in the size and changes in the composition of the Company's trading portfolio. The
Company's overall exposure in 2000 compared to 1999 increased.
The increase in the Company's exposure from the shifting of the weighting of the portfolio towards equities and away from debt was partially offset by an increase in the diversification benefit arising out of a market hedge.

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

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of July, 2000.

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