Form 10-Q
period 2000-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 2000-10-31
CIK 791963

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549
                               FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended  September 30, 2000
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___to___

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

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on October 19, 2000 was 11,982,469 and 99,680 shares, respectively.


FAHNESTOCK VINER HOLDINGS INC.
INDEX

      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (unaudited)

                  	Condensed Consolidated Balance Sheet
                    	as of September 30, 2000
                    	and December 31, 1999

                  	Condensed Consolidated Statement of Operations for the three and nine months ended
                    	September 30, 2000 and  1999

                  	Condensed Consolidated Statement of Cash Flows for the nine months ended
                    	September 30, 2000 and  1999

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

     SIGNATURES


                   FAHNESTOCK VINER HOLDINGS INC.
               CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                          2000          1999
                                      Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                         $12,039       $10,838
  Restricted deposits                                    2,367         2,392
  Securities purchased under agreement to resell        26,580        74,560
  Deposits with clearing organizations                   4,835         5,955
  Receivable from brokers and clearing organizations   167,158       136,767
  Receivable from customers                            511,173       436,320
  Securities owned, at market value                     48,338        63,244
  Other                                                 17,925        19,018

                                                       790,415       749,094

Other assets
  Stock exchange seats (approximate market
     value$7,451; $6,148 in 1999)                        3,018         1,318
  Fixed assets, net of accumulated depreciation of
     $14,160; $11,956 in 1999                           10,165        10,872
  Goodwill, at amortized cost                            3,589         5,244

                                                        16,772        17,434

                                                      $807,187      $766,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                       $33,508       $24,765
  Bank call loans                                       33,283        66,322
  Securities sold under agreement to repurchase         23,512        69,031
  Payable to brokers and clearing organizations        325,303       209,151
  Payable to customers                                 106,899       125,207
  Securities sold, but not yet purchased,
     at market value                                    12,686        18,661
  Accounts payable and other liabilities                44,338        45,331
  Income taxes payable                                  12,874        20,672

                                                       592,403       579,140
Shareholders' equity
  Share capital
     11,982,469 Class A non-voting shares
          (1999 - 12,147,569 shares)                    29,457        32,518
      99,680 Class B voting shares                         133           133

                                                        29,590        32,651
     Contributed capital                                 3,262         3,262
     Retained earnings                                 181,932       151,475

                                                       214,784       187,388

                                                      $807,187      $766,528

The accompanying notes are an integral part of these condensed financial statements.


                        FAHNESTOCK VINER HOLDINGS INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS  (Unaudited)

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  2000        1999         2000         1999
            Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                      $30,099    $25,855     $98,147     $86,668
  Principal transactions, net       15,046     16,834      72,168      51,772
  Interest                          15,151     11,483      42,533      31,671
  Underwriting fees                  2,366      3,836       7,479       9,442
  Advisory fees                      5,275      4,882      16,068      16,900
  Other                              1,528      2,058       5,886       5,394

                                    69,465     64,948     242,281     201,847

EXPENSES:
  Compensation and related expenses 36,558     32,129     118,451     103,312
  Clearing and exchange fees         1,184      2,042       5,091       6,674
  Communications                     5,593      5,298      17,506      16,003
  Occupancy costs                    2,889      3,190       9,371       9,550
  Interest                           7,349      5,719      19,904      15,933
  Other                              4,028      5,134      11,364      15,192

                                    57,601     53,512     181,687     166,664

Profit before income taxes          11,864     11,436      60,594      35,183
Income tax provision                 5,489      5,183      27,347      15,978
NET PROFIT FOR PERIOD               $6,375     $6,253     $33,247     $19,205

Profit per share
- basic                             $0.53       $0.50       $2.74       $1.54
- diluted                           $0.51       $0.50       $2.69       $1.52

The accompanying notes are an integral part of these condensed financial statements.


                         FAHNESTOCK VINER HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           2000          1999
                                       Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period                                  $33,247    $19,205
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
   Non-cash items included in net profit:
       Depreciation and amortization                         2,541      2,564
       Gain on sale of exchange seat                           -         (492)
   Decrease (increase) in operating assets, net of the
   effect of the  acquisition of Propp & Company Inc.
       Restricted deposits                                      25       (517)
       Securities purchased under agreement to resell       47,980    (38,713)
       Deposits with clearing organizations                  1,120     (1,941)
       Receivable from brokers and clearing organizations  (30,391)   (31,749)
       Receivable from customers                           (74,853)   (48,068)
       Securities owned                                     14,906      9,405
       Tax benefit from employee stock options exercised       -        1,066
       Other assets                                          1,880     14,375
   Increase (decrease) in operating liabilities, net of
   the effect of the acquisition of Propp & Company Inc.
        Drafts payable                                       8,743     (8,416)
        Securities sold under agreement to repurchase      (45,519)    43,482
        Payable to brokers and clearing organizations      116,152     64,684
        Payable to customers                               (18,308)     1,966
        Securities sold, but not yet purchased              (5,975)    (9,330)
        Accounts payable and other liabilities                (992)    (1,496)
        Income taxes payable                                (8,089)     9,002
Cash provided by operating activities                       42,467     25,027

Cash flows from investing activities:
   Purchase of Propp & Company Inc., net of cash acquired     (883)       -
   Proceeds from sale of exchange seat                         -          655
    Purchase of fixed assets                                (1,493)    (2,862)
Cash used in investing activities                           (2,376)    (2,207)

Cash flows from financing activities:
    Cash dividends paid on Class A non-voting and
      Class B shares                                        (2,790)    (2,642)
    Issuance of Class A non-voting shares                      855      4,111
    Repurchase of Class A non-voting shares for
      cancellation                                          (3,916)    (4,479)
    Decrease in bank call loans                            (33,039)   (21,752)
Cash used in financing activities                          (38,890)   (24,762)

Net increase (decrease) in cash and short-term deposits      1,201     (1,942)
Cash and short-term deposits, beginning of period           10,838     11,501

Cash and short-term deposits, end of period                $12,039     $9,559

The accompanying notes are an integral part of these condensed financial statements


FAHNESTOCK VINER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation
The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries ( together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 76 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida.
Fahnestock conducts business in Toronto, Canada and in South
America through local broker-dealers. The Company employs approximately 1,300 people, of whom 551 are financial consultants

All material intercompany accounts have been eliminated in consolidation.

The Company's condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form
10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company's most recent annual report on Form 10-K for the year ended December 31, 1999 including the summary of the significant accounting policies utilized by the Company.

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

Profit per share has been calculated as follows:

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  2000          1999      2000         1999
Basic weighted average number
of shares outstanding         12,067,763  12,501,571   12,116,620   12,501,571
Net effect, treasury method      410,142     175,648      242,721      182,797
Diluted common shares         12,477,905  12,677,219   12,359,341   12,684,368

Net profit for the period     $6,375,000  $6,253,000  $33,247,000  $19,205,000

Basic profit per share             $0.53       $0.50        $2.74        $1.54
Diluted profit per share           $0.51       $0.50        $2.69        $1.52

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

At September 30, 2000, the net capital of Fahnestock as calculated under the Rule was $150,235,000 or 26% of Fahnestock's aggregate debit items. This was $121,743,000 in excess of the minimum required net capital.

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

                                 Three Months Ended        Nine Months Ended
                                   September 30,              September 30,
                                2000          1999         2000         1999
                                       Expressed in thousands of U.S. dollars
Revenue:
Retail Branches                 $34,965    $33,077        $120,429    $108,290
Capital Markets                  15,843     16,976          68,039      51,574
Asset Management                  3,281      3,146           9,818       9,143
Interest                         14,369     10,540          40,449      28,614
Other                             1,007      1,209           3,546       4,226
Total                           $69,465    $64,948        $242,281    $201,847

Operating Income:
Retail Branches                    $751       $792          $6,524      $4,314
Capital Markets                   2,748      1,577          25,110      10,252
Asset Management                  1,987      2,020           6,053       5,824
Interest                          6,149      5,075          18,876      13,087
Other                              (166)     1,972           4,031       1,706
Total                           $11,864    $11,436         $60,594     $35,183


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

Results of Operations
Net profit for the third quarter ended September 30, 2000 was U.S.$6,375,000 or $0.53 per share compared to U.S.$6,253,000 or
$0.50 per share for the third quarter of 1999, an increase of 2% in net profit. Revenue for the third quarter of 2000 was U.S.$69,465,000, an increase of 7% compared to revenue of U.S.$64,948,000 in the third quarter of 1999, as commissions, net interest revenue and advisory fees increased during the quarter compared to prior year levels.

Net profit for the nine months ended September 30, 2000 was U.S.$33,247,000 or $2.74 per share compared to U.S.$19,205,000 or
$1.54 per share for the comparable period of 1999, an increase of 73% in net profit. Revenue for the first nine months of 2000 was U.S.$242,281,000, compared to revenue of U.S. $201,847,000 in the first nine months of 1999, an increase of 20%.

During the third quarter of 2000, stock markets rallied off the lows set in May and by the end of the quarter were relatively unchanged. Impacting the markets during the quarter were changes in earnings expectations, disappointing earnings by key sector leaders, and, of course, volatility in the oil market due to concerns about supplies. However, inflationary pressures appeared to be contained, and the Federal Reserve chose not to raise interest rates at their September meeting. While Fahnestock revenue and earnings remained high, they were impacted by the aforementioned factors, as well as seasonal weakness in volumes during the summer months. Interest income reached a record due to higher customer balances combined with higher interest rates.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased by 16% in the third quarter of 2000 compared to the third quarter of 1999 as markets became more volatile over the summer period. Net revenue from principal transactions decreased by 11% compared to the third quarter of 1999 due to reduced activity in the NASDAQ markets. Due to high market volatility, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant. Investment banking revenues declined by 38% compared to the third quarter of 1999 as volatility dampened the market for new issues. Advisory fees increased by 8% due to increased assets under management. Net interest revenue (interest revenue less interest expense) increased by 35% in the third quarter of 2000 compared to the same period in 1999 as a result of higher stock borrow/stock loan activity and higher levels of interest-earning assets, high customer debit balances carried and higher interest rates.
Expenses increased in the third quarter of 2000 compared to the same period in 1999. Compensation expense has volume-related components and , therefore, increased with the increased level of business conducted in 2000 compared to 1999. The cost of communications and technology increased 6% in the third quarter of 2000 compared to 1999 due to the implementation of a much improved technology platform Company-wide in the summer of 2000.

Liquidity and Capital Resources
Total assets at September 30, 2000 of  $807,187,000
increased by approximately 5% from $766,528,000 at December 31, 1999 due primarily to higher customer and broker/dealer balances. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At September 30, 2000, $33,283,000 of such borrowings were outstanding, a decrease of 50% compared to outstanding borrowings at December 31, 1999.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Through September 30, 2000, the Company has purchased through the facilities of the New York and the Toronto Stock Exchanges pursuant to the Normal Course Issuer Bid and cancelled a total of 532,100 Class A non-voting shares at an average cost of $15.225. Of these purchases, a total of 244,600 Class A non-voting shares with an average cost of $16.01, were purchased and cancelled during 2000.

On February 29, 2000,  May 19, 2000 and August 18, 2000,
the Company paid cash dividends of $0.07, $0.08 and $0.08, respectively, per Class A non-voting and Class B share totaling
$2,790,000 from available cash on hand.

On October 19, 2000, the board of directors declared a regular quarterly cash dividend of U.S.$0.08 per Class A non-voting and Class B share payable on November 17, 2000 to shareholders of record on November 3, 2000.

The book value of the Company's Class A non-voting and Class B shares is U.S.$17.78 at September 30, 2000 (U.S.$14.70 at
September 30, 1999), based on total outstanding shares of 12,082,149 and 12,486,949, respectively.

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

At September 30, 2000 and 1999, the Company's value-at-risk for each component of market risk was as follows:

                                      September 30,
                                     2000       1999
                          Expressed in thousands of U.S. dollars
Interest rate risk                   $105       $137
Equity price risk                     492        518
Diversification benefit              (310)      (472)
Total                                $287       $183

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2000 from those reported in 1999 reflect reductions in the size and changes in the composition of the Company's trading portfolio. The Company's overall exposure in 2000 compared to 1999 increased. The Company decreased its exposure in both its equities and debt trading portfolios. This decrease in exposure was further reduced by a diversification benefit arising out of a market hedge. However, despite increased market volatility in 2000, the diversification benefit in the third quarter of 2000 was less than in the same period of 1999 primarily due to the use of hedging instruments that are less volatile but more liquid than the securities traded by the Company in the ordinary course of business.

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

ITEM 3. Defaults Upon Senior Securities
	Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders
	None

ITEM 5. Other Information
	None

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits - Financial Data Schedule included as Exhibit 27
        (b) Reports on Form 8-K - None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of October, 2000.

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