Form 10-K
period 2000-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2001-03-29
CIK 791963

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                              FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934    For the fiscal year ended  December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at December 31, 2000 was $224,778,000.

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on February 28, 2001 was 12,140,665 and 99,680 shares, respectively.
	_________________________________________________________________


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

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co. Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"), Freedom Investments, Inc., a Delaware corporation ("Freedom"), Hudson Capital Advisors Inc., a New York corporation
("Hudson Capital") and, since July 1997, First of Michigan Corporation, a Michigan corporation ("FOM") and since October 1998, Evanston Financial Corporation, Inc.. Pursuant to a purchase agreement dated December 1, 1998, all of FOM's registered personnel and customer accounts were transferred to Fahnestock on January 1, 1999 and certain assets and liabilities were transferred to Fahnestock on December 31, 1998. FOM filed to withdraw its registration as a broker-dealer with the New York Stock Exchange on January 6, 1999. FOM operates as a division of Fahnestock. Fahnestock, Freedom, FOM, Evanston and Hudson Capital are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock (and FOM until January 2, 1999) are the principal Operating Subsidiaries. Fahnestock is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Hudson Capital was engaged in the investment advisory business in the United States until July 1999. Its business is now part of Fahnestock Asset Management, a division of Fahnestock.

In October 1998, E.A. Viner International Co., a wholly owned subsidiary of the Company, formed Evanston Financial Corporation, Inc. ("Evanston") as a mortgage banker specializing in refinancing and re-marketing of mortgages on subsidized health-care and nursing home facilities.

In May 2000, through a wholly-owned subsidiary, E.A. Viner International Co., acquired 100% of the outstanding shares of Propp & Company Inc., a New York-based broker-dealer in securities. The total purchase price was approximately $7,000,000. The acquisition was accounted for by the purchase method.

At December 31, 2000, Fahnestock employed 737 full-time registered representatives and 547 non-income producing employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Fahnestock and Freedom. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses requires registration. Fahnestock, in addition to its United States operations, has three additional offices: it conducts business in Toronto, Ontario as an International Dealer and in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

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

Fahnestock, which acts as a clearing broker for Freedom, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2000, 1999 and 1998. In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $24,500,000 per customer.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for the periods indicated.

                                          Year ended December 31,
                               2000      %     1999     %      1998     %
(Dollars in thousands, except percentages)
Commissions                   $128,915  41%   $118,747  43%   $114,889  49%
Principal transactions, net     84,420  27%     71,014  25%     32,727  14%
Interest                        63,696  20%     43,835  16%     42,028  18%
Underwriting fees                9,314   3%      1,550   5%     12,655   6%
Advisory fees                   21,764   7%     22,440   8%     21,742   9%
Other                            8,390   2%      7,525   3%      8,740   4%

Total revenues                $316,499 100%   $279,111 100%   $232,781 100%

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

Floor Brokerage

In addition to transactions executed by Fahnestock for itself or its own customers, Fahnestock acts as agent for the accounts of other brokers.
With its memberships on the various exchanges, Fahnestock attempts to utilize excess execution capacity by executing orders for other brokerage firms. Fahnestock bills such other firms at prevailing rates which are set on a basis competitive with rates charged by other brokerage firms performing similar functions.

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and as agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 2000, Fahnestock made approximately 600 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

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

Principal transactions with customers as well as market-making and other trading and investment activities, accounted for approximately 27%, 25% and 14%, respectively, of the Company's total revenues for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

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

Matched Book
In September 2000, the Company commenced trading a matched book of repurchase agreements and reverse repurchase agreements backed by U.S. government securities.


INVESTMENT BANKING BUSINESS

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 3%, 5% and 6% of its revenues from underwriting in 2000, 1999 and 1998, respectively. See "Net Capital Requirements" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INVESTMENT ADVISORY BUSINESS

Fahnestock (through its Fahnestock Asset Management division) provides investment advisory services for a fee to its clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Fahnestock's customary commission schedule.

At December 31, 2000 Fahnestock had approximately $1.1 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 218 persons in its administration and operations departments at its head office and approximately 58 people in its administration and operations departments in Detroit.

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


REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges such as the NYSE, which has been designated as Fahnestock's primary regulator with respect to securities activities and the National Futures Association which has been designated as Fahnestock's primary regulator with respect to commodities activities. The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto Rico. Fahnestock is also registered as an International Dealer in Canada.

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

Fahnestock is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor.

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

The Company and its subsidiaries own no real property, but occupy office space totalling approximately 363,000 square feet in 75 locations under standard commercial terms expiring between 2001 and 2013. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

Class A Shares:
                          TSE              NYSE
                     HIGH    LOW       HIGH      LOW
                   (Cdn. Dollars)      (U.S. dollars)
2000
1st Quarter         $24.75   $20.60   $17.125   $14.5625
2nd Quarter         $27.75   $24.25   $18.875   $16.50
3rd Quarter         $34.00   $27.00   $23.00    $18.4375
4th Quarter         $36.05   $29.75   $24.10    $19.875

1999
1st Quarter         $28.25   $20.25   $19.9375  $13.25
2nd Quarter         $26.50   $21.00   $18.00    $14.3125
3rd Quarter         $24.20   $21.25   $16.25    $14.375
4th Quarter         $23.70   $21.05   $16.125   $14.3125

The following table sets forth information about the Company's shareholders as at December 31, 2000 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record    Number of shares  Percentage      Number of
having addresses in:                                        shareholders
Canada                    5,091,393         42%             181
United States             6,899,444         58%             155
Other                           132          -                3

Total issued and
outstanding              11,990,969        100%             339


Class B shares

Shareholders of record    Number of shares  Percentage      Number of
having addresses in:                                        shares
Canada (1)                    98,037        98%             122
United States                  1,635         2%              65
Other                              8        -                 2

Total issued and
outstanding                   99,680       100%             189

(1) The Company has been informed that 50,490 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Dividends

Type       Declaration date  Record date        Payment date         Amount
per share
Quarterly  January 28, 1999  February 12, 1999  February 26, 1999     $0.07
Quarterly  April 21, 1999    May 7, 1999        May 21, 1999          $0.07
Quarterly  July 21, 1999     August 6, 1999     August 20, 1999       $0.07
Quarterly  October 20, 1999  November 5, 1999   November 19, 1999     $0.07
Quarterly  January 27, 2000  February 11, 2000  February 25, 2000     $0.07
Quarterly  April 19, 2000    May 5, 2000        May 19, 2000          $0.08
Quarterly  July 19, 2000     August 4, 2000     August 18, 2000       $0.08
Quarterly  October 19, 2000  November 3, 2000   November 17, 2000     $0.08
Quarterly  January 25, 2001  February 9, 2001   February 23, 2001     $0.09

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S. $0.09 per Class A Share and Class B Share in May, August and November, 2001. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

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

United States Federal Income Tax Considerations

Dividends on Class A and Class B Shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be subject to U.S. federal income taxation as ordinary income to the extent paid out of the Company's earnings and profits, determined under U.S. tax principles. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such exclusion).

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

Normal Course Issuer Bid

On June 30, 2000 the Company announced that commencing July 5, 2000 it intended to purchase up to 596,537 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 5% of the outstanding Class A Shares. In fiscal 2000, through a Normal Course Issuer Bid which expired July 4, 2000, the Company purchased 244,600 Class A Shares at an average cost of U.S. $16.01 per share. The Company did not purchase any shares pursuant to the current Normal Course Issuer Bid. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2001. The Company may, at its option, apply to extend the program for an additional year.


Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2000. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 1997, the Company purchased FOM. The 1997 amounts include the assets and liabilities and the operating results of FOM as of and subsequent to the period after July 17, 1997. See also Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                   Year ended December 31,
                     2000        1999        1998        1997        1996
(In thousands of U.S. dollars except per share and share amounts)

Revenue              $316,499    $279,111    $232,781    $242,158    $213,988
Profit before
 extraordinary item   $40,901     $27,390     $12,447     $26,731     $30,279
Net profit            $40,901     $27,390     $12,447     $26,731     $30,279
Profit before
 extraordinary item
 per share (1)          $3.38       $2.19       $0.99       $2.14       $2.46
Net profit per
 share (1)
 - basic                $3.38       $2.19       $0.99       $2.14       $2.46
 - diluted              $3.29       $2.17       $0.96       $2.08       $2.41
Total assets         $697,482    $766,528    $666,763    $835,146    $519,916
Total current
 liabilities         $475,682    $579,141    $500,410    $674,181    $384,009
Subordinated
 indebtedness,
 including current
 portion                  -           $30         $30         $30         $30
Cash dividends per
 Class A Share and
 Class B share          $0.31       $0.28       $0.28       $0.24       $0.35
Shareholders' equity $221,800    $187,388    $166,323    $160,935    $135,877
Book value per
 share (1)             $18.34      $15.30      $13.48      $12.87      $10.99
Number of shares
 of capital stock
 outstanding       12,090,649  12,247,249  12,340,949  12,508,440  12,365,440

(1) The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Business Environment

Fahnestock, the Company's principal operating subsidiary, provides brokerage and related investment services. Fahnestock is engaged in proprietary trading and offers other related financial services to investors in fifteen states from 75 offices in the North Eastern United States, the Midwest, Florida and California, including an office in Toronto, Canada and associated offices in Caracas, Venezuela and Buenos Aires, Argentina.
Client assets entrusted to the Company as at December 31, 2000 totalled approximately $15.2 billion. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. The Company provides investment advisory services through Fahnestock Asset Management and Newbold
Investment Advisors, operating as divisions of Fahnestock. Client assets under management by the asset management groups totalled $1.1 billion at December 31, 2000. The Company also operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

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

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value.

Results of Operations

In 2000 the U.S. economy grew at a rate of 3.9%, maintained a low inflation rate of 3.4%, enjoyed record low unemployment and continued to increase productivity. Markets were extremely volatile in 2000, with technology, the internet and the New Economy stocks continuing their upward trend in the early part of the year and then declining substantially in May. The increase in interest rates began to impact the economy late in the year and this, together with a dramatic increase in energy prices, impacted consumer spending in the final weeks of 2000 as reflected in disappointing retail sales.

The Company's revenues in fiscal 2000 increased by 13% and its net profit increased by 49% compared to fiscal 1999. This was influenced by favorable market conditions in the first quarter of 2000 which generated increased revenues from commissions and trading revenues compared to 1999. The Company earned approximately 33% of its revenue and 45% of its net profit for 2000 in the first quarter. Following quarters continued to be profitable, but at reduced rates compared to the first quarter. It should be noted that revenues from interest was significantly impacted in the fourth quarter due to the company's introduction of a matched book of repurchase agreements and reverse repurchase agreements backed by U.S.
government securities.

The following table summarizes the changes in the major revenue and expense categories from the consolidated statement of operations for the past three fiscal years ended December 31, 2000, 1999 and 1998.

                        Period to Period Change
                          Increase (Decrease)
                                   2000 versus 1999          1999 versus 1998
                                   Amount    Percentage      Amount Percentage
Revenues -
Commissions                        $10,168,000    9%         $3,858,000    3%
Principal transactions, net         13,406,000   19%         38,287,000  117%
Interest                            19,861,000   45%          1,807,000    4%
Underwriting fees                   (6,236,000) -40%          2,895,000   23%
Advisory fees                         (676,000)  -3%            698,000    3%
Other                                  865,000   11%         (1,215,000) -14%
Total revenues                      37,388,000   13%         46,330,000   20%

Expenses -
Compensation                        11,324,000    8%         13,493,000   10%
Clearing and exchanges fees         (1,665,000) -19%            236,000    3%
Communications                       1,891,000    9%            491,000    2%
Occupancy costs                       (257,000)  -2%           (524,000)  -4%
Interest                            11,796,000   55%           (505,000)  -2%
Other                               (6,947,000) -33%          4,396,000   27%
Total expenses                      16,142,000    7%         17,587,000    8%

Profit before taxes                 21,246,000   42%         28,743,000  132%
Income taxes                         7,735,000   34%         13,800,000  149%
Net profit                          13,511,000   49%         14,943,000  120%

Fiscal 2000 compared to Fiscal 1999

In fiscal 2000, the U.S. economy behaved like a roller-coaster; with record volumes and valuations in the early part of the year followed by a decline in May as the New Economy valuations collapsed. The summer months saw a brief rally followed by a protracted decline throughout the balance of the year. The Company's level of business activity mirrored the marketplace, with a strong performance in the first quarter which was unsustainable through the balance of the year. Fiscal 2000 was a record year, and on a quarter by quarter basis net results in 2000 were higher in each quarter compared to 1999, except the fourth, when 2000 results were lower than in the previous year.

Total revenues for 2000 were $316,499,000, an increase of 13% over $279,111,000 in 1999. Commission income (income realized in securities transactions for which the Company acts as agent) increased 9% to $128,915,000 in 2000 from $118,747,000 in 1999. This increase is attributable to the active trading environment encountered most particularly in the first quarter of 2000, when strong investor interest propelled valuations and volumes in the favored technology equities to historically high levels. Principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 19% to $84,420,000 in 2000 from $71,014,000 in 1999. The increase was due, in part, to a comparison against poor results in the first quarter of 1999. Underwriting fees in 2000 were $9,314,000, a decrease of 40% compared to $15,550,000 in 1999. The collapse of the New Economy in the spring of 2000 and a slowing U.S. economy adversely affected the new issues market. Advisory fees in 2000 were $21,764,000, a decrease of 3% compared to $22,440,000 in 1999. The management of client assets was consolidated within the Fahnestock Asset Management division in late 1999. The overall level of assets under management declined by approximately 10% from 1999 to 2000.

Interest income was $63,696,000 in 2000, an increase of 45% over $43,835,000 in 1999. Interest expense was $33,122,000, an increase of 55% from $21,326,000 in 1999. This represents an increase of 36% in net interest revenue (interest revenue less interest expense) in 2000 compared to 1999 which can be attributed to an increase in average customer debit balances and higher average stock borrow/stock loan balances in 2000 compared to 1999. The higher gross interest revenue and interest expense amounts are the result of a matched book business in which the Company began trading activity in the fall of 2000.

Expenses totalled $244,787,000 in 2000, an increase of 7% compared to $228,645,000 in 1999. The increase is due, in part, to higher variable expenses which increase as volume of business increases, such as Compensation and related expenses and in part to the increase in interest expense related to the matched book business. Compensation and related costs were $154,881,000, an increase of 8% over $143,557,000 in 1999.
Clearing and exchange fees were $7,205,000, a decrease of 19% over $8,870,000 in 1999. Communications expenses were $23,312,000, an increase of 9% over $21,421,000 in 1999 reflecting additional costs after the summer 1999 introduction of a firm-wide proprietary communication platform providing a wide area network supporting investment quotes and news distribution, internet access, internal and external e-mail capability, order entry, and data base management. Occupancy costs were $12,465,000, a decrease of 2% compared to $12,722,000 as a result of branch consolidation and renegotiation of leases. Other expenses were $13,802,000, a decrease of 33% over $20,749,000 in 1999 primarily due to a reduced provision for bad debts and reduced charges to the error account compared to 1999.

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

Liquidity and Capital Resources

The decrease in the Company's assets in 2000 compared to 1999 is primarily the result of decreased client balances, reflecting a troubled retail environment at the close of 2000. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are shareholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company historically has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years.
At December 31, 2000, Fahnestock had call loan arrangements with outstanding borrowings thereunder of $25,899,000. At December 31, 2000, Fahnestock had available collateralized and uncollateralized letters of credit of $41,500,000.

The Company paid cash dividends to its shareholders totalling $3,758,000, during 2000, from internally-generated cash.

During 2000, the Company has purchased a total of 244,600 of its Class A non-voting shares at an average cost of $16.01 per share through the facilities of the Toronto and New York Stock Exchanges by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to an additional 596,537 of its shares from time to time until July 4, 2001 from internally generated funds.

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

Other Risk
In addition, the Company's activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company's operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company's books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty's obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see 'Liquidity and Capital Resources', above.

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

At December 31, 2000 and 1999, the Company's value-at-risk for each component of market risk was as follows:

                                     2000              December 31,
(000's omitted)
                              High    Low    Average   2000    1999

Interest rate risk             $116    $105    $128    $115    $117
Equity price risk               978     492     744     562     540
Diversification benefit        (543)   (310)   (440)   (325)   (437)

Total                          $551    $287    $432    $352    $220

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2000 from those reported in 1999 reflect changes in the size and composition of the Company's trading portfolio and increased market volatility in the Company's portfolio at December 31, 2000 compared to December 31, 1999. Further discussion of risk management appears in Item 7, Management's Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class
B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 2000 is set forth below.

Name/
Age/
Positions held

John L. Bitove/
72/
A Director of the Company since February 1980; Retired executive.
- Member of the Audit and Compensation and Stock Option Committees

Richard Crystal/
60/
A Director of the Company since 1992; Partner, Winston & Strawn (law firm) and predecessor firms, U.S. counsel to the Company since 1985.

Kenneth W. McArthur/
65/
A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President Nesbitt Thomson Inc. between July 1989 and January 1993.
- Member of the Audit Committee

A. Winn Oughtred/
58/
A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP. (law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts/
49/
President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg/
76/
A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959.
- Member of the Audit and Compensation and Stock Option Committees.


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

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

DIRECTORS COMPENSATION
In the year ended December 31, 2000, the Company paid its directors an annual retainer fee of $10,000 plus $1000 for each board or committee meeting attended in person and $500 for board or committee meeting attended by telephone. Directors are reimbursed for travel and related expenses incurred in attending board and committee meetings. The directors who are not employees of the Company and its subsidiaries, are also entitled to the automatic grant of stock options under the Company's 1996 Equity Incentive Plan, as amended, (the "Plan") pursuant to a formula set out in the Plan.


DIRECTORS AND OFFICERS INSURANCE
The Company carries liability insurance for its directors and officers. In December 1998, the Company renewed its directors and officers liability insurance for the three years ending November 30, 2001 at an annual premium rate of $55,500. No part of the insurance premiums were or are to be paid by the officers and directors. The aggregate insurance coverage under the policies is limited to $10 million over the three year policy period. A deductible of $1 million is payable by the Company.

Under the by-laws of the Company, the Company is obligated to indemnify the directors and officers of the Company and its subsidiaries to the maximum extent permitted by the Business Corporations Act (Ontario). The Company has entered into indemnity agreements with each of its directors providing for such indemnities.

Item 11. EXECUTIVE COMPENSATION
With respect to the year ended December 31, 2000, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") was responsible for making recommendations for approval by the Board of Directors with respect to the compensation of the Company's executive officers. The members of this Committee are John L. Bitove and Burton Winberg, each of whom are outside directors of the Company and have no interlocking relationship with the Company or its subsidiaries.


Summary Compensation Table
The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company and Fahnestock, the Company's principal operating subsidiary, other than the chief executive officer, whose total cash compensation for the fiscal year ended December 31, 2000 exceeded $100,000 (the "Named Executives").
                                                      Long-term
                           Annual Compensation      Compensation
                                                       Class A
Name and                                       Other    Shares
Principal                                     Annual  Underlying     All Other
Occupation       Year  Salary   Bonus   Compensation   Options    Compensation

A.G. Lowenthal,   2000 $480,350 $3,960,000  $17,330          0          $7,693
Chairman, CEO,    1999 $300,000   $981,510  $11,170    150,000          $6,270
and Director of   1998 $300,000   $350,000   $9,950    150,000           5,265
the Company
and Fahnestock

Robert Neuhoff,   2000 $260,000   $225,000         0          0         $7,693
Executive Vice    1999 $230,000   $185,000         0     50,000         $6,270
President of      1998 $230,000    $87,500         0          0         $5,265
Fahnestock

Eric Shames       2000 $250,000   $200,000         0          0         $7,693
Secretary and     1999 $210,000   $110,000         0     15,000         $6,270
Chief Legal       1998 $187,500    $50,000         0     15,000         $5,265
Officer of
Fahnestock

Robert Sablowsky, 2000 $225,000   $325,000   $323,137    20,000         $6,690
Executive Vice    1999 $200,000    $40,000   $235,154    20,000         $6,270
President of      1998 $200,000   $210,000   $200,710         0         $5,265
Fahnestock

Elaine Roberts    2000 $135,000   $125,000    $17,330         0              0
President and     1999 $133,750   $100,000    $10,000    75,000              0
Treasurer of the  1998 $120,000    $35,000     $9,950         0              0
Company


OTHER ANNUAL COMPENSATION - For Mr. Lowenthal and Ms. Roberts, includes for 2000 Directors Fees of $10,000 per year plus $1000 per meeting attended in person and $500 per meeting attended by telephone and for 1999 and 1998 Directors Fees of Cdn.$10,000 per year plus Cdn.$600 per meeting attended and which were converted to U.S. dollars at the average rate prevailing during the year. For Mr. Sablowsky includes commissions earned on his retail business.

ALL OTHER COMPENSATION - This represents company contributions to the Fahnestock 401(k) plan.


OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2000
There were no options granted to the Named Executives in the year ended December 31, 2000.

OPTION EXERCISES AND YEAR-END VALUE TABLE
The following table sets forth information with respect to options exercised during the year ended December 31, 2000 by the Named Executives and as to unexercised options held by them at December 31, 2000:

                                                              $ Year-end
                                         # of shares            value of
                                          Underlying         unexercised
                                         unexercised        in-the-money
                 Shares                 options/SARs             options
               acquired    $ Value      exercisable/         exercisable/
Name        on exercise   Realized     unexercisable        unexercisable

A.G. Lowenthal      0        0       37,500/262,500      $233,438/$2,234,062
R. Neuhoff          0        0            0/50,000              0/$511,250
E. Shames           0        0       18,750/26,250       $180,844/$223,406
R. Sablowsky   10,000  $27,750       10,000/70,000       $129,500/$378,750
E.Roberts           0        0            0/75,000              0/$766,875


REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE
The following report of the Committee discusses generally the Committee's executive compensation objectives and policies and their relationship to corporate performance in 2000. In addition, the report specifically discusses the Committee's bases for compensation in 2000 of the Company's Chief Executive Officer, as well as the other senior executive officers of the Company and Fahnestock.

Objectives and Policies

The Committee's objective is to provide a competitive compensation program with appropriate incentives for superior performance, thereby providing a strong and direct link between corporate performance and compensation. Performance is defined in several ways, as more fully discussed below, each of which has relevance to the Company's success in the short-term, long-term or both.

The Company's compensation program for senior executive officers consists of the following key elements: a base salary, an annual bonus, grants of stock options and, in the case of the Chief Executive Officer, the 1997 Performance-Based Compensation Agreement referred to below.

In arriving at its recommendations concerning the specific components of the Company's compensation program, the Committee considers certain public information about the compensation paid by a group of comparable public Canadian and U.S. broker-dealers and the relative performance of the Company as measured by net income levels and earnings per share, among other factors.

The Committee believes that this approach best serves the interests of shareholders by enabling the Company to structure compensation in a way that meets the requirements of the highly competitive environment in which the Company operates, while ensuring that senior executive officers are compensated in a manner that advances both the short and long-term interests of shareholders.

Compensation for the Company's senior executive officers involves a significant component of remuneration which is contingent on the performance of both the Company and the senior executive officer: the variable annual bonus (which permits individual performance to be recognized on an annual basis, and which is based, in significant part, on an evaluation of the contribution made by the officer to corporate performance) and stock options (which directly relate a portion of compensation to stock price appreciation realized by the Company's shareholders).

Base Salary. Salaries paid to senior executive officers (other than the Chief Executive Officer) are reviewed and set annually in accordance with recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the nature of the position, and the skills, experience and performance of each senior executive officer, as well as salaries paid by comparable companies in the Company's industry.

Annual Bonus. Bonuses paid to senior executive officers (other than the Chief Executive Officer) are set annually in accordance with recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the performance of the Company and his assessment of the contribution of each senior executive to that performance. Senior executive officers, including the Chief Executive Officer, of Fahnestock have the right to elect to defer a protion of their annual bonus and performance-based compensation under Fahnestock's Executive Deferred Compensation Plan, a non-qualified unfunded plan.

Stock Option Grants. Under the Plan, as amended, senior executive officers and employees of the Company and its subsidiaries (other than the Chief Executive Officer) are granted stock options by the Committee based upon the recommendations of the Chief Executive Officer and based upon a variety of considerations, including the date of the last grant made to the officer or employee, as well as considerations relating to the contribution and performance of the specific optionee.

	Chief Executive Officer Compensation

Mr. A.G. Lowenthal, the Chairman of the Board and the Chief Executive Officer of the Corporation and Fahnestock, is paid a base salary set by the Committee, plus performance-based compensation under the 1997 Performance-Based Compensation Agreement referred to below and, at the discretion of the Committee, is eligible for bonuses and grants of stock options.

In March 1997, the Corporation entered into the "1997 Comp Agreement" effective January 1, 1997 and expiring December 31, 2001 with Albert G. Lowenthal, pursuant to the recommendation of the Committee and the approval of the Board of Directors. The purpose of the 1997 Comp Agreement is to set the terms under which Mr. Lowenthal's performance-based compensation is to be calculated. The 1997 Comp Agreement provides for (1) a written Performance Goal, the formula for which must be established by the Committee within the first 90 days of the year and (2) a Stock Appreciation Amount equal to the amount by which the market value of the Class A Shares at December 31 exceeds the base price as at December 31 of the prior year multiplied by a number of Class A Shares to be set each year by the Committee within the first 90 days of the year. The aggregate of all performance awards paid under the 1997 Comp Agreement shall not exceed $5,000,000.

Both the Performance Goal and the Stock Appreciation Amount established in
March 1998 resulted in nil being payable to Mr. Lowenthal for fiscal 1998. The Performance Goal established in March 1999 resulted in $981,510 payable to Mr. Lowenthal for fiscal 1999 based on the following formula: (a) 3% of the excess of the Corporation's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31, 1998), up to a 25% Return on Equity; (b) plus 4% of the excess of the Corporation's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December 31, 1998); ( c) plus 3% of the amount by which the Corporation's consolidated net profit for the year ended December 31, 1999 exceeded the average of the Corporation's consolidated net profit for the three years ended December 31, 1998, 1997 and 1996. The Stock Appreciation Amount resulted in nil being payable to Mr. Lowenthal for fiscal 1999. The Performance Goal established in March 2000 resulted in an aggregate amount payable to Mr. Lowenthal of $3,110,490 for fiscal 2000. The calculation was based on the following formula:
(a) 3% of the excess of the Corporation's actual Return on Equity over a Base Return on Equity of 15% (based on Shareholders' Equity as at December 31,
1999), up to a 25% Return on Equity; (b) plus 4% of the excess of the Corporation's actual Return on Equity over a 25% Return on Equity (based on Shareholders' Equity as at December 31, 1999); ( c) plus 3% of the amount by which the Corporation's consolidated net profit for the year ended December 31, 2000 exceeded the average of the Corporation's consolidated net profit for the three years ended December 31, 1999, 1998 and 1997, and (d) the Stock Appreciation Amount which was based on the increase in the value of 200,000 Class A Shares from a base price of $14.90 to $24.10, the closing price of the Class A Shares on the New York Stock Exchange on December 29, 2000.

For each of 1998 and 2000, the Committee awarded Mr. Lowenthal discretionary bonuses based on its evaluation of his performance and achievements in light of the business challenges faced by the Company and its subsidiaries in such years.

In each of 1998 and 1999, Mr. Lowenthal was awarded stock options under the Plan by the Committee.

	U. S. Internal Revenue Code Section 162(m)

The Corporation is a Canadian taxpayer. However, because Fahnestock is a U.S. taxpayer, most compensation issues are affected by the U.S. Internal Revenue Code of 1986, as amended (the U.S. Tax Code").

Section 162(m) of the U.S. Tax Code generally disallows a tax deduction to public corporations for annual compensation of over $1,000,000 paid to any of the company's chief executive officer and four other most highly paid executive officers (determined as of the end of each fiscal year) unless it constitutes qualified performance-based compensation or otherwise qualifies for an exception.

In order to qualify for exemptions under Section 162(m), on March 25, 1997, the 1997 Comp Agreement was adopted and approved by the Class B Shareholders.

In 1997, the Committee proposed and the Directors adopted an amendment to the Plan which was confirmed by the Class B Shareholders limiting the number of Class A Shares issuable under options granted under the Plan in any 60 month period to 500,000 with respect to certain individual participants in the Plan. In 1999, the Committee proposed and the Directors adopted a further amendment to the Plan which was confirmed by the Class B Shareholders extending this limitation to all participants in the Plan.

To the extent consistent with the Company's general compensation objectives, the Committee considers the potential effect of Section 162(m) on compensation paid to the executive officers of the Company and its subsidiaries. However, the Committee reserves the right to award and recommend the awarding of
nondeductible compensation in any circumstances it deems appropriate.   Further,
because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company's efforts to qualify, that the compensation paid by the Company to its executive officers will in fact satisfy the requirements for the exemption from the Section 162(m) deduction limit.

	Members of the Compensation and Stock Option Committee

	Burton Winberg - Chairman
	John L. Bitove

SHARE PERFORMANCE GRAPH

The following graph shows changes over the past five years period of U.S.$100 invested in (1) the Company's Class A Shares, (2) the Standard & Poors 500 Composite Stock Price Index and (3) the Toronto Stock
Exchange Total Return Index.

                            1995   1996   1997   1998   1999   2000
Fahnestock                  100    159    190    191    163    282
S&P 500                     100    120    158    200    239    207
TSE Total Return Index      100    113    143    138    179    190


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

(a)	The following table sets forth information as of December 31, 2000 as to the only persons known to the Company which own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.


Title of Class   Identity of
                 Person or Group/
                 Mailing Address             Amount Owned    Percent of Class

Class B          A.G. Lowenthal                50,490  (1)      50.6%
                 c/o Fahnestock & Co. Inc.
                 125 Broad St
                 New York, NY 10004

                 O. Roberts                   44,309   (2)      44.4%
                 c/o Suite 1110, Box 2015
                 20 Eglinton Ave. W.
                 Toronto, Canada M4R 1K8
________________________________________
1. All shares are held of record by Phase II Financial Limited, an Ontario corporation ("Phase II") wholly-owned by Mr. Lowenthal who is Chairman of the Company.

2. Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 shares directly and 44,209 shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") which is wholly-owned by Mrs. Roberts.

(b) The following table sets forth information as of December 31, 2000 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, the Named Executives, and as to directors and executive officers of the Company as a group, without naming them.

Title of Class  Identity of Person or
                Group                      Amount Owned   Percent of Class
Class A Shares  A.G. Lowenthal             2,500,839 (1)           21%
                A.W. Oughtred                 18,750 (3)            *
                B. Winberg                    19,450 (3)            *
                E. Shames                     20,056 (4)            *
                E.K. Roberts                 120,994                1%
                J.L. Bitove                   65,290 (3)            *
                K.W. McArthur                 35,000                *
                R. Crystal                       500                *
                R. Neuhoff                    24,555 (5)            *
                Executive Officers and
                 Directors as a group (7
                 members)                  2,757,823 (1),(3)       23%

Class B Shares  A.G. Lowenthal                50,490 (2)           51%
                A.W. Oughtred                      0                *
                B. Winberg                         0                *
                E. Shames                          0                *
                E.K. Roberts                     108                *
                J.L. Bitove                       20                *
                K.W. McArthur                      0                *
                R. Crystal                         0                *
                R. Neuhoff                         0                *
                Executive Officers and
                 Directors as a group (7
                 members)                     50,618               51%
_____________________________________
(1)  Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a
New York limited partnership, ("Phase II L.P.") which is the record holder of 2,450,900 Class A Shares. Mr. Lowenthal holds 11,073 Class A Shares through the Company's 401(k) plan and 1,366 Class A Shares directly. 37,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options granted under the Plan.
(2) 	Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.
(3) 	18,750 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, if any, are held directly.
(4) 	 1,306 Class A Shares are held through the Company's 401(k) plan and
18,750 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options granted under the Plan.
(5) 	20,000 Class A Shares are held directly and 4,555 Class A Shares are held through the Company's 401(k) plan.
* less than 1%

(c) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2000, none of the directors, executive officers or senior officers of the Company and Fahnestock was indebted to the Company or its subsidiaries in connection with the purchase of securities of the Company.

During the year 2000 certain of the directors, executive officers and senior officers of the Company and Fahnestock maintained margin accounts with Fahnestock in connection with the purchase of securities (other than securities of the Company) which margin accounts are substantially on the same terms including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The details of their indebtedness to Fahnestock on their margin accounts is as follows:

Name and Principal    Largest Amount    Amount             Security for
Position              Outstanding       Outstanding as     Indebtedness
                      During 2000       at March 1, 2001

Albert G. Lowenthal,     $500,000       nil               Margined securities
Chairman and CEO
of the Company and
Fahnestock

Robert M. Neuhoff,     $1,358,000       nil               Margined securities
Executive Vice-
President of
Fahnestock

Eric Shames,              $29,000       nil               Margined securities
Secretary and Chief
Legal Officer of
Fahnestock

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (i)Financial Statements
             The response to this portion of Item 14 is submitted as a separate section of this report.
             See pages F-1 to F-17

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

(b)          Reports on Form 8-K
            	None

(c)          Exhibits
             See the Exhibit Index included hereinafter.


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of February, 2001.

FAHNESTOCK VINER HOLDINGS INC.


BY:/s/E.K. Roberts
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature/
Title                              Date

/s/J.L. Bitove
Director                       February 28, 2001

/s/ R. Crystal
Director                       February 28, 2001

/s/ A.G. Lowenthal
Chairman, Chief Executive      February 28, 2001
Officer, Director

/s/ K.W. McArthur
Director                       February 28, 2001

/s/ A.W. Oughtred
Secretary, Director            February 28, 2001

s/ E.K. Roberts
President & Treasurer,         February 28, 2001
(Principal Financial and
Accounting Officer), Director

/s/ B. Winberg
Director                       February 28, 2001



              	FAHNESTOCK VINER HOLDINGS INC.
             CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEAR ENDED DECEMBER 31, 2000
                    PAGES F-1 to F-17


      MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL  STATEMENTS

The accompanying consolidated financial statements of Fahnestock Viner
Holdings Inc. were prepared by management in accordance with accounting principles generally accepted in the United States of America, which conform in all material respects with accounting principles generally accepted in Canada. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements.

Management is responsible for the integrity and objectivity of the information contained in the consolidated financial statements. In order to present fairly the financial position of the Company and the results of its operations and the changes in its financial position, estimates which are necessary are based on careful judgements and have been properly reflected in the consolidated financial statements. Management has established systems of internal control which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for the preparation of financial information.
	PricewaterhouseCoopers LLP, the Company's independent accountants, conducts an audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States of America.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent accountants to review the internal controls, consolidated financial statements, and the auditors' report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal                              /s/E.K. Roberts
Chairman of the Board                         	President and Treasurer
and Chief Executive Officer

February 16, 2001


                   REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Fahnestock Viner Holdings Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers  LLP

New York, New York
February 16, 2001.


                  FAHNESTOCK VINER HOLDINGS INC.
                   CONSOLIDATED BALANCE SHEETS
                       AS AT DECEMBER 31,
                                                           2000          1999
                                      Expressed in thousands of U.S. dollars
ASSETS
Current assets
  Cash and short-term deposits                          $14,669       $10,838
  Restricted deposits (note 2)                            2,712         2,392
  Securities purchased under agreement to resell         23,500        74,560
  Deposits with clearing organizations                    5,917         5,955
  Receivable from brokers and clearing
    organizations (note 1)                              130,657       136,767
  Receivable from customers                             428,582       436,320
  Securities owned, including amounts pledged,
    at market value (note 3)                             51,543        63,244
  Other                                                  23,050        19,018

                                                        680,630       749,094

Other assets
  Stock exchange seats (approximate market value
     $8,258; $6,148 in 1999)                              3,018         1,318
  Fixed assets, net of accumulated depreciation of
     $14,961; $11,956 in 1999                             9,687        10,872
  Goodwill, at amortized cost                             4,147         5,244

                                                         16,852        17,434

                                                       $697,482      $766,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Drafts payable                                        $26,464       $24,765
  Bank call loans (note 4)                               25,899        66,322
  Securities sold under agreement to repurchase          23,500        69,031
  Payable to brokers and clearing
    organizations (note 1)                              222,150       209,151
  Payable to customers                                  124,534       125,207
  Securities sold, but not yet purchased,
    at market value (note 3)                              8,153        18,661
  Accounts payable and other liabilities                 40,003        45,331
  Income taxes payable                                    4,979        20,672

                                                        475,682       579,140

Commitments and contingencies (note 9)

Shareholders' equity
  Share capital (note 5)
  11,990,969 Class A non-voting shares
     (1999 - 12,147,569 shares)                          29,550        32,518
  99,680 Class B voting shares                              133           133

                                                         29,683        32,651
  Contributed capital (note 6)                            3,499         3,262
  Retained earnings                                     188,618       151,475

                                                        221,800       187,388

                                                       $697,482      $766,528

The accompanying notes are an integral part of these consolidated financial statements.


                           FAHNESTOCK VINER HOLDINGS INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEAR ENDED DECEMBER 31,
                                               2000        1999          1998
             Expressed in thousands of U.S. dollars, except per share amounts

REVENUE:
  Commissions                              $128,915     $118,747     $114,889
  Principal transactions, net                84,420       71,014       32,727
  Interest                                   63,696       43,835       42,028
  Underwriting fees                           9,314       15,550       12,655
  Advisory fees                              21,764       22,440       21,742
  Other                                       8,390        7,525        8,740

                                            316,499      279,111      232,781

EXPENSES:
  Compensation and related expenses         154,881      143,557      130,064
  Clearing and exchange fees                  7,205        8,870        8,634
  Communications                             23,312       21,421       20,930
  Occupancy costs                            12,465       12,722       13,246
  Interest                                   33,122       21,326       21,831
  Other                                      13,802       20,749       16,353

                                            244,787      228,645      211,058

Profit before income taxes                   71,712       50,466       21,723
Income tax provision (note 7)                30,811       23,076        9,276

NET PROFIT FOR YEAR                         $40,901      $27,390      $12,447

Profit per share (note 8)
          - basic                             $3.38        $2.19        $0.99
          - diluted                           $3.29        $2.17        $0.96

The accompanying notes are an integral part of these consolidated financial statements.


                      FAHNESTOCK VINER HOLDINGS INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31,
                                               2000         1999         1998
             Expressed in thousands of U.S. dollars, except per share amounts

SHARE CAPITAL
Balance at beginning of year                $32,651       $36,525     $40,916
Issue of Class A non-voting shares              946         4,164       1,899
Repurchase of Class A non-voting shares
   for cancellation                          (3,916)       (8,038)     (6,290)

Balance at end of year                      $29,683       $32,651     $36,525


CONTRIBUTED CAPITAL
Balance at beginning of year                 $3,262        $2,196      $1,333
Tax benefit from employee stock
   options exercised                            237         1,066         863

Balance at end of year                       $3,499        $3,262      $2,196


RETAINED EARNINGS
Balance at beginning of year               $151,475      $127,602    $118,686
Net profit for year                          40,901        27,390      12,447
Dividends paid                               (3,758)       (3,517)     (3,531)

Balance at end of year                     $188,618      $151,475    $127,602

The accompanying notes are an integral part of these consolidated financial statements.


                        FAHNESTOCK VINER HOLDINGS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31,
                                              2000          1999         1998
                                       Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for year                        $40,901       $27,390      $12,447
Adjustments to reconcile net profit
   to net cash provided by (used in)
   operating activities:
   Non-cash items included in net profit:
      Depreciation and amortization          3,472         3,527        2,905
      Gain on sale of exchange seat            -            (492)         -
Decrease (increase) in operating assets,
   net of the effect of  the acquisition
   of Propp & Company Inc.:
      Restricted deposits                     (320)          (80)        (775)
      Securities purchased under
        agreement to resell                 51,060       (62,386)     (12,174)
      Deposits with clearing organizations      38         1,117       (2,338)
      Receivable from brokers and clearing
         organizations                       6,110        30,251      192,187
      Receivable from customers              7,738      (101,656)      16,143
      Securities owned                      11,701        25,335      (25,317)
      Other assets                          (3,244)        7,924        1,033
Increase (decrease) in operating
   liabilities, net of the effect of
   the acquisition of Propp & Company Inc.:
      Drafts payable                         1,699          2,031       4,227
      Securities sold under agreement
        to repurchase                      (45,531)        68,367         664
      Payable to brokers and clearing
        organizations                       12,999        (25,878)   (187,144)
      Payable to customers                    (673)         9,329      (1,155)
      Securities sold, but not yet
        purchased                          (10,508)       (22,443)     10,014
      Accounts payable and other
        liabilities                         (5,504)         5,181      (5,452)
      Tax benefit from employee options
         exercised                             237          1,066         863
      Income taxes payable                 (16,606)        18,007     (13,387)

Cash  provided by (used in) operating
   activities                                53,569       (13,410)     (7,259)

Cash flows from investing activities:
     Purchase of Propp & Company, net
       of cash acquired                        (768)          -           -
     Proceeds from sale of exchange seat        -             655         -
     Purchase of fixed assets                (1,821)       (4,622)     (2,564)

Cash used in investing activities            (2,589)       (3,967)     (2,564)

Cash flows from financing activities:
     Cash dividends paid on Class A
       non-voting and Class B shares         (3,758)       (3,517)     (3,531)
     Issuance of Class A non-voting shares      948         4,164       1,899
     Repurchase of Class A non-voting shares
       for cancellation                      (3,916)       (8,038)     (6,290)
     (Decrease) increase in bank call loans (40,423)       24,1051      8,462

Cash (used in) provided by financing
   activities                               (47,149)        16,714     10,540

Net increase (decrease) in cash and
   short-term deposits                        3,831           (663)       717
Cash and short-term deposits,
   beginning of year                         10,838         11,501     10,784

Cash and short-term deposits,
   end of year                              $14,669        $10,838    $11,501

The accompanying notes are an integral part of these consolidated financial statements.


                    FAHNESTOCK VINER HOLDINGS INC.
             Notes to Consolidated Financial Statements
                    (Expressed  in U.S. dollars)
                         December 31, 2000

GENERAL
Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of
 Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc. ("Fahnestock") is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

1. Summary of significant accounting policies
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for the purpose of inclusion in the annual report on Form 10-K. In all material respects, they conform with accounting principles generally accepted in Canada which have been used to prepare the consolidated financial statements for purposes of inclusion in the annual report to shareholders, except the calculation of earnings per share.

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

(e) Goodwill
Goodwill, acquired upon the acquisition of Fahnestock, Fahnestock International Inc. and First of Michigan Capital Corporation, is being amortized to operations on a straight-line basis over twenty years. Negative goodwill arising as a result of the acquisition of Hopper Soliday Corporation and subsidiaries, Reich & Co., Inc. and Propp & Company Inc. is being amortized to operations on a straight-line basis over twenty years.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $115,864,000 (1999 - $113,147,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $214,696,000 (1999 -$199,132,000).

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

(k) 	Revenues
Investment banking fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.
Management and investment advisory fees are recorded as earned.

(l) Interest paid
Included in interest paid is interest on short term bank loans, subordinated debt, payments in lieu of interest on securities loaned and interest paid with respect to reverse repurchase agreements.


2. Restricted deposits
Deposits of $2,712,000 (1999 - $2,392,000) were held at year end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.


3. Securities owned and sold, but not yet purchased (at market value)

                                                 2000                1999
Securities owned consist of:
Corporate equities                        $20,256,000         $25,387,000
Corporate debt                             14,444,000          14,380,000
U.S. government and agency and state and
municipal government obligations           12,383,000          19,564,000
Options                                        28,000               3,000
Money market funds                          4,432,000           3,910,000

                                          $51,543,000         $63,244,000

Securities sold, but not yet purchased consist of:
Corporate equities                         $3,912,000          $4,454,000
Corporate debt                              3,988,000           3,372,000
U.S. government and agency and state and
municipal government obligations and other    253,000          10,835,000

                                           $8,153,000         $18,661,000

Securities owned and sold, but not yet purchased, consists of trading and investment securities at market values. At December 31, 2000, the Company has pledged securities owned of approximately $532,000 ($534,000 in 1999) as collateral to counterparties for stock loan transactions which can be sold or repledged.


4. Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 8.25% at December 31, 2000. These loans, collateralized by firm and customer securities with market values of approximately $34,230,000 and $97,992,000, respectively, are primarily with two money center banks. Details of the bank call loans are as follows:

                                         2000            1999           1998
Year-end balance                  $25,899,000     $66,322,000    $42,217,000
Weighted interest rate
  (at end of year)                      7.09%           4.82%          6.03%
Maximum balance
  (at any month end)            $170,406,000     $66,322,000     $56,432,000
Average amount outstanding
  (during the year)  (1)         $77,579,000     $39,505,000     $27,246,000
Weighted average interest
rate (during the year) (2)             7.86%           6.41%           4.30%

(1)	The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2)	The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 2000, 1999, and 1998 was $33,061,000, $19,378,000 and
$16,643,000, respectively.


5. Share capital
The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

                                        2000             1999            1998
11,990,969 (12,147,569 in 1999 and
  12,241,269 in 1998) Class A
  non-voting shares              $29,550,000      $32,518,000     $36,392,000
99,680 Class B voting shares         133,000          133,000         133,000

                                 $29,683,000      $32,651,000     $36,525,000

Under the Company's 1996 Equity Incentive Plan as amended February 29, 2000 ("EIP"), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company's independent directors on a formula basis. Options are generally granted for a five year term and generally vest at the rate of 25% of the amount granted for each year held. The authorized number of Class A non-voting shares that may be made subject to options under the EIP is 3,230,000.

                                             2000                 1999
                                               Weighted              Weighted
                                               average               average
                                     Number    exercise    Number    exercise
                                     of shares price       of shares price
Options outstanding,
  beginning of year                  1,557,669  $15.18     1,226,110  $12.71
Options granted                        229,950  $16.28       755,909  $14.96
Options exercised                      (88,000) $10.86      (413,000) $7.93
Options forfeited                      (59,595) $15.68       (51,350) $15.16
Options outstanding,
  end of year                        1,640,024  $15.46     1,557,669  $15.18
Options vested, end of year            318,045  $13.95       152,750  $9.04

The following table summarizes stock options outstanding and exercisable as at December 31, 2000.
                                Weighted    Weighted                  Weighted
Range of                        average     average      Number       average
exercise prices     Number      remaining   exercise     exercisable  exercise
in U.S.$            outstanding contractual price of     (vested)     price of
                                life        outstanding               vested
                                            options                   options

$10.47 - $14.94     682,914    2.3 years    $13.13         175,795    $11.24
$15.13 - $24.10     957,110    2.9 years    $17.13         131,750    $17.54

$10.47 - $24.10   1,640,024    2.6 years    $15.46         307,545    $13.94

The Company issued Class A non-voting shares from Treasury to the Company's 401(k) plan as follows:
                                                                  Total
              Number of                            Issue price    consideration
Year          shares         Date of issue         per share      paid

1998           56,000        January 12, 1999       $15.875       $889,000
1999              nil
2000              nil

In 2000, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows (U.S. $0.28 in 1999):

Dividend per share   Record Date          Payment Date

US$0.07              February 11, 2000    February 25, 2000
US$0.08              May 5, 2000          May 19, 2000
US$0.08              August 4, 2000       August 18, 2000
US$0.08              November 3, 2000     November 17, 2000

The Company may purchase up to 596,537 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange. During the year ended December 31, 2000, the Company purchased 244,600 Class A non-voting shares for a total consideration of $3,915,000 under a Normal Course Issuer Bid which expired on July 4, 2000 (275,200 shares for $3,853,000 in 1999 and 415,500 shares for
$6,290,000 in 1998). Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2001.


6. Contributed capital
Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised.


7. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

                                         2000            1999            1998

Profit before income tax          $71,712,000     $50,466,000     $21,723,000

U.S. federal tax at 35%           $25,110,000     $17,663,000      $7,589,000
Canadian tax at 44%                       -               -            17,000
Combined state and local tax,
  net of federal benefit            5,846,000       4,444,000       1,870,000

Income taxes before under-noted    30,956,000      22,107,000       9,476,000
Tax effect of non-taxable interest
  and dividends                      (258,000)       (177,000)       (244,000)
Tax effect of differences between
  accounting and taxable income       113,000       1,146,000          44,000

Income taxes                      $30,811,000     $23,076,000      $9,276,000

Profit before income tax provision
Canadian operations                  $(32,000)            -           $39,000
U.S. operations                   $71,744,000     $50,466,000     $21,684,000

The current U.S. income tax provision in 2000 is $30,811,000 ($23,076,000 in 1999 and $9,276,000 in 1998). The current Canadian income tax provision in 2000 is nil (nil in 1999 and 1998).

Income taxes included in the consolidated statements of income represent the following:

                                              Year ended December 31,
                                         2000            1999           1998

U.S. Federal tax                  $21,817,000     $16,239,000     $6,399,000
State and local tax                 8,994,000       6,837,000      2,877,000

Total                             $30,811,000     $23,076,000     $9,276,000

Aggregate deferred tax assets, which relate primarily to fixed assets and non-deductible expenses, are included in other assets and amounted to approximately $4,287,000 ($3,100,000 in 1999).

On a cash basis, the Company paid income taxes for the years ended December 31, 2000, 1999 and 1998 in the amounts of $46,163,000, $4,700,000 and
$21,170,000,  respectively.


8. Earnings per share
                                         2000           1999            1998
Basic weighted average number of
  shares outstanding               12,108,798     12,479,550      12,575,905
Stock options                         308,053        114,902         365,412

Diluted common shares              12,416,851     12,594,452      12,941,317

Net profit                        $40,901,000    $27,390,000     $12,447,000

Basic profit per share                  $3.38          $2.19           $0.99
Diluted profit per share                $3.29          $2.17           $0.96

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

The unaudited proforma results if compensation expense for the Company's 2000 grants for stock compensation had been determined in accordance with SFAS 123, expressed in thousands of U.S. dollars except per share amounts, are as follows:
             December 31,2000    December 31, 1999   December 31, 1998

             As                  As                  As
             Reported  Proforma  Reported  Proforma  Reported  Proforma
Net profit   $40,901    $39,518   $27,390   $26,215   $12,447   $11,857
Basic profit
 per share    $3.38       $3.26     $2.19     $2.10     $0.99     $0.94
Diluted
 profit per
 share        $3.29       $3.18     $2.17     $2.08     $0.96     $0.92

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 2000: risk-free interest rates ranging from 5.11% to 6.80% (4.78% to 6.34% in 1999 and 4.02% to 5.63% in 1998), expected dividend yield of 1.5% (1.8% in 1999 and 1998), expected life of 5 years and expected volatility ranging from 21% to 29% (24% to 48% in 1999 and 24% to 30% in 1998). The
weighted average fair value of options granted during 2000 was $952,000 ($3,889,000 in 1999 and $1,747,000 in 1998). The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The effects of applying SFAS 123 in this proforma presentation are not indicative of future amounts because it does not take into consideration future grants, any difference between actual and assumed forfeitures, and only reflects grants subsequent to December 15, 1994.


9. Commitments and contingencies
(a) 	The Company and its subsidiaries are obligated under lease agreements expiring at various dates through 2013 to pay the following future minimum rentals:

2001                     $7,210,000
2002                      6,107,000
2003                      5,393,000
2004                      4,239,000
2005 and thereafter      21,311,000
Total                   $44,260,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 2000, 1999 and 1998 was $8,233,000, $8,182,000 and $8,226,000, respectively.

(c) The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Fahnestock plan provides that the Company may make discretionary contributions. For certain employees who were formerly employed by FOM, contributions are made in accordance with the terms of the plan document.

FOM sponsors an unfunded Supplemental Executive Retirement Program
("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $1,956,000 at December 31, 2000.

The Company made contributions to the plans of $2,503,000, $2,692,000 and $2,344,000 in 2000, 1999 and 1998, respectively.

(d) On November 30, 2000 the Company established an Executive Deferred Compensation Plan ("EDCP") in order to offer to certain qualified high-performing financial consultants, a bonus based upon a formula reflecting years of service, gross commissions and a valuation of their clients' assets. The bonus amounts calculated with respect to fiscal 2000 total approximately $900,000 and will normally vest on January 1, 2006. The liability is being recognized on a straight-line basis over the vesting period. No expense was recognized in fiscal 2000.

(e) At December 31, 2000, the Company has collateralized and uncollateralized letters of credit for $41,500,000. Collateral for these letters of credit include marketable securities of approximately $10,831,000, pledged to two financial institutions. No amounts have been drawn on the letters of credit at December 31, 2000.

(f) The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussions with legal counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

(g) The Company's principal subsidiary, Fahnestock, is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2000, Fahnestock had net capital of $158,298,000 which was $148,598,000 in excess of the $9,700,000 required to be maintained at that date.

(h) In accordance with the Securities and exchange Commission's No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2000. The Company had no deposit requirements as of December 31, 2000.

10. Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2000, the Company has approximately $600 million of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $116,185,000 under securities loan agreements. In addition, the Company has received collateral of approximately $108,094,000 and $27,337,000 under securities borrow and reverse repurchase agreements, respectively, of which the Company has repledged approximately $109,548,000 as collateral under securities loans and repurchase agreements. Included in receivable from brokers and clearing organizations are receivables from three major broker-dealers totalling $62,235,000.

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

As part of its trading strategy, the Company uses derivative financial instruments. Net revenues from principal transactions, including derivatives, for the year ended December 31, 2000 included net revenues from trading equities of $71,830,000 ($57,078,000 in 1999 and $14,617,000 in 1998) and net revenues from trading fixed income securities of $12,590,000 ($13,936,000 in 1999 and $18,110,000 in 1998).

Futures contracts, comprised mainly of stock index futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 2000, the Company had open contracts to sell stock index futures contracts with notional values of approximately $10,012,000 ($22,263,000 in 1999). The fair value of these derivative financial instruments included in brokers and clearing organizations at December 31, 2000 was approximately $461,000 ($974,000 in 1999), and the monthly average fair values of the instruments during the year were assets of $333,000 and liabilities of $466,000 (assets of $267,000 and liabilities of $335,000 in 1999).

Cash is deposited to satisfy initial margin requirements for open futures contracts and is included in receivable from brokers and clearing organizations with any gain or loss from the unsettled futures transactions.

At December 31, 2000 the Company had outstanding commitments to buy and sell of $1,143,000 and $135,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

11. Impact of Recently Issued Accounting Standards
Under Statement of Financial Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company is required to reclassify the market value of collateral pledged to counterparties under securities loan and repurchase agreements, in which the counterparty has the right to sell or repledge the security. The Company is also required to disclose the market value of collateral received under securities borrow and reverse repurchase agreements when it has the ability to sell or repledge the collateral loans. In addition, the Company has the right to sell or repledge securities under customer margin loans. See notes 3 and 10.

New accounting standards issued but not effective would not have a material impact on the Company's financial statements.

12. Related Party Transactions
The Company has notes and accounts receivable for employees, net, of approximately $4,727,000 at December 31, 2000. These amounts will be forgiven over a three year period from the initial date of the loan and are contingent on their continued employment with the Company. The unamortized potion of the notes become due on demand in the event the employee departs during the three year period.

13. Segment Information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The
Company's segments are: Private Client which includes all business generated by the Company's 75 branches, including commission and fee income earned on client transactions; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; Interest which is derived from client margin accounts, stock loan activities and financing activities; and Asset Management which includes fees from money market funds and the investment management services of Fahnestock's asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported operating income of the Company for the years ended December 31, 2000, 1999 and 1998. The
Company's business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.
                                               Year ended December 31,
                                       2000             1999            1998
Revenue:
   Private Client              $154,698,000     $148,584,000     $138,862,000
   Capital Markets               82,700,000       74,027,000       38,153,000
   Asset Management              13,347,000       12,177,000       11,740,000
   Interest                      60,817,000       39,753,000       38,810,000
   Other                          4,937,000        4,570,000        5,216,000

Total                          $316,499,000     $279,111,000     $232,781,000

Operating Income:
   Private Client                $5,065,000       $5,220,000       $3,579,000
   Capital Markets               26,537,000       16,307,000       (5,530,000)
   Asset Management               8,168,000        7,760,000        7,361,000
   Interest                      25,657,000       18,382,000       17,078,000
   Other                          6,285,000        2,797,000         (765,000)

Total                           $71,712,000      $50,466,000      $21,723,000

14. Subsequent event
On January 25, 2001, a cash dividend of U.S.$0.09 per share (totalling $1,099,000) was declared payable on February 23, 2001 to holders of Class A non-voting and Class B shares of record on February 9, 2001.

15. 	Quarterly Information (unaudited)
      (Expressed in thousands of dollars, except per share amounts)

Fiscal Quarters
Year ended December 31, 2000    Fourth    Third   Second     First     Total
Revenue                        $74,218  $69,465  $69,424  $103,392  $316,499
Profit before income taxes     $11,118  $11,864  $14,405  $34,325    $71,712
Net profit                      $7,654   $6,375   $8,292  $18,580    $40,901
Earnings per share:
  Basic                          $0.63    $0.53    $0.68    $1.52      $3.38
  Diluted                        $0.61    $0.51    $0.67    $1.50      $3.29
Dividends per share              $0.08    $0.08    $0.08    $0.07      $0.31
Market price of Class A Shares:
  High                          $24.10   $23.00  $18.875  $17.125     $24.10
  Low                           $19.875 $18.4375 $16.50   $14.5625   $14.5625

Year ended December 31, 1999
Revenue                        $77,264  $64,948  $72,948  $63,951   $279,111
Profit before income taxes     $15,283  $11,436  $13,755   $9,992    $50,466
Net profit                      $8,185   $6,253   $7,607   $5,345    $27,390
Earnings per share:
  Basic                          $0.66    $0.50    $0.61    $0.43      $2.19
  Diluted                        $0.65    $0.49    $0.60    $0.42      $2.17
Dividends per share              $0.07    $0.07    $0.07    $0.07      $0.28
Market price of Class A Shares:
  High                         $16.125   $16.25   $18.00  $19.9375   $19.9375
  Low                          $14.3125  $14.375 $14.3125 $13.25      $13.25

The price quotations above were supplied by the New York Stock Exchange.


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

10(f)
Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan,
Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000)

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

10(m)
Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan
Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999)

21
Subsidiaries of the registrant (filed herewith) *