Form 10-Q
period 2001-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 2001-05-02
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2001

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on April 19, 2001 was 12,257,135 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2001and December 31, 2000

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

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

SIGNATURES

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Expressed in thousands of U.S. dollars	MARCH 31, 2001	DECEMBER 31, 2000

ASSETS
Current assets
Cash and short-term deposits	$12,561	$14,669
Restricted deposits	2,807	2,712
Securities purchased under agreement to resell	1,301	23,500
Deposits with clearing organizations	5,416	5,917
Receivable from brokers and clearing organizations	590,631	130,657
Receivable from customers	343,182	428,582
Securities owned, at market value	44,626	51,543
Other	24,647	23,050
	1,025,171	680,630
Other assets
Stock exchange seats (approximate market value
$8,161; $8,258 in 2000)	3,018	3,018
Fixed assets, net of accumulated depreciation of
$15,624; $14,961 in 2000	9,140	9,687
Goodwill, at amortized cost	4,038	4,147
	16,196	16,852

	$1,041,367	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Expressed in thousands of U.S. dollars	MARCH 31, 2001	DECEMBER 31, 2000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$14,039	$26,464
Bank call loans	37,666	25,899
Securities sold under agreement to repurchase	455,155	23,500
Payable to brokers and clearing organizations	144,184	222,150
Payable to customers	102,188	124,534
Securities sold, but not yet purchased, at market value	12,631	8,153
Accounts payable and other liabilities	34,249	40,003
Income taxes payable	7,794	4,979
	807,906	475,682

Shareholders' equity
Share capital
12,255,285 Class A non-voting shares
(2000 - 11,990,969 shares)	32,897	29,550
99,680 Class B voting shares	133	133
	33,030	29,683
Contributed capital	3,795	3,499
Retained earnings	196,636	188,618
	233,461	221,800

	$1,041,367	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
Expressed in thousands of U.S. dollars, except per share amounts	2001	2000

REVENUE:
Commissions	$30,195	$38,232
Principal transactions, net	18,097	40,944
Interest	13,488	13,674
Underwriting fees	2,927	2,981
Advisory fees	5,662	5,768
Other	3,126	1,793
	73,495	103,392

EXPENSES:
Compensation and related expenses	36,676	47,036
Clearing and exchange fees	836	2,289
Communications	5,823	6,020
Occupancy costs	2,899	3,265
Interest	6,831	6,650
Other	4,810	3,807
	57,875	69,067
Profit before income taxes	15,620	34,325
Income tax provision	6,503	15,745
NET PROFIT FOR PERIOD	$9,117	$18,580

Earnings per share
- basic	$0.74	$1.53
- diluted	$0.71	$1.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
Expressed in thousands of U.S. dollars	2001	2000

Cash flows from operating activities:
Net profit for the period	$9,117	$18,580
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	806	863
Decrease (increase) in operating assets:
Restricted deposits	(95)	(289)
Securities purchased under agreement to resell	22,199	23,526
Deposits with clearing organizations	501	(5,120)
Receivable from brokers and clearing organizations	(459,974)	(26,926)
Receivable from customers	85,400	(124,135)
Securities owned	6,917	3,700
Other assets	(1,597)	(305)
Increase (decrease) in operating liabilities:
Drafts payable	(12,425)	3,086
Securities sold under agreement to repurchase	431,655	(25,000)
Payable to brokers and clearing organizations	(77,966)	20,215
Payable to customers	(22,346)	34,054
Securities sold, but not yet purchased	4,478	1,514
Accounts payable and other liabilities	(5,754)	(1,268)
Tax benefit from employee stock options exercised	296	-
Income taxes payable	2,815	(7,310)
Cash used in operating activities	(15,973)	(84,815)
Cash flows from investing activities:
Purchase of fixed assets	(150)	(244)
Cash used in investing activities	(150)	(244)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,099)	(855)
Issuance of Class A non-voting shares	3,347	14
Repurchase of Class A non-voting shares for cancellation	-	(2,208)
Subordinated loans payable	-	(30)
Increase in bank call loans	11,767	88,959
Cash provided by financing activities	14,015	85,880
Net (decrease) increase in cash and short-term deposits	(2,108)	821
Cash and short-term deposits, beginning of period	14,669	10,838
Cash and short-term deposits, end of period	$12,561	$11,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries ( together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 75 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. Fahnestock conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,260 people, of whom 735 are financial consultants.

All material intercompany accounts have been eliminated in consolidation.

The Company’s condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company’s most recent annual report on Form 10-K for the year ended December 31, 2000 including the summary of significant accounting policies utilized by the Company.

The financial statements include all adjustments which, in the opinion of management, are normal and recurring and necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

These condensed consolidated financial statements are presented in U.S. dollars.

2. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months Ended March 31,
	2001	2000

Basic weighted average number of shares outstanding	12,304,735	12,182,624
Net effect, treasury method	484,365	143,563
Diluted common shares	12,789,100	12,326,187

Net profit for the period	$9,117,000	$18,580,000

Basic earnings per share	$0.74	$1.53
Diluted earnings per share	$0.71	$1.51

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

At March 31, 2001, the net capital of Fahnestock as calculated under the Rule was $171,049,000 or 43% of Fahnestock's aggregate debit items. This was $163,137,000 in excess of the minimum required net capital.

4. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The Company’s business is conducted primarily in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of U.S. dollars	Three Months Ended March 31,
	2001	2000
Revenue:
Private Client	$32,392	$49,873
Capital Markets	22,133	35,885
Asset Management	3,756	3,360
Interest	12,783	12,854
Other	2,431	1,420
Total	$73,495	$103,392

Operating Income:
Private Client	$(296)	$4,731
Capital Markets	6,796	12,591
Asset Management	2,354	2,112
Interest	5,270	5,902
Other	1,496	8,989
Total	$15,620	$34,325

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

Results of Operations

Net profit for the first quarter ended March 31, 2001 was $9,117,000 or $0.74 per share compared to $18,580,000 or $1.53 per share for the first quarter of 2000, a decrease of 51% in net profit. Revenue for the first quarter of 2001 was $73,495,000 compared to $103,392,000 in the first quarter of 2000, a decrease of 29%.

The results of the first quarter of 2001 reflected the continued reluctance of retail investors to participate in uncertain markets, a sharp contrast to investor enthusiasm in the first quarter of 2000. The first quarter of 2000 produced the strongest quarter in the Company’s history. The results of the first quarter of 2000 were driven by record market trading volume and record share prices on both the NASDAQ and listed markets. This year’s first quarter produced excellent results when compared to the immediately preceding three quarters. Despite highly volatile market conditions in 2001 and investor uncertainty, when compared to the previous three quarters, the Company held its commission business steady and improved its revenues from both principal trading activities and underwriting fees. Lower U.S. interest rates resulted in reduced net interest costs in 2001 compared to 2000. While lower expectations prevail for the securities markets in the remainder of 2001, results are likely to continue to be respectable but unexciting. As we have done over the last 15 years, we will continue to build book value, we shall remain cognizant of the need to remain vigilant over expenses, and we will maintain our plan for our business and commitment to client service.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue decreased by 21% in the first quarter of 2001 compared to the first quarter of 2000 with markets generating lower volumes in 2001 compared to 2000. Net revenue from principal transactions decreased by 56% compared to the first quarter of 2000 due to significantly reduced activity in the NASDAQ markets. Due to high market volatility, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant. Investment banking revenues and advisory fees remained level with the first quarter of 2000. Net interest revenue (interest revenue less interest expense) decreased by 5% in the first quarter of 2001 compared to the first quarter of 2000 as a result of lower U.S. interest rates and lower customer debit balances. Expenses decreased in the first quarter of 2001 compared to the first quarter of 2000. Compensation expense has volume-related components and, therefore, decreased with the decreased level of business conducted in the first quarter of 2001 compared to the first quarter of 2000. The cost of communications and technology decreased 3% in the first quarter of 2001 compared to the first quarter of 2000 due to benefits derived from reductions in telecommunications costs from vendors. Occupancy costs decreased by 11% in the first quarter of 2001 compared to the first quarter of 2000 due to the consolidation of several branch locations.

Liquidity and Capital Resources

Total assets at March 31, 2001 of $1,041,367,000 increased by approximately 49% from $697,482,000 at December 31, 2000 due primarily to higher broker/dealer balances, as well as transactions in the Company’s matched book. Liquid assets accounted for 98% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 2001, $37,666,000 of such borrowings were outstanding, an increase of 45% compared to outstanding borrowings at December 31, 2000. At March 31, 2001 the Company had available collateralized and uncollateralized letters of credit of $38,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

On February 23, 2001, the Company paid cash dividends of $0.09 per Class A non-voting and Class B share totaling $1,099,000 from available cash on hand.

On April 19, 2001, the board of directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A non-voting and Class B share payable on May 18, 2001 to shareholders of record on May 4, 2001.

The book value of the Company’s Class A non-voting and Class B shares is $18.90 at March 31, 2001 (U.S.$16.76 at March 31, 2000), based on total outstanding shares of 12,354,965 and 12,106,299, respectively.

Factors Affecting "Forward-Looking Statements"

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

The Company’s principal business activities by their nature involve significant market and credit risks. The Company’s effectiveness in managing these risks is critical to its success and stability.

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

Market risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent in all types of financial instruments, including both derivatives and non-derivatives. The Company’s exposure to market risk arises from its role as a financial intermediary for its customers’ transactions and from its proprietary trading and arbitrage activities.

In addition, the Company’s activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company’s operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty’s obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty risk.

Value-at-Risk

Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading financial instruments and derivatives. The value -at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At March 31, 2001 and 2000, the Company’s value-at-risk for each component of market risk was as follows:

	March 31,
Expressed in thousands of U.S. dollars	2001	2000
Interest rate risk	$169	$71
Equity price risk	397	796
Diversification benefit	(258)	(417)
Total	$308	$450

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at March 31, 2001 compared to those reported as at March 31, 2000 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at March 31, 2001 shifted towards debt and away from equities compared to the relative portfolio composition for the comparable period in 2000.

The value-at-risk estimate has limitations that should be considered in evaluating the Company’s potential future losses based on the period-end portfolio positions. Recent market conditions, including increased volatility, may result in statistical relationships that result in higher value-at-risk than would be estimated from the same portfolio under different market conditions, or the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The Company’s market risk exposure is continuously monitored as the portfolio risks and market conditions change.

PART II

ITEM 1. Legal Proceedings

The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. In management's opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company's financial position. The potential significance of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of April, 2001.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman
(Principal Financial Officer)

By: "E.K. Roberts"
E.K.Roberts, President
(Duly Authorized Officer)