Form 10-K/A
period 2000-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2001-05-16
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A No. 1

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

Ontario, Canada
(State or other jurisdiction of incorporation or organization)

98-0080034
(I.R.S. Employer Identification No.)

P.O. Box 2015, Suite 1110
20 Eglinton Avenue West
Toronto, Ontario, Canada M4R 1K8
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone number, including area code: (416) 322-1515

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange - New York Stock Exchange
Title of each class on which registered - Class A non-voting shares

Securities registered pursuant to Section 12(g) of the Act:
Title of each class - Not Applicable

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

_______________________________________________________________________

EXPLANATORY NOTE

Form 10-K for the year ended December 31, 2000 is being amended to correct the inadvertent omission of one of the directors and executive officers of the registrant in Item 10.

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

Name	Age	Positions held
John L. Bitove	73	A Director of the Company since February 1980; Retired executive. - Member of the Audit and Compensation and Stock Option Committees
Richard Crystal	60	A Director of the Company since 1992; Partner, Winston & Strawn (law firm) and predecessor firms, U.S. counsel to the Company since 1985.
Albert G. Lowenthal	55	Chairman of the Board, Chief Executive Officer and Director of the Company since 1985; Chairman of the Board, Chief Executive Officer and Director of Fahnestock since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York brokerage firm.
Kenneth W. McArthur	65	A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President Nesbitt Thomson Inc. between July 1989 and January 1993.
		- Member of the Audit Committee
A. Winn Oughtred	58	A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP. (law firm), Canadian counsel to the Company since 1979.
Elaine K. Roberts	49	President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.
Burton Winberg	76	A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959. - Member of the Audit and Compensation and Stock Option Committees.

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

DIRECTORS COMPENSATION

In the year ended December 31, 2000, the Company paid its directors an annual retainer fee of $10,000 plus $1000 for each board or committee meeting attended in person and $500 for board or committee meeting attended by telephone. Directors are reimbursed for travel and related expenses incurred in attending board and committee meetings. The directors who are not employees of the Company and its subsidiaries, are also entitled to the automatic grant of stock options under the Company’s 1996 Equity Incentive Plan, as amended, (the "Plan") pursuant to a formula set out in the Plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of May, 2001.

FAHNESTOCK VINER HOLDINGS INC.

BY:/s/E.K. Roberts
E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/J.L. Bitove J.L. Bitove	Director	May 16, 2001
/s/ R. Crystal R. Crystal	Director	May 16, 2001
/s/ A.G. Lowenthal A.G. Lowenthal	Chairman, Chief Executive Officer, Director	May 16, 2001
/s/ K.W. McArthur K.W. McArthur	Director	May 16, 2001
/s/ A.W. Oughtred A.W. Oughtred	Secretary, Director	May 16, 2001
s/ E.K. Roberts E.K. Roberts	President & Treasurer, (Principal Financial and Accounting Officer), Director	May 16, 2001
/s/ B. Winberg B. Winberg	Director	May 16, 2001