Form 10-Q
period 2001-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 2001-07-31
CIK 791963

content="text/html; charset=iso-8859-1"> q601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on July 19, 2001 was 12,292,450 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2001and December 31, 2000

Condensed Consolidated Statements of Operations for the three and six months periods ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2001 and 2000

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

SIGNATURES

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	JUNE 30, 2001	DECEMBER 31, 2000
Expressed in thousands of U.S. dollars

ASSETS
Current assets
Cash and short-term deposits	$13,306	$14,669
Restricted deposits	2,365	2,712
Securities purchased under agreement to resell	2,000	23,500
Deposits with clearing organizations	16,124	5,917
Receivable from brokers and clearing organizations	106,641	130,657
Receivable from customers	339,261	428,582
Securities owned (including amounts pledged of
$623; $532 in 2000), at market value	47,057	51,543
Other	24,687	23,050
	551,441	680,630
Other assets
Stock exchange seats (approximate market value
$8,706; $8,258 in 2000)	3,018	3,018
Fixed assets, net of accumulated depreciation of
$16,338; $14,961 in 2000	8,710	9,687
Goodwill, at amortized cost	3,931	4,147
	15,659	16,852

	$567,100	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	JUNE 30, 2001	DECEMBER 31, 2000
Expressed in thousands of U.S. dollars

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$15,192	$26,464
Bank call loans	24,466	25,899
Securities sold under agreement to repurchase	2,000	23,500
Payable to brokers and clearing organizations	143,713	222,150
Payable to customers	97,047	124,534
Securities sold, but not yet purchased, at market value	12,737	8,153
Accounts payable and other liabilities	32,066	40,003
Income taxes payable	2,857	4,979
	330,078	475,682

Shareholders' equity
Share capital
12,290,250 Class A non-voting shares
(2000 - 11,990,969 shares)	33,478	29,550
99,680 Class B voting shares	133	133
	33,611	29,683
Contributed capital	3,968	3,499
Retained earnings	199,443	188,618
	237,022	221,800

	$567,100	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Expressed in thousands of U.S. dollars, except per share amounts	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2001	2000	2001	2000

REVENUE:
Commissions	$26,614	$29,816	$56,809	$68,048
Principal transactions, net	11,665	16,178	29,762	57,122
Interest	8,466	13,708	21,954	27,382
Underwriting fees	2,493	2,132	5,420	5,113
Advisory fees	5,854	5,025	11,516	10,793
Other	1,784	2,565	4,910	4,358
	56,876	69,424	130,371	172,816

EXPENSES:
Compensation and related expenses	32,222	34,857	68,898	81,893
Clearing and exchange fees	1,705	1,618	2,541	3,907
Communications	5,688	5,893	11,511	11,913
Occupancy costs	2,748	3,217	5,647	6,482
Interest	3,548	5,905	10,379	12,555
Other	4,114	3,529	8,924	7,336
	50,025	55,019	107,900	124,086

Profit before income taxes	6,851	14,405	22,471	48,730
Income tax provision	2,932	6,113	9,435	21,858
NET PROFIT FOR PERIOD	$3,919	$8,292	$13,036	$26,872

Profit per share
- basic	$0.32	$0.68	$1.06	$2.21
- diluted	$0.30	$0.67	$1.02	$2.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,
Expressed in thousands of U.S. dollars	2001	2000
Cash flows from operating activities:
Net profit for the period	$13,036	$26,872
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	1,596	1,535
Decrease (increase) in operating assets:
Restricted deposits	347	(238)
Securities purchased under agreement to resell	21,500	45,207
Deposits with clearing organizations	(10,207)	496
Receivable from brokers and clearing organizations	24,016	(13,163)
Receivable from customers	89,321	(65,380)
Securities owned	4,486	7,012
Other assets	(1,637)	4,382
Increase (decrease) in operating liabilities:
Drafts payable	(11,272)	(3,439)
Securities sold under agreement to repurchase	(21,500)	(45,031)
Payable to brokers and clearing organizations	(78,437)	23,022
Payable to customers	(27,487)	21,263
Securities sold, but not yet purchased	4,584	(4,893)
Accounts payable and other liabilities	(7,937)	(1,489)
Tax benefit from employee stock options exercised	469	-
Income taxes payable	(2,122)	(8,008)
Cash used in operating activities	(1,244)	(11,852)
Cash flows from investing activities:
Purchase of Propp & Company, Inc., net of cash acquired	-	(740)
Purchase of fixed assets	(402)	(675)
Cash used in investing activities	(402)	(1,415)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(2,212)	(1,824)
Issuance of Class A non-voting shares	3,928	293
Repurchase of Class A non-voting shares for cancellation	-	(3,916)
Decrease in bank call loans	(1,433)	18,443
Cash provided by financing activities	283	12,996
Net decrease in cash and short-term deposits	(1,363)	(271)
Cash and short-term deposits, beginning of period	14,669	10,838
Cash and short-term deposits, end of period	$13,306	$10,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries ( together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 75 offices in 15 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. Fahnestock also conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,260 people, of whom 740 are financial consultants.

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

2. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
Basic weighted average number of shares outstanding	12,368,786	12,141,317	12,287,373	12,141,317
Net effect, treasury method	491,303	150,703	446,392	183,173
Diluted common shares	12,860,089	12,292,020	12,733,765	12,324,490

Net profit for the period	$3,919,000	$8,292,000	$13,036,000	$26,872,000

Basic profit per share	$0.32	$0.68	$1.06	$2.21
Diluted profit per share	$0.30	$0.67	$1.02	$2.18

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

At June 30, 2001, the net capital of Fahnestock as calculated under the Rule was $168,244,000 or 44% of Fahnestock's aggregate debit items. This was $160,652,000 in excess of the minimum required net capital.

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

Expressed in thousands of U.S. dollars	Three Months ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Retail Branches	$30,202	$35,591	$62,594	$85,464
Capital Markets	14,104	16,310	36,237	52,195
Asset Management	3,763	3,177	7,519	6,537
Interest	7,780	13,226	20,563	26,080
Other	1,027	1,120	3,458	2,540

Total	$56,876	$69,424	$130,371	$172,816

Operating Income:
Retail Branches	$(371)	$871	$(666)	$5,772
Capital Markets	1,215	2,787	8,011	15,378
Asset Management	2,794	1,954	5,148	4,066
Interest	3,823	6,825	9,093	12,727
Other	(610)	1,968	885	10,787

Total	$6,851	$14,405	$22,471	$48,730

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

Results of Operations

Net profit for the second quarter ended June 30, 2001 was $3,919,000 or $0.32 per share compared to $8,292,000 or $0.68 per share for the second quarter of 2000, a decrease of 53% in net profit. Revenue for the second quarter of 2001 was $56,876,000 compared to $69,424,000 in the second quarter of 2000, a decrease of 18%.

Results for the second quarter of 2001 reflected substantially lower individual investor participation in the equity markets, the impact of reduced economic activity, and the substantial reduction in the value of securities held by investors in technology and telecommunications sectors. Market volume reflected reduced activity levels by both institutional and individual investors. Results were also impacted by lower interest rates and lower client debit balances, as well as the effect of decimalization on trading spreads in the NASDAQ market.

As a result of highly volatile market conditions in 2001 and investor uncertainty, the Company’s commission business and revenues from principal trading activities declined compared to the previous year. A less than robust economic environment for the remainder of this year when compared to the previous year is likely to affect securities markets for the balance of the fiscal year. Controllable expenses are being reduced to more closely reflect anticipated revenues over the next several quarters.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue decreased by 11% in the second quarter of 2001 compared to the second quarter of 2000 with markets generating lower volumes in 2001 compared to 2000. Net revenue from principal transactions decreased by 28% compared to the second quarter of 2000 due to significantly reduced activity and reduced trading opportunities in the NASDAQ markets. Due to these reduced opportunities, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant. Investment banking revenues and advisory fees increased by 17% and 16%, respectively, compared with the second quarter of 2000. Net interest revenue (interest revenue less interest expense) decreased by 37% in the second quarter of 2001 compared to the second quarter of 2000 as a result of lower U.S. interest rates and lower customer debit balances.

Expenses decreased by 9% in the second quarter of 2001 compared to the second quarter of 2000. Compensation expense has volume-related components and, therefore, decreased (by 8%) with the decreased level of business conducted in the second quarter of 2001 compared to the second quarter of 2000. The cost of communications and technology decreased 3% in the second quarter of 2001 compared to the second quarter of 2000 due to benefits derived from reductions in telecommunications costs from vendors. Occupancy costs decreased by 15% in the second quarter of 2001 compared to the second quarter of 2000 due to the consolidation of several branch locations.

Liquidity and Capital Resources

Total assets at June 30, 2001 were $567,100,000, a decrease of approximately 19% from $697,482,000 at December 31, 2000 due primarily to lower customer and broker/dealer balances, as well as transactions in the Company’s matched book. Liquid assets accounted for 97% of total assets, consistent with year end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 2001, $24,466,000 of such borrowings were outstanding, a decrease of 6% compared to outstanding borrowings at December 31, 2000. At June 30, 2001 the Company had available collateralized and uncollateralized letters of credit of $35,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Both on February 23, 2001 and May 18, 2001, the Company paid cash dividends of $0.09 per Class A non-voting and Class B share totaling $2,212,000 from available cash on hand.

On July 19, 2001, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A non-voting and Class B share payable on August 17, 2001 to shareholders of record on August 3, 2001.

The book value of the Company’s Class A non-voting and Class B shares was $19.13 at June 30, 2001 compared to $17.35 at June 30, 2000, based on total outstanding shares of 12,389,930 and 12,033,439, respectively.

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

In addition, the Company’s activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company’s operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty’s obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities, and record keeping. The Company has procedures designed to assess and monitor counterparty credit risk.

Value-at-Risk

Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading financial instruments and derivatives. The value -at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model for the market factors relevant to the portfolio were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization and concentration limits.

At June 30, 2001 and 2000, the Company’s value-at-risk for each component of market risk was as follows:

	June 30,
Expressed in thousands of U.S. dollars	2001	2000

Interest rate risk	$231	$116
Equity price risk	357	978
Diversification benefit	(216)	(543)

Total	$372	$551

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at June 30, 2001 compared to those reported as at June 30, 2000 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at June 30, 2001 shifted towards debt and away from equities compared to the relative portfolio composition for the comparable period in 2000.

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

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

At the Annual and Special Meeting of Shareholders of the Company held on May 14, 2001, the holders of Class B voting shares (i) elected seven directors, (ii) appointed PricewaterhouseCoopers LLP as auditors of the Company and authorized the directors to fix the remuneration of the auditors, (iii) confirmed an amendment to the Company’s 1996 Equity Incentive Plan increasing the number of Class A non-voting shares that may be issued pursuant to options granted under the Plan by 175,000 shares and (iv) approved the Performance-Based Compensation Agreement dated as of January 1, 2001 between the Company and A.G. Lowenthal.

The number of votes cast for or against or withheld as to each matter voted upon, as applicable, is set forth below:

	For	Against/ Withheld

(i) Election of Directors	95,181	nil
J. L. Bitove
R. Crystal
A. G. Lowenthal
K. W. McArthur
A. W. Oughtred
E. K. Roberts
B. Winberg

(ii) Apointment of Auditors	95,181	nil

(iii) Amendment of 1996 Equity Incentive Plan	94,888	13

(iv) Approval of Performance-Based Compensation Agreement	94,888	13

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits -

10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No.2 dated February 28, 2001.
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001.

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 19th day of July 2001.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman
(Principal Financial Officer)

By: "E.K. Roberts"
E.K.Roberts, President
(Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No.2 dated February 28, 2001. (filed herewith)*
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001. (filed herewith)*