Form 10-Q
period 2001-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 2001-10-31
CIK 791963

content="text/html; charset=iso-8859-1"> fq901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on October 18, 2001 was 12,303,670 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

/ Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001and December 31, 2000 2

Condensed Consolidated Statements of Operations for the three and nine months periods ended September 30, 2001 and 2000 4

Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2001 and 2000 5

Notes to Condensed Consolidated Financial Statements 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk 12

PART II OTHER INFORMATION

Item 1. Legal Proceedings 14

Item 2. Changes in Securities and Use of Proceeds 14

Item 3. Defaults Upon Senior Securities 14

Item 4. Submission of Matters to a Vote of Security-Holders 14

Item 5. Other Information 14

Item 6. Exhibits and Reports on Form 8-K 14

SIGNATURES 15

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
Expressed in thousands of U.S. dollars

ASSETS
Current assets
Cash and short-term deposits	$11,548	$14,669
Restricted deposits	2,224	2,712
Securities purchased under agreement to resell	2,000	23,500
Deposits with clearing organizations	4,805	5,917
Receivable from brokers and clearing organizations	188,601	130,657
Receivable from customers	319,722	428,582
Securities owned, including amounts pledged of
$136 ($532 in 2000), at market value	42,153	51,543
Other	37,693	23,050
	608,746	680,630
Other assets
Stock exchange seats (approximate market value
$8,611; $8,258 in 2000)	3,018	3,018
Fixed assets, net of accumulated depreciation of
$17,194; $14,961 in 2000	10,903	9,687
Goodwill, at amortized cost	4,602	4,147
	18,523	16,852

	$627,269	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
Expressed in thousands of U.S. dollars

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$11,174	$26,464
Bank call loans	5,383	25,899
Securities sold under agreement to repurchase	2,000	23,500
Payable to brokers and clearing organizations	202,389	222,150
Payable to customers	89,567	124,534
Securities sold, but not yet purchased, at market value	8,395	8,153
Accounts payable and other liabilities	64,653	40,003
Income taxes payable	4,253	4,979
	387,814	475,682

Shareholders' equity
Share capital
12,303,670 Class A non-voting shares
(2000 - 11,990,969 shares)	33,642	29,550
99,680 Class B voting shares	133	133
	33,775	29,683
Contributed capital	4,019	3,499
Retained earnings	201,661	188,618
	239,455	221,800

	$627,269	$697,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Expressed in thousands of U.S. dollars, except per share amounts	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000

REVENUE:
Commissions	$25,683	$30,099	$82,492	$98,147
Principal transactions, net	11,243	15,046	41,005	72,168
Interest	6,761	15,151	28,715	42,533
Underwriting fees	2,779	2,366	8,199	7,479
Advisory fees	5,462	5,275	16,978	16,068
Other	1,820	1,528	6,730	5,886
	53,748	69,465	184,119	242,281

EXPENSES:
Compensation and related expenses	32,488	36,558	101,386	118,451
Clearing and exchange fees	1,440	1,184	3,981	5,091
Communications	5,118	5,593	16,629	17,506
Occupancy costs	3,178	2,889	8,826	9,371
Interest	1,857	7,349	12,236	19,904
Other	4,010	4,028	12,933	11,364
	48,091	57,601	155,991	181,687

Profit before income taxes	5,657	11,864	28,128	60,594
Income tax provision	2,323	5,489	11,758	27,347
NET PROFIT FOR PERIOD	$3,334	$6,375	$16,370	$33,247

Profit per share
- basic	$0.27	$0.53	$1.33	$2.74
- diluted	$0.26	$0.51	$1.28	$2.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
Expressed in thousands of U.S. dollars	2001	2000
Cash flows from operating activities:
Net profit for the period	$16,370	$33,247
Adjustments to reconcile net profit to net cash provided by (used in)
operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,560	2,541
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	488	25
Securities purchased under agreement to resell	21,500	47,980
Deposits with clearing organizations	1,112	1,120
Receivable from brokers and clearing organizations	(51,519)	(30,391)
Receivable from customers	108,860	(74,853)
Securities owned	9,667	14,906
Other assets	(4,242)	1,880
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(15,290)	8,743
Securities sold under agreement to repurchase	(21,500)	(45,519)
Payable to brokers and clearing organizations	(19,761)	116,152
Payable to customers	(34,967)	(18,308)
Securities sold, but not yet purchased	22	(5,975)
Accounts payable and other liabilities	985	(992)
Tax benefit from employee stock options exercised	520	-
Income taxes payable	(726)	(8,089)
Cash provided by operating activities	14,079	42,467
Cash flows from investing activities:
Net cash acquired on purchase of Josephthal Group, Inc.,	3,139	-
Purchase of Propp & Company, Inc., net of cash acquired	-	(883)
Purchase of fixed assets	(587)	(1,493)
Cash provided by (used in) investing activities	2,552	(2,376)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(3,327)	(2,790)
Issuance of Class A non-voting shares	4,221	855
Repurchase of Class A non-voting shares for cancellation	(130)	(3,916)
Decrease in bank call loans	(20,516)	(33,039)
Cash used in financing activities	(19,752)	(38,890)
Net (decrease) increase in cash and short-term deposits	(3,121)	1,201
Cash and short-term deposits, beginning of period	14,669	10,838
Cash and short-term deposits, end of period	$11,548	$12,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiaries of FVH are Fahnestock & Co. Inc. ("Fahnestock") and since September 17, 2001, Josephthal & Co. Inc. ("Josephthal"), registered broker-dealers in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 100 offices in 19 states located primarily in the Northeastern United States, Michigan, the Midwest and Florida. Fahnestock also conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,850 people, of whom over 1,000 are financial consultants.

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

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The Company intends to fully adopt the new rules on January 1, 2002, the beginning of fiscal 2002. The Company has not yet determined the impact that these standards could have on its consolidated financial position or results of operations.

3. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months Ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000

Basic weighted average number of shares outstanding	12,396,537	12,067,763	12,324,161	12,116,620
Net effect, treasury method	459,069	410,142	445,599	242,721
Diluted common shares	12,855,606	12,477,905	12,769,760	12,359,341

Net profit for the period	$3,334,000	$6,375,000	$16,370,000	$33,247,000

Basic profit per share	$0.27	$0.53	$1.33	$2.74
Diluted profit per share	$0.26	$0.51	$1.28	$2.69

4. Net Capital Requirements

The Company's principal broker-dealer subsidiaries, Fahnestock and Josephthal, are subject to the Uniform Net Capital Rule (the "Rule") of the SEC and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock and Josephthal have elected to use the alternative method permitted by the Rule, which requires that they maintain minimum net capital equal to 2% of aggregate debit items arising from customer transactions, as defined. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

At September 30, 2001, the net capital of Fahnestock as calculated under the Rule was $173,242,000 or 50% of Fahnestock's aggregate debit items. This was $166,337,000 in excess of the minimum required net capital. At September 30, 2001, the net capital of Josephthal & Co. Inc. as calculated under the Rule was $1,727,000. This was $1,477,000 in excess of the minimum required net capital.

5. Segment Information

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

Expressed in thousands of U.S. dollars	Three Months ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Private Client	$27,145	$34,965	$89,739	$120,429
Capital Markets	15,014	15,843	51,251	68,039
Asset Management	3,994	3,281	11,513	9,818
Interest	6,483	14,369	27,046	40,449
Other	1,112	1,007	4,570	3,546

Total	$53,748	$69,465	$184,119	$242,281

Operating Income:
Private Client	$(3,293)	$751	$(3,960)	$6,524
Capital Markets	2,215	3,143	10,226	25,110
Asset Management	2,748	1,987	7,896	6,053
Interest	4,287	6,149	13,381	18,876
Other	(300)	(166)	585	4,031

Total	$5,657	$11,864	$28,128	$60,594

6. Acquisitions

On September 17, 2001, the Company, through an indirect wholly-owned subsidiary, acquired substantially all of the outstanding common shares of Josephthal Group, Inc., which indirectly owns 100% of Josephthal & Co., Inc, a private New York-based, full service broker-dealer with approximately 265 financial consultants in 25 offices across the United States. The results of Josephthal’s operations have been included in the consolidated financial statements since that date. Josephthal was founded in 1910 and is a member of the New York Stock Exchange and other principal exchanges. With this acquisition, the Company has in its employ over 1,000 financial consultants in 100 offices, and has combined client assets under administration in excess of $20 billion.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The Company is currently assessing the valuation of potential intangible assets, other than goodwill and of certain liabilities and thus, the summary of fair values is subject to change.

Josephthal Group, Inc.
Balance Sheet
As at September 17, 2001

Cash and cash equivalents	$3,139,000
Securities owned, at market	277,000
Receivable from brokers, dealers and clearing organizations	6,425,000
Furniture, equipments and leasehold improvements, net	2,864,000
Deposits and other assets	10,400,000

23,105,000
Deduct:
Securities sold, but not yet purchased, at market	(220,000)
Accounts payable, accrued expenses and other liabilities	(23,665,000)

Excess of cost over fair value of assets acquired, preliminarily allocated to goodwill	$780,000

Presented below are the unaudited proforma consolidated results of operations which give effect to the acquisition of Josephthal as if the transaction was consummated at the beginning of each of the periods presented. The proforma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company has not yet determined the amount, if any, to be allocated to intangible assets other than goodwill and thus, the results do not include any amortization of such intangible assets, if any.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenue	$71,475	$98,173	$247,740	$360,622
Profit before extraordinary items	$1,857	$9,882	$18,921	$63,922
Profit before tax	$1,857	$9,882	$18,921	$63,922
Net profit	$1,170	$5,142	$11,054	$34,327
Earnings per share
Basic	$0.09	$0.43	$0.90	$2.83
Diluted	$0.09	$0.41	$0.87	$2.78

7. Subsequent Events

In October, 2001, the Company agreed to acquire Grand Charter Group, Incorporated, which owns 100% of Prime Charter Ltd., a twelve year old full service securities firm with approximately 100 financial consultants headquartered in New York City. Prime Charter is a member firm of the NASD and operates from two offices in New York City and Boca Raton, Florida.

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

Results of Operations

Net profit was U.S.$3,334,000 or $0.27 per share for the third quarter ended September 30, 2001 compared to U.S.$6,375,000 or $0.53 per share for the third quarter of 2000, a decrease of 48% in net profit. Revenue for the third quarter of 2001 was U.S.$53,748,000, a decrease of 23% compared to revenue of U.S.$69,465,000 in the third quarter of 2000.

On September 11, 2001, attacks by terrorists on the World Trade Center and the Pentagon irretrievably damaged North America’s sense of invulnerability at home. The repercussions have had and will have far reaching consequences going beyond the personal losses experienced by many Americans and their families. An already fragile economic environment probably has tipped into recession. Despite continuing interest rate reductions and calls to resume normal behavior, investors remain skittish and markets are extremely volatile. Only time will tell what the long-term impact of these events will be on investors, the economy, and North American society.

Weak and uncertain markets, together with the fact that markets in the United States were closed for four days in September 2001 following the terrorist bombings, had a drastic effect on the Company’s revenues from commissions and principal transactions in the third quarter of 2001 compared to the third quarter of 2000. Declining interest rates throughout 2001 and lower customer margin balances reduced net interest income in the third quarter of 2001 compared to the same period in 2000.

On September 17, 2001 the Company purchased substantially all of the outstanding shares of Josephthal Group, Inc., the parent of Josephthal & Co. Inc., a full service securities firm headquartered in New York City with approximately 265 financial consultants in 25 offices across the United States. Josephthal was founded in 1910 and is a member of the New York Stock Exchange and other principal exchanges. The consolidated results of operations for the third quarter 2001 include the operations of Josephthal Group from the date of acquisition. Josephthal is currently operating at a loss. The pretax impact of the Josephthal acquisition in the Company’s consolidated results for the third quarter 2001 is a loss of approximately $1,140,000. The Company has plans to assume the clearing of the Josephthal client accounts in early November and every effort is being made to streamline the combined operations and effect cost savings as quickly and efficiently as possible.

Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue decreased by 15% in the third quarter of 2001 compared to the third quarter of 2000 with markets generating lower volumes in 2001 compared to 2000 as a result both of reduced investor activity during the summer of 2001 and a complete halt in all activity for four days in September following the terrorist attacks on September 11th partially offset by commission income contributed by Josephthal in the post-acquisition period. Net revenue from principal transactions decreased by 25% compared to the third quarter of 2000 due to market volatility, significantly reduced activity, and reduced spreads (the difference between bid and ask) in the NASDAQ markets resulting from the decimalization of NASDAQ markets which became effective in the third quarter of 2001. For these reasons, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant. Investment banking revenues increased by 17% in the third quarter of 2001 compared with the third quarter of 2000 as a result of several merger and acquisition assignments that closed during the 2001 quarter. Advisory fees increased by 4% in the third quarter of 2001 compared to the third quarter of 2000 as a result of increased fees from increased balances in money market funds. Net interest revenue (interest revenue less interest expense) decreased by 37% in the third quarter of 2001 compared to the third quarter of 2000 as a result of significantly lower U.S. interest rates and lower customer margin balances.

Expenses decreased by 17% in the third quarter of 2001 compared to the third quarter of 2000. Compensation expense has volume-related components and, therefore, with the decreased level of business conducted in the third quarter of 2001 compared to the third quarter of 2000, decreased by 11%, partially offset by the increased compensation costs resulting from the post-acquisition operations of Josephthal. The cost of communications and technology decreased 8% in the third quarter of 2001 compared to the third quarter of 2000 due to benefits derived from reductions in telecommunications costs from vendors, which more than offset the effect of the acquisition of Josephthal on September 17, 2001. Occupancy costs increased by 10% in the third quarter of 2001 compared to the third quarter of 2000 reflecting the addition of 25 locations with the acquisition of Josephthal in September 2001.

Liquidity and Capital Resources

Total assets at September 30, 2001 were $627,269,000, a decrease of approximately 10% from $697,482,000 at December 31, 2000 due primarily to lower customer balances, as well as the discontinuation of the Company’s matched book business and reduced stock borrow/stock loan activity. Liquid assets accounted for 97% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally-generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized as well as unsecured basis. At September 30, 2001, $5,383,000 of such borrowings were outstanding, a decrease of 79% compared to outstanding borrowings at December 31, 2000. At September 30, 2001 the Company had available collateralized and uncollateralized letters of credit of $26,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

On February 23, 2001, May 18, 2001 and August 17, 2001, the Company paid cash dividends of $0.09 per Class A non-voting and Class B share totaling $3,327,000 from available cash on hand.

On October 18, 2001, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A non-voting and Class B share payable on November 16, 2001 to shareholders of record on November 2, 2001.

The book value of the Company’s Class A non-voting and Class B shares was $19.31 at September 30, 2001 compared to $17.78 at September 30, 2000, based on total outstanding shares of 12,403,350 and 12,082,149, respectively.

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

At September 30, 2001 and 2000, the Company’s value-at-risk for each component of market risk was as follows:

	September 30,
Expressed in thousands of U.S. dollars	2001	2000

Interest rate risk	$148	$105
Equity price risk	193	492
Diversification benefit	(67)	(310)

Total	$274	$287

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at September 30, 2001 compared to those reported as at September 30, 2000 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at September 30, 2001 shifted towards debt and away from equities compared to the relative portfolio composition for the comparable period in 2000. From time to time the Company modifies its risk exposure with hedging positions and this affects the diversification benefit in the value-at-risk calculation.

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

PART II OTHER INFORMATION

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 30th day of October, 2001.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman
(Principal Financial Officer)

By: "E.K. Roberts"
E.K.Roberts, President
(Duly Authorized Officer)