Form 10-K
period 2001-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2002-04-01
CIK 791963

_________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

Title of each class

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at December 31, 2001 was $349,140,000.

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on February 28, 2002 was 12,479,267 and 99,680 shares, respectively.

_______________________________________________________________________

PART I

Item 1. BUSINESS

Fahnestock Viner Holdings Inc., formerly called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the "Company"), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario M4R 1K8 and its telephone number is (416) 322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co. Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"); Freedom Investments, Inc., a Delaware corporation ("Freedom"); Hudson Capital Advisors Inc., a New York corporation ("Hudson Capital"); Evanston Financial, Inc., a New York corporation ("Evanston"); since September 17, 2001, Josephthal & Co. Inc., a New York corporation ("Josephthal"); since November 9, 2001, Prime Charter, Ltd., a Delaware corporation ("Prime") and since January 17, 2002, Fahnestock Canada Inc., an Ontario corporation ("FCI"). Fahnestock, Freedom, Josephthal and Prime are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock is the principal Operating Subsidiary. Fahnestock is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Hudson Capital was engaged in the investment advisory business in the United States until July 1999. Its business is now part of Fahnestock Asset Management, a division of Fahnestock. The Company operates a discount brokerage business based in Omaha, Nebraska through Freedom. Freedom also services independent financial consultants.

In May 2000, through a wholly-owned subsidiary, the Company acquired 100% of the outstanding shares of Propp & Company Inc. ("Propp"), a New York-based broker-dealer in securities. The total purchase price was approximately $7,000,000. The acquisition was accounted for by the purchase method. Propp ceased to be a broker dealer effective on August 15, 2000 and its business is being conducted by Fahnestock.

In September 2001, through a wholly-owned subsidiary, Fahnestock acquired 91.6% of the outstanding common stock of Josephthal Group, Inc ("Josephthal Group"). In October 2001 substantially all of the remaining outstanding stock of Josephthal Group was acquired. The purchase price was $1 plus the assumption of liabilities of $23,885,000. Josephthal Group indirectly owns 100% of Josephthal, a private New York-based broker-dealer founded in 1910 with approximately 265 financial consultants in 25 offices across the United States at the time of closing. The acquisition was accounted for by the purchase method. The accounts of Josephthal were converted to Fahnestock’s system in November 2001. Fahnestock acted as a clearing agent for Josephthal until December 31, 2001 when the accounts of Josephthal became accounts of Fahnestock. Josephthal will make application to withdraw as a broker dealer. Since January 1, 2002 its business is being conducted by Fahnestock.

In October 2001, through a wholly-owned subsidiary, Fahnestock acquired 100% of the outstanding common stock of Grand Charter Group Incorporated ("Grand Charter") for a cash consideration of $2,892,000. Grand Charter owns 100% of Prime, a twelve-year-old full service securities firm with approximately 110 financial consultants operating from offices in New York, New York and Boca Raton, Florida. The acquisition was accounted for by the purchase method. Effective January 1, 2002, Prime’s accounts became Fahnestock accounts. The business generated by the two branches associated with the Prime acquisition is being cleared pursuant to an agreement with Bank of New York. Prime ceased to be a broker-dealer effective January 22, 2002 and since January 1, 2002 its business is being conducted by Fahnestock.

At December 31, 2001, Fahnestock employed 1,135 full-time registered representatives and approximately 680 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Fahnestock and Freedom, for a total of approximately 1,815 full-time employees. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses require registration. Fahnestock, in addition to its United States operations, has three additional offices: it conducts business in Toronto, Ontario as an International Dealer and in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively. FCI, a wholly-owned subsidiary of the Company, filed an application for registration as an investment dealer with the Investment Dealers Association of Canada which was approved on January 17, 2002.

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

Fahnestock is a member of the New York Stock Exchange, Inc. ("NYSE"), the National Association of Securities Dealers, Inc. ("NASD"), the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the Philadelphia Stock Exchange, Inc. ("PHLX"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry Association ("SIA"). In addition, Fahnestock has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of the NASD. Effective January 1, 2002 all of the business of Josephthal and Prime is being conducted by Fahnestock.

Fahnestock, which acts as a clearing broker for Freedom, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2001, 2000 and 1999. In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $24,500,000 per customer.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for each of the following years ended December 31.

	2001	%	2000	%	1999	%
(Dollars in thousands, except percentages)

Commissions	$122,272	47%	$128,915	41%	$118,747	43%
Principal transactions, net	56,374	22%	84,420	27%	71,014	25%
Interest	34,309	13%	63,696	20%	43,835	16%
Underwriting fees	10,955	4%	9,314	3%	15,550	5%
Advisory fees	24,504	9%	21,764	7%	22,440	8%
Other	12,847	5%	8,390	2%	7,525	3%

Total revenues	$261,261	100%	$316,499	100%	$279,111	100%

The Company derives most of its revenues from the operations of its principal subsidiary, Fahnestock. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries are closely related because Fahnestock acts as clearing broker in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Fahnestock.

COMMISSIONS

A significant portion of Fahnestock's revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule, which Fahnestock has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. Fahnestock also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

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

The correspondent clearing procedure for fully-disclosed accounts involves a series of steps: the correspondent broker opens an account for its customer and takes the customer's order for the purchase and sale of securities. The order is then executed by the correspondent firm or Fahnestock. Fahnestock completes the transaction by taking possession of the customer's cash, if securities are being purchased, or certificates, if securities are being sold, lending the customer any amounts required if the purchase is being made on margin, and making delivery to the broker for the other party to the transaction. Fahnestock or the correspondent sends the customer a written confirmation containing the details of each transaction the day after it is executed and Fahnestock sends each customer a monthly statement for the entire account. The execution, clearance, settlement, receipt, delivery and record-keeping functions involved in the clearing process require the performance of a series of complex steps, many of which are accomplished with data processing equipment.

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

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 2001, Fahnestock made approximately 700 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

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

Other Trading Activities

Fahnestock holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Fahnestock has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, UITs and a department that trades high yield securities (commonly referred to as "junk bonds"). These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Fahnestock from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. Fahnestock does not carry "bridge loans" (i.e., short-term loans made in anticipation of intermediate-term or long-term financing). No substantial losses relating to Fahnestock's risk arbitrage activities have been incurred.

Investment Income

Dividends and interest earned on securities held in inventory are treated as investment income.

Principal transactions with customers as well as market-making and other trading and investment activities, accounted for approximately 22%, 27% and 25%, respectively, of the Company’s total revenues for the fiscal years ended December 31, 2001, 2000, and 1999, respectively.

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

Fahnestock monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses for each trading department are reported to senior management on a daily basis. Fahnestock may from time to time attempt to reduce market risk through the utilization of various derivative securities as a hedge to market exposure.

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

Securities Borrowed and Loaned

In connection with both its trading and brokerage activities, Fahnestock borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. When borrowing securities, Fahnestock is required to deposit cash or other collateral, or to post a letter of credit with the lender, and receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate of return.

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

INVESTMENT BANKING BUSINESS

Fahnestock manages the underwriting of both corporate and municipal securities, including the securitization of corporate and other obligations, and participates as an underwriter in the syndicates of issues managed by other securities firms. The corporate finance department is responsible for originating and developing transactions which include underwriting, mergers and acquisitions, private placements, valuations, financial advisory work and other investment banking matters.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 4%, 3% and 5% of its revenues from underwriting in 2001, 2000 and 1999, respectively. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

At December 31, 2001 Fahnestock had approximately $1.1 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 196 persons in its administration and operations departments at its head office and approximately 54 persons in its administration and operations departments in Detroit.

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

Fahnestock believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Fahnestock carries a broker's blanket insurance bond covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15,000,000 with a self-insurance retention of $250,000.

COMPETITION

Fahnestock encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has recently been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: merger and acquisition advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers. These developments have led to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than Fahnestock for investment funds by offering a greater range of financial services.

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

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations such as the NASD, national securities exchanges such as the NYSE and the National Futures Association. The NYSE has been designated Fahnestock’s primary regulator with respect to securities activities and the National Futures Association has been designated Fahnestock’s primary regulator with respect to commodities activities. The CBOE has been designated Fahnestock's primary regulator with respect to options trading activities. The NASD has been designated Freedom’s primary regulator with respect to securities activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Fahnestock's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Fahnestock is registered as a broker-dealer in 50 states and Puerto Rico. Fahnestock is also registered as an International Broker-Dealer in Canada. FCI, a subsidiary of the Company, filed an application for registration as an investment dealer with the Investment Dealers Association of Canada, which was approved on January 17, 2002. The Investment Dealers Association of Canada has been designated FCI’s primary regulator with respect to securities activities.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations (including the NYSE) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders of broker-dealers.

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

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms of the NYSE (Fahnestock and Josephthal) or the NASD (Freedom and Prime), the Operating Subsidiaries are subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

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

Net capital is essentially defined in the Net Capital Rule as net worth (assets minus liabilities), plus qualifying subordinated borrowings minus certain mandatory deductions that result from excluding assets that are not readily convertible into cash and deductions for certain operating charges. The Net Capital Rule values certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments (called "haircuts") in the market value of securities to reflect the possibility of a market decline prior to disposition.

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

The Company and its subsidiaries own no real property, but currently occupy office space totalling approximately 527,000 square feet in 87 locations under standard commercial terms expiring between 2002 and 2013. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3. LEGAL PROCEEDINGS

The Operating Subsidiaries are involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with legal counsel, that the outcome of this litigation will not have a material effect on the Company’s financial position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

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

In the event of either a "take-over bid" or an "issuer bid" (as those terms are defined in the Securities Act, (Ontario)) being made for the Class B Shares and no corresponding offer being made to purchase Class A Shares, the holders of Class A Shares would have no right under the Articles of Incorporation of the Company or under any applicable statute to require that a similar offer be made to them to purchase their Class A Shares.

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

Class A Shares:		TSE		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2001	1st Quarter	$43.90	$33.25	$27.60	$22.00
	2nd Quarter	$45.50	$37.50	$29.25	$24.75
	3rd Quarter	$44.50	$38.00	$28.40	$24.30
	4th Quarter	$45.30	$36.94	$28.35	$23.15

2000	1st Quarter	$24.75	$20.60	$17.125	$14.5625
	2nd Quarter	$27.75	$24.25	$18.875	$16.50
	3rd Quarter	$34.00	$27.00	$23.00	$18.4375
	4th Quarter	$36.05	$29.75	$24.10	$19.875

The following table sets forth information about the shareholders of the Company as at December 31, 2001 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada	5,105,377	41%	174
United States	7,231,676	59%	172
Other	32	-	2

Total issued and outstanding	12,337,085	100%	348

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada (1)	98,037	98%	122
United States	1,635	2%	66
Other	8	-	2

Total issued and outstanding	99,680	100%	190

(1) The Company has been informed that 50,490 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2001 and 2000.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 27, 2000	February 11, 2000	February 25, 2000	$0.07
Quarterly	April 19, 2000	May 5, 2000	May 19, 2000	$0.08
Quarterly	July 19, 2000	August 4, 2000	August 18, 2000	$0.08
Quarterly	October 19, 2000	November 3, 2000	November 17, 2000	$0.08
Quarterly	January 25, 2001	February 9, 2001	February 23, 2001	$0.09
Quarterly	April 19, 2001	May 4, 2001	May 18, 2001	$0.09
Quarterly	July 19, 2001	August 3, 2001	August 17, 2001	$0.09
Quarterly	October 18, 2001	November 2, 2001	November 16, 2001	$0.09
Quarterly	January 24, 2002	February 8, 2002	February 22, 2002	$0.09

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. However, it is the present intention of the Company's management to pay a quarterly dividend in the amount of U.S. $0.09 per Class A Share and Class B Share in May, August and November, 2002. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

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

United States Federal Income Tax Considerations

Dividends on Class A and Class B Shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be subject to U.S. federal income taxation as ordinary income to the extent paid out of the Company’s earnings and profits, determined under U.S. tax principles. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such exclusion).

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

Normal Course Issuer Bid

On July 3, 2001 the Company announced that commencing July 5, 2001 it intended to purchase up to 614,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 5% of the outstanding Class A Shares. In fiscal 2001, through a Normal Course Issuer Bid, which expired July 4, 2001, the Company did not purchase any shares. However, the Company purchased 6,100 Class A Shares at an average cost of $24.45 per share pursuant to the Normal Course Issuer Bid that commenced July 4, 2001. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2002. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2001. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. In 1997, the Company purchased First of Michigan Capital Corporation ("FOM"). The 1997 amounts include the assets and liabilities and the operating results of FOM as of and subsequent to the period after July 17, 1997. See also Item 1, "Business" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	2001	2000	1999	1998	1997
(In thousands of U.S. dollars except per share and share amounts)
Revenue	$261,261	$316,499	$279,111	$232,781	$242,158
Profit before extraordinary item	$19,150	$40,901	$27,390	$12,447	$26,731
Net profit	$19,150	$40,901	$27,390	$12,447	$26,731
Profit before extraordinary item per share (1)	$1.55	$3.38	$2.19	$0.99	$2.14
Net profit per share (1)
- basic	$1.55	$3.38	$2.19	$0.99	$2.14
- diluted	$1.50	$3.29	$2.17	$0.96	$2.08
Total assets	$710,275	$697,482	$766,528	$666,763	$835,146
Total current liabilities	$468,580	$475,682	$579,141	$500,410	$674,181
Subordinated indebtedness,
including current portion	-	-	$30	$30	$30
Cash dividends per Class A
Share and Class B share	$0.36	$0.31	$0.28	$0.28	$0.24
Shareholders' equity	$241,695	$221,800	$187,388	$166,323	$160,935
Book value per share (1)	$19.43	$18.34	$15.30	$13.48	$12.87
Number of shares of capital stock outstanding	12,436,765	12,090,649	12,247,249	12,340,949	12,508,440

The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.

Business Environment

The Company is a holding company whose principal subsidiary is Fahnestock. Fahnestock provides securities brokerage, investment banking, trust and asset management services to its clients from 92 offices across the U.S.A. and including an office in Toronto, Canada and associated offices in Caracas, Venezuela and Buenos Aires, Argentina. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. Client assets entrusted to the Company as at December 31, 2001 totalled approximately $19.6 billion. The Company provides investment advisory services through Fahnestock Asset Management, operating as a division of Fahnestock. Client assets under management by the asset management groups totaled $1.1 billion at December 31, 2001. Fahnestock also engages in proprietary trading of securities. In addition, the Company operates a discount brokerage business based in Omaha, Nebraska, through Freedom.

The securities industry is highly competitive and sensitive to many factors and is directly affected by general economic and market conditions, including the volatility and price level of securities markets; the volume, size, and timing of securities transactions; the demand for investment banking services and changes in interest rates. All such conditions have an impact on commissions, trading and investment income as well as on liquidity. In addition, a significant portion of the Company's expenses are relatively fixed and do not vary with market activity. Consequently, substantial fluctuations can occur in the Company's revenues and net income from period to period due to these and other factors.

In addition, the Company has faced increasing competition from commercial banks and other sources as these institutions begin to offer more investment banking and financial services traditionally only provided by securities firms. The effect of the consolidation of the securities industry of recent years means that a variety of financial services companies have merged to offer a broader spectrum of investment products and such competitors have substantially greater financial resources than the Company. The Company is also experiencing increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of the changes, or their potential effect on the Company's business.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and expanding the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value.

Results of Operations

Markets in fiscal 2001 were extremely volatile, and ended the year with a substantial decline. Beginning in May 2000 declines in over-valued technology and telecommunications stocks, the ensuing loss of wealth, concerns over inflation and the slowing economy reduced investors participation in the equity markets. On September 11, 2001, attacks by terrorists on the World Trade Center and the Pentagon irretrievably damaged North America’s sense of invulnerability at home. The repercussions have had and will have far reaching consequences beyond the personal losses experienced by many Americans and their families. An economy, already in recession, saw consumers reduce expenditures, reduce travel and brought business investment to a virtual halt. Despite continuing interest rate reductions and calls to resume normal behavior, the economy continued to limp along. Securities markets were negatively affected by issues surrounding the bankruptcy of Enron Corp. as investors remained uncertain and both economic and market conditions continue to be extremely volatile.

The impact of difficult business conditions provided the opportunity for expansion of the Company’s business. As a result, the Company made two acquisitions in the latter part of 2001.

On September 17, 2001 the Company purchased substantially all of the outstanding shares of Josephthal Group, Inc., the parent of Josephthal & Co. Inc., a full service securities firm headquartered in New York City with approximately 265 financial consultants in 25 offices across the United States at the time of closing.

On November 9, 2001, the Company purchased all of the outstanding common shares of Grand Charter Group, Incorporated, the parent of Prime Charter, Ltd., a full service broker-dealer headquartered in New York City with approximately 110 financial consultants in New York City and Boca Raton, Florida.

The effect of these acquisitions was to increase the number of financial consultants by 58% to approximately 1,135 and the number of branch offices by 31% to 92. The Company intends to continue to expand as opportunities occur.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years (in thousands of U.S. dollars).

	Period to Period Change
	Increase (Decrease)
	2001 versus 2000		2000 versus 1999
	Amount	Percentage	Amount	Percentage

Revenues -
Commissions	$(6,643)	-5%	$10,168	9%
Principal transactions, net	(28,046)	-33%	13,406	19%
Interest	(29,387)	-46%	19,861	45%
Underwriting fees	1,641	18%	(6,236)	-40%
Advisory fees	2,740	13%	(676)	-3%
Other	4,457	53%	865	11%
Total revenues	(55,238)	-17%	37,388	13%
Expenses -
Compensation	(6,043)	-4%	11,324	8%
Clearing and exchanges fees	(1,193)	-17%	(1,665)	-19%
Communications	308	1%	1,891	9%
Occupancy costs	3,226	26%	(257)	-2%
Interest	(19,051)	-58%	11,796	55%
Other	7,615	55%	(6,947)	-33%
Total expenses	(15,138)	-6%	16,142	7%

Profit before taxes	(40,100)	-56%	21,246	42%
Income taxes	(18,349)	-60%	7,735	34%
Net profit	$(21,751)	-53%	$13,511	49%

Fiscal 2001 compared to Fiscal 2000

The Company experienced a decline in its revenues and net profit in 2001 compared to 2000. Revenues in fiscal 2001 decreased by 17% and net profit decreased by 53% compared to fiscal 2000. The effect of the acquisition of Josephthal and Prime Charter added to revenues and decreased net profit in the third and fourth quarters of 2001.

Total revenues for 2001 were $261,261,000 a decrease of 17% from $316,499,000 in 2000. Commission income (income realized in securities transactions for which the Company acts as agent) decreased 5% to $122,272,000 in 2001 from $128,915,000 in 2000. This decrease, while partially offset in the fourth quarter by the additional business generated by Josephthal and Prime Charter, is attributable to the extremely volatile trading environment encountered throughout 2001 compared to 2000 and most particularly post September 11, 2001. Principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) decreased by 33% to $56,374,000 in 2001 from $84,420,000 in 2000 due to significantly reduced activity, and reduced spreads (the difference between bid and ask prices) in the NASDAQ markets, as a result of the decimalization of the NASDAQ markets effective in the third quarter of 2001. The Company has reduced the number of securities in which it makes markets. It may increase or decrease this number as conditions warrant. Underwriting fees in 2001 were $10,955,000, an increase of 18% compared to $9,314,000 in 2000 as a result of closing several significant merger and acquisition transactions in 2001. Advisory fees in 2001 were $24,504,000, an increase of 13% compared to $21,764,000 in 2000 as a result of increased fees from increased balances in money market funds.

Interest income was $34,309,000, a decrease of 46% from $63,696,000 in 2000. Interest expense was $14,071,000, a decrease of 58% from $33,122,000 in 2000. This represents a decrease of 34% in net interest revenue (interest revenue less interest expense) in 2001 compared to 2000, which can be attributed to a decrease in average customer margin balances and lower interest rates in 2001 compared to 2000. The lower gross interest revenue and interest expense are also the result of discontinuing a matched book repurchase business, which the Company operated between the fall of 2000 and the spring of 2001.

Expenses totalled $229,649,000, a decrease of 6% compared to $244,787,000 in 2000. The decrease is due, in part, to lower variable expenses which decrease as the volume of business decreases, such as compensation and related expenses and clearing and exchange fees, and in part to the decrease in interest expense. Compensation and related costs were $148,838,000, a decrease of 4% from $154,881,000 in 2000. Clearing and exchange fees were $6,012,000, a decrease of 17% from $7,205,000 in 2000. Communications expenses were $23,620,000, an increase of 1% over $23,312,000 in 2000 reflecting additional costs in the last quarter of 2001, after the acquisition of Josephthal and Prime Charter. Occupancy costs were $15,691,000, an increase of 26% compared to $12,465,000 as a result of increasing the size of the organization with the acquisition of Josephthal and Prime Charter in 2001. The number of branch locations post-acquisitions is 92 compared to 70 prior to the acquisitions, an increase of approximately 31%. Other expenses were $21,417,000 in 2001, an increase of 55% over $13,802,000 in 2000. The differences relate to higher provision for bad debts in 2001 and higher error account charges compared to 2000.

Fiscal 2000 compared to Fiscal 1999

In fiscal 2000, the U.S. economy behaved like a roller-coaster, with record volumes and valuations in the early part of the year followed by a decline in May as the New Economy valuations collapsed. The summer months saw a brief rally followed by a protracted decline throughout the balance of the year. The Company’s level of business activity mirrored the marketplace, with a strong performance in the first quarter which was unsustainable through the balance of the year. Fiscal 2000 was a record year, and on a quarter-by-quarter basis net results in 2000 were higher in each quarter compared to 1999, except for the fourth quarter, when 2000 results were lower than in the previous year.

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

Interest income was $63,696,000 in 2000, an increase of 45% over $43,835,000 in 1999. Interest expense was $33,122,000, an increase of 55% from $21,326,000 in 1999. This represents an increase of 36% in net interest revenue (interest revenue less interest expense) in 2000 compared to 1999, which can be attributed to an increase in average customer debit balances and higher average stock borrow/stock loan balances in 2000 compared to 1999. The higher gross interest revenue and interest expense amounts are the result of a matched book repurchase business in which the Company began trading activity in the fall of 2000.

Expenses totalled $244,787,000 in 2000, an increase of 7% compared to $228,645,000 in 1999. The increase is due, in part, to higher variable expenses, which increase as volume of business increases, such as compensation and related expenses and in part to the increase in interest expense related to the matched book business. Compensation and related costs were $154,881,000, an increase of 8% over $143,557,000 in 1999. Clearing and exchange fees were $7,205,000, a decrease of 19% from $8,870,000 in 1999. Communications expenses were $23,312,000, an increase of 9% over $21,421,000 in 1999 reflecting additional costs in 2000, after the summer 1999 introduction of a firm-wide proprietary communication platform providing a wide area network supporting investment quotes and news distribution, internet access, internal and external e-mail capability, order entry, and data base management. Occupancy costs were $12,465,000, a decrease of 2% compared to $12,722,000 as a result of branch consolidation and renegotiation of leases. Other expenses were $13,802,000, a decrease of 33% from $20,749,000 in 1999 due to a reduced provision for bad debts and reduced charges to the error account compared to 1999.

Liquidity and Capital Resources

The increase in the Company’s assets in 2001 compared to 2000 is primarily the result of increased cash and short-term deposits as well as by increased client balances, reflecting the addition of the business of Josephthal & Co in the fourth quarter. Also impacting the Company’s assets is the cessation since the spring of 2001 of a matched book repurchase business. Customer-related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company historically has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 2001, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $13,134,000. At December 31, 2001 Fahnestock had available collateralized and uncollateralized letters of credit of $39,500,000.

Contractual and commercial commitments consist of operating and capital leases which are disclosed in note 9 to the consolidated financial statements and there are no other contingent or undisclosed liabilities.

During 2001, the Company paid cash dividends to its shareholders totalling $4,443,000 from internally generated cash.

During 2001, the Company purchased a total of 6,100 of its Class A non-voting shares at an average cost of $24.45 per share through the facilities of the Toronto and New York Stock Exchanges by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to an additional 607,900 of its shares from time to time until July 4, 2002 from internally generated funds.

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion and major capital expenditures, as needed.

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

Newly Issued Accounting Standards

Please see note 11 of the Company’s consolidated financial statements for a discussion of newly issued accounting standards.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

The Company’s principal business activities by their nature involve significant market, credit and other risks. The Company’s effectiveness in managing these risks is critical to its success and stability.

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

Market Risk

Market risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent in all types of financial instruments, including both derivatives and non-derivatives. The Company’s exposure to market risk arises from its role as a financial intermediary for its customers’ transactions and from its proprietary trading and arbitrage activities. (See additional discussion under Risk Management in Item 1).

Other Risk

In addition, the Company’s activities expose it to operational risk, legal risk and funding risk. Operational risk generally means the risk of loss resulting from improper processing of transactions or deficiencies in the Company’s operating systems or internal controls. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. Legal risk generally includes the risk of non-compliance with legal and regulatory requirements and the risk that a counterparty’s obligations are unenforceable. The Company is subject to extensive regulation in the various jurisdictions in which it conducts its business. Through its legal advisors and its compliance department, the Company has established routines to ensure compliance with regulatory capital requirements, sales and trading practices, new products, use and safekeeping of customer securities and funds, granting of credit, collection activities and record keeping. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see ‘Liquidity and Capital Resources’, above.

Credit Risk

Credit risk arises from non-performance by trading counterparties, customers and issuers of debt securities held in the Company’s inventory. The Company manages this risk by imposing and monitoring position limits, regularly reviewing trading counterparties, monitoring and limiting securities concentrations, marking positions to market on a daily basis to evaluate and establish the adequacy of collateral, and with respect to trading counterparties, conducting business through clearing corporations which guarantee performance. Further discussion of credit risk appears in the Notes to the Consolidated Financial Statements, in Item 8.

Value-at-Risk

Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the Securities and Exchange Commission’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading financial instruments and derivatives. The value-at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At December 31, 2001 and 2000, the Company’s value-at-risk for each component of market risk was as follows (in thousands of U.S. dollars):

	Fiscal 2001			As at December 31,
	High	Low	Average	2001	2000

Interest rate risk	$231	$148	$200	$203	$115
Equity price risk	357	193	334	523	562
Diversification benefit	(216)	(67)	(211)	(385)	(325)

Total	$372	$274	$323	$341	$352

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2001 from those reported in 2000 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2001 compared to December 31, 2000. Further discussion of risk management appears in Item 7, Management’s Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

The value-at-risk estimate has limitations that should be considered in evaluating the Company’s potential future losses based on the year-end portfolio positions. Recent market conditions including increased volatility, may result in statistical relationships that result in higher value-at-risk than would be estimated from the same portfolio under different market conditions. Likewise, the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The Company’s market risk exposure is continuously monitored as the portfolio risks and market conditions change.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished in response to this Item is submitted hereinafter following the signature pages hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 2001 is set forth below.

Name	Age	Positions held

John L. Bitove	74	A Director of the Company since February 1980; Retired executive. - Member of the Audit and Compensation and Stock Option Committees

Richard Crystal	61	A Director of the Company since 1992; Partner Brown Raysman Millstein Felder & Steiner LLP (law firm) since July 2002; Partner, Winston & Strawn (law firm) and predecessor firms, U.S. counsel to the Company from 1985 to July 2002.

Albert G. Lowenthal	56	Chairman of the Board, Chief Executive Officer and Director of the Company since 1985; Chairman of the Board, Chief Executive Officer and Director of Fahnestock since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York brokerage firm.

Kenneth W. McArthur	66	A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President Nesbitt Thomson Inc. between July 1989 and January 1993.

- Member of the Audit Committee

A. Winn Oughtred	59	A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP. (law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts	50	President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg	77	A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959. - Member of the Audit and Compensation and Stock Option Committees.

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

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

DIRECTORS COMPENSATION

In the year ended December 31, 2001, the Company paid its directors an annual retainer fee of $10,000 plus $1,000 for each board or committee meeting attended in person and $500 for board or committee meeting attended by telephone. Directors are reimbursed for travel and related expenses incurred in attending board and committee meetings. Directors who are not employees of the Company and its subsidiaries, are also entitled to the automatic grant of stock options under the Company’s 1996 Equity Incentive Plan, as amended, (the "Plan") pursuant to a formula set out in the Plan.

DIRECTORS AND OFFICERS INSURANCE

The Company carries liability insurance for its directors and officers. In December 1998, the Company purchased directors and officers liability insurance for the three years ending November 30, 2001 at an annual premium rate of $55,000. On November 30, 2001, the Company renewed its directors and officers liability insurance for one year ending November 30, 2002 at an annual premium rate of $112,000. No part of the insurance premiums were or are to be paid by the officers and directors. The aggregate insurance coverage under both policies is limited to $10 million with $1 million deductibles.

Under the by-laws of the Company, the Company is obligated to indemnify the directors and officers of the Company and its subsidiaries to the maximum extent permitted by the Business Corporations Act (Ontario). The Company has entered into indemnity agreements with each of its directors providing for such indemnities.

Item 11. EXECUTIVE COMPENSATION

With respect to the year ended December 31, 2001, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") was responsible for making recommendations for approval by the Board of Directors with respect to the compensation of the Company’s executive officers. The members of this Committee are John L. Bitove and Burton Winberg, each of whom are outside directors of the Company and have no interlocking relationship with the Company or its subsidiaries.

Summary Compensation Table

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company and Fahnestock, the Company’s principal operating subsidiary, other than the chief executive officer, whose total cash compensation for the fiscal year ended December 31, 2001 exceeded $100,000 (the "Named Executives").

		Annual Compensation			Long-term Compensation
Name and Principal Occupation	Year	Salary	Bonus	Other Annual Compensation (1)	Class A Shares Underlying Options	All Other Compensation (2)

A.G. Lowenthal,	2001	$480,350	$497,500	$18,000	0	$5,725
Chairman, CEO,	2000	$480,350	$3,960,000	$17,330	0	$7,693
and Director of the Company and Fahnestock	1999	$300,000	$981,510	$11,170	150,000	$6,270

Robert Neuhoff,	2001	$260,000	$175,000	0	0	$5,725
Executive Vice	2000	$260,000	$225,000	0	0	$7,693
President of Fahnestock	1999	$230,000	$185,000	0	50,000	$6,270

George Stroebel, (3)	2001	$275,000	$225,000	0	75,000	0
Chief Operating Officer of Fahnestock

Eric Shames,	2001	$290,000	$100,000	0	0	$5,725
Secretary and Chief	2000	$250,000	$200,000	0	0	$7,693
Legal Officer of Fahnestock	1999	$210,000	$110,000	0	15,000	$6,270

Robert Sablowsky,	2001	$225,000	$210,000	$170,332	0	$5,725
Executive Vice	2000	$225,000	$325,000	$323,137	20,000	$6,690
President of Fahnestock	1999	$200,000	$40,000	$235,154	20,000	$6,270

(1) For Mr. Lowenthal, includes for 2001 and 2000, Directors Fees of $10,000 per year plus $1000 per meeting attended in person and $500 per meeting attended by telephone and for 1999 Directors fees of Cdn.$10,000 per year plus Cdn.$600 per meeting attended and which were converted to $U.S. at the average rate prevailing during the year. For Mr. Sablowsky, includes commissions earned on his retail business.

(2) This represents Company contributions to the Fahnestock 401(k) Plan.

(3) Mr. Stroebel joined Fahnestock on January 8, 2001.

OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2001

Name	Number of Class A Shares underlying options	Percentage of options granted to employees in 2001	Date of Grant	Exercise Price of Option	Grant Date Present Value	Expiration Date

George Stroebel	75,000	11.3%	January 11, 2001	$22.72	$508,000	January 10, 2006

The Company determined the present value of the options granted using an option pricing model with the following weighted average assumptions: risk-free interest rate of 4.96%, expected dividend yield of 1.6%, expected life of 5 years and expected volatility of 22.72%. The stock options expire 5 years from the date of grant and vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the date of grant and the balance vesting in the last six months of the option life.

AGGREGATED OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to options exercised during the year ended December 31, 2001 by the Named Executives and as to unexercised options held by them at December 31, 2001:

Name	Shares acquired on exercise	Value Realized	Number of shares Underlying options/SARs exercisable/unexercisable	Year-end value of unexercised in-the-money options exercisable/unexercisable

A.G. Lowenthal	0	0	112,500/187,500	$1,322,800/$2,404,700
R. Neuhoff	0	0	12,5000/62,500	$180,300/$656,900
G. Stroebel	0	0	0/75,000	$0/$418,500
E. Shames	15,000	$248,000	11,250/18,750	$132,300/$240,500
R. Sablowsky	20,000	$149,900	8,910/45,000	$109,300/$480,000

Employment agreement

Fahnestock and George Stroebel, one of the Named Executives, are parties to an employment agreement dated November 29, 2000 which provides for an annual salary of $275,000, an annual bonus equal to 0.5% of the Company’s pre-tax income (2001 bonus not to be less than $225,000), options on 150,000 Class A Shares to be granted pursuant to the Plan (75,000 in January, 2001 and 75,000 in January, 2002), and standard benefits provided by the Company. The agreement is for an initial term through January 7, 2003. If the agreement is terminated by Fahnestock for other than just cause or by Mr. Stroebel for breach of certain terms of the agreement during the initial term of the agreement, Mr. Stroebel will be entitled to the continuation of his annual salary until the earlier of six months from termination or January 7, 2003, plus in 2002, a bonus determined pursuant to the agreement.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

The following report of the Committee discusses generally the Committee's executive compensation objectives and policies and their relationship to corporate performance in 2001. In addition, the report specifically discusses the Committee's bases for compensation in 2001 of the Company’s Chief Executive Officer, as well as the other senior executive officers of the Company and Fahnestock.

Objectives and Policies

The Committee's objective is to provide a competitive compensation program with appropriate incentives for superior performance, thereby providing a strong and direct link between corporate performance and compensation. Performance is defined in several ways, as more fully discussed below, each of which has relevance to the Company’s success in the short-term, long-term or both.

The Company’s compensation program for senior executive officers consists of the following key elements: a base salary, an annual bonus, grants of stock options and, in the case of the Chief Executive Officer, the Performance-Based Compensation Agreements referred to below.

In arriving at its recommendations concerning the specific components of the Company’s compensation program, the Committee considers certain public information about the compensation paid by a group of comparable public Canadian and U.S. broker-dealers and the relative performance of the Company as measured by net income levels and earnings per share, among other factors.

The Committee believes that this approach best serves the interests of shareholders by enabling the Company to structure compensation in a way that meets the requirements of the highly competitive environment in which the Company operates, while ensuring that senior executive officers are compensated in a manner that advances both the short and long-term interests of shareholders.

Compensation for the Company’s senior executive officers involves a significant component of remuneration which is contingent on the performance of both the Company and the senior executive officer: the variable annual bonus (which permits individual performance to be recognized on an annual basis, and which is based, in significant part, on an evaluation of the contribution made by the officer to corporate performance) and stock options (which directly relate a portion of compensation to stock price appreciation realized by the Company’s shareholders).

Base Salary. Salaries paid to senior executive officers (other than the Chief Executive Officer) are reviewed and set annually by the Committee considering recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the nature of the position, and the skills, experience and performance of each senior executive officer, as well as salaries paid by comparable companies in the Company’s industry.

Annual Bonus. Bonuses paid to senior executive officers (other than the Chief Executive Officer) are set annually by the Committee considering recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the performance of the Company and his assessment of the contribution of each senior executive to that performance. Senior executive officers, including the Chief Executive Officer, of Fahnestock have the right to elect to defer a portion of their annual bonus and performance-based compensation under Fahnestock's Executive Deferred Compensation Plan, a non-qualified unfunded plan.

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

Chief Executive Officer Compensation

Mr. A.G. Lowenthal, the Chairman of the Board and the Chief Executive Officer of the Company and Fahnestock, is paid a base salary set by the Committee, plus performance-based compensation under the Performance-Based Compensation Agreements referred to below and, at the discretion of the Committee, is eligible for bonuses and grants of stock options.

On March 5, 1997, the Company entered into a Performance-Based Compensation Agreement (the "1997 Comp Agreement") effective as of January 1, 1997 and expiring December 31, 2001 with Albert G. Lowenthal, pursuant to the recommendation of the Committee, the approval of the Board of Directors and the approval of the holders of the Class B Shares. The purpose of the 1997 Comp Agreement was to set the terms under which Mr. Lowenthal's performance-based compensation was to be calculated during the term thereof.

The 1997 Comp Agreement was terminated effective December 31, 2000 because the Compnay had made the maximum dollar amount of performance awards provided for in the 1997 Comp Agreement. Upon the recommendation of the Committee and the approval of the Board, a new Performance-Based Compensation Agreement dated January 1, 2001 (the "2001 Comp Agreement") was entered into between the Company and Mr. Lowenthal. The 2001 Comp Agreement was approved by the holders of the Class B Shares on May 14, 2001.

In March of 2001, The Committee established performance goals under the 2001 Comp Agreement entitling Mr. Lowenthal to a Performance Award for the year 2001 of an aggregate of the amounts determined by the application for the following formulae, an amount equal to the amount by which the closing price of Class A Shares on the New York Stock Exchange on December 31, 2001, exceeded the closing price on February 28, 2001 multiplied by 200,000; plus
$928,000

an amount equal to:

3% of the amount by which the Company’s consolidated profit before income taxes for the year ended December 31, 2001 exceeds 15% and is less than 25% of the Company’s consolidated shareholders' equity at December 31, 2000; plus

4% of the amount by which the Company’s consolidated profit before income taxes for the year ended December 31, 2001 exceeds 25% of the Company’s consolidated shareholders' equity at December 31, 2000; plus nil nil
3% percent of the amount by which the Company’s consolidated net profit at December 31, 2001 exceeds U.S.$26,913,000, the average of the Company’s consolidated net profit for 1998,1999 and 2000).
nil
Total earned under the 2001 Comp Agreement	$928,000
Total paid to Mr. Lowenthal with respect to fiscal 2001*	$497,500

* Because of the Company’s performance in 2001, Mr. Lowenthal requested and the Committee agreed to limit Mr. Lowenthal’s performance bonus for 2001 to $497,500.

U.S. Internal Revenue Code Section 162(m)

The Company is a Canadian taxpayer. However, because Fahnestock is a U.S. taxpayer, most compensation issues are affected by the U.S. Internal Revenue Code of 1986, as amended (the U.S. Tax Code").

Section 162(m) of the U.S. Tax Code generally disallows a tax deduction to public corporations for annual compensation of over $1,000,000 paid to any of the company's chief executive officer and four other most highly paid executive officers (determined as of the end of each fiscal year) unless it constitutes qualified performance-based compensation or otherwise qualifies for an exception.

In order to qualify for exemptions under Section 162(m), on March 25, 1997, the 1997 Comp Agreement was adopted and approved by the Class B Shareholders and in 2001 the 2001 Comp Agreement was adopted and approved by the Class B Shareholders.

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

To the extent consistent with the Company’s general compensation objectives, the Committee considers the potential effect of Section 162(m) on compensation paid to the executive officers of the Company and its subsidiaries. However, the Committee reserves the right to award and recommend the awarding of nondeductible compensation in any circumstances it deems appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company’s efforts to qualify, that the compensation paid by the Company to its executive officers will in fact satisfy the requirements for the exemption from the Section 162(m) deduction limit.

Members of the Compensation and Stock Option Committee

Burton Winberg — Chairman

John L. Bitove

SHARE PERFORMANCE GRAPH

The following graph shows changes over the past five years period of U.S.$100 invested in (1) the Company’s Class A Shares, (2) the Standard & Poors 500 Composite Stock Price Index and (3) the Toronto Stock Exchange 300 Composite Index.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001 as to the only persons known to the Company who own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

Title of Class	Identity of Person or Group	Mailing Address	Amount Owned		Percent of Class
Class B	A.G. Lowenthal	c/o Fahnestock & Co. Inc. 125 Broad St New York, NY 10004	50,490	(1)	50.6%

	O. Roberts	c/o Suite 1110, Box 2015 20 Eglinton Ave. W. Toronto, Canada M4R 1K8	44,309	(2)	44.4%

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

The following table sets forth information as of December 31, 2001 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, the Named Executives, and as to directors and executive officers of the Company as a group, without naming them.

Title of Class	Identity of Person or Group	Amount Owned		Percent of Class
Class A Shares	A.G. Lowenthal	2,575,497	(1)	21%
	J.L. Bitove	50,580	(3)	*
	R. Crystal	1,500		*
	K.W. McArthur	40,000	(4)	*
	R. Neuhoff	37,390	(7)	*
	A.W. Oughtred	8,500	(4)	*
	E.K. Roberts	139,744	(5)	1%
	R. Sablowsky	7,600	(8)	*
	E. Shames	15,000	(9)	*
	G. Stroebel	5,000		*
	B. Winberg	12,100	(6)	*
	Executive Officers and Directors as a group (10 members)	2,892,911		23%
Class B Shares	A.G. Lowenthal	50,490	(2)	51%
	J.L. Bitove	20		*
	R. Crystal	0		*
	K.W. McArthur	0		*
	R. Neuhoff	0		*
	A.W. Oughtred	0		*
	E.K. Roberts	108		*
	E. Shames	0		*
	G. Stroebel	0		*
	B. Winberg	0		*
	Executive Officers and Directors as a group (10 members)	50,618		51%

* less than 1%

(1) Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,445,900 Class A Shares. Mr. Lowenthal holds 10,731 Class A Shares through the Company's 401(k) plan, 5,000 through the Albert G. Lowenthal Foundation and 1,366 Class A Shares directly. 112,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options granted under the Plan.

Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.

25,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

5,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

18,750 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

10,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

4,890 Class A Shares are held through the Company’s 401(k) plan and 12,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

397 Class A Shares are held through the Company’s 401(k) plan and 10,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

1,893 Class A Shares are held through the Company’s 401(k) plan and 11,250 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. The balance of the shares held, are held directly.

(c) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2001 certain of the directors, executive officers and senior officers of the Company and Fahnestock maintained margin accounts with Fahnestock in connection with the purchase of securities (including securities of the Company) which margin accounts are substantially on the same terms including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The details of their indebtedness to Fahnestock on their margin accounts is as follows:

Name and Principal Position	Largest Amount Outstanding During 2001	Amount Outstanding as at December 31, 2001	Security for Indebtedness
Albert G. Lowenthal, Chairman and CEO of the Company and Fahnestock	$185,000	Nil	Margined securities
Eric Shames, Secretary and Chief Legal Officer of Fahnestock	$153,200	$148,000	Margined securities
A. Winn Oughtred, Secretary and a Director of the Company and Fahnestock	$164,000	Nil	Margined securities

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a)	(i)	Financial Statements
The response to this portion of Item 14 is submitted as a separate section of this report. See pages F-1 to F-20

	(ii)	Financial Statement Schedules
Not Applicable

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index which immediately precedes the exhibits to this report.

(b)		Reports on Form 8-K
None

(c)		Exhibits
See the Exhibit Index included hereinafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2002.

FAHNESTOCK VINER HOLDINGS INC.

BY: /s/E.K. Roberts

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.L. Bitove	Director	February 28, 2002
J.L. Bitove

/s/ R. Crystal	Director	February 28, 2002
R. Crystal

/s/ A.G. Lowenthal	Chairman, Chief Executive	February 28, 2002
A.G. Lowenthal	Officer, Director

/s/ K. W. McArthur	Director	February 28, 2002
K.W. McArthur

/s/ A.W. Oughtred	Secretary, Director	February 28, 2002
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	February 28, 2002
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	February 28, 2002
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

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent accountants to review the internal controls, consolidated financial statements, and the auditors’ report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal
A.G. Lowenthal,
Chairman of the Board
and Chief Executive Officer

E.K. Roberts,
/s/E.K. Roberts
President and Treasurer

February 21, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Fahnestock Viner Holdings Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

February 21, 2002.

FAHNESTOCK VINER HOLDINGS INC. CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31,
	2001	2000
(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$24,217	$14,669
Restricted deposits (note 2)	2,393	2,712
Securities purchased under agreement to resell	-	23,500
Deposits with clearing organizations	7,686	5,917
Receivable from brokers and clearing organizations	100,694	130,657
Receivable from customers	463,986	428,582
Securities owned, including amounts pledged, at market value (note 3)	50,575	51,543
Other	38,430	23,050
	687,981	680,630
Other assets
Stock exchange seats (approximate market value
$8,155; $8,258 in 2000)	3,018	3,018
Fixed assets, net of accumulated depreciation of $18,503; $14,961 in 2000	9,992	9,687
Goodwill, at amortized cost	9,284	4,147
	22,294	16,852
	$710,275	$697,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$20,622	$26,464
Bank call loans (note 4)	13,134	25,899
Securities sold under agreement to repurchase	-	23,500
Payable to brokers and clearing organizations	179,212	222,150
Payable to customers	188,387	124,534
Securities sold, but not yet purchased, at market value (note 3)	8,921	8,153
Accounts payable and other liabilities	56,812	40,003
Income taxes payable	1,492	4,979
	468,580	475,682
Commitments and contingencies (note 9)
Shareholders' equity
Share capital (note 5)
12,337,085 Class A non-voting shares (2000-11,990,969 shares)	34,124	29,550
99,680 Class B voting shares	133	133
	34,257	29,683
Contributed capital (note 6)	4,113	3,499
Retained earnings	203,325	188,618
	241,695	221,800
	$710,275	$697,482
The accompanying notes are an integral part of these consolidated financial statements.
F-3

FAHNESTOCK VINER HOLDINGS INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31,
	2001	2000	1999
(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$122,272	$128,915	$118,747
Principal transactions, net	56,374	84,420	71,014
Interest	34,309	63,696	43,835
Underwriting fees	10,955	9,314	15,550
Advisory fees	24,504	21,764	22,440
Other	12,847	8,390	7,525
	261,261	316,499	279,111

EXPENSES:
Compensation and related expenses	148,838	154,881	143,557
Clearing and exchange fees	6,012	7,205	8,870
Communications	23,620	23,312	21,421
Occupancy costs	15,691	12,465	12,722
Interest	14,071	33,122	21,326
Other	21,417	13,802	20,749
	229,649	244,787	228,645

Profit before income taxes	31,612	71,712	50,466

Income tax provision (note 7)	12,462	30,811	23,076

NET PROFIT FOR YEAR	$19,150	$40,901	$27,390

Earnings per share (note 8)
- basic	$1.55	$3.38	$2.19
- diluted	$1.50	$3.29	$2.17

The accompanying notes are an integral part of these consolidated financial statements.
F-4

FAHNESTOCK VINER HOLDINGS INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEAR ENDED DECEMBER 31,
	2001	2000	1999
(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$29,683	$32,651	$36,525
Issue of Class A non-voting shares	4,723	948	4,164
Repurchase of Class A non-voting shares for cancellation	(149)	(3,916)	(8,038)

Balance at end of year	$34,257	$29,683	$32,651

CONTRIBUTED CAPITAL
Balance at beginning of year	$3,499	$3,262	$2,196
Tax benefit from employee stock options exercised	614	237	1,066

Balance at end of year	$4,113	$3,499	$3,262

RETAINED EARNINGS
Balance at beginning of year	$188,618	$151,475	$127,602
Net profit for year	19,150	40,901	27,390
Dividends paid	(4,443)	(3,758)	(3,517)

Balance at end of year	$203,325	$188,618	$151,475
The accompanying notes are an integral part of these consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31,
	2001	2000	1999
(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$19,150	$40,901	$27,390
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	3,974	3,472	3,527
Loss on disposal of fixed assets	443	-	-
Gain on sale of exchange seat	-	-	(492)
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	319	(320)	(80)
Securities purchased under agreement to resell	23,500	51,060	(62,386)
Deposits with clearing organizations	(1,769)	38	1,117
Receivable from brokers and clearing organizations	37,463	6,110	30,251
Receivable from customers	(35,404)	7,738	(101,656)
Securities owned	1,524	11,701	25,335
Other assets	(6,116)	(3,244)	7,924
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(5,842)	1,699	2,031
Securities sold under agreement to repurchase	(23,500)	(45,531)	68,367
Payable to brokers and clearing organizations	(42,938)	12,999	(25,878)
Payable to customers	63,853	(673)	9,329
Securities sold, but not yet purchased	498	(10,508)	(22,443)
Accounts payable and other liabilities	(9,941)	(5,504)	5,181
Tax benefit from employee stock options exercised	614	237	1,066
Income taxes payable	(3,487)	(16,606)	18,007
Cash provided by (used in) operating activities	22,341	53,569	(13,410)
Cash flows from investing activities:
Purchase of Josephthal Group, Inc., net of cash acquired	3,139	-	-
Purchase of Grand Charter Group, Incorporated, net of cash acquired	(1,789)	-	-
Purchase of Propp & Company Inc., net of cash acquired	-	(768)	-
Proceeds from sale of exchange seat	-	-	655
Purchase of fixed assets	(1,009)	(1,821)	(4,622)
Cash provided by (used in) investing activities	341	(2,589)	(3,967)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(4,443)	(3,758)	(3,517)
Issuance of Class A non-voting shares	4,723	948	4,164
Repurchase of Class A non-voting shares for cancellation	(149)	(3,916)	(8,038)
(Decrease) increase in bank call loans	(13,265)	(40,423)	24,105
Cash (used in) provided by financing activities	(13,134)	(47,149)	16,714
Net increase (decrease) in cash and short-term deposits	9,548	3,831	(663)
Cash and cash equivalents, beginning of year	14,669	10,838	11,501
Cash and cash equivalents, end of year	$24,217	$14,669	$10,838
The accompanying notes are an integral part of these financial statements F-6

FAHNESTOCK VINER HOLDINGS INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
December 31, 2001

GENERAL

Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc. ("Fahnestock") is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

1. Summary of significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for the purpose of inclusion in the annual report on Form 10-K. In all material respects, they conform with accounting principles generally accepted in Canada, which have been used to prepare the consolidated financial statements for purposes of inclusion in the annual report to shareholders.

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

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the U.S., are as follows:

Fahnestock & Co. Inc. -broker/dealer in securities

Freedom Investments, Inc. -discount broker in securities

Josephthal & Co. Inc. -broker/dealer in securities

Prime Charter Ltd. -broker/dealer in securities

All significant intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

(b) Brokerage operations

Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customers’ securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date. Related commission income and expense are recorded on a trade date basis. Securities owned and securities sold but not yet purchased are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in net trading revenues in the year in which the change occurs. Other financial instruments are carried at fair value or amounts that approximate fair value.

(c) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(d) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(e) Goodwill

Goodwill arose as a result of the acquisitions of Fahnestock, Fahnestock International Inc., First of Michigan Capital Corporation, Josephthal Group, Inc. and Grand Charter Group, Incorporated. Until December 31, 2001 goodwill is being amortized to operations on a straight-line basis over twenty years. Negative goodwill arising as a result of the acquisition of Hopper Soliday Corporation and subsidiaries, Reich & Co., Inc. and Propp & Company Inc. is being amortized to operations on a straight-line basis over twenty years until December 31, 2001.

(f) Fixed assets

Fixed assets and stock exchange seats are stated at cost. Depreciation of furniture and fixtures is provided on the straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $54,579,000 (2000 - $115,864,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $153,966,000 (2000 -$214,696,000).

(j) Repurchase agreements

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

(l) Interest paid

Included in interest paid is interest on short-term bank loans, subordinated debt, payments in lieu of interest on securities loaned and interest paid with respect to repurchase agreements.

2. Restricted deposits

Deposits of $2,393,000 (2000 - $2,712,000) were held at year-end in a special reserve bank account for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

3. Securities owned and Securities sold, but not yet purchased (at market value)

	2001	2000
Securities owned consist of:
Corporate equities	$19,268,000	$20,256,000
Corporate debt	12,931,000	14,444,000
U.S. government and agency and state and municipal government obligations	15,833,000	12,383,000
Options	3,000	28,000
Money market funds	2,540,000	4,432,000
	$50,575,000	$51,543,000

Securities sold, but not yet purchased consist of:
Corporate equities	$4,057,000	$3,912,000
Corporate debt	4,683,000	3,988,000
U.S. government and agency and state and municipal government obligations and other	181,000	253,000
	$8,921,000	$8,153,000

Securities owned and Securities sold, but not yet purchased, consists of trading and investment securities at market values. At December 31, 2001, the Company has pledged securities owned of approximately $176,000 ($532,000 in 2000) as collateral to counterparties for stock loan transactions which can be sold or repledged.

4. Bank call loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 3.5% at December 31, 2001. These loans, collateralized by firm and customer securities with market values of approximately $33,189,000 and $100,814,000, respectively, at December 31, 2001 are primarily with two U.S. money center banks. Details of the bank call loans are as follows:

	2001	2000	1999
Year-end balance	$13,134,000	$25,899,000	$66,322,000
Weighted interest rate (at end of year)	2.07%	7.09%	4.82%
Maximum balance (at any month end)	$37,666,000	$170,406,000	$66,322,000
Average amount outstanding (during the year) (1)	$12,836,000	$77,579,000	$39,505,000
Weighted average interest rate (during the year) (2)	4.80%	7.86%	6.41%

(1) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 2001, 2000, and 1999 was $9,709,000, $33,061,000 and $19,378,000, respectively.

5. Share capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

	2001	2000	1999
12,337,085 (11,990,969 in 2000 and 12,147,569 in 1999) Class A non-voting shares	$34,124,000	$29,550,000	$32,518,000
99,680 Class B voting shares	133,000	133,000	133,000
	$34,257,000	$29,683,000	$32,651,000

Under the Company’s 1996 Equity Incentive Plan as amended February 29, 2000 ("EIP"), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A non-voting shares to officers and employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five year term and generally vest at the rate of 25% of the amount granted for each year held. The aggregate number of Class A non-voting shares that underlie options which have been granted and are available under the EIP is 3,230,000.

	2001		2000
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	1,640,024	$15.46	1,557,669	$15.18
Options granted	663,160	$24.05	229,950	$16.28
Options exercised	(352,216)	$13.41	(88,000)	$10.86
Options forfeited	(43,465)	$18.21	(59,595)	$15.68
Options outstanding, end of year	1,907,503	$17.36	1,640,024	$15.46
Options vested, end of year	304,896	$12.93	318,045	$13.95

The following table summarizes stock options outstanding and exercisable as at December 31, 2001.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$14.50-$18.00	1,201,193	2.0 years	$15.67	294,896	$15.87
$19.875-$28.30	706,310	3.8 years	$23.89	10,000	$21.19
$14.50-$28.30	1,907,503	2.8 years	$18.72	304,896	$16.04

The Company has not issued any Class A non-voting shares from Treasury to the Company's 401(k) plan during the last three fiscal years ended December 31, 2001.

In 2001, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows ($0.31 in 2000):

Dividend per share Record Date Payment Date____

$0.09 February 9, 2001 February 23, 2001

$0.09 May 4, 2001 May 18, 2001

$0.09 August 3, 2001 August 17, 2001

$0.09 November 2, 2001 November 16, 2001

The Company may purchase up to 614,000 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange. During the year ended December 31, 2001, the Company purchased 6,100 Class A non-voting shares for a total consideration of $149,000 under a Normal Course Issuer Bid which expired on July 4, 2001 (244,600 shares for $3,916,000 in 2000 and 562,700 shares for $8,038,000 in 1999). Unless terminated earlier by the Company, it may continue to purchase shares up to July 4, 2002.

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

7. Income taxes

The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	2001	2000	1999

Profit before income tax	$31,612,000	$71,712,000	$50,466,000

U.S. federal tax at 35%	$11,092,000	$25,110,000	$17,663,000
Canadian tax at 44%	-	-	-
Combined state and local tax, net of federal benefit	1,977,000	5,846,000	4,444,000
Income taxes before under-noted	13,069,000	30,956,000	22,107,000
Tax effect of non-taxable interest and dividends	(143,000)	(258,000)	(177,000)
Tax effect of differences between accounting and taxable income	(464,000)	113,000	1,146,000
Income taxes	$12,462,000	$30,811,000	$23,076,000

Profit before income tax provision
Canadian operations	$(78,000)	$(32,000)	-
U.S. operations	$31,690,000	$71,744,000	$50,466,000

The U.S. income tax provision in 2001 is $12,462,000 ($30,811,000 in 2000 and $23,076,000 in 1999). The Canadian income tax provision in 2001 is nil (nil in 2000 and 1999).

Income taxes included in the consolidated statements of income represent the following:

	Year ended December 31,
	2001	2000	1999

U.S. Federal tax	$9,420,000	$21,817,000	$16,239,000
State and local tax	3,042,000	8,994,000	6,837,000
Total	$12,462,000	$30,811,000	$23,076,000

Aggregate deferred tax assets, which relate primarily to fixed assets and non-deductible expenses, are included in other assets and amounted to approximately $4,142,000 ($4,287,000 in 2000).

On a cash basis, the Company paid income taxes for the years ended December 31, 2001, 2000 and 1999 in the amounts of $14,918,000, $46,163,000 and $4,700,000, respectively.

8. Earnings per share

	2001	2000	1999
Basic weighted average number of shares outstanding	12,348,051	12,108,798	12,479,550
Stock options	421,783	308,053	114,902
Diluted common shares	12,769,834	12,416,851	12,594,452

Net profit	$19,150,000	$40,901,000	$27,390,000

Basic profit per share	$1.55	$3.38	$2.19
Diluted profit per share	$1.50	$3.29	$2.17

The dilutive impact of stock options has been determined by application of the treasury stock method.

Stock-based compensation

FASB Statement No.123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued in 1995, and changed the method for accounting for stock compensation plans similar to those of the Company. Adoption of SFAS 123’s fair value recognition method is optional. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans.

In accordance with SFAS 123, the following presents proforma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	December 31, 2001		December 31,2000		December 31, 1999
	As Reported	Proforma	As Reported	Proforma	As Reported	Proforma

Net profit	$19,150	$17,267	$40,901	$39,518	$27,390	$26,215
Basic profit per share	$1.55	$1.40	$3.38	$3.26	$2.19	$2.10
Diluted profit per share	$1.50	$1.35	$3.29	$3.18	$2.17	$2.08

For purposes of the proforma presentation, the Company determined fair value using an option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999, respectively: risk-free interest rates ranging from 3.76% to 5.07%, 5.11% to 6.80% and 4.78% to 6.34%; expected dividend yield of 1.4%,1.5% and 1.8%, expected life of 5 years and expected volatility ranging from 27% to 29%, 21% to 29% and 24% to 48%. The weighted average fair value of options granted during 2001, 2000 and 1999, respectively was $3,741,000, $952,000 and $3,889,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of proforma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The effects of applying SFAS 123 in this proforma presentation are not indicative of future amounts because it does not take into consideration future grants or any difference between actual and assumed forfeitures.

9. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases are as follows:

2002	$14,508,000
2003	12,583,000
2004	10,243,000
2005	8,259,000
2006 and thereafter	42,150,000
Total	$87,743,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor. At December 31, 2001, the present value of future minimum rentals under capitalized lease agreements was $987,000.

(b) The Company's rent expense for the years ended December 31, 2001, 2000 and 1999 was $10,909,000, $8,233,000 and $8,182,000, respectively.

(c) The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Fahnestock plan provides that the Company may make discretionary contributions. For certain employees who were formerly employed by First of Michigan Corporation ("FOM"), contributions are made in accordance with the terms of the plan document.

The Company made contributions to the plans of $1,525,000, $2,503,000 and $2,692,000 in 2001, 2000 and 1999, respectively.

FOM sponsors an unfunded Supplemental Executive Retirement Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $1,716,000 at December 31, 2001.

(d) On November 30, 2000 the Company established an Executive Deferred Compensation Plan ("EDCP") in order to offer to certain qualified high-performing financial consultants, a bonus based upon a formula reflecting years of service, gross commissions and a valuation of their clients’ assets. The bonus amounts calculated with respect to fiscal 2001 total approximately $1,270,000 ($900,000 in 2000) and will normally vest five years from the end of the related fiscal year. The liability is being recognized on a straight-line basis over the vesting period. The amount expensed in 2001 was $182,000.

(e) At December 31, 2001, the Company has collateralized and uncollateralized letters of credit for $39,500,000. Collateral for these letters of credit include marketable securities of approximately $25,835,000, pledged to two financial institutions.

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

(g) The Company's principal subsidiary, Fahnestock, is subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2001, Fahnestock had net capital of $167,843,000 which was $157,658,000 in excess of the $10,185,000 required to be maintained at that date.

(h) In accordance with the Securities and Exchange Commission’s No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2001. The Company had no deposit requirements as of December 31, 2001.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2001, the Company had approximately $643,000,000 of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $104,916,000 under securities loan agreements. In addition, the Company has received collateral of approximately $51,712,000 under securities borrow agreements of which the Company has repledged approximately $35,551,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totalling $32,997,000.

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

As part of its trading strategy, the Company uses derivative financial instruments. Net revenues from principal transactions, including derivatives, for the year ended December 31, 2001 included net revenues from trading equities of $35,485,000 ($71,830,000 in 2000 and $57,078,000 in 1999) and net revenues from trading fixed income securities of $20,889,000 ($12,590,000 in 2000 and $13,936,000 in 1999). Net gains from derivatives for the year ended December 31, 2001 were approximately $2,302,000.

Futures contracts, comprised mainly of stock index futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 2001, the Company had open contracts to sell stock index futures contracts with notional values of approximately $5,746,000 ($10,012,000 in 2000). The fair value of these derivative financial instruments included in brokers and clearing organizations at December 31, 2001 was approximately $366,000 ($461,000 in 2000), and the monthly average fair values of the instruments during the year were assets of $70,000 and liabilities of $203,000 (assets of $333,000 and liabilities of $466,000 in 2000).

Cash is deposited to satisfy initial margin requirements for open futures contracts and is included in receivable from brokers and clearing organizations with any gain or loss from the unsettled futures transactions.

At December 31, 2001 the Company had outstanding commitments to buy and sell of $2,393,000 and $1,368,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

11. Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, " Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. All other intangible assets will continue to be amortized over their estimated useful lives. The Company has adopted SFAS 141 fully and intends to adopt SFAS 142 commencing January 1, 2002. In connection with the adoption of SFAS 142, the Company’s recorded amount of goodwill of $9,284,000 will no longer be subject to amortization but will instead be periodically measured for impairment. The expected impact on the fiscal 2002 results of operations is the discontinuation of recording approximately $774,000 of amortization expense associated with goodwill, resulting in an after tax effect of $449,000 on net income ($0.04 per share).

New accounting standards issued but not effective would not have a material impact on the Company’s financial statements.

12. Acquisitions

(a) On September 17, 2001 a subsidiary of the Company acquired approximately 91.6% of the outstanding common stock of Josephthal Group, Inc. ("Josephthal"). On October 15, 2001, the Company acquired substantially all of the remaining outstanding common shares. The Company paid $1 for the stock and assumed liabilities of $23,885,000. The results of Josephthal’s operations since September 17, 2001 have been included in the Company’s consolidated financial statements. Josephthal indirectly owns 100% of Josephthal & Co., Inc., a private New York based, full service broker-dealer founded in 1910 with approximately 265 financial consultants in 25 offices across the United States at the time of closing. The acquisition furthers the Company’s growth and expansion and significantly extends its private client network as well as providing additional managerial expertise. The acquisition was accounted for by the purchase method as follows:

Cash	$3,139,000
Securities owned, at market	277,000
Receivable from brokers and dealers	6,425,000
Furniture, equipment and leasehold improvements, net	2,864,000
Deposits and other assets	6,238,000
18,943,000
Deduct:
Securities sold but not yet purchased, at market	(220,000)
Accounts payable and accrued liabilities	(23,665,000)
Excess of cost over fair value of assets acquired allocated to goodwill	$4,942,000

(b) On November 9, 2001 a subsidiary of the Company acquired 100% of the outstanding common shares of Grand Charter Group, Incorporated ("Grand Charter") for cash consideration of $2,892,000. The results of Grand Charter’s operations since that date have been included in the Company’s consolidated financial statements. Grand Charter owns 100% of Prime Charter Ltd., a twelve-year-old full service securities firm with approximately 100 financial consultants operating from offices in New York City and Boca Raton, Florida. The acquisition furthers the Company’s growth and expansion in its private client business and provides additional managerial expertise. The acquisition was accounted for by the purchase method as follows:

Cash and cash equivalents	$1,103,000
Securities owned, at market	279,000
Receivable from clearing organizations	1,075,000
Furniture, equipment and leasehold improvements, net	417,000
Deposits and other assets	3,028,000
5,902,000
Deduct:
Short-term bank loans	(500,000)
Securities sold but not yet purchased, at market	(50,000)
Accounts payable and accrued liabilities	(3,086,000)
Fair value of assets acquired	2,266,000
Purchase price paid	2,892,000
Excess of cost over fair value of assets acquired allocated to goodwill	$626,000

The acquisitions of Josephthal and Grand Charter bring a total of approximately 375 financial consultants and 27 additional offices, and represent a significant increase to the Company’s private client business. Economic conditions led to financial difficulty at both Josephthal and Grand Charter.

Presented below are unaudited proforma consolidated results of operation. Amounts presented for 2001 and 2000 give effect to the acquisitions of Josephthal Group, Inc. and Grand Charter Group, Incorporated as if the transactions were consummated at the beginning of each of the periods presented. The proforma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company anticipates certain cost savings as a result of the consolidation of the operations of the acquired businesses with the Company’s business.

Year ended December 31,	2001	2000

Revenue	$344,198,000	$522,738,000
Profit before tax	$21,171,000	$73,947,000
Net profit	$14,816,000	$42,078,000
Basic earnings per share	$1.20	$3.47
Diluted earnings per share	$1.16	$3.39

13. Related Party Transactions

The Company has notes and accounts receivable for employees, net, of approximately $12,490,000 at December 31, 2001. These amounts will be forgiven over a three year period from the initial date of the loan and are contingent on their continued employment with the Company. The unamortized potion of the notes become due on demand in the event the employee departs during the three-year period.

14. Segment Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 92 branches, including commission and fee income earned on client transactions; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; Interest which is derived from client margin accounts, stock loan activities and financing activities; and Asset Management which includes fees from money market funds and the investment management services of Fahnestock’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2001, 2000 and 1999. The Company’s business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Year ended December 31,
	2001	2000	1999
Revenue:
Private Client	$140,028,000	$154,698,000	$148,584,000
Capital Markets	73,752,000	82,700,000	74,027,000
Asset Management	15,266,000	13,347,000	12,177,000
Interest	31,560,000	60,817,000	39,753,000
Other	655,000	4,937,000	4,570,000

Total	$261,261,000	$316,499,000	$279,111,000

Operating Income:
Private Client *	$(5,912,000)	$5,065,000	$5,220,000
Capital Markets	12,835,000	26,537,000	16,307,000
Asset Management	10,512,000	8,168,000	7,760,000
Interest	15,836,000	25,657,000	18,382,000
Other	(1,659,000)	6,285,000	2,797,000

Total	$31,612,000	$71,712,000	$50,466,000

* Losses in fiscal 2001 in the Private Client segment are the result of operating losses and acquisition costs relating to Josephthal and Prime Charter, as well as business disruption after September 11, 2001.

15. Subsequent events

(a) On January 24, 2002, a cash dividend of U.S.$0.09 per share (totalling $1,129,000) was declared payable on February 22, 2002 to holders of Class A non-voting and Class B shares of record on February 8, 2002.

(b) On January 28, 2002, the Company announced that its wholly-owned subsidiary Freedom Investments, Inc. agreed to acquire the business operated by BUYandH0LD Securities Corporation and affiliates for cash consideration of $2,000,000 plus the market value of securities owned by BUYandHOLD at the date of closing. The closed on March 12, 2002.

BUYandHOLD is a privately held retail online brokerage firm headquartered in Edison, New Jersey which launched the first dollar-based equity investing platform in 1999 and currently has a client base of over 125,000 accounts.

16. Quarterly Information (unaudited)

(Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2001	Fourth	Third	Second	First	Total
Revenue	$77,142	$53,748	$56,876	$73,495	$261,261
Profit before income taxes	$3,484	$5,657	$6,851	$15,620	$31,612
Net profit	$2,780	$3,334	$3,919	$9,117	$19,150
Earnings per share:
Basic	$0.22	$0.27	$0.32	$0.74	$1.55
Diluted	$0.22	$0.26	$0.30	$0.71	$1.50
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$28.35	$28.40	$29.25	$27.60	$29.25
Low	$23.15	$24.30	$24.75	$22.00	$22.00

Year ended December 31, 2000
Revenue	$74,218	$69,465	$69,424	$103,392	$316,499
Profit before income taxes	$11,118	$11,864	$14,405	$34,325	$71,712
Net profit	$7,654	$6,375	$8,292	$18,580	$40,901
Earnings per share:
Basic	$0.63	$0.53	$0.68	$1.52	$3.38
Diluted	$0.61	$0.51	$0.67	$1.50	$3.29
Dividends per share	$0.08	$0.08	$0.08	$0.07	$0.31
Market price of Class A Shares:
High	$24.10	$23.00	$18.875	$17.125	$24.10
Low	$19.875	$18.4375	$16.50	$14.5625	$14.5625

The price quotations above were supplied by the New York Stock Exchange.

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
3 (a)	Articles of Incorporation, as amended, of Fahnestock Viner Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1986 and 1988).
3(b)	By-Laws, as amended, of Fahnestock Viner Holdings Inc. (previously filed as an exhibit to Form 20-F for the fiscal year ended December 31, 1987).
10(f)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000)
10(h)	Lease document for the premises at 125 Broad Street, New York, NY dated May 27, 1997 between NY Broad Holdings, Inc. and Fahnestock & Co. Inc. (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(i)	Lease document for the premises at 300 River Place, Detroit, MI dated February 28, 1997 between The Stroh Companies, Inc. and First of Michigan Corporation (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(k)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(l)	Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997)
10(m)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999)
10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (filed herewith*)
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001 (filed herewith*)
21	Subsidiaries of the registrant (filed herewith) *

E-1