Form 10-Q
period 2002-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 2002-05-03
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2002

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on April 30, 2002 was 12,489,752 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three month period ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2002 and 2001

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three month period ended March 31, 2002 and 2001

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2002	December 31, 2001
(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and short-term deposits	$25,909	$24,217
Restricted deposits	2,181	2,393
Deposits with clearing organizations	3,810	7,686
Receivable from brokers and clearing organizations	80,155	100,694
Receivable from customers	490,432	463,986
Securities owned including amounts pledged of $776 ($176 in 2001), at market value	48,191	50,575
Other	47,989	38,430
	698,667	687,981
Other assets
Stock exchange seats (approximate market value $8,459; $8,155 in 2001)	3,018	3,018
Fixed assets, net of accumulated depreciation of $19,572; $18,503 in 2001	11,510	9,992
Goodwill	11,058	9,284
	25,586	22,294

	$724,253	$710,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2002	December 31, 2001
(Expressed in thousands of U.S. dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$19,951	$20,622
Bank call loans	49,281	13,134
Payable to brokers and clearing organizations	192,693	179,212
Payable to customers	151,722	188,387
Securities sold, but not yet purchased, at market value	7,322	8,921
Accounts payable and other liabilities	55,319	56,812
Income taxes payable	1,223	1,492
	477,511	468,580

Shareholders' equity
Share capital
12,479,267 Class A non-voting shares (2001 - 12,337,085 shares)	36,379	34,124
99,680 Class B voting shares	133	133
	36,512	34,257
Contributed capital	4,628	4,113
Retained earnings	205,602	203,325
	246,742	241,695

	$724,253	$710,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
	2002	2001
(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$34,986	$30,195
Principal transactions, net	13,649	18,097
Interest	6,642	13,488
Underwriting fees	4,749	2,927
Advisory fees	7,483	5,662
Other	3,008	3,126
	70,517	73,495

EXPENSES:
Compensation and related expenses	43,865	36,676
Clearing and exchange fees	1,990	836
Communications	7,948	5,823
Occupancy costs	6,040	2,899
Interest	1,946	6,831
Other	6,122	4,810
	67,911	57,875
Profit before income taxes and cumulative effect of change in accounting principle	2,606	15,620
Income tax provision	974	6,503
Profit before cumulative effect of a change in accounting principle	1,632	9,117
Cumulative effect of a change in accounting principle	1,774	-

NET PROFIT FOR PERIOD	$3,406	$9,117

Basic earnings per share (notes 2 and 3)	$0.27	$0.74
-Operations	$0.13	0.74
- Cumulative effect of change in accounting principle	$0.14	-

Diluted earnings per share	$0.26	$0.71
-Operations	$0.13	$0.71
- Cumulative effect of change in accounting principle	$0.13	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of U.S. dollars)	2002	2001
Cash flows from operating activities:
Net profit for the period	$3,406	$9,117
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	1,069	806
Write off of unamortized negative goodwill	(1,774)	-
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	212	(95)
Securities purchased under agreement to resell	-	22,199
Deposits with clearing organizations	3,876	501
Receivable from brokers and clearing organizations	20,539	(459,974)
Receivable from customers	(26,446)	85,400
Securities owned	2,681	6,917
Other assets	(9,559)	(1,597)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(671)	(12,425)
Securities sold under agreement to repurchase	-	431,655
Payable to brokers and clearing organizations	13,481	(77,966)
Payable to customers	(36,665)	(22,346)
Securities sold, but not yet purchased	(1,599)	4,478
Accounts payable and other liabilities	(1,493)	(5,754)
Tax benefit from employee stock options exercised	515	296
Income taxes payable	(269)	2,815
Cash used in operating activities	(32,697)	(15,973)
Cash flows from investing and other activities:
Purchase of the business of BUYandHOLD	(2,297)	-
Purchase of fixed assets	(587)	(150)
Cash used in investing and other activities	(2,884)	(150)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,129)	(1,099)
Issuance of Class A non-voting shares	2,255	3,347
Increase in bank call loans	36,147	11,767
Cash provided by financing activities	37,273	14,015
Net increase (decrease) in cash and short-term deposits	1,692	(2,108)
Cash and short-term deposits, beginning of period	24,217	14,669
Cash and short-term deposits, end of period	$25,909	$12,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
	2002	2001
(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of period	$34,257	$29,683
Issue of Class A non-voting shares	2,255	3,347
Balance at end of period	$36,512	$33,030

CONTRIBUTED CAPITAL
Balance at beginning of period	$4,113	$3,499
Tax benefit from employee stock options exercised	515	296
Balance at end of period	$4,628	$3,795

RETAINED EARNINGS
Balance at beginning of period	$203,325	$188,618
Net profit for the period	3,406	9,117
Dividends	(1,129)	(1,099)
Balance at end of period	$205,602	$196,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiaries of FVH are Fahnestock & Co. Inc. ("Fahnestock") and Freedom Investments, Inc., registered broker-dealers in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 88 offices in 19 states located throughout the United States. Fahnestock also conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,775 people, of whom 1,108 are financial consultants.

All material intercompany accounts have been eliminated in consolidation.

The Company’s condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under generally accepted accounting principles (GAAP) in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company’s most recent annual report on Form 10-K for the year ended December 31, 2001 including the summary of significant accounting policies utilized by the Company.

The financial statements include all adjustments which in the opinion of management, are normal and recurring and necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

These condensed consolidated financial statements are presented in U.S. dollars.

  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The new standards require a write-off of unamortized "negative goodwill". Negative goodwill represents the excess value of net assets acquired above the cost of acquisition. Unamortized negative goodwill of $1,774,000 ($0.14 per share), which arose on the acquisitions of Hopper Soliday Corporation and subsidiaries, Reich & Co., Inc. and Propp & Company Inc., has been written off in the current period, as the cumulative effect of a change in accounting principle.

Remaining unamortized goodwill of $11,058,000, which arose on the acquisitions of Fahnestock & Co. Inc., Fahnestock International Inc., First of Michigan Capital Corporation, Josephthal Group, Inc. and Grand Charter Group Incorporated, will no longer be amortized but will be tested for impairment at least annually. The Company would have recorded approximately $194,000 ($.02 per share) of goodwill amortization expense for the three months ended March 31, 2002 had FAS 142 not been adopted.

3. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months Ended March 31,
	2002	2001

Basic weighted average number of shares outstanding	12,542,228	12,304,735
Net effect, treasury method	412,839	484,365
Diluted shares	12,955,067	12,789,100

Net profit for the period	$3,406,000	$9,117,000

Basic profit per share	$0.27	$0.74
Diluted profit per share	$0.26	$0.71

4. Differences between U.S. and Canadian GAAP

The Company has prepared consolidated financial statements for the quarter ended March 31, 2002 for distribution to its shareholders in accordance with Canadian GAAP, which conform in all material respects with U.S. GAAP except as follows:

The Canadian Institute of Chartered Accountants also issued new standards with respect to Goodwill and Other Intangible Assets, which the Company has adopted effective January 1, 2002. Under U.S. GAAP, the write-off of negative goodwill is recorded as the effect of a change in accounting principle and is reflected in the statement of operations resulting in net profit for the three months ended March 31, 2002 of $3,406,000 ($0.27 and $0.26 basic and diluted earnings per share, respectively). Under Canadian GAAP the write-off of negative goodwill is recorded as an adjustment to opening retained earnings resulting in net profit for the three months ended March 31, 2002 of $1,632,000 ($0.13 basic and diluted earnings per share). The book value per share under both U.S. and Canadian GAAP is $19.62 at March 31, 2002.

5. Net Capital Requirements

The Company's principal broker-dealer subsidiary, Fahnestock, is subject to the Uniform Net Capital Rule (the "Rule") of the SEC and the net capital rule of the New York Stock Exchange (the "NYSE"). Fahnestock has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital equal to 2% of aggregate debit items arising from customer transactions, as defined. The NYSE may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5% of aggregate debit items.

At March 31, 2002, the net capital of Fahnestock as calculated under the Rule was $167,782,000 or 32% of Fahnestock's aggregate debit items. This was $157,278,000 in excess of the minimum required net capital.

6. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company’s business is conducted primarily in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of U.S. dollars	Three Months ended March 31,
	2002	2001
Revenue:
Private Client	$41,538	$32,392
Capital Markets	16,427	22,133
Asset Management	4,618	3,756
Interest	6,183	12,783
Other	1,751	2,431
Total	$70,517	$73,495

Operating Income:
Private Client	$(7,961)	$(296)
Capital Markets	1,853	6,796
Asset Management	3,382	2,354
Interest	4,151	5,270
Other	1,181	1,496
Total	$2,606	$15,620

7. Acquisitions

On March 12, 2002, through its wholly-owned subsidiary, Freedom Investments, Inc., the Company acquired the business operated by BUYandHOLD Securities Corporation and affiliates for cash consideration of $2,297,000. BUYandHOLD is an online brokerage business headquartered in Edison, NJ, which provides its customers with a dollar-based investing platform. BUYandHOLD operates as a division of Freedom Investments, Inc. and its results since the date of acquisition have been included in these consolidated financial statements. The combination of the Freedom and BUYandHOLD technology platforms provides clients with one of the most comprehensive and diversified suites of financial services offered online today. The acquisition furthers the Company’s growth and expansion and adds significantly to its client base, as well as providing additional managerial expertise. The acquisition was accounted for by the purchase method. The acquisition was accounted for by the purchase method. The following table summarizes the estimated fair value of assets acquired.

Securities owned, at market value	$297,000
Furniture, fixtures and equipment	2,000,000
Purchase price paid	$2,297,000

Presented below are unaudited proforma consolidated results of operation. Amounts presented for 2002 and 2001 give effect to the acquisition of the business of BUYandHOLD Securities Corporation and affiliates as if the transaction was consummated at the beginning of each of the periods presented. The proforma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company anticipates significant cost savings as a result of the consolidation of the operations of BUYandHOLD with the Company’s business, which is not reflected in this proforma presentation.

Three months ended March 31,	2002	2001

Revenue	$72,695,000	$74,832,000
Profit before tax from operations	$1,540,000	$12,066,000
Net profit	$2,788,000	$7,056,000
Basic earnings per share	$0.22	$0.57
-Operations	$0.08	$0.57
-Cumulative effect of a change in accounting principle	$0.14	-
Diluted earnings per share	$0.22	$0.55
-Operations	$0.08	$0.55
-Cumulative effect of a change in accounting principle	$0.14	-

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC with respect to Form 10-Q and do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s most recent annual report on Form 10-K for the year ended December 31, 2001 including the summary of significant accounting policies utilized by the Company.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net profit due to these and other factors.

Results of Operations

Net profit for the first quarter of 2002 was $3,406,000 or $0.27 per share, which included the effect of a change in accounting principle (described in the notes to the accompanying financial statements) of $1,774,000 ($0.14 per share). Operating net profit for the first quarter of 2002 was $1,632,000 ($0.13 per share), a decrease of 82% in operating net profit when compared to $9,117,000 or $0.74 per share in the first quarter of 2001. Revenue for the first quarter of 2002 was $70,517,000, a decline of 4% compared to revenue of $73,495,000 in the first quarter of 2001. At March 31, 2002, book value per share was $19.62 compared to book value per share of $18.90 at March 31, 2001, an increase of 4%.

The results for the first quarter of 2002 reflected the continued weak business conditions, in contrast to more robust markets in the first quarter of 2001. The average retail investor shied away from market participation amid continuing news of accounting scandals, questionable disclosure practices and generally poor corporate earnings. Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased by 16% in the first quarter of 2002 compared to the first quarter of 2001 as a result of the acquisition of the businesses of Josephthal & Co. Inc. in September 2001 and Prime Charter, Ltd. in November 2001, which more than offset generally lower commission levels from weaker markets in 2002 compared to 2001. Net revenue from principal transactions decreased by 25% compared to the first quarter of 2001 due to significantly reduced activity in the NASDAQ markets. Due to high market volatility, the Company reduced the number of securities in which it makes markets. It may increase or decrease this number from time to time as market conditions warrant. Investment banking revenues increased by 62% compared with the first quarter of 2001, as there was increased activity in the private placement business in 2002. Advisory fees increased by 32% in the first quarter of 2002 compared to 2001 primarily as a result of the acquisition of the business of BUYandHOLD Securities in March 2002. BUYandHOLD provides a fee-based approach to the retail investor. Interest revenue decreased by 52% in the first quarter of 2002 compared to the comparable period in 2001 due to lower interest rates and the discontinuation of a matched book repurchase business in the spring of 2001. Net interest revenue (interest revenue less interest expense) decreased by 29% in the first quarter of 2002 compared to the first quarter of 2001 as a result of lower interest rates and the discontinuation in 2001 of the matched book repurchase business. Expenses increased by 17% in the first quarter of 2002 compared to the first quarter of 2001. The increase in expenses can be attributed to the acquisitions of Josephthal and Prime Charter in the latter part of 2001. These acquisitions have increased the Company’s private client base, bringing the number of financial consultants to 1,108 at March 31, 2002, an increase of 51% compared to March 31, 2001. Continued post-acquisition integration costs, severance payments and costs associated with streamlining the organization substantially impacted the first quarter of 2002. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the first quarter of 2002 compared to the first quarter of 2001 and includes post-acquisition severance and other employee-related costs. The cost of communications and technology increased 37% in the first quarter of 2002 compared to the first quarter of 2001 due to the costs associated with connecting 51% more financial consultants in 2002 compared to 2001. Occupancy costs increased by 108% in the first quarter of 2002 compared to the first quarter of 2001 due to the costs of additional branch locations in 2002 compared to 2001. The acquisitions of Josephthal and Prime Charter in the fall of 2001 added 25 branch locations to the Company, although by March 31, 2002, with branch consolidations, the branch count is 13 more than at March 31, 2001. Interest expense declined by 72% due to lower rates and the discontinuation of a matched book repurchase business.

Liquidity and Capital Resources

Total assets at March 31, 2002 of $724,253,000 increased by approximately 2% from $710,275,000 at December 31, 2001 due to higher customer balances. Liquid assets accounted for 96% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, subordinated borrowings, collateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At March 31, 2002, $49,281,000 of such borrowings were outstanding, an increase of 275% compared to outstanding borrowings at December 31, 2001. The increased bank borrowings offset reduced customer credit balances. At March 31, 2002 the Company had available collateralized and uncollateralized letters of credit of $34,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

On February 22, 2002, the Company paid cash dividends of $0.09 per Class A non-voting and Class B share totaling $1,129,000 from available cash on hand. On April 19, 2002, the board of directors declared a regular quarterly cash dividend of $0.09 per Class A non-voting and Class B share payable on May 17, 2002 to shareholders of record on May 3, 2002.

The book value of the Company’s Class A non-voting and Class B shares is $19.62 at March 31, 2002 compared to $18.90 at March 31, 2001, based on total outstanding shares of 12,578,947 and 12,354,965, respectively.

Newly Issued Accounting Standards

Please see the notes to the accompanying condensed consolidated financial statements for a discussion of newly issued accounting standards.

Factors Affecting "Forward-Looking Statements"

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the effectiveness of efforts to reduce costs and eliminate overlap. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

At March 31, 2002 and 2001, the Company’s value-at-risk for each component of market risk was as follows:

	March 31,
Expressed in thousands of U.S. dollars	2002	2001
Interest rate risk	$143	$169
Equity price risk	250	397
Diversification benefit	(87)	(258)
Total	$306	$308

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at March 31, 2002 compared to those reported as at March 31, 2001 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at March 31, 2002 shifted towards debt and away from equities compared to the relative portfolio composition for the comparable period in 2001. From time to time the Company modifies its risk exposure with hedging positions and this affects the diversification benefit in the value-at-risk calculation.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. In management's opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company's financial position. The potential significance of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome ofsuch legal matters.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 3rd day of May, 2002.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman
(Principal Financial Officer)

By: "E.K. Roberts"
E.K.Roberts, President
(Duly Authorized Officer)