Form 10-Q
period 2002-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 2002-07-29
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___to___

Commission File Number: 1-12043

FAHNESTOCK VINER HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction of incorporation or organization)

98-0080034
(I.R.S Employer Identification No.)

P.O. Box 2015, Suite 1110
20 Eglinton Avenue West
Toronto, Ontario, Canada M4R 1K8
(Address of principal executive offices) (Zip Code)

416-322-1515
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on July 29, 2002 was 12,412,207 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2002 and 2001

Condensed Consolidated Statements of Changes in

Shareholders’ Equity for the three and six month periods ended June 30, 2002 and 2001

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2002	December 31, 2001

Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$23,238	$24,217
Restricted deposits	2,381	2,393
Deposits with clearing organizations	5,164	7,686
Receivable from brokers and clearing organizations	195,168	100,694
Receivable from customers	439,690	463,986
Securities owned including amounts pledged of $2,690
($176 in 2001), at market value	46,554	50,575
Other	44,195	38,430
	756,390	687,981
Other assets
Stock exchange seats (approximate market value
$8,522; $8,155 in 2001)	3,018	3,018
Fixed assets, net of accumulated depreciation of
$21,025; $18,503 in 2001	10,378	9,992
Goodwill	11,058	9,284
	24,454	22,294

	$780,844	$710,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$21,577	$20,622
Bank call loans	33,142	13,134
Payable to brokers and clearing organizations	287,057	179,212
Payable to customers	136,241	188,387
Securities sold, but not yet purchased, at market value	7,895	8,921
Accounts payable and other liabilities	48,487	56,812
Income taxes payable	1,303	1,492
	535,702	468,580

Shareholders' equity
Share capital
12,418,277 Class A non-voting shares
(2001 - 12,337,085 shares)	34,935	34,124
99,680 Class B voting shares	133	133
	35,068	34,257
Contributed capital	4,721	4,113
Retained earnings	205,353	203,325
	245,142	241,695

	$780,844	$710,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

Three Months ended June 30,			Six Months ended June 30,
2002		2001	2002	2001
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$33,904	$26,614	$68,890	$56,809
Principal transactions, net	11,891	11,665	25,540	29,762
Interest	6,953	8,466	13,595	21,954
Underwriting fees	5,786	2,493	10,535	5,420
Advisory fees	5,971	5,854	13,454	11,516
Other	3,639	1,784	6,647	4,910
	68,144	56,876	138,661	130,371

EXPENSES:
Compensation and related
expenses	40,525	32,222	84,390	68,898
Clearing and exchange fees	2,283	1,705	4,273	2,541
Communications	8,961	5,688	16,909	11,511
Occupancy costs	5,779	2,748	11,819	5,647
Interest	1,871	3,548	3,817	10,379
Other	6,813	4,114	12,935	8,924
	66,232	50,025	134,143	107,900
Profit before income taxes	1,912	6,851	4,518	22,471
Income tax provision	1,029	2,932	2,003	9,435
Profit before cumulative effect of a change in accounting principle	883	3,919	2,515	13,036
Cumulative effect of a change in accounting principle	-	-	1,774	-

NET PROFIT FOR PERIOD	$883	$3,919	$4,289	$13,036

Basic earnings per share (notes 2 and 3)	$0.07	$0.32	$0.34	$1.06
- Operations	$0.07	$0.32	$0.20	$1.06
- Cumulative effect of a change in accounting principle	-	-	$0.14	-
Diluted earnings per share	$0.07	$0.30	$0.33	$1.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$883	$3,919	$4,289	$13,036
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	1,453	790	2,522	1,596
Write off of unamortized negative goodwill	-	-	(1,774)	-
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(200)	442	12	347
Securities purchased under agreement
to resell	-	(699)	-	21,500
Deposits with clearing organizations	(1,354)	(10,708)	2,522	(10,207)
Receivable from brokers and clearing
organizations	(115,013)	483,990	(94,474)	24,016
Receivable from customers	50,742	3,921	24,296	89,321
Securities owned	1,637	(2,431)	4,318	4,486
Other assets	3,794	(40)	(5,764)	(1,637)
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	1,626	1,153	955	(11,272)
Securities sold under agreement to repurchase	-	(453,155)	-	(21,500)
Payable to brokers and clearing organizations	94,364	(471)	107,844	(78,437)
Payable to customers	(15,481)	(5,141)	(52,146)	(27,487)
Securities sold, but not yet purchased	573	106	(1,026)	4,584
Accounts payable and other liabilities	(6,832)	(2,183)	(8,326)	(7,937)
Tax benefit from employee stock options exercised	93	173	608	469
Income taxes payable	80	(4,937)	(189)	(2,122)
Cash provided by (used in) operating activities	16,365	14,729	(16,333)	(1,244)

Cash flows from investing activities:
Purchase of the business of BUYandHOLD	-	-	(2,297)	-
Purchase of fixed assets	(321)	(252)	(907)	(402)
Cash used in investing activities	(321)	(252)	(3,204)	(402)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,132)	(1,113)	(2,261)	(2,212)
Issuance of Class A non-voting shares	390	581	2,645	3,928
Repurchase of Class A non-voting shares
for cancellation	(1,834)	-	(1,834)	-
(Increase) decrease in bank call loans	(16,139)	(13,200)	20,008	(1,433)
Cash (used in) provided by financing activities	(18,715)	(13,732)	18,558	283

Net (decrease) increase in cash and cash equivalents	(2,671)	745	(979)	(1,363)
Cash and cash equivalents, beginning of period	25,909	12,561	24,217	14,669

Cash and cash equivalents, end of period	$23,238	$13,306	$23,238	$13,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$36,512	$33,030	$34,257	$29,683
Issue of Class A non-voting shares	390	581	2,645	3,928
Repurchase of Class A non-voting shares for cancellation	(1,834)	-	(1,834)	-
Balance at end of period	$35,068	$33,611	$35,068	$33,611

Contributed capital
Balance at beginning of period	$4,628	$3,795	$4,113	$3,499
Tax benefit from employee stock options exercised	93	173	608	469
Balance at end of period	$4,721	$3,968	$4,721	$3,968

Retained earnings
Balance at beginning of period	$205,602	$196,636	$203,325	$188,618
Net profit for the period	883	3,919	4,289	13,036
Dividends	(1,132)	(1,113)	(2,261)	(2,212)
Balance at end of period	$205,353	$199,442	$205,353	$199,422

TOTAL SHAREHOLDERS' EQUITY	$245,142	$237,021	$245,142	$237,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiaries of FVH are Fahnestock & Co. Inc. ("Fahnestock") and Freedom Investments, Inc., registered broker-dealers in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 90 offices in 20 states located throughout the United States. Fahnestock also conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,782 people, of whom 1,121 are financial consultants.

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

The financial statements include all adjustments, which in the opinion of management, are normal and recurring and necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

These condensed consolidated financial statements are presented in U.S. dollars.

  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The new standards require a write-off of unamortized "negative goodwill". Negative goodwill represents the excess value of net assets acquired above the cost of acquisition. Unamortized negative goodwill of $1,774,000 ($0.14 per share), which arose on the acquisitions of Hopper Soliday Corporation and subsidiaries, Reich & Co., Inc. and Propp & Company Inc., was written off on January 1, 2002, as the cumulative effect of a change in accounting principle.

Remaining unamortized goodwill of $11,058,000, which arose on the acquisitions of Fahnestock & Co. Inc., Fahnestock International Inc., First of Michigan Capital Corporation, Josephthal Group, Inc. and Grand Charter Group Incorporated, is no longer being amortized but will be tested for impairment at least annually. Goodwill acquired subsequent to June 30, 2001 has been tested for impairment in accordance with FAS 142 and there is no indication that impairment has occurred. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Including the effect of amortization of goodwill acquired prior to January 1, 2002, the Company would have recorded approximately $194,000 ($0.02 per share) of goodwill amortization expense for the three months ended June 30, 2002 had FAS 142 not been adopted ($388,000 or $0.03 per share for the six months ended June 30, 2002).

The following table reflects the results of operations as though FAS 142 had been adopted on January 1, 2001.

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Expressed in thousand of dollars
Net profit as reported	$883	$3,919	$4,289	$13,036
Amortization of goodwill as reported	-	104	-	220
Net profit as adjusted	$883	$4,023	$4,289	$13,256

Basic earnings per share as reported	$0.07	$0.32	$0.34	$1.06
Diluted earnings per share as reported	$0.07	$0.30	$0.33	$1.02

Basic earnings per share as adjusted	$0.07	$0.33	$0.34	$1.08
Diluted earnings per share as adjusted	$0.07	$0.31	$0.33	$1.04

3. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001

Basic weighted average number of shares outstanding	12,576,771	12,368,786	12,559,595	12,287,373
Net effect, treasury method	264,162	491,303	356,382	446,392
Diluted common shares	12,840,933	12,860,089	12,915,977	12,733,765

Net profit for the period	$883,000	$3,919,000	$4,289,000	$13,036,000

Basic earnings per share	$0.07	$0.32	$0.34	$1.06
- Operations	$0.07	$0.32	$0.20	$1.06
- Cumulative effect of a change in accounting principle	-	-	$0.14	-
Diluted earnings per share	$0.07	$0.30	$0.33	$1.02

4. Differences between U.S. and Canadian GAAP

The Company has prepared consolidated financial statements for the quarter ended June 30, 2002 for distribution to its shareholders in accordance with Canadian GAAP, which conform in all material respects with U.S. GAAP except as follows:

The Canadian Institute of Chartered Accountants also issued new standards with respect to Goodwill and Other Intangible Assets, which the Company has adopted effective January 1, 2002. Under U.S. GAAP, the write-off of negative goodwill is recorded as the effect of a change in accounting principle and is reflected in the statement of operations resulting in net profit for the six months ended June 30, 2002 of $4,289,000 ($0.34 and $0.33 basic and diluted earnings per share, respectively). Under Canadian GAAP the write-off of negative goodwill is recorded as an adjustment to opening retained earnings resulting in net profit for the six months ended June 30, 2002 of $2,515,000 ($0.20 basic and $0.19 diluted earnings per share). The book value per share under both U.S. and Canadian GAAP is $19.58 at June 30, 2002.

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

At June 30, 2002, the net capital of Fahnestock as calculated under the Rule was $168,139,000 or 36% of Fahnestock's aggregate debit items. This was $158,871,000 in excess of the minimum required net capital.

6. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company’s business is conducted primarily in the United States. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Expressed in thousands of dollars
Revenue:
Private Client	$39,406	$30,202	$80,944	$62,594
Capital Markets	14,786	14,104	31,213	36,237
Asset Management	4,396	3,763	9,014	7,519
Interest	6,216	7,780	12,399	20,563
Other	3,340	1,027	5,091	3,458

Total	$68,144	$56,876	$138,661	$130,371

Operating Income:
Private Client *	$(6,769)	$(371)	$(14,730)	$(666)
Capital Markets	2,206	1,215	4,059	8,011
Asset Management	3,264	2,794	6,646	5,148
Interest	4,289	3,823	8,440	9,093
Other	(1,078)	(610)	103	885

Total	$1,912	$6,851	$4,518	$22,471

* Losses in 2002 in the Private Client segment are the result of operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD and include litigation settlement costs, retention and severance costs and costs of under-utilized facilities.

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

Presented below are unaudited pro forma consolidated results of operation. Amounts presented for 2002 and 2001 give effect to the acquisition of the business of BUYandHOLD Securities Corporation and affiliates as if the transaction was consummated at January 1, 2001. The pro forma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company anticipates significant cost savings as a result of the consolidation of the operations of BUYandHOLD with the Company’s business, which is not reflected in this pro forma presentation.

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Expressed in thousands of dollars
Revenue	$68,144	$58,892	$140,839	$133,724
Profit before tax from operations	$1,912	$3,733	$3,452	$15,799
Net profit	$883	$2,165	$3,776	$9,163

Basic earnings per share	$0.07	$0.18	$0.30	$0.75
-Operations	$0.07	$0.18	$0.16	$0.75
-Cumulative effect of a change in accounting principle	-	-	$0.14	-

Diluted earnings per share	$0.07	$0.17	$0.29	$0.72
-Operations	$0.07	$0.17	$0.15	$0.72
-Cumulative effect of a change in accounting principle	-	-	$0.14	-

8. Subsequent Event

On July 18, 2002 the Board of Directors approved a Stock Appreciation Rights Plan (the "Plan") on behalf of certain employees of the Company and its subsidiaries. The Plan will permit employee participation in appreciation in the Class A non-voting shares of the Company without the issuance of such additional shares. The estimated benefit of Stock Appreciation Rights granted will be recorded as additional compensation expense over the vesting period. To the extent utilized, Stock Appreciation Rights granted under the Plan will replace employee stock options, which would otherwise have been granted.

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

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors, including recent interest in accounting and corporate governance reform.

Results of Operations

Net profit for the second quarter of 2002 was $883,000 or $0.07 per share, a decrease of 77% in net profit when compared to $3,919,000 or $0.32 per share in the second quarter of 2001. Revenue for the second quarter of 2002 was $68,144,000, an increase of 20% compared to revenue of $56,876,000 in the second quarter of 2001.

The results of the second quarter of 2002 reflected the continued weak business conditions. Fears of recession and a continuous stream of negative news about accounting irregularities and disclosure violations has seriously impacted investor confidence in the markets and has resulted in three straight years of declining averages and reduced volume. Commission income and to a large extent, income from principal transactions, depend on market volume levels. Commission revenue increased by 27% in the second quarter of 2002 compared to the second quarter of 2001 as a result of acquisition of the businesses of Josephthal & Co. Inc. in September 2001, Prime Charter, Ltd. in November 2001 and BUYandHOLD in March 2002, which more than offset generally lower commission levels from weaker markets in 2002 compared to 2001. Net revenue from principal transactions increased by 2% compared to the second quarter of 2001 due to the increased size of the organization compared to the same period in 2001. Investment banking revenues increased by 132% compared with the second quarter of 2001, related to increased issuance of closed-end mutual funds and debt securities in 2002. Advisory fees increased by 2% in the second quarter of 2002 compared to 2001 primarily as a result of the acquisition of the business of BUYandHOLD Securities in March 2002. BUYandHOLD provides a fee-based approach to retail investors. Net interest revenue (interest revenue less interest expense) increased by 3% in the second quarter of 2002 compared to the second quarter of 2001 as a result of higher customer balances after the recent acquisitions, offsetting the effect of lower rates. Expenses increased by 32% in the second quarter of 2002 compared to the second quarter of 2001. The increases in expense can be attributed to the acquisitions of Josephthal and Prime Charter in the latter part of 2001 and the business of BUYandHOLD in March 2002. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the second quarter of 2002 compared to the second quarter of 2001 as well as staff in newly acquired offices to handle the business of the larger entity. The cost of communications and technology increased 58% in the second quarter of 2002 compared to the second quarter of 2001 due to the costs associated with connecting 51% more financial consultants and 15 more branch offices in 2002 compared to 2001. Occupancy costs increased by 110% in the second quarter of 2002 compared to the second quarter of 2001 due to the additional costs of 15 branch locations in 2002 compared to 2001. Occupancy costs were significantly impacted by costs associated with unused space that is being held for disposal.

Liquidity and Capital Resources

Total assets at June 30, 2002 of $780,844,000 increased by approximately 10% from $710,275,000 at December 31, 2001 due primarily to higher broker/dealer balances. Liquid assets accounted for 97% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, subordinated borrowings, collateralized and uncollateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on a fully collateralized basis. At June 30, 2002, $33,142,000 of such borrowings were outstanding, an increase of 152% compared to outstanding borrowings at December 31, 2001. At June 30, 2002 the Company had available collateralized and uncollateralized letters of credit of $34,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

On February 22, 2002 and May 17, 2002, the Company paid cash dividends of $0.09 per Class A non-voting and Class B share totaling $2,261,000 from available cash on hand.

On July 18, 2002, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A non-voting and Class B share payable on August 16, 2002 to shareholders of record on August 2, 2002.

The book value of the Company’s Class A non-voting and Class B shares is $19.58 at June 30, 2002 compared to $19.13 at June 30, 2001, an increase of 2%, based on total outstanding shares of 12,517,957 and 12,389,930, respectively.

Newly Issued Accounting Standards

Please see the notes to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting standards.

Factors Affecting "Forward-Looking Statements"

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the effectiveness of the efforts to reduce costs and eliminate overlap. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

At June 30, 2002 and 2001, the Company’s value-at-risk for each component of market risk was as follows:

	June 30,
	2002	2001
Expressed in thousands of dollars
Interest rate risk	$175	$231
Equity price risk	165	357
Diversification benefit	(93)	(216)

Total	$247	$372

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at June 30, 2002 compared to those reported as at June 30, 2001 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at June 30, 2002 shifted towards debt and away from equities compared to the relative portfolio composition for the comparable period in 2001. From time to time the Company modifies its risk exposure with hedging positions and this affects the diversification benefit in the value-at-risk calculation.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. In management's opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company's financial position. The total number of cases in which the Company is involved and the related claims have increased due to recent acquisitions and market declines. The potential significance of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

At the Annual and Special Meeting of Shareholders of the Company held on May 13, 2002, the holders of Class B voting shares (i) elected seven directors, (ii) appointed PricewaterhouseCoopers LLP as auditors of the Company and authorized the directors to fix their remuneration, and (iii) confirmed the amendment to the Company’s 1996 Equity Incentive Plan increasing the number of Class A non-voting shares that may be issued pursuant to options granted under the Plan by 410,000.

The number of votes cast for or against or withheld as to each matter voted upon, as applicable, is set forth below:

		For	Against/Withheld

(i)	Election of Directors:	95,568	4
	J.L. Bitove R. Crystal A.G. Lowenthal K.W. McArthur A.W. Oughtred E.K. Roberts B. Winberg

(ii)	Appointment of Auditors	95,572	0

(iii)	Amendment of 1996 Equity Incentive Plan	95,560	12

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 29th day of July, 2002.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"

A.G.Lowenthal, Chairman
(Principal Financial Officer)

By: "E.K. Roberts"

E.K.Roberts, President
(Duly Authorized Officer)