Form 10-Q
period 2002-09-30
FAHNESTOCK VINER HOLDINGS INC
filed 2002-10-30
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2002

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on October 29, 2002 was 12,372,507 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2002 and 2001

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine month periods ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30, 2002	December 31, 2001
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$23,176	$24,217
Restricted deposits	2,475	2,393
Deposits with clearing organizations	3,304	7,686
Receivable from brokers and clearing organizations	541,504	100,694
Receivable from customers	355,918	463,986
Securities owned including amounts pledged of $120
($176 in 2001), at market value	49,157	50,575
Other	41,745	37,531
	1,017,279	687,082
Other assets
Stock exchange seats (approximate market value
$8,260; $8,155 in 2001)	3,018	3,018
Fixed assets, net of accumulated depreciation of
$22,210; $18,503 in 2001	9,865	9,992
Goodwill	11,957	10,183
	24,840	23,193

	$1,042,119	$710,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30, 2002	December 31, 2001
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$16,321	$20,622
Bank call loans	1,372	13,134
Payable to brokers and clearing organizations	581,787	179,212
Payable to customers	136,208	188,387
Securities sold, but not yet purchased, at market value	9,327	8,921
Accounts payable and other liabilities	52,421	56,812
Income taxes payable	-	1,492
	797,436	468,580

Shareholders' equity
Share capital
12,369,817 Class A non-voting shares
(2001 - 12,337,085 shares)	33,841	34,124
99,680 Class B voting shares	133	133
	33,974	34,257
Contributed capital	4,747	4,113
Retained earnings	205,962	203,325
	244,683	241,695

	$1,042,119	$710,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$32,900	$25,683	$101,790	$82,492
Principal transactions, net	13,403	11,243	38,943	41,005
Interest	6,876	6,761	20,471	28,715
Underwriting fees	6,531	2,779	17,066	8,199
Advisory fees	5,976	5,462	19,430	16,978
Other	2,836	1,820	9,483	6,730
	68,522	53,748	207,183	184,119

EXPENSES:
Compensation and related
expenses	40,738	32,488	125,128	101,386
Clearing and exchange fees	2,442	1,440	6,715	3,981
Communications	8,029	5,118	24,938	16,629
Occupancy costs	5,511	3,178	17,330	8,826
Interest	2,167	1,857	5,984	12,236
Other	6,850	4,010	19,785	12,933
	65,737	48,091	199,880	155,991
Profit before income taxes	2,785	5,657	7,303	28,128
Income tax provision	1,050	2,323	3,053	11,758
Profit before cumulative effect of a change in accounting principle	1,735	3,334	4,250	16,370

Cumulative effect of a change in accounting principle	-	-	1,774	-

NET PROFIT FOR PERIOD	$1,735	$3,334	$6,024	$16,370

Basic earnings per share (notes 2 and 3)	$0.14	$0.27	$0.48	$1.33
- Operations	$0.14	$0.27	$0.34	$1.33
- Cumulative effect of a change in accounting principles	-	-	$0.14	-

Diluted earnings per share	$0.14	$0.26	$0.47	$1.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$1,735
$3,334
			$6,024	$16,370
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	1,185	964	3,707	2,560
Write off of unamortized negative goodwill (note 2)	-	-	(1,774)	-
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(94)	141	(82)	488
Securities purchased under agreement to resell	-	-	-	21,500
Deposits with clearing organizations	1,860	11,319	4,382	1,112
Receivable from brokers and clearing
organizations	(346,336)	(75,535)	(440,810)	(51,519)
Receivable from customers	83,772	19,539	108,068	108,860
Securities owned	(2,603)	5,181	1,715	9,667
Other assets	1,550	(2,605)	(4,214)	(4,242)
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	(5,256)	(4,018)	(4,301)	(15,290)
Securities sold under agreement to repurchase	-	-	-	(21,500)
Payable to brokers and clearing organizations	294,731	58,676	402,575	(19,761)
Payable to customers	(33)	(7,480)	(52,179)	(34,967)
Securities sold, but not yet purchased	1,432	(4,562)	406	22
Accounts payable and other liabilities	3,935	8,922	(4,391)	985
Tax benefit from employee stock options exercised	26	51	634	520
Income taxes payable	(1,303)	1,396	(1,492)	(726)
Cash provided by operating activities	34,601	15,323	18,268	14,079

Cash flows from investing activities:
Purchase of Josephthal Group, Inc., net of cash acquired	-	3,139	-	3,139
Purchase of the business of BUYandHOLD	-	-	(2,297)	-
Purchase of fixed assets	(673)	(185)	(1,580)	(587)
Cash (used in) provided by investing activities	(673)	2,954	(3,877)	2,552
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,126)	(1,115)	(3,387)	(3,327)
Issuance of Class A non-voting shares	333	294	2,978	4,222
Repurchase of Class A non-voting shares for cancellation	(1,427)	(130)	(3,261)	(130)
Increase in bank call loans	(31,770)	(19,084)	(11,762)	(20,517)
Cash used in financing activities	(33,990)	(20,035)	(15,432)	(19,752)

Net decrease in cash and cash equivalents	(62)	(1,758)	(1,041)	(3,121)
Cash and cash equivalents, beginning of period	23,238	13,306	24,217	14,669
Cash and cash equivalents, end of period	$23,176	$11,548	$23,176	$11,548

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$35,068	$33,611	$34,257	$29,683
Issue of Class A non-voting shares	333	294	2,978	4,222
Repurchase of Class A non-voting shares for cancellation	(1,427)	(130)	(3,261)	(130)
Balance at end of period	$33,974	$33,775	$33,974	$33,775

Contributed capital
Balance at beginning of period	$4,721	$3,968	$4,113	$3,499
Tax benefit from employee stock options exercised	26	51	634	520
Balance at end of period	$4,747	$4,019	$4,747	$4,019

Retained earnings
Balance at beginning of period	$205,353	$199,442	$203,325	$188,618
Net profit for the period	1,735	3,334	6,024	16,370
Dividends	(1,126)	(1,115)	(3,387)	(3,327)
Balance at end of period	$205,962	$201,661	$205,962	$201,661

TOTAL SHAREHOLDERS' EQUITY	$244,683	$239,455	$244,683	$239,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiaries of FVH are Fahnestock & Co. Inc. ("Fahnestock") and Freedom Investments, Inc., registered broker-dealers in securities. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. The Company provides its services from 89 offices in 20 states located throughout the United States. Fahnestock also conducts business in Toronto, Canada and in South America through local broker-dealers. The Company employs approximately 1,761 people, of whom 1,120 are financial consultants.

All material intercompany accounts have been eliminated in consolidation.

The Company’s condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to Form 10-Q and do not include all of the information and footnotes required under generally accepted accounting principles (GAAP) in the United States of America for complete financial statements. These financial statements should be read in conjunction with the Company’s most recent annual report on Form 10-K for the year ended December 31, 2001 including the summary of significant accounting policies utilized by the Company contained therein.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Remaining unamortized goodwill of $11,957,000, which arose on the acquisitions of Fahnestock & Co. Inc., Fahnestock International Inc., First of Michigan Capital Corporation, Josephthal Group, Inc. and Grand Charter Group Incorporated, is no longer being amortized but will be tested for impairment at least annually. Goodwill has been tested for impairment in accordance with FAS 142 and there is no indication that impairment has occurred. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the results of operations as though FAS 142 had been adopted on January 1, 2001.

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Expressed in thousands of dollars, except per share amounts
Net profit as reported	$1,735	$3,334	$6,024	$16,370
Amortization of goodwill as reported	-	104	-	324
Net profit as adjusted	$1,735	$3,438	$6,024	$16,694

Basic earnings per share as reported	$0.14	$0.27	$0.48	$1.33
Diluted earnings per share as reported	$0.14	$0.26	$0.47	$1.28

Basic earnings per share as adjusted	$0.14	$0.28	$0.48	$1.35
Diluted earnings per share as adjusted	$0.14	$0.27	$0.47	$1.31

The adoption of other recently issued accounting standards are not expected to have a material impact on the Company’s financial statements.

3. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Basic weighted average number of shares outstanding	12,501,709	12,396,537	12,540,088	12,324,161
Net effect, treasury method	167,690	459,069	306,252	445,599
Diluted common shares	12,669,399	12,855,606	12,846,340	12,769,760

Net profit for the period	$1,735,000	$3,334,000	$6,024,000	$16,370,000

Basic earnings per share	$0.14	$0.27	$0.48	$1.33
- Operations	$0.14	$0.27	$0.34	$1.33
- Cumulative effect of a change in accounting principles	-	-	$0.14	-
Diluted earnings per share	$0.14	$0.26	$0.47	$1.28

4. Differences between U.S. and Canadian GAAP

The Company has prepared consolidated financial statements for the quarter ended September 30, 2002 for distribution to its shareholders in accordance with Canadian GAAP, which conform in all material respects with U.S. GAAP except as follows.

The Canadian Institute of Chartered Accountants also issued new standards with respect to Goodwill and Other Intangible Assets, which the Company has adopted effective January 1, 2002. Under U.S. GAAP, the write-off of negative goodwill is recorded as the effect of a change in accounting principle and is reflected in the statement of operations resulting in net profit for the nine months ended September 30, 2002 of $6,024,000 ($0.48 and $0.47 basic and diluted earnings per share, respectively). Under Canadian GAAP the write-off of negative goodwill is recorded as an adjustment to opening retained earnings resulting in net profit for the nine months ended September 30, 2002 of $4,250,000 ($0.34 basic and $0.33 diluted earnings per share). The book value per share under both U.S. and Canadian GAAP is $19.62 at September 30, 2002.

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

At September 30, 2002, the net capital of Fahnestock as calculated under the Rule was $154,369,000 or 38% of Fahnestock's aggregate debit items. This was $146,198,000 in excess of the minimum required net capital.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
Expressed in thousands of dollars
Revenue:
Private Client	$38,588	$27,145	$123,267	$89,739
Capital Markets	18,374	15,014	49,587	51,251
Asset Management	4,207	3,994	13,221	11,513
Interest	6,200	6,483	18,599	27,046
Other	1,153	1,112	2,509	4,570
Total	$68,522	$53,748	$207,183	$184,119
Operating Income:
Private Client *	$(7,355)	$(3,293)	$(22,085)	$(3,960)
Capital Markets	2,857	2,215	6,916	10,226
Asset Management	3,261	2,748	9,908	7,896
Interest	3,802	4,287	12,241	13,381
Other	220	(300)	323	585
Total	$2,785	$5,657	$7,303	$28,128

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

Presented below are unaudited pro forma consolidated results of operation. Amounts presented for 2002 and 2001 give effect to the acquisition of the business of BUYandHOLD Securities Corporation and affiliates as if the transaction was consummated as at January 1, 2001. The pro forma information is for comparative purposes only and is not necessarily indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company anticipates significant cost savings as a result of the consolidation of the operations of BUYandHOLD with the Company’s business, which is not reflected in this pro forma presentation.

(Unaudited)	Three Months ended September 30,		Nine Months ended September 30,
Expressed in thousands of dollars	2002	2001	2002	2001
Revenue	$68,522	$56,646	$209,361	$190,370
Profit before tax from operations	$2,785	$4,846	$6,237	$20,645
Net profit	$1,735	$2,864	$5,406	$12,030
Basic earnings per share	$0.14	$0.23	$0.43	$0.98
Diluted earnings per share	$0.14	$0.22	$0.42	$0.94

8. Stock Appreciation Rights Plan

On July 18, 2002 the Board of Directors approved a Stock Appreciation Rights Plan (the "Plan") on behalf of certain employees of the Company and its subsidiaries. The Plan will permit employee participation in appreciation in the value of the Class A non-voting shares of the Company without the issuance of such additional shares. The estimated benefit of stock appreciation rights granted will be recorded as additional compensation expense over the vesting period. To the extent utilized, stock appreciation rights granted under the Plan will replace employee stock options which would otherwise have been granted.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC with respect to Form 10-Q and do not include all of the information and footnotes required under U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2001 including the summary of significant accounting policies utilized by the Company contained therein.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors, including recent interest in accounting and corporate governance reforms.

Results of Operations

Net profit for the third quarter of 2002 was $1,735,000 or $0.14 per share, a decrease of 48% in net profit when compared to $3,334,000 or $0.27 per share in the third quarter of 2001. Revenue for the third quarter of 2002 was $68,522,000, an increase of 27% compared to revenue of $53,748,000 in the third quarter of 2001.

The results of the third quarter of 2002 reflected the continued weak business conditions. Expectations of reduced corporate earnings, rising unemployment, as well as a slowing economy have reinforced investors’ reticence to make new commitments to the equity markets. These concerns, coupled with unremitting disclosures about corporate malfeasance, accounting fraud and arrests of corporate executives have, created an environment of lower stock prices. Valuations of corporate equities, while attractive, are not yet compelling. Popular averages are touching new lows around the globe. While a new recession is not expected, slower economic growth and reduced capital spending is expected to last through the first half of 2003. The Company’s results for the quarter reflect the difficult environment.

Commission income and, to a large extent, income from principal transactions, depend on investor participation in the markets. Commission revenue increased by 28% in the third quarter of 2002 compared to the third quarter of 2001 as a result of the acquisition of the businesses of Josephthal & Co. Inc. in September 2001, Prime Charter, Ltd. in November 2001 and BUYandHOLD in March 2002, which more than offset generally lower commission levels from weaker markets in 2002 compared to 2001. Net revenue from principal transactions increased by 19% compared to the third quarter of 2001 due to higher trading profits from fixed income securities as a result of lower interest rates and higher bond prices in the third quarter of 2002 compared to the same period in 2001. Investment banking revenues increased by 135% compared with the third quarter of 2001, related to increased participation in the issuance of closed-end funds and debt securities. Advisory fees increased by 9% in the third quarter of 2002 compared to the comparable period of 2001 primarily as a result of the acquisition of the business of BUYandHOLD Securities in March 2002. BUYandHOLD provides a fee-based approach to retail investors. Net interest revenue (interest revenue less interest expense) decreased by 4% in the third quarter of 2002 compared to the third quarter of 2001 as a result of lower interest rates, which more than offset the impact of somewhat higher customer balances after the recent acquisitions. Expenses increased by 37% in the third quarter of 2002 compared to the third quarter of 2001. The increases in expense can be attributed to the acquisitions of Josephthal and Prime Charter in the latter part of 2001 and the business of BUYandHOLD in March 2002. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the third quarter of 2002 compared to the third quarter of 2001 as well as staff in newly acquired offices to handle the business of the larger entity. The cost of communications and technology increased 57% in the third quarter of 2002 compared to the third quarter of 2001 due to the costs associated with connecting 51% more financial consultants and 15 more branch offices in 2002 compared to 2001. Occupancy costs increased by 73% in the third quarter of 2002 compared to the third quarter of 2001 due to the additional costs of 15 branch locations in 2002 compared to 2001. Occupancy costs were significantly impacted by costs associated with unused space that is being held for disposal.

Liquidity and Capital Resources

Total assets at September 30, 2002 of $1,042,119,000 increased by approximately 47% from $710,275,000 at December 31, 2001 due primarily to higher broker/dealer balances, specifically higher stock borrow/stock loan balances. Liquid assets accounted for 98% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, subordinated borrowings, collateralized and uncollateralized borrowings consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt as well as changes in stock loan balances. Fahnestock has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2002, $1,372,000 of such borrowings were outstanding, a decrease of 90% compared to outstanding borrowings at December 31, 2001. At September 30, 2002, the Company had available collateralized and uncollateralized letters of credit of $29,500,000.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Pursuant to a Normal Course Issuer Bid which commenced on July 9, 2002 and terminates on July 8, 2003, the Company may purchase up to 620,700 of its Class A non-voting shares through the facilities of the New York and Toronto Stock Exchanges. During the third quarter of 2002 the Company purchased a total of 67,300 Class A non-voting shares at an average price of $21.19 per share through the facilities of the New York Stock Exchange. The cumulative number of Class A non-voting shares purchased during the nine months ended September 30, 2002 pursuant to both the current normal course issuer bid as well as the normal course issuer bid which terminated on July 4, 2002 was 150,000 at an average price of $21.74. All shares purchased have been cancelled.

On February 22, 2002, May 17, 2002 and August 16, 2002, the Company paid cash dividends of U.S.$0.09 per Class A non-voting and Class B share totaling $3,387,000 from available cash on hand.

On October 18, 2002, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A non-voting and Class B share payable on November 22, 2002 to shareholders of record on November 8, 2002.

The book value of the Company’s Class A non-voting and Class B shares is $19.62 at September 30, 2002 compared to $19.31 at September 30, 2001, an increase of 2%, based on total outstanding shares of 12,469,497 and 12,403,350, respectively.

Newly Issued Accounting Standards

Please see the notes to the accompanying condensed consolidated financial statements for a discussion of recently issued accounting standards.

Factors Affecting "Forward-Looking Statements"

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company and (xi) the effectiveness of efforts to reduce costs and eliminate overlap. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

At September 30, 2002 and 2001, the Company’s value-at-risk for each component of market risk was as follows:

	September 30,
	2002	2001
Expressed in thousands of dollars
Interest rate risk	$139	$148
Equity price risk	241	193
Diversification benefit	(24)	(67)

Total	$356	$274

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported as at September 30, 2002 compared to those reported as at September 30, 2001 reflect reductions in the size and changes in the composition of the Company’s trading portfolio. The weighting of the portfolio at September 30, 2002 shifted towards debt and away from equity compared to the relative portfolio composition for the comparable period in 2001. However falling market conditions through September 30, 2002 have resulted in significantly increased equity price risk in 2002 compared to 2001. From time to time the Company modifies its risk exposure with hedging positions and this affects the diversification benefit in the value-at-risk calculation.

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

ITEM 4. Controls and Procedures

     Prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of Albert G. Lowenthal

99.2 Certification of Elaine K. Roberts

(b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 30th day of October, 2002.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman
(Principal Executive Officer)

By: "E.K. Roberts"
E.K.Roberts, President
(Principal Financial Officer)

CERTIFICATION

I, Albert G. Lowenthal, certify that:

  I have reviewed this quarterly report on Form 10-Q of Fahnestock Viner Holdings Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

"A.G. Lowenthal"
Name: Albert G. Lowenthal
Title: Chief Executive Officer

October 30, 2002

CERTIFICATION

I, Elaine K. Roberts, certify that:

  I have reviewed this quarterly report on Form 10-Q of Fahnestock Viner Holdings Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

"E.K. Roberts"
Name: Elaine K. Roberts
Title: Chief Financial Officer

October 30, 2002