Form 10-K
period 2002-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2003-03-18
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

Title of each class

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at March 17, 2003 was $284,982,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at March 17, 2003 of $22.50.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 17, 2003 was 12,665,851 and 99,680 shares, respectively.

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

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Fahnestock & Co. Inc. (formerly Edward A. Viner & Co., Inc.), a New York corporation ("Fahnestock"); Freedom Investments, Inc., a Delaware corporation ("Freedom"); Hudson Capital Advisors Inc., a New York corporation ("Hudson Capital"); Evanston Financial, Inc., a New York corporation ("Evanston"); since September 17, 2001, Josephthal & Co. Inc., a New York corporation ("Josephthal"); since November 9, 2001, Prime Charter, Ltd., a Delaware corporation ("Prime") and since January 17, 2002, Fahnestock Canada Inc., an Ontario corporation ("FCI"). Fahnestock and Freedom are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Fahnestock is the principal Operating Subsidiary. Fahnestock is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. Hudson Capital was engaged in the investment advisory business in the United States until July 1999. Its business is now part of Fahnestock Asset Management, a division of Fahnestock. The business formerly conducted by Josephthal and Prime is now conducted by Fahnestock. The private client business acquired from CIBC World Markets Inc. in January 2003 is being conducted by Fahnestock under the name Oppenheimer & Co., a division of Fahnestock. The Company operates a discount brokerage business through Freedom. Freedom also services independent financial consultants.

In September 2001, through a wholly-owned subsidiary, Fahnestock acquired 91.6% of the outstanding common stock of Josephthal Group, Inc ("Josephthal Group"). In October 2001 substantially all of the remaining outstanding stock of Josephthal Group was acquired. The purchase price was $1 plus the assumption of liabilities of $23,885,000. Josephthal Group indirectly owns 100% of Josephthal, formerly a private New York-based broker-dealer founded in 1910 with approximately 265 financial consultants in 25 offices across the United States at the time of closing. The acquisition was accounted for by the purchase method. The accounts of Josephthal were converted to Fahnestock’s system in November 2001. Fahnestock acted as a clearing agent for Josephthal until December 31, 2001 when the accounts of Josephthal became accounts of Fahnestock. Josephthal made application to withdraw as a broker dealer and such application was approved. Since January 1, 2002 its business has been conducted by Fahnestock.

In November 2001, through a wholly-owned subsidiary, Fahnestock acquired 100% of the outstanding common stock of Grand Charter Group Incorporated ("Grand Charter") for a cash consideration of $2,892,000. Grand Charter owns 100% of Prime, formerly a twelve-year-old full service securities firm with approximately 110 financial consultants operating from offices in New York, New York and Boca Raton, Florida. The acquisition was accounted for by the purchase method. Effective January 1, 2002, Prime’s accounts became Fahnestock accounts. Prime ceased to be a broker-dealer effective January 22, 2002 and since January 1, 2002 its business has been conducted by Fahnestock. The business generated by the two branches associated with the Prime acquisition was cleared pursuant to an agreement with Bank of New York until November 2002 when its client accounts were converted to Fahnestock’s clearing platform.

In March 2002, through Freedom, the Company purchased the business of BUYandHOLD Securities Corporation and affiliates for cash consideration of $2,297,000. BUYandHOLD is an on-line brokerage business headquartered in Edison, NJ. The combination of the Freedom and BUYandHOLD technology platforms provides clients with a comprehensive and diversified suite of online financial services. BUYandHOLD operates as a division of Freedom. The acquisition was accounted for by the purchase method.

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets and has agreed to acquire at a later date the U.S. Asset Management Division of CIBC World Markets for a total consideration of approximately $241 million, of which approximately $13 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. The businesses will be operated as the Oppenheimer Division of Fahnestock and adds approximately 620 account executives in 18 branches located in the major financial centers of the United States. Client assets of the Private Client Division are approximately $30 billion. Assets under management in the Asset Management Division are approximately $8.5 billion. The acquisition is being accounted for by the purchase method. This transaction more than doubles the Company’s retail exposure and asset base.

In January 2003, the Company received monetary damages plus interest in the amount of $21,750,000, pursuant to an award by a National Association of Securities Dealers Dispute Resolution panel against another broker-dealer in a raiding case involving the sales force of First of Michigan Corporation, a company acquired by Fahnestock in July 1997. During the fourth quarter of 1997, approximately 20% of the "pre-raid" staff of financial consultants were hired away in a raid. These proceeds, which were received in January 2003, will be included in the Company’s results for the first quarter of 2003.

At December 31, 2002, Fahnestock employed 1,102 full-time registered representatives and approximately 652 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Fahnestock and Freedom, for a total of approximately 1,754 full-time employees. Fahnestock and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses require registration. Fahnestock, in addition to its United States operations, has three additional offices: it conducts business in Toronto, Ontario as an International Dealer and in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively. FCI, a wholly-owned subsidiary of the Company, was registered as an investment dealer with the Investment Dealers Association of Canada ("IDA) on January 17, 2002. The Company is in the process of selling FCI and expects to close this transaction on or about March 31, 2003, subject to the approval of the IDA.

At February 28, 2003, Fahnestock and Freedom employed 1,760 full-time registered representatives and approximately 1,123 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Fahnestock and Freedom, for a total of approximately 2,883 full-time employees.

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

Fahnestock, which acts as a clearing broker and omnibus broker for Freedom, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2002, 2001 and 2000. In addition, Fahnestock has purchased protection from Aetna Casualty and Surety Company of an additional $24,500,000 per customer.

The Company’s internet address is www.fahnestock.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for each of the following years ended December 31.

	2002	%	2001	%	2000	%
(Dollars in thousands, except percentages)

Commissions	$135,747	48%	$122,272	47%	$128,915	41%
Principal transactions, net	58,227	21%	56,374	22%	84,420	27%
Interest	27,622	10%	34,309	13%	63,696	20%
Underwriting fees	22,760	8%	10,955	4%	9,314	3%
Advisory fees	26,365	9%	24,504	9%	21,764	7%
Other	12,612	4%	12,847	5%	8,390	2%

Total revenues	$283,333	100%	$261,261	100%	$316,499	100%

The Company derives most of its revenues from the operations of its principal subsidiary, Fahnestock. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries are closely related because Fahnestock acts as clearing broker and omnibus in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Fahnestock.

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

Securities Clearance Activities

Fahnestock provides a full range of securities clearance services to two non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Fahnestock derives substantial interest revenue from its securities clearing activities. See "Interest - Securities Borrowed And Loaned." Fahnestock provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Fahnestock also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Fahnestock must rely on the guarantees and general credit of its correspondent firms, Fahnestock may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

The correspondent clearing procedure for fully-disclosed accounts involves a series of steps: the correspondent broker opens an account for its customer and takes the customer's order for the purchase and sale of securities. The order is then executed by the correspondent firm or Fahnestock. Fahnestock completes the transaction by taking possession of the customer's cash, if securities are being purchased, or certificates, if securities are being sold, borrowing securities if securities are being sold, lending the customer any amounts required if the purchase is being made on margin, and making delivery to the broker for the other party to the transaction. Fahnestock or the correspondent sends the customer a written confirmation containing the details of each transaction the day after it is executed and Fahnestock sends each customer a monthly statement for the entire account. The execution, clearance, settlement, receipt, delivery and record-keeping functions involved in the clearing process require the performance of a series of complex steps, many of which are accomplished with data processing equipment.

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

PRINCIPAL TRANASACTIONS

Market-Making

Fahnestock acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. Fahnestock buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market it is necessary to commit capital to buy, sell and maintain an inventory of a security.) As of December 31, 2002, Fahnestock made approximately 700 dealer markets in the common stock or other equity securities of corporate issuers. In executing customer orders for over-the-counter securities in which it does not make a market, Fahnestock generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Fahnestock makes a market, Fahnestock normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Fahnestock makes a market also include those of issuers which are followed by Fahnestock's research department.

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

Investment Income

Dividends and interest earned on securities held in inventory, cash and cash equivalents and cash and securities held in segregated accounts are treated as investment income.

Principal transactions with customers as well as market-making and other trading and investment activities, accounted for approximately 21%, 22% and 27%, respectively, of the Company’s total revenues for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

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

In addition to monitoring the credit-worthiness of its customers, Fahnestock imposes more conservative margin requirements than those of the NYSE. Generally, Fahnestock limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the securities in a customer's account.

For further discussion of risk management, see Item 7a, Quantitative and Qualitative Disclosures about Market Risk.

INTEREST

Fahnestock derives net interest income from the financing of customer margin loans and its securities lending activities. See "Customer Financing" and "Securities Borrowed and Loaned."

Customer Financing

Customers' securities transactions are effected on either a cash or margin basis. In margin transactions, Fahnestock extends credit to the customer, collateralized by securities and/or cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates based upon the brokers’ call rate (the prevailing interest rate charged by banks on collateralized loans to broker-dealers), to which is added an additional amount of up to 2%.

In each of the last five years, financing activities conducted on behalf of its customers have provided Fahnestock with a substantial source of revenue. A substantial portion of these financing activities are undertaken in connection with Fahnestock's securities clearance business and its own retail business. See "Commissions." The amount of Fahnestock's interest revenue is affected by the volume of customer and securities borrowings and by prevailing interest rates.

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

Securities Borrowed and Loaned

In connection with both its trading and brokerage activities, Fahnestock borrows securities to cover short sales, to complete transactions in which customers have failed to deliver securities by the required settlement date, and to lend securities to other brokers and dealers for similar purposes. When borrowing securities, Fahnestock is required to deposit cash or other collateral with the lender and receives a rebate (based on the amount of cash deposited) or pays a fee calculated to yield a negotiated rate of return.

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

Underwriting commitments cause a charge against net capital. Consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of net capital available. The Company derived 8%, 4% and 3% of its revenues from underwriting in 2002, 2001 and 2000, respectively. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

At December 31, 2002 Fahnestock had approximately $869 million under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Fahnestock and its correspondents; and general office services. Fahnestock employs approximately 200 persons in its administration and operations departments at its head office and approximately 55 persons in its administration and operations departments in Detroit.

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

Fahnestock believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Fahnestock carries a broker's blanket insurance bond covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $25,000,000 with a self-insurance retention of $250,000.

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

Fahnestock is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

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

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms of the NYSE (Fahnestock) or the NASD (Freedom), the Operating Subsidiaries are subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

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

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Fahnestock at 125 Broad Street, New York, New York. This office also serves as the base for most of Fahnestock's research, operations and trading, investment banking and investment advisory services, though other offices also have employees who work in these areas. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Fahnestock's New York office using the data processing facilities located there. Freedom conducts its business from its offices located in Edison, NJ. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2002, occupied office space totalling approximately 589,000 square feet in 89 locations under standard commercial terms expiring between 2002 and 2013. Currently, the Company occupies office space totaling approximately 977,000 square feet in 105 locations. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Class B voting shares (the "Class B Shares"), the Company's only class of voting securities, are not registered under the Exchange Act and are not required to be registered. The Class B Shares are owned by fewer than 500 shareholders of record. Consequently, the Company is not required under Section 14 of the Exchange Act to furnish proxy soliciting material or an information statement to holders of the Class B Shares. However, the Company is required under applicable Canadian securities laws to provide proxy soliciting material, including a management proxy circular, to the holders of its Class B Shares.

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

In the event of either a "take-over bid" or an "issuer bid" (as those terms are defined in the Securities Act (Ontario)) being made for the Class B Shares and no corresponding offer being made to purchase Class A Shares, the holders of Class A Shares would have no right under the Articles of Incorporation of the Company or under any applicable statute to require that a similar offer be made to them to purchase their Class A Shares.

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2002 fiscal year.

At the annual and special meeting of shareholders to be held on May 12, 2003, the Company will put a resolution with respect to the E.A. Viner International Co. Convertible Debenture before both the Class A non-voting and Class B shareholders.

Pursuant to an Asset Purchase Agreement dated as of December 9, 2002 between the Corporation, its wholly-owned subsidiary Viner Finance Inc., CIBC World Markets Corp. and CIBC, effective January 3, 2003 the Corporation, through Viner Finance Inc. acquired the assets and business of the U.S. Oppenheimer Private Client Division of CIBC World Markets Corp. To fund a portion of the purchase price, the Corporation’s wholly-owned subsidiary, E.A. Viner International Co., issued to CIBC (i) a $69,980,828 principal amount Variable Rate Exchangeable Debenture Due 2013 (the "First Exchangeable Debenture") and (ii) a $90,841,572 principal amount Convertible Debenture Due 2006 (the Interim Debenture"). Subject to shareholder approval, as described below, the Interim Debenture is convertible into a $90,841,572 principal amount Variable Rate Exchangeable Debenture Due 2013 (the "Second Exchangeable Debenture"). The First Exchangeable Debenture is exchangeable for 3,016,415 Class A Shares at the rate of $23.20 per share (the closing price on the NYSE for the Class A Shares on December 6, 2002). The Second Exchangeable Debenture (when issued) will be exchangeable for 3,915,585 Class A Shares, also at the rate of $23.20 per share. The First and Second Exchangeable Debentures provide for an adjustment of up to an additional issuance of 3% of the Class A Shares issuable in the event that the Debentures are exchanged, the holders of the Debentures exercise their rights to have the Class A Shares, for which the Debentures are exchanged, sold and realize a price of less than $23.20 per share. If both Debentures are fully converted CIBC would own approximately 35% of the then outstanding Class A Shares.

In accordance with the requirements of the Toronto Stock Exchange, the Interim Debenture may not be converted into the Second Exchangeable Debenture without the approval of the Class A Shareholders and Class B Shareholders voting together. Provided shareholders approve the conversion, the Convertible Debenture will be automatically converted.

Accordingly, the Class A Shareholders and Class B Shareholders are being asked to consider, and if deemed advisable, pass such resolution.

In order to pass, the resolution must be approved by a simple majority of the votes cast by the Class A and Class B Shareholders voting together.

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

Class A Shares:		TSE		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2002	1st Quarter	$46.00	$39.40	$28.88	$24.85
	2nd Quarter	$40.56	$32.65	$25.70	$21.26
	3rd Quarter	$35.00	$31.55	$23.15	$20.00
	4th Quarter	$43.86	$31.45	$28.45	$19.77

2001	1st Quarter	$43.90	$33.25	$27.60	$22.00
	2nd Quarter	$45.50	$37.50	$29.25	$24.75
	3rd Quarter	$44.50	$38.00	$28.40	$24.30
	4th Quarter	$45.30	$36.94	$28.35	$23.15

The following table sets forth information about the shareholders of the Company as at December 31, 2002 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada	5,141,484	41%	176
United States	7,255,491	59%	176
Other	32	-	2

Total issued and outstanding	12,397,007	100%	354

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada (1)	98,037	98%	122
United States	1,635	2%	66
Other	8	-	2

Total issued and outstanding	99,680	100%	190

(1) The Company has been informed that 50,490 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2002 and 2001.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 25, 2001	February 9, 2001	February 23, 2001	$0.09
Quarterly	April 19, 2001	May 4, 2001	May 18, 2001	$0.09
Quarterly	July 19, 2001	August 3, 2001	August 17, 2001	$0.09
Quarterly	October 18, 2001	November 2, 2001	November 16, 2001	$0.09
Quarterly	January 24, 2002	February 8, 2002	February 22, 2002	$0.09
Quarterly	April 19, 2002	May 3, 2002	May 17, 2002	$0.09
Quarterly	July 18, 2002	August 2, 2002	August 16, 2002	$0.09
Quarterly	October 18, 2002	November 8, 2002	November 22, 2002	$0.09
Quarterly	January 24, 2003	February 14, 2003	February 28, 2003	$0.09

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefor.

CERTAIN TAX MATTERS

The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on the Class A and Class B Shares of the Company. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the Class A and Class B Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Class A and Class B Shares may vary from taxpayer to taxpayer depending on the taxpayer's particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

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

Normal Course Issuer Bid

On July 5, 2002 the Company announced that commencing July 9, 2002 it intended to purchase up to 620,700 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 5% of the outstanding Class A Shares. In fiscal 2002, through a Normal Course Issuer Bid, which expired July 4, 2002 and through the current Normal Course Issuer Bid, the Company purchased 151,400 Class A Shares at an average cost of $21.72 per share, of which 86,100 Class A non-voting shares were purchased pursuant to the Normal Course Issuer Bid that expired on July 4, 2002 and 65,300 Class A non-voting shares were purchased pursuant to the current Normal Course Issuer Bid which expires July 8, 2003. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2002. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. See also Item 1, "Business" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	2002	2001	2000	1999	1998
(In thousands of U.S. dollars except per share and share amounts)
Revenue	$283,333	$261,261	$316,499	$279,111	$232,781
Profit before extraordinary item	$9,321	$19,150	$40,901	$27,390	$12,447
Net profit	$9,321	$19,150	$40,901	$27,390	$12,447
Profit before extraordinary item per share (1)	$0.75	$1.55	$3.38	$2.19	$0.99
Net profit per share (1)
- basic	$0.75	$1.55	$3.38	$2.19	$0.99
- diluted	$0.73	$1.50	$3.29	$2.17	$0.96
Total assets	$1,031,226	$710,275	$697,482	$766,528	$666,763
Total current liabilities	$783,590	$468,580	$475,682	$579,141	$500,410
Subordinated indebtedness,
including current portion	-	-	-	$30	$30
Cash dividends per Class A
Share and Class B share	$0.36	$0.36	$0.31	$0.28	$0.28
Shareholders' equity	$247,636	$241,695	$221,800	$187,388	$166,323
Book value per share (1)	$19.82	$19.43	$18.34	$15.30	$13.48
Number of shares of capital stock outstanding	12,496,687	12,436,765	12,090,649	12,247,249	12,340,949

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

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in note 1 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies.

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value, these include cash equivalents; deposits with clearing organizations; securities owned; and securities sold but not yet purchased.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives, unless the asset is determined to have an indefinite useful life. Intangible assets consist of goodwill related to the acquisitions of First of Michigan Corporation, Prime Charter Ltd. and Josephthal & Co. Inc. This goodwill was allocated to the private client and capital markets reporting unit pursuant to SFAS No. 142. The Company has engaged a national accounting firm to perform an independent valuation of assets acquired and liabilities assumed with respect to the acquisition of the U.S. Private Client and Asset Management Divisions of CIBC World Markets in 2003. These amounts will involve significant estimates and will be reported in the Company’s Form 10-Q for the quarterly period ending March 31, 2003.

The Company reviews its goodwill in order to determine whether its value is impaired on at least an annual basis. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  In estimating the fair value of the reporting unit, the Company uses valuation techniques based on multiples of revenues, earnings, book value and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If the value of the goodwill is impaired, the difference between the value of the goodwill reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Reserves

The Company records reserves related to legal proceedings in  "other payables and accrued expenses". The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrong doing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to receivables from clients and financial consultants.  Client loans are collateralized by securities; however, if there is a decline in the value of the collateral and the Company cannot obtain additional collateral or collect on the loan, a reserve is established.  The Company also makes loans or pays advances to financial consultants. Reserves are established on these receivables if the financial consultant is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

The Company also estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Business Environment

Fahnestock Viner Holdings Inc. is a holding company whose principal subsidiary is Fahnestock & Co. Inc. ("Fahnestock"). Fahnestock provides securities brokerage, investment banking, trust and asset management services to its clients from 89 offices across the U.S.A. and an office in Toronto, Canada and associated offices in Caracas, Venezuela and Buenos Aires, Argentina. Fahnestock is licensed to offer brokerage and other financial services in all 50 States. Client assets entrusted to the Company as at December 31, 2002 totalled approximately $17.8 billion. The Company provides investment advisory services through Fahnestock Asset Management, operating as a division of Fahnestock. Client assets under management by the asset management groups totaled $869 million at December 31, 2002. Fahnestock also engages in proprietary trading of securities. In addition, the Company operates a discount brokerage business based in Edison, NJ, through Freedom Investments, Inc.

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

In addition, the Company faces competition from commercial banks and other sources as these institutions offer more investment banking and financial services traditionally only provided by securities firms. The effect of the consolidation of the securities industry of recent years means that a variety of financial services companies have merged to offer a broader spectrum of investment products and such competitors have substantially greater financial resources than the Company. The Company is also experiencing increasing regulation in the securities industry, particularly affecting the over-the-counter markets, making compliance with regulations more difficult and costly. At present, the Company is unable to predict the extent of changes, or the effect on the Company's business.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. In the near term, the Company will not be seeking additional acquisitions, but will focus its attention on the integration of recent acquisitions, including the significant acquisition in 2003 of the U.S. private client and asset management businesses of CIBC World Markets.

Results of Operations

Results for the year reflect continued difficult conditions in the investment environment. Domestic and world events, the aftermath of terrorism, revelations of corporate misconduct and greed, accounting problems, general failures of our nation’s corporate structures to operate in the best interests of their many constituencies, and finally, a deteriorating international situation with impending war on Iraq and the potential of nuclear confrontation on the Korean peninsula substantially impacted capital markets and the Company’s results.

However, the impact of difficult business conditions provided the opportunity for expansion of the Company’s business. As a result, the Company followed two acquisitions in the latter part of 2001 with the acquisition of the business of BUYandHold Securities in March 2002.

On March 12, 2002, the Company acquired, through Freedom Investments, Inc., the business of BUYandHOLD Securities Corporation. BUYandHOLD is an online retail brokerage firm headquartered in Edison, NJ and provides its approximately 90,000 clients with a dollar-based investing platform. The acquisition added important proprietary technology, as well as revenues.

On January 3, 2003 the Company acquired the U.S. private client division and agreed at a later date to acquire the U.S. asset management business of CIBC World Markets. This business, currently operating as the Oppenheimer & Co. division of Fahnestock, will affect the results of future periods, with the addition of approximately 620 financial consultants in 18 branch offices and client assets of approximately $30 billion. This acquisition more than doubles the Company’s retail exposure and asset base and will be included in the Company’s 2003 results.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years (in thousands of dollars).

	Period to Period Change
	Increase (Decrease)
	2002 versus 2001		2001 versus 2000
	Amount	Percentage	Amount	Percentage

Revenues -
Commissions	$13,475	+11%	$(6,643)	-5%
Principal transactions, net	1,853	+3%	(28,046)	-33%
Interest	(6,687)	-19%	(29,387)	-46%
Underwriting fees	11,805	+108%	1,641	+18%
Advisory fees	1,861	+8%	2,740	+13%
Other	(235)	-2%	4,457	+53%
Total revenues	22,072	+8%	(55,238)	-17%
Expenses -
Compensation	20,972	+14%	(6,043)	-4%
Clearing and exchanges fees	3,595	+60%	(1,193)	-17%
Communications	8,446	+36%	308	1%
Occupancy costs	7,217	+46%	3,226	26%
Interest	(5,692)	-40%	(19,051)	-58%
Other	6,229	+29%	7,615	55%
Total expenses	40,767	+18%	(15,138)	-6%

Profit before taxes	(18,695)	-59%	(40,100)	-56%
Income taxes	(7,092)	-57%	(18,349)	-60%
Net profit	(11,603)	-61%	$(21,751)	-53%

Fiscal 2002 compared to Fiscal 2001

Results for fiscal 2002 reflected continued difficult conditions in the investment environment. The combined impact of rising unemployment levels, adverse import/export flows and slowing business conditions has overcome the normal impact of record low interest rates and the prospect of lower tax rates to produce low market volumes and overall declining prices.

Revenues in fiscal 2002 increased compared to fiscal 2001 by 8% as a result of the acquisitions of Josephthal and Prime Charter in the latter part of 2001 and BUYandHOLD in March 2002. Net profit declined by 61% in fiscal 2002 compared to fiscal 2001 as a result of poor market conditions and substantial expenses associated with these recent acquisitions, including integration costs of combining facilities, severance payments associated with combining personnel and most significantly, costs of litigation for claims which preceded the Company’s acquisitions of these entities.

Total revenues for 2002 were $283,333,000 an increase of 8% over $261,261,000 in 2001. Commission income (income realized in securities transactions for which the Company acts as agent) increased 11% to $135,747,000 in 2002 from $122,272,000 in 2001. This increase was the result of the additional business generated by Josephthal, Prime Charter and BUYandHOLD, which more than offset generally lower commission levels in the weaker markets of 2002 compared to 2001. Revenues from principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 3% to $58,227,000 in 2002 from $56,374,000 in 2001 due to stronger activity in the trading of fixed income securities as a result of lower interest rates and higher bond prices in 2002 compared to 2001. The Company has reduced the number of securities in which it makes markets. It may increase or decrease this number as conditions warrant. Underwriting fees increased by 108% to $22,760,000 in 2002 from $10,955,000 in 2001 related to increased participation in the issuance of closed-end funds and debt securities. Demand for these products increased in 2002 as investors sought new investment vehicles. Advisory fees increased by 8% to $26,365,000 in 2002 from $24,504,000 in 2001 primarily as a result of the acquisition of the business of BUYandHOLD in March 2002. BUYandHOLD provides a fee-based investing approach to retail investors.

Interest income in 2002 was $27,622,000, a decrease of 19% from $34,309,000 in 2001. Interest expense was $8,379,000, a decrease of 40% from $14,071,000 in 2001. This represents a decrease of 5% in net interest revenue (interest revenue less interest expense) in 2002 compared to 2001, which can be attributed to a decrease in average customer margin balances and lower interest rates in 2002 compared to 2001.

Expenses in 2002 totalled $270,416,000, an increase of 18% compared to $229,649,000 in 2001. The increase in expenses can be attributed to the acquisitions of Josephthal and Prime Charter in the latter part of 2001 and the business of BUYandHOLD in March 2002. Compensation and related costs in 2002 were $169,810,000, an increase of 14% from $148,838,000 in 2001. Compensation expense has volume-related components and increases with increases in commission business conducted in 2002 compared to 2001, as well as increased retention and severance costs and a general increase in staff levels in both acquired branch offices and in head office departments which were required to handle the business volume of the larger entity. Clearing and exchange fees in 2002 were $9,607,000, an increase of 60% from $6,012,000 in 2001. These expenses increased in 2002 compared with 2001 with increased volume and with the increased size of the sales force. In addition, until November, 2002, the business generated from the former Prime Charter branches was being cleared by a third party as was the business of BUYandHOLD until June, 2002. The cost of third party clearing is higher than the cost of clearing trades in-house. Communications expenses in 2002 were $32,066,000, an increase of 36% over $23,620,000 in 2001 reflecting additional costs of a larger branch system, after the acquisition of Josephthal and Prime Charter. Occupancy costs in 2002 were $22,908,000, an increase of 46% compared to $15,691,000 in 2001 as a result of increasing the size of the organization with the acquisition of Josephthal and Prime Charter in 2001. The increase in communications, technology and occupancy expenses reflects the additional costs associated with connecting and housing 51% more financial consultants in 15 more branch offices in 2002 compared to September 16, 2001, before the acquisitions of Josephthal and Prime Charter. Occupancy costs were also significantly impacted by costs associated with underutilized space that will be utilized in 2003 and future years by post year-end acquisitions. Other expenses were $27,646,000, an increase of 29% over $21,417,000 in 2001. The increase relates primarily to increased depreciation and amortization expense levels because of the larger organization, as well as to increased bad debt expense and costs of litigation.

Fiscal 2001 compared to Fiscal 2000

The Company experienced a decline in its revenues and net profit in 2001 compared to 2000. Revenues in fiscal 2001 decreased by 17% and net profit decreased by 53% compared to fiscal 2000. The effect of the acquisition of Josephthal and Prime Charter added to revenues and decreased net profit in the third and fourth quarters of 2001.

Total revenues for 2001 were $261,261,000 a decrease of 17% from $316,499,000 in 2000. Commission income (income realized in securities transactions for which the Company acts as agent) decreased 5% to $122,272,000 in 2001 from $128,915,000 in 2000. This decrease, while partially offset in the fourth quarter by the additional business generated by Josephthal and Prime Charter, is attributable to the extremely volatile trading environment encountered throughout 2001 compared to 2000 and most particularly post September 11, 2001. Revenues from principal transactions (revenues from transactions in which the Company acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) decreased by 33% to $56,374,000 in 2001 from $84,420,000 in 2000 due to significantly reduced activity, and reduced spreads (the difference between bid and ask prices) in the NASDAQ markets, as a result of the decimalization of the NASDAQ markets effective in the third quarter of 2001. The Company has reduced the number of securities in which it makes markets. It may increase or decrease this number as conditions warrant. Underwriting fees in 2001 were $10,955,000, an increase of 18% compared to $9,314,000 in 2000 as a result of closing several large merger and acquisition deals in 2001. Advisory fees in 2001 were $24,504,000, an increase of 13% compared to $21,764,000 in 2000 as a result of increased fees from increased balances in money market funds.

Interest income was $34,309,000, a decrease of 46% over $63,696,000 in 2000. Interest expense was $14,071,000, a decrease of 58% from $33,122,000 in 2000. This represents a decrease of 34% in net interest revenue (interest revenue less interest expense) in 2001 compared to 2000, which can be attributed to a decrease in average customer margin balances and lower interest rates in 2001 compared to 2000. The lower gross interest revenue and interest expense are also attributable to discontinuing a matched book business, which the Company operated between the fall of 2000 and the spring of 2001.

Expenses totalled $229,649,000, a decrease of 6% compared to $244,787,000 in 2000. The decrease is due, in part, to lower variable expenses which decrease as the volume of business decreases, such as compensation and related expenses and clearing and exchange fees, and in part to the decrease in interest expense. Compensation and related costs were $148,838,000, a decrease of 4% from $154,881,000 in 2000. Clearing and exchange fees were $6,012,000, a decrease of 17% from $7,205,000in 2000. Communications expenses were $23,620,000, an increase of 1% over $23,312,000 in 2000 reflecting additional costs in the last quarter of 2001, after the acquisition of Josephthal and Prime Charter. Occupancy costs were $15,691,000, an increase of 26% compared to $12,465,000 as a result of increasing the size of the organization with the acquisition of Josephthal and Prime Charter in 2001. The number of branch locations post-acquisitions is 92 compared to 70 prior to the acquisitions, an increase of approximately 31%. Other expenses were $21,417,000, an increase of 55% over $13,802,000 in 2001. The differences relate to higher provision for bad debts in 2001 and higher error account charges compared to 2000.

Liquidity and Capital Resources

The increase in the Company’s assets in 2002 compared to 2001 is primarily attributable to increased receivables from brokers and clearing organizations as a result of increased stock borrow/stock loan balances. Customer related receivables and securities inventory are highly liquid and represent a substantial percentage of total assets. The principal sources of financing for the Company's assets are stockholders' equity, customer free credit balances, proceeds from securities lending, bank loans and other payables. The Company historically has not utilized long-term financing. Cash generated from operations, increased earnings, proceeds from stock purchased by employee stock plans, and cash proceeds upon the exercise of employee stock options supplemented bank borrowings during the past three years. At December 31, 2002, Fahnestock had bank lines of credit and call loan arrangements with outstanding borrowings thereunder of $16,200,000. At December 31, 2002 Fahnestock had available collateralized and uncollateralized letters of credit of $34,500,000.

The Company paid cash dividends to its shareholders totalling $4,509,000, during 2002, from internally generated cash.

During 2002, the Company purchased a total of 151,400 of its Class A non-voting shares at an average cost of $21.72 per share through the facilities of the New York Stock Exchange by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to an additional 555,400 of its shares from time to time until July 8, 2003 from internally generated funds.

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed. See factors affecting "forward-looking statements".

On January 3, 2003 the Company acquired the U.S. Private Client and Asset Management businesses of CIBC World Markets for an aggregate purchase price of approximately $241 million, of which approximately $13 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. A description of these instruments has been provided in note 16 to the consolidated financial statements. This acquisition more than doubles the Company’s business. The interest due on the debentures, the principal of which amounts to approximately $161 million in aggregate, is payable semi-annually and will be financed from internally-generated funds. The principle payments on the zero coupon promissory notes will also be financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service this debt from normal operations which now include the acquired businesses.

In connection with the above-noted acquisition of the Private Client business from CIBC World Markets, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003 the Company borrowed $25 million under this facility and expects to borrow the balance in July 2003. The borrowings are being used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal. Additional disclosure relating the Company’s commitments appears in note 11 to the consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at December 31, 2002. Commitments entered into in connection with the acquisition from CIBC World Markets in 2003 have not been included in this table.

Contractual Obligations

(In millions of dollars)

	2003	2004	2005	2006	Thereafter	Total
Minimum rentals	$15	$12	$10	$9	$38	$84
Supplemental Executive Retirement Plan	1	-	-	-	-	1
Assumed Josephthal notes	4	4	-	-	1	9

Total	$20	$16	$10	$9	$39	$94

Subsequent Event

In January 2003 the Company received monetary damages plus interest in the amount of approximately $22 million pursuant to an award by a National Association of Securities Dealers Dispute Resolution Panel against another broker-dealer along with ten individual branch managers, in a raiding case involving the sales force of First of Michigan Corporation, a company acquired by Fahnestock in July 1997. These proceeds, which have been received, will be included in the Company’s results for the first quarter of 2003.

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

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and FIN No. 46, "Consolidation of Variable Interest Entities". The Company is reviewing this statement and these interpretations and does not expect their adoption to have a material impact on its financial results. The Company is reviewing SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt other provisions of this standard in 2003.

Factors Affecting "Forward-Looking Statements"

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ( the "Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, and (xi) domestic and world events. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Operational Risk

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

Legal and Regulatory Risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping.

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

At December 31, 2002 and 2001, the Company’s value-at-risk for each component of market risk was as follows (in thousands of U.S. dollars):

	Fiscal 2002			As at December 31,
	High	Low	Average	2002	2001

Interest rate risk	$150	$175	$152	$150	$203
Equity price risk	$336	165	248	336	523
Diversification benefit	(18)	(93)	(56)	(18)	(385)

Total	$468	$247	$344	$468	$341

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2002 from those reported in 2001 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2002 compared to December 31, 2001. At December 31, 2002 the Company was not holding any hedging positions, thus reducing the diversification benefit compared to 2001 when it did hold such positions. Further discussion of risk management appears in Item 7, Management’s Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at December 31, 2002 is set forth below.

Name	Age	Positions held

John L. Bitove	75	A Director of the Company since February 1980; Retired executive. - Member of the Audit and Compensation and Stock Option Committees

Richard Crystal	62	A Director of the Company since 1992; Partner Brown Raysman Millstein Felder & Steiner LLP (law firm) since July 2002, U.S. counsel to the Company; Partner, Winston & Strawn (law firm) and predecessor firms from 1985 to July 2002.

Albert G. Lowenthal	57	Chairman of the Board, Chief Executive Officer and Director of the Company since 1985; Chairman of the Board, Chief Executive Officer and Director of Fahnestock since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York stock brokerage firm.

Kenneth W. McArthur	67	A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President of Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President of Nesbitt Thomson Inc. between July 1989 and January 1993.

- Member of the Audit Committee

A. Winn Oughtred	60	A Director of the Company since 1979; a Director of Fahnestock since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP (law firm), Canadian counsel to the Company since 1979.

Name	Age	Positions held

Elaine K. Roberts	51	President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Fahnestock since 1983.

Burton Winberg	78	A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959. - Member of the Audit and Compensation and Stock Option Committees.

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

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended December 31, 2002 and representations made to the Company by such persons, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

DIRECTORS COMPENSATION

In the year ended December 31, 2002, the Company paid each of its directors an annual retainer fee of $10,000 plus $1,000 for each board or committee meeting attended in person and $500 for board or committee meeting attended by telephone. Directors are reimbursed for travel and related expenses incurred in attending board and committee meetings. Directors who are not employees of the Company and its subsidiaries are also entitled to the automatic grant of stock options under the Company’s 1996 Equity Incentive Plan, as amended, (the "Plan") pursuant to a formula set out in the Plan.

DIRECTORS AND OFFICERS INSURANCE

The Company carries liability insurance for its directors and officers. On November 30, 2002, the Company renewed its directors and officers liability insurance for one year ending November 30, 2003 at an annual premium rate of $202,000. No part of the insurance premiums were or are to be paid by the officers and directors. The aggregate insurance coverage under both policies is limited to $10 million with $1 million in deductibles.

Under the by-laws of the Company, the Company is obligated to indemnify the directors and officers of the Company and its subsidiaries to the maximum extent permitted by the Business Corporations Act (Ontario). The Company has entered into indemnity agreements with each of its directors providing for such indemnities.

Item 11. EXECUTIVE COMPENSATION

With respect to the year ended December 31, 2002, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") was responsible for making recommendations for approval by the Board of Directors with respect to the compensation of the Company’s executive officers. The members of this Committee are John L. Bitove and Burton Winberg, each of whom are outside directors of the Company and have no interlocking relationship with the Company or its subsidiaries.

Summary Compensation Table

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company and Fahnestock, the Company’s principal operating subsidiary, other than the chief executive officer, whose total cash compensation for the fiscal year ended December 31, 2002 exceeded $100,000 (the "Named Executives").

		Annual Compensation			Long-term Compensation
Name and Principal				Other Annual	Class A Shares Underlying	All Other
Occupation	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

A.G. Lowenthal,	2002	$480,340	0	$22,500	0	$2,475
Chairman, CEO,	2001	$480,350	$497,500	$18,000	0	$5,725
and Director of	2000	$480,350	$3,960,000	$17,330	0	$7,693
the Company;
Chairman and CEO,
and a director
of Fahnestock

Robert Neuhoff,	2002	$260,000	$75,000	0	0	$2,475
Executive Vice	2001	$260,000	$175,000	0	0	$5,725
President and a	2000	$260,000	$225,000	0	0	$7,693
Director of
Fahnestock

Eric J. Shames,	2002	$290,000	$75,000	0	0	$2,475
Secretary and	2001	$290,000	$100,000	0	0	$5,725
General Counsel of	2000	$250,000	$200,000	0	0	$7,693
Fahnestock

		Annual Compensation			Long-term Compensation
Name and Principal				Other Annual	Class A Shares Underlying	All Other
Occupation	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

E.K. Roberts,	2002	$183,300	$60,000	22,500	0	0
President, Treasurer	2001	$158,000	$85,000	18,000	0	0
And Director of the	2000	$135,000	$125,000	17,330	0	0
Company,
Treasurer and a
director of Fahnestock

Robert Maimone,	2002	$170,000	$80,000	0	0	$2,475
Sr. Vice President,	2001	$170,000	$80,000	0	0	$5,725
Operations of	2000	$170,000	$100,000	0	0	$7,693
Fahnestock

Includes Directors Fees of $10,000 per year plus $1000 per meeting attended in person and $500 per meeting attended by telephone.

This amount represents Company contributions to the Fahnestock 401(k) Plan.

OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2002

None

AGGREGATED OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to options exercised during the year ended December 31, 2002 by the Named Executives and as to unexercised options held by them at December 31, 2002:

				Year-end
			Number of shares	value of
			Underlying	unexercised
			unexercised	in-the-money
	Shares		options/SARs	options
	Acquired	Value	exercisable/	exercisable/
Name	on exercise	Realized	unexercisable	unexercisable

A.G. Lowenthal	0	0	225,000/75,000	$1,959,000/$853,000
R. Neuhoff	0	0	25,000/50,000	$284,000/$324,000
E. J. Shames	0	0	22,500/7,500	$196,000/$85,000
E.K. Roberts	0	0	37,500/37,500	$427,000/$427,000
R. Maimone	0	0	0/12,500	0

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

The following report of the Committee discusses generally the Committee's executive compensation objectives and policies and their relationship to corporate performance in 2002. In addition, the report specifically discusses the Committee's bases for compensation in 2002 of the Corporation's Chief Executive Officer, as well as the other senior executive officers of the Corporation and Fahnestock.

Objectives and Policies

The Committee's objective is to provide a competitive compensation program with appropriate incentives for superior performance, thereby providing a strong and direct link between corporate performance and compensation. Performance is defined in several ways, as more fully discussed below, each of which has relevance to the Corporation's success in the short-term, long-term or both.

The Corporation's compensation program for senior executive officers consists of the following key elements: a base salary, an annual bonus, grants of stock options and, in the case of the Chief Executive Officer, the Performance-Based Compensation Agreement referred to below.

In arriving at its recommendations concerning the specific components of the Corporation's compensation program, the Committee considers certain public information about the compensation paid by a group of comparable public Canadian and U.S. broker-dealers and the relative performance of the Corporation as measured by net income levels and earnings per share, among other factors.

The Committee believes that this approach best serves the interests of shareholders by enabling the Corporation to structure compensation in a way that meets the requirements of the highly competitive environment in which the Corporation operates, while ensuring that senior executive officers are compensated in a manner that advances both the short and long-term interests of shareholders.

Compensation for the Corporation's senior executive officers involves a significant component of remuneration which is contingent on the performance of both the Corporation and the senior executive officer: the variable annual bonus (which permits individual performance to be recognized on an annual basis, and which is based, in significant part, on an evaluation of the contribution made by the officer to corporate performance) and stock options (which directly relate a portion of compensation to stock price appreciation realized by the Corporation's shareholders).

Base Salary. Salaries paid to senior executive officers (other than the Chief Executive Officer) are reviewed annually by the Committee considering recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the nature of the position, and the skills, experience and performance of each senior executive officer, as well as salaries paid by comparable companies in the Corporation's industry. The Committee then makes recommendations to the Board with respect to base salaries.

Annual Bonus. Bonuses paid to senior executive officers (other than the Chief Executive Officer) are reviewed annually by the Committee considering recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the performance of the Corporation and his assessment of the contribution of each senior executive to that performance. Senior executive officers, including the Chief Executive Officer, of Fahnestock have the right to elect to defer a portion of their annual bonus and performance-based compensation under Fahnestock's Executive Deferred Compensation Plan, a non-qualified unfunded plan. The Committee then makes recommendations to the Board with respect to bonuses.

Stock Option Grants. Under the Plan, as amended, senior executive officers and employees of the Corporation and its subsidiaries (other than the Chief Executive Officer) are granted stock options by the Committee based upon the recommendations of the Chief Executive Officer and based upon a variety of considerations, including the date of the last grant made to the officer or employee, as well as considerations relating to the contribution and performance of the specific optionee.

Chief Executive Officer Compensation

Mr. A.G. Lowenthal, the Chairman of the Board and the Chief Executive Officer of the Corporation and Fahnestock, is paid a base salary set by the Committee, plus performance-based compensation under the Performance-Based Compensation Agreement referred to below and, at the discretion of the Committee, is eligible for bonuses and grants of stock options.

On January 1, 2001, the Corporation entered into a Performance-Based Compensation Agreement (the "2001 Comp Agreement") with Albert G. Lowenthal, which expires on December 31, 2005. The 2001 Comp Agreement was approved by the Class B Shareholders in 2001. The purpose of the 2001 Comp Agreement is to set the terms under which Mr. Lowenthal's performance-based compensation is to be calculated during the term thereof.

In March of 2002, the Committee established performance goals under the 2001 Comp Agreement entitling Mr. Lowenthal to a Performance Award under the 2001 Comp Agreement for the year 2002 of an aggregate of the 2002 amounts determined by the application of the following formulae, an amount equal to the amount by which the closing price of one Class A Share at December 31, 2002, exceeded the closing price of one Class A Share as at January 1, 2002 multiplied by 200,000 shares; plus nil
an amount equal to:

3% of the amount by which the Corporation's consolidated profit before income taxes for the year ended December 31, 2002 exceeds 15% of and is less than 25% of the Corporation's consolidated shareholders' equity as at December 31, 2001; plus nil

4% of the amount by which the Corporation's consolidated profit before income taxes for the year ended December 31, 2002 exceeds 25% of the Corporation's consolidated shareholders' equity as at December 31, 2001; plus nil
an amount equal to:
3.0% percent of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$0 and less than U.S.$11,500,000; plus
$226,410
4.0% of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$11,500,000 and less than U.S.$23,000,000; plus nil
4.5% of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$23,000,000.
nil
Total	$226,410

Because of the Corporation's performance in 2002, Mr. Lowenthal requested and the Committee agreed that Mr. Lowenthal not receive a Performance Award under the 2001 Comp Agreement or any discretionary bonus for 2002.

In March of 2002, the Committee set Mr. Lowenthal’s base salary for 2002 at $480,340, the same base salary as 2001.

U.S. Internal Revenue Code Section 162(m)

The Corporation is a Canadian taxpayer. However, because Fahnestock is a U.S. taxpayer, most compensation issues are affected by the U.S. Internal Revenue Code of 1986, as amended (the "U.S. Tax Code").

Section 162(m) of the U.S. Tax Code generally disallows a tax deduction to public corporations for annual compensation of over $1,000,000 paid to any of the company's chief executive officer and four other most highly paid executive officers (determined as of the end of each fiscal year) unless such compensation constitutes qualified performance-based compensation or otherwise qualifies for an exception.

In order to qualify for exemptions under Section 162(m) in 2001 the 2001 Comp Agreement was adopted and approved by the Class B Shareholders.

To the extent consistent with the Corporation's general compensation objectives, the Committee considers the potential effect of Section 162(m) on compensation paid to the executive officers of the Corporation and its subsidiaries. However, the Committee reserves the right to award and recommend the awarding of nondeductible compensation in any circumstances it deems appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Corporation's efforts to qualify, that the compensation paid by the Corporation to its executive officers will in fact satisfy the requirements for the exemption from the Section 162(m) deduction limit.

Members of the Compensation and Stock Option Committee

Burton Winberg — Chairman

John L. Bitove

SHARE PERFORMANCE GRAPH

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2003 as to the only persons known to the Company who own beneficially more than 5% of the Class B Shares (the only class of voting stock of the Company). There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

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

The following table sets forth information as of February 28, 2003 as to the ownership of Class A Shares and Class B Shares, the only classes of equity securities of the Company, by persons who are directors of the Company, the Named Executives, and as to directors and executive officers of the Company as a group, without naming them.

	Identity of Person or Group	Amount Owned		Percent of Class
Class A Shares	A.G. Lowenthal	2,687,713	(1)	21%
	J.L. Bitove	50,580		*
	R. Crystal	1,500		*
	R. Maimone	46,367	(7)
	K.W. McArthur	46,250	(4)	*
	R. Neuhoff	49,890	(5)	*
	A.W. Oughtred	3,500		*
	E.K. Roberts	154,494	(3)	1%
	E. Shames	32,000	(8)	*
	B. Winberg	4,400		*
	Executive Officers and Directors as a group (10 members)	3,076,694		24%

Title of Class	Identity of Person or Group	Amount Owned		Percent of Class
Class B Shares	A.G. Lowenthal	50,490	(2)	51%
	J.L. Bitove	20		*
	R. Crystal	0		*
	R. Maimone	0		*
	K.W. McArthur	0		*
	R. Neuhoff	0		*
	A.W. Oughtred	0		*
	E.K. Roberts	108		*
	E. Shames	0		*
	B. Winberg	0		*
	Executive Officers and Directors as a group (10 members)	50,618		51%

* less than 1%

(1) Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,445,900 Class A Shares. Mr. Lowenthal holds 11,347 Class A Shares through the Company's 401(k) plan, 5,000 through the Albert G. Lowenthal Foundation and 1,366 Class A Shares directly. 225,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.

116,994 Class A Shares are held directly and 37,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

35,000 Class A Shares are held directly and 11,250 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

20,000 Class A Shares are held directly, 4,890 Class A Shares are held through the Company’s 401(k) plan and 25,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

4,166 Class A Shares are held through the Company’s 401(k) plan and 5,000 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

38,125 Class A Shares are held directly, and 8,242 Class A Shares are held through the Company’s 401(k) plan

30,000 Class A Shares are held directly, 2,000 Class A Shares are held through the Company’s 401(k) plan and 11,250 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan.

(c) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2002 certain of the directors, executive officers and senior officers of the Company and Fahnestock maintained margin accounts with Fahnestock in connection with the purchase of securities (including securities of the Company) which margin accounts are substantially on the same terms including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The details of their indebtedness to Fahnestock on their margin accounts is as follows:

Name and Principal Position	Largest Amount Outstanding During 2002	Amount Outstanding as at December 31, 2002	Security for Indebtedness
Albert G. Lowenthal, Chairman and CEO of the Company and Fahnestock	$27,800	nil	Margined securities
R. Maimone, Senior V.P., Operations of Fahnestock	$602,700	$602,700	Margined securities
Eric Shames, Secretary and Chief Legal Officer of Fahnestock	$122,300	$122,300	Margined securities

Item 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

(a)	(i)	Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report. See pages F-1 to F-20

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index which immediately precedes the exhibits to this report.

(b)		Reports on Form 8-K
The Company filed a report on Form 8-K on January 17, 2003 under Item 2 with respect to the acquisition on January 3, 2003 of the U.S. Private Client and Asset Management Divisions of CIBC World Markets.

The Company filed a report on Form 8-K on January 22, 2003 under Item 5 with respect to the receipt of an award by a National Securities Association of Securities Dealers Dispute Resolution Panel.

(c)		Exhibits
See the Exhibit Index included hereinafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 17 day of March, 2003.

FAHNESTOCK VINER HOLDINGS INC.

BY:

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

	Director	March 17, 2003
J.L. Bitove

	Director	March 17, 2003
R. Crystal

	Chairman, Chief Executive	March 17, 2003
A.G. Lowenthal	Officer, Director

	Director	March 17, 2003
K.W. McArthur

	Secretary, Director	March 17, 2003
A.W. Oughtred

	President & Treasurer,	March 17, 2003
E.K. Roberts	(Principal Financial and Accounting Officer), Director

	Director	March 17, 2003
B. Winberg

CERTIFICATION

I, Albert G. Lowenthal, certify that:

I have reviewed this annual report on Form 10-K of Fahnestock Viner Holdings Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

"A.G. Lowenthal"
Name: Albert G. Lowenthal
Title: Chief Executive Officer

March 17, 2003

CERTIFICATION

I, Elaine K. Roberts, certify that:

I have reviewed this annual report on Form 10-K of Fahnestock Viner Holdings Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

"E.K. Roberts"
Name: Elaine K. Roberts
Title: Chief Financial Officer

March 17, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAHNESTOCK VINER HOLDINGS INC.

Management’s Responsibility for Consolidated Financial Statements	F2

Report of Independent Accountants	F3

Consolidated Balance Sheets as of December 31, 2002 and 2001	F4

Consolidated Statements of Operations for the three years ended December 31, 2002, 2001 and 2000	F5

Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2002, 2001 and 2000	F6

Consolidated Statements of Cash Flows for the three years ended December 31, 2002, 2001 and 2000	F7

Notes to Consolidated Financial Statements	F8

F1

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

Management is responsible for the integrity and objectivity of the information contained in the consolidated financial statements. In order to present fairly the financial position of the Company and the results of its operations and its cash flows, estimates which are necessary are based on careful judgments and have been properly reflected in the consolidated financial statements. Management has established systems of internal control which are designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce reliable accounting records for the preparation of financial information.

PricewaterhouseCoopers LLP, the Company's independent auditors, conduct an audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States of America.

The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control. The Board of Directors is assisted in this responsibility by its Audit Committee, whose members are not officers of the Company. The Audit Committee meets with management as well as with the independent auditors to review the internal controls, consolidated financial statements, and the auditors’ report. The Audit Committee reports its findings to the Board of Directors for its consideration in approving the consolidated financial statements for issuance to the shareholders.

Management recognizes its responsibility for conducting the Company's affairs in compliance with established financial standards, and applicable laws and regulations, and for maintaining proper standards of conduct for its activities.

/s/A.G. Lowenthal /s/E.K. Roberts

A.G. Lowenthal, E.K. Roberts,

Chairman of the Board President and Treasurer

and Chief Executive Officer

February 25, 2003

F2

AUDITORS’ REPORT

TO THE SHAREHOLDERS OF FAHNESTOCK VINER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Fahnestock Viner Holdings Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2, the Company has adopted the goodwill provisions of Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles".

/s/PricewaterhouseCoopers LLP

New York, New York

February 25, 2003.

F3

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2002	2001
(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$16,115	$24,217
Restricted deposits (note 3)	7,440	2,393
Deposits with clearing organizations	3,606	7,686
Receivable from brokers and clearing organizations	492,094	100,694
Receivable from customers	392,929	463,986
Securities owned, including amounts pledged, at market value (note 4)	50,173	50,575
Other	45,430	37,531
	1,007,787	687,082
Other assets
Stock exchange seats (approximate market value
$6,716; $8,155 in 2001)	2,994	3,018
Property, plant and equipment (note 5)	8,488	9,992
Goodwill	11,957	10,183
	23,439	23,193
	$1,031,226	$710,275
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$21,653	$20,622
Bank call loans (note 6)	16,200	13,134
Payable to brokers and clearing organizations	520,743	179,212
Payable to customers	162,343	188,387
Securities sold, but not yet purchased, at market value (note 4)	9,606	8,921
Accounts payable and other liabilities	50,988	56,812
Income taxes payable	2,057	1,492
	783,590	468,580
Commitments and contingencies (note 11)
Shareholders' equity
Share capital (note 7)
12,397,007 Class A non-voting shares issued (2001-12,337,085 shares issued)	34,338	34,124
99,680 Class B voting shares issued	133	133
	34,471	34,257
Contributed capital (note 8)	5,028	4,113
Retained earnings	208,137	203,325
	247,636	241,695
	$1,031,226	$710,275
Approved on behalf of the Board:
The accompanying notes are an integral part of these consolidated financial statements.

F4

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2002	2001	2000
	(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$135,747	$122,272	$128,915
Principal transactions, net	58,227	56,374	84,420
Interest	27,622	34,309	63,696
Underwriting fees	22,760	10,955	9,314
Advisory fees	26,365	24,504	21,764
Other	12,612	12,847	8,390
	283,333	261,261	316,499

EXPENSES:
Compensation and related expenses	169,810	148,838	154,881
Clearing and exchange fees	9,607	6,012	7,205
Communications	32,066	23,620	23,312
Occupancy costs	22,908	15,691	12,465
Interest	8,379	14,071	33,122
Other	27,646	21,417	13,802
	270,416	229,649	244,787

Profit before income taxes	12,917	31,612	71,712

Income tax provision (note 9)	5,370	12,462	30,811

Profit before cumulative effect of a change in accounting principle	7,547	19,150	40,901
Cumulative effect of a change in accounting principle (note 2)	1,774	-	-

NET PROFIT FOR YEAR	$9,321	$19,150	$40,901

Earnings per share (notes 2 and 10)
Basic earnings per share	$0.75	$1.55	$3.38
- Before the effect of a change in accounting
Principle	$0.61	$1.55	$3.38
- Cumulative effect of a change in accounting principle	$0.14	-	-

Diluted earnings per share	$0.73	$1.50	$3.29

The accompanying notes are an integral part of these consolidated financial statements.

F5

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2002	2001	2000
	(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$34,257	$29,683	$32,651
Issue of Class A non-voting shares	3,503	4,723	948
Repurchase of Class A non-voting shares for cancellation	(3,289)	(149)	(3,916)

Balance at end of year	$34,471	$34,257	$29,683

CONTRIBUTED CAPITAL
Balance at beginning of year	$4,113	$3,499	$3,262
Tax benefit from employee stock options exercised	915	614	237

Balance at end of year	$5,028	$4,113	$3,499

RETAINED EARNINGS
Balance at beginning of year	$203,325	$188,618	$151,475
Net profit for year	9,321	19,150	40,901
Dividends paid	(4,509)	(4,443)	(3,758)

Balance at end of year	$208,137	$203,325	$188,618

Total Shareholders’ Equity	$247,636	$241,695	$221,800
The accompanying notes are an integral part of these consolidated financial statements.

F6

FAHNESTOCK VINER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2002	2001	2000
(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$9,321	$19,150	$40,901
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	4,864	3,974	3,472
Loss on disposal of fixed assets	-	443	-
Write off of negative goodwill (note 2)	(1,774)	-	-
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(5,047)	319	(320)
Securities purchased under agreement to resell	-	23,500	51,060
Deposits with clearing organizations	4,080	(1,769)	38
Receivable from brokers and clearing organizations	(391,400)	37,463	6,110
Receivable from customers	71,057	(35,404)	7,738
Securities owned	699	1,524	11,701
Other assets	(7,899)	(6,116)	(3,244)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	1,031	(5,842)	1,699
Securities sold under agreement to repurchase	-	(23,500)	(45,531)
Payable to brokers and clearing organizations	341,531	(42,938)	12,999
Payable to customers	(26,044)	63,853	(673)
Securities sold, but not yet purchased	685	498	(10,508)
Accounts payable and other liabilities	(5,824)	(9,941)	(5,504)
Tax benefit from employee stock options exercised	915	614	237
Income taxes payable	565	(3,487)	(16,606)
Cash (used in) provided by operating activities	(3,240)	22,341	53,569
Cash flows from investing activities:
Purchase of Josephthal Group, Inc., net of cash acquired	-	3,139	-
Purchase of Grand Charter Group, net of cash acquired	-	(1,789)
Purchase of Propp & Company, net of cash acquired	-	-	(768)
Purchase of the business of BUYandHOLD	(2,297)	-	-
Proceeds from sale of exchange seat	24	-	-
Purchase of property, plant and equipment	(1,360)	(1,009)	(1,821)
Cash (used in) provided by investing activities	(3,633)	341	(2,589)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and
Class B shares	(4,509)	(4,443)	(3,758)
Issuance of Class A non-voting shares	3,503	4,723	948
Repurchase of Class A non-voting shares for
Cancellation	(3,289)	(149)	(3,916)
Increase (decrease) in bank call loans	3,066	(13,265)	(40,423)
Cash (used in) financing activities	(1,229)	(13,134)	(47,149)
Net (decrease) increase in cash and cash equivalents	(8,102)	9,548	3,831
Cash and cash equivalents, beginning of year	24,217	14,669	10,838
Cash and cash equivalents, end of year	$16,115	$24,217	$14,669
The accompanying notes are an integral part of these financial statements

F7

FAHNESTOCK VINER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2002

GENERAL

Fahnestock Viner Holdings Inc. (the "Company") is incorporated under the laws of Ontario. The Company's principal subsidiary, Fahnestock & Co. Inc. ("Fahnestock") is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

1. Summary of significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s annual report on Form 10-K. In all material respects, they conform with accounting principles generally accepted in Canada, which have been used to prepare the consolidated financial statements for purposes of inclusion in the Company’s annual report to shareholders.

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

Since operations are predominantly based in the United States of America, these consolidated financial statements are presented in U.S. dollars.

Certain prior period amounts have been reclassified to conform to the current presentation.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the United States of America, are as follows:

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

F8

(c) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(d) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(e) Goodwill –

Goodwill arose upon the acquisitions of Fahnestock, Fahnestock International Inc., First of Michigan Capital Corporation, Josephthal Group, Inc., and Grand Charter Group Incorporated. Goodwill is subject to an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill has been tested for impairment as at December 31, 2002 and no such impairment was recorded.

(f) Property, plant and equipment

Property, plant and equipment and exchange seats are stated at cost. Depreciation of furniture and fixtures is provided on the straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

(g) Foreign currency translations

Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at year end; revenue and expenses at average rates for the year; and non-monetary assets and share capital at historical rates.

(h) Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities arise from "temporary differences" between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates.

(i)Securities lending activities

Securities borrowed and securities loaned are carried at the amounts of cash collateral advanced or received.

Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. The Company receives cash or collateral in an amount generally in excess of the market value of securities loaned.

The Company monitors the market value of securities borrowed and loaned on a daily basis and may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $480,938,000 (2001 - $54,579,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $514,213,000 (2001 - $153,966,000).

(j) Resale and repurchase agreements

Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and recorded at their contractual resale or repurchase amounts plus accrued interest.

F9

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

(m) Stock-based compensation plans

The Company has a stock-based compensation plan, which is described in note 6. No compensation expense is recognized for this plan when stock options are issued to employees. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

2. Change in Accounting Policy

Goodwill and other intangible assets

In June 2001 the Financial Accounting Standards Board issued Statement of Accounting Standards No.142, "Goodwill and Other Intangibles". Under this standard, goodwill is no longer to be amortized but is subject to a revised annual impairment test to identify any potential goodwill impairment. A goodwill impairment loss will be recognized if the fair value of the goodwill of a reporting unit is less than its carrying amount. The standard also requires that intangible assets with indefinite useful lives no longer be amortized, but be subject to an annual impairment test comparing fair values to carrying amounts.

The Company adopted this standard effective January 1, 2002 without restatement of prior periods. In connection with the adoption of the new standard, the Company’s recorded amount of goodwill of $11,957,000 is no longer subject to amortization but is being periodically measured for impairment. Such impairment test was performed as at January 1, 2002 and no impairment was recorded.

In addition, the standard requires a write-off of unamortized "negative goodwill" in the amount of $1,774,000, which arose as a result of the acquisitions of Hopper Soliday Corporation and subsidiaries, Reich & Co., Inc. and Propp & Company Inc.. Negative goodwill represents the excess fair value of net assets acquired above the cost of acquisition. The write-off is recognized in the statement of operations as a gain from the cumulative effect of a change in accounting principle.

F10

The following table reflects the effect of the amortization of goodwill on the results of operations as though FAS 142 had been adopted on January 1, 2001 and 2000, respectively.

	December 31,
	2002	2001	2000

Profit before cumulative effect of a change in accounting principle as reported	$7,547	$19,150	$40,901
Amortization of goodwill as reported	-	432	464
Profit before cumulative effect of a change in accounting principle as adjusted	7,547	19,582	41,365
Cumulative effect of a change in accounting principle as reported	1,774	-	-
Net profit as adjusted	$9,321	$19,582	$41,365

Basic earnings per share as reported	$0.75	$1.55	$3.38
- Before cumulative effect of a change in accounting principle	$0.63	$1.55	$3.38
-Cumulative effect of a change in accounting principle	$0.14	-	-

Diluted earnings per share as reported	$0.73	$1.50	$3.29

Basic earnings per share as adjusted	$0.75	$1.59	$3.42
Diluted earnings per share as adjusted	$0.73	$1.53	$3.33

Recently issued accounting standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and FIN No. 46, "Consolidation of Variable Interest Entities". The Company is reviewing this statement and these interpretations and does not expect their adoption to have a material impact on its financial results. SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" is being reviewed but the Company does not intend to adopt this standard in fiscal 2003.

3. Restricted deposits

Deposits of $7,440,000 (2001 - $2,393,000) were held at year-end in a special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

F11

4. Securities owned and Securities sold, but not yet purchased (at fair market value)

	2002	2001
Securities owned consist of:
Corporate equities	$11,467,000	$19,268,000
Corporate and sovereign debt	16,522,000	12,931,000
U.S. government and agency and state and municipal government obligations	22,103,000	15,833,000
Money market funds	-	2,540,000
Options and other	81,000	3,000
	$50,173,000	$50,575,000

Securities sold, but not yet purchased consist of:
Corporate equities	$5,049,000	$4,057,000
Corporate debt	3,935,000	4,683,000
U.S. government and agency and state and municipal government obligations and other	622,000	181,000
	$9,606,000	$8,921,000

Securities owned and Securities sold, but not yet purchased, consists of trading and investment securities at fair market values. At December 31, 2002, the Company has pledged securities owned of approximately $1,078,000 ($176,000 in 2001) as collateral to counterparties for securities loan transactions, which can be sold or repledged.

5. Property, plant and equipment

			2002	2001
	(Expressed in thousands of U.S. dollars)
	Cost	Accumulated depreciation	Net book value	Net book value
Furniture, fixtures and equipment	$26,321	$18,926	$7,395	$8,458
Leasehold improvements	5,534	4,441	1,093	1,534
	$31,855	$23,367	$8,488	$9,992

Accumulated depreciation as at December 31, 2001 was $18,503,000.

6. Bank call loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 3% at December 31, 2002. These loans and certain unused lines, collateralized by firm and customer securities with market values of approximately $21,937,000 and $10,811,000, respectively, at December 31, 2002 are primarily with two U.S. money center banks. Details of the bank call loans are as follows:

F12

	2002	2001	2000
Year-end balance	$16,200,000	$13,134,000	$25,899,000
Weighted interest rate (at end of year)	1.38%	2.07%	7.09%
Maximum balance (at any month end)	$49,281,000	$37,666,000	$170,406,000
Average amount outstanding (during the year) (1)	$19,760,000	$12,836,000	$77,579,000
Weighted average interest rate (during the year) (2)	2.10%	4.80%	7.86%

(1) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid by the Company on a cash basis during the years ended December 31, 2002, 2001, and 2000 was $6,473,000, $9,709,000 and $33,061,000, respectively.

7. Share capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares; and (c) 99,680 Class B voting shares.

The Class A non-voting and the Class B voting shares are equal in all respects except that the Class A non-voting shares are non-voting.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

	2002	2001	2000
12,397,007 (12,337,085 in 2001 and 11,990,969 in 2000) Class A non-voting shares	$34,338,000	$34,124,000	$29,550,000
99,680 Class B voting shares	133,000	133,000	133,000

	$34,471,000	$34,257,000	$29,683,000

Under the Company’s 1996 Equity Incentive Plan as amended February 28, 2002 ("EIP"), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted for each year held. The aggregate number of Class A non-voting shares that are available under the EIP is 3,815,000.

F13

	2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	1,907,503	$17.36	1,640,024	$15.46
Options granted	383,128	$27.14	663,160	$24.05
Options exercised	(211,322)	$16.57	(352,216)	$13.41
Options forfeited	(100,350)	$26.35	(43,465)	$18.21
Options outstanding, end of year	1,978,959	$20.16	1,907,503	$17.36
Options vested, end of year	462,185	$16.13	304,896	$12.93

The following table summarizes stock options outstanding and exercisable as at December 31, 2002.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$13.875-$19.875	1,000,311	1.27 Years	$15.66	455,185	$16.04
$19.875-$28.75	978,648	3.63 Years	$24.86	7,000	$21.50

$13.875-$28.75	1,978,959	2.41 Years	$20.16	462,185	$16.13

The Company has not issued any Class A non-voting shares from Treasury to the Company's 401(k) plan during the last three fiscal years ended December 31, 2002.

In 2002, the Company paid cash dividends to holders of Class A non-voting and Class B shares as follows ($0.36 in 2001 and $0.31 in 2000):

Dividend per share Record Date Payment Date

$0.09 February 8, 2002 February 22, 2002

$0.09 May 3, 2002 May 17, 2002

$0.09 August 2, 2002 August 16, 2002

$0.09 November 8, 2002 November 22, 2002

The Company may purchase up to 620,700 Class A non-voting shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange. During the year ended December 31, 2002, the Company purchased 151,400 Class A non-voting shares for a total consideration of $3,289,000, of which 86,100 Class A non-voting shares were purchased pursuant to a Normal Course Issuer Bid which expired on July 4, 2002 and 65,300 Class A non-voting shares were purchased pursuant to a Normal Course Issuer Bid which expires July 8, 2003, unless terminated earlier (6,100 shares for $149,000 in 2001 and 244,600 shares for $3,916,000 in 2000).

8. Contributed capital

Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised.

F14

9. Income taxes

The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	2002	2001	2000

Profit before income tax	$12,917,000	$31,612,000	$71,712,000

U.S. federal tax at 35%	$4,524,000	$11,092,000	$25,110,000
Canadian tax at 44%	74,000	-	-
Combined state and local tax, net of federal benefit	653,000	1,977,000	5,846,000
Income taxes before under-noted	5,251,000	13,069,000	30,956,000
Tax effect of non-taxable interest and dividends	(148,000)	(143,000)	(258,000)
Tax effect of differences between accounting and taxable income	267,000	(464,000)	113,000
Income taxes	$5,370,000	$12,462,000	$30,811,000

Profit before income tax provision:
Canadian operations	$(10,000)	$(78,000)	$(32,000)
U.S. operations	$12,927,000	$31,690,000	$71,744,000

Income taxes included in the consolidated statements of income represent the following:

	December 31,
	2002	2001	2000
Current:
Canadian tax	$74,000	-	-
U.S. Federal tax	5,176,000	$9,878,000	$22,767,000
State and local tax	1,226,000	3,157,000	9,231,000
	6,476,000	13,035,000	31,998,000
Deferred:
U.S. Federal tax	(885,000)	(458,000)	(950,000)
State and local tax	(221,000)	(115,000)	(237,000)
	(1,106,000)	(573,000)	(1,187,000)
	$5,370,000	$12,462,000	$30,811,000

Aggregate deferred income tax assets, which relate primarily to fixed assets and currently non-deductible expenses, are included in other assets and amounted to approximately $5,966,000 ($4,142,000 in 2001).

On a cash basis, the Company paid income taxes for the years ended December 31, 2002, 2001 and 2000 in the amounts of $8,411,000, $14,918,000 and $46,163,000, respectively.

10. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting and Class B shares outstanding. Diluted earnings per share includes the weighted average Class A non-voting and Class B shares outstanding and the effects of Class A non-voting share options using the treasury stock method.

F15

Earnings per share has been calculated as follows:

	2002	2001	2000
Basic weighted average number of shares outstanding	12,429,264	12,348,051	12,108,798
Stock options	280,278	421,783	308,053
Diluted common shares	12,709,542	12,769,834	12,416,851

Net profit	$9,321,000	$19,150,000	$40,901,000

Basic profit per share	$0.75	$1.55	$3.38
- Before cumulative effect of a change in accounting principle	$0.61	$1.55	$3.38
- Cumulative effect of a change in accounting principle	$0.14	-	-

Diluted profit per share	$0.73	$1.50	$3.29

Stock-based compensation

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in 1995 and changed the method of accounting for stock compensation plans similar to those of the Company. Adoption of SFAS 123’s fair value recognition method is optional. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock compensation plans. The Company is reviewing SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", which was issued in 2002, and has adopted the disclosure provisions but does not intend to adopt other provisions of this standard in 2003.

In accordance with SFAS 123, the following presents the pro forma income and earnings per share impact, using a fair value calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars, except per share amounts.

	Year ended December 31,
	2002	2001	2000
Net profit as reported	$9,321	$19,150	$40,901
Stock-based employee compensation expense included in reported net income	-	-	-
Additional compensation expense	1,906	1,843	1,383
Pro forma net profit	$7,415	$17,307	$39,518

Basic profit per share as reported	$0.75	$1.55	$3.38
Diluted profit per share as reported	$0.73	$1.50	$3.29

Pro forma basic profit per share	$0.60	$1.40	$3.26
Pro forma diluted profit per share	$0.59	$1.36	$3.18

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2002, 2001 and 2000, respectively: expected dividend yields of 1.4%, 1.4% and 1.5%; risk-free

F16

interest rates ranging from 3.75% to 4.55%, 3.76% to 5.07%, and 5.11% to 6.80%; expected volatility ranging from 27% to 28%, 27% to 29%, and 21% to 29%; and expected life of 5 years. The weighted average fair value of options granted during 2002, 2001 and 2000, respectively was $1,946,000, $3,741,000 and $952,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation are not indicative of future amounts because it does not take into consideration future grants, any difference between actual and assumed forfeitures.

11. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at December 31, 2002 are as follows:

2003	$15,000,000
2004	12,024,000
2005	9,774,000
2006	9,060,000
2007 and thereafter	38,149,000
Total	$84,007,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 2002, 2001 and 2000 was $14,108,000, $10,909,000 and $8,233,000, respectively.

(c) The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Fahnestock plan provides that Fahnestock may make discretionary contributions. For certain employees who were formerly employed by First of Michigan Corporation ("FOM"), contributions are made in accordance with the terms of the plan document.

FOM sponsors an unfunded Supplemental Executive Retirement Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $1,337,000 at December 31, 2002.

The Company made contributions to the plans of $1,398,000, $1,525,000 and $2,503,000 in 2002, 2001 and 2000, respectively.

(d) On November 30, 2000 the Company established an Executive Deferred Compensation Plan ("EDCP") in order to offer to certain qualified high-performing financial consultants, a bonus based upon a formula reflecting years of service, gross commissions and a valuation of their clients’ assets. The bonus amounts calculated with respect to fiscal 2002 total approximately $966,000 ($1,270,000 in 2001, $900,000 in 2000) and will normally vest five years from the end of the related fiscal year. The liability is being recognized on a straight-line basis over the vesting period. The amount expensed in 2002 was $373,000.

F17

(e) At December 31, 2002, the Company has collateralized and uncollateralized letters of credit for $34,500,000. Collateral for these letters of credit include marketable securities of approximately $17,521,000, pledged to one financial institution.

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

(g) The Company's major subsidiaries, Fahnestock and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2002, Fahnestock had net capital of $156,105,000, which was $147,310,000 in excess of the $8,795,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2002, Freedom had net capital of $2,877,000, which was $2,627,000 in excess of the $250,000 required to be maintained at that date.

(h) In accordance with the Securities and Exchange Commission’s No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2002. The Company had no deposit requirements as of December 31, 2002.

12. Financial instruments with off-balance sheet risk and concentration of credit risk

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2002, the Company had approximately $581 million of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $64,854,000 under securities loan agreements. In addition, the Company has received collateral of approximately $462,806,000 under securities

F18

borrow agreements of which the Company has repledged approximately $446,956,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $260,977,000.

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

As part of its trading strategy, the Company uses derivative financial instruments from time to time. Included in net revenues from principal transactions for the year ended December 31, 2002 were net gains from derivatives of approximately $710,000.

At December 31, 2002 the Company had outstanding commitments to buy and sell of $4,667,000 and $1,160,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

13. Acquisitions

On March 12, 2002, through its wholly-owned subsidiary, Freedom Investments, Inc., the Company acquired the business operated by BUYandHOLD Securities Corporation and affiliates for cash consideration of $2,297,000. BUYandHOLD is an online brokerage business headquartered in Edison, NJ, which provides its customers with a dollar-based investing platform. BUYandHOLD operates as a division of Freedom Investments, Inc. and its results since the date of acquisition have been included in these consolidated financial statements. The acquisition furthers the Company’s growth and expansion and adds to its client base, as well as providing additional managerial expertise. The acquisition was accounted for by the purchase method. The following table summarizes the estimated fair value of assets acquired.

Securities owned, at market value	$297,000
Furniture, fixtures and equipment	2,000,000
Purchase price paid	$2,297,000

Presented below are unaudited pro forma consolidated results of operations. Amounts presented for 2002 and 2001 give effect to the acquisition of the business of BUYandHOLD Securities Corporation and affiliates as if the transaction was consummated as at January 1, 2001. The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. The Company has realized significant cost savings as a result of the consolidation of the operations of BUYandHOLD with the Company’s business, which is not reflected in this pro forma presentation. The BUYandHOLD division has generated a positive contribution to consolidated net profit since the conversion of its client accounts to the Fahnestock platform in September 2002.

(Unaudited)	Year ended December 31,
Expressed in thousands of dollars	2002	2001

Revenue	$285,511	$270,479
Profit before tax from operations	$11,851	$23,607
Net profit	$7,903	$13,692
Basic earnings per share	$0.64	$1.11
Diluted earnings per share	$0.62	$1.07

F19

14. Related Party Transactions

The Company has notes and accounts receivable for employees, net, of approximately $17,012,000 at December 31, 2002. These amounts will be forgiven over a three-year service period from the initial date of the loan and are contingent on their continued employment with the Company. The unamortized portion of the notes become due on demand in the event the employee departs during the service period.

At December 31, 2002, Fahnestock has an outstanding guarantee of debt of approximately $6,200,000 that arose as a result of the acquisition of Josephthal Group, Inc.

15. Segment Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 89 branches, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Fahnestock’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

In connection with the analysis done in conjunction with the adoption of SFAS No. 142, the Company has made changes to its reportable segments. Prior year results have been restated based on the composition of the new segments.

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2002, 2001 and 2000. The Company’s business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Year ended December 31,
	2002	2001	2000
Revenue:
Private Client	$189,796,000	$171,588,000	$215,515,000
Capital Markets	73,005,000	73,752,000	82,700,000
Asset Management	17,497,000	15,266,000	13,347,000
Other	3,035,000	655,000	4,937,000

Total	$283,333,000	$261,261,000	$316,499,000

Operating Income:
Private Client	$(12,488,000)	$9,924,000	$30,722,000
Capital Markets	14,418,000	12,835,000	26,537,000
Asset Management	13,219,000	10,512,000	8,168,000
Other	(2,232,000)	(1,659,000)	6,285,000

Total	$12,917,000	$31,612,000	$71,712,000

F20

* Losses in the Private Client segment are the result of unfavorable market conditions as well as operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD and include litigation, settlement costs, retention and severance costs and the costs of under-utilized facilities.

16. Subsequent events

(a) Dividend

On January 24, 2003, a cash dividend of U.S.$0.09 per share (totalling $1,149,000) was declared payable on February 28, 2003 to Class A non-voting and Class B shareholders of record on February 14, 2003.

(b) Acquisition

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets ("World Markets") from the Canadian Imperial Bank of Commerce ("CIBC") and agreed to complete, at a later date, the acquisition of the U.S. Asset Management Division of World Markets. The Private Client Division employs approximately 620 brokers in 18 branch offices located across the United States. Client assets at December 31, 2002 were approximately $30 billion. The acquisition more than doubles the Company’s private client presence and provides managerial expertise to the organization. The acquisition will be accounted for by the purchase method. The Company has engaged an independent valuator to identify and value tangible and intangible acquired.

The aggregate purchase price of approximately $241 million was paid as follows:

$13 million	paid by Fahnestock in cash at closing from cash on hand
$2 million	will be paid by Fahnestock in cash upon completion of the acquisition of the Asset Management Division from cash on hand
$65 million	was paid with the proceeds of the issuance by Viner Finance Inc, a wholly-owned subsidiary of the Company, to World Markets of a zero coupon promissory note (i)
$161 million	was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)

The zero coupon promissory note matures in five years and is repayable as underlying employee loans receivable of approximately $65 million which were assigned to Viner Finance Inc. by World Markets become due. Such payments are to be made notwithstanding whether any of the employees’ loans default.

Two debentures were issued. The first exchangeable debenture, in the principal amount of approximately $70 million, is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The first exchangeable debenture matures in ten years, and bears interest at an annual rate of interest of 3% in the first year, 4% in years two through four, and 5% in years five through maturity. The convertible debenture, in the principal amount of approximately $91 million, is convertible into a second exchangeable debenture on the same terms as the first exchangeable debenture, subject to approval of the Company’s Class A and Class B shareholders at the May 12, 2003 annual meeting. If shareholder approval is not obtained, the convertible debenture will mature in three years and will bear interest at 9.75% per annum from the date of January 6, 2003.

F21

In addition, the Company has entered into a credit arrangement with CIBC wherein it has borrowed $25 million and may borrow a further $25 million, as required, to finance retention loans to the new employees.

(c ) Arbitration Award

In January 2003 the Company received monetary damages plus interest in the amount of $21,750,000 pursuant to an award by a National Association of Securities Dealers Dispute Resolution Panel against another broker-dealer in a raiding case involving the sales force of First of Michigan Corporation, a company acquired by Fahnestock in July 1997. These proceeds, which have been received, will be included in the Company’s results for the first quarter of 2003.

17. Quarterly Information (unaudited)

(Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2002	Fourth	Third	Second	First	Total
Revenue	$76,150	$68,522	$68,144	$70,517	$283,333
Operating profit before income taxes	$5,614	$2,785	$1,912	$2,606	$12,917
Cumulative effect of a change in accounting principles	-	-	-	$1,774	$1,774
Net profit	$3,297	$1,735	$883	$3,406	$9,321
Earnings per share:
Basic	$0.27	$0.14	$0.07	$0.27	$0.75
- Operations	$0.27	$0.14	$0.07	$0.13	$0.61
- Cumulative effect of a change in
accounting principles	-	-	-	$0.14	$0.14
Diluted	$0.26	$0.14	$0.07	$0.26	$0.73
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$28.45	$23.15	$25.70	$28.88	$28.88
Low	$19.77	$20.00	$21.26	$24.85	$19.77

Year ended December 31, 2001
Revenue	$77,142	$53,748	$56,876	$73,495	$261,261
Profit before income taxes	$3,484	$5,657	$6,851	$15,620	$31,612
Net profit	$2,780	$3,334	$3,919	$9,117	$19,150
Earnings per share:
Basic	$0.22	$0.27	$0.32	$0.74	$1.55
Diluted	$0.22	$0.26	$0.30	$0.71	$1.50
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$28.35	$28.40	$29.25	$27.60	$29.25
Low	$23.15	$24.30	$24.75	$22.00	$22.00

The price quotations above were supplied by the New York Stock Exchange.

F22

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
3 (a)	Articles of Incorporation, as amended, of Fahnestock Viner Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1986 and 1988).
3(b)	By-Laws, as amended, of Fahnestock Viner Holdings Inc. (previously filed as an exhibit to Form 20-F for the fiscal year ended December 31, 1987).
4.1	Stakeholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Canadian Imperial Bank of Commerce, Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.2	Registration Rights Agreement dated January 2, 2003, by and between Fahnestock Viner Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.3	Exchangeable Debenture dated January 6, 2003, by and between E. A. Viner International Co. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.4	Interim Exchangeable Debenture dated January 6, 2003, by and between E. A. Viner International Co. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(f)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000)
10(h)	Lease document for the premises at 125 Broad Street, New York, NY dated May 27, 1997 between NY Broad Holdings, Inc. and Fahnestock & Co. Inc. (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)

E-1

10(i)	Lease document for the premises at 300 River Place, Detroit, MI dated February 28, 1997 between The Stroh Companies, Inc. and First of Michigan Corporation (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(k)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(l)	Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997)
10(m)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999)
10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001)
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001)
10(p)	Credit Agreement dated January 2, 2003, by and between Fahnestock Viner Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(q)	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(r)	Non-Competition Agreement dated January 2, 2003, by and among Canadian Imperial Bank of Commerce and CIBC World Markets Corp., Fahnestock & Co. Inc. and Viner Finance Inc. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(s)	Non-Solicitation Agreement dated January 2, 2003 by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(t)	Clearing Agreement dated January 2, 2003 between Fahnestock & Co. Inc. and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

E-2

10(u)	Shareholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
21	Subsidiaries of the registrant (filed herewith) *
99.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
99.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *

E-3

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

         The undersigned, Albert G. Lowenthal, Chairman and Chief Executive Officer of Fahnestock Viner Holdings Inc. (the "Company"), hereby certifies that to his knowledge the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company filed with the Securities and Exchange Commission on the date hereof  (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period specified.

         Signed at the New York, New York, this 17th day of March, 2003.

                                                       "A.G. Lowenthal"
                                                       Albert G. Lowenthal
          Chairman and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

         The undersigned, Elaine K. Roberts, President and Chief Financial Officer of Fahnestock Viner Holdings Inc. (the "Company"), hereby certifies that to her knowledge the Annual Report on Form 10-K for the period ended December 31, 2002 of the Company filed with the Securities and Exchange Commission on the date hereof  (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period specified.

         Signed at the City of Toronto, Ontario, Canada, this 17th day of March, 2003.

                                                       "E.K. Roberts"
                                                       Elaine K. Roberts
          President and Chief Financial Officer