Form 10-K/A
period 2002-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2003-03-19
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Title of each class

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at March 17, 2003 was $218,988,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at March 17, 2003 of $22.50. The aggregate market value of the Class A non-voting shares of the Company held by non-affiliates at June 30, 2002 was $214,339,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 28, 2002 of $22.00.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 17, 2003 was 12,665,851 and 99,680 shares, respectively.

_______________________________________________________________________

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended

December 31, 2002 of Fahnestock Viner Holdings Inc. (the "Company") is being filed by the Company to update certain information contained in PART III --

Item 12. Security Ownership of Certain Beneficial Owners and Management

thereof.

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

Pursuant to an Asset Purchase Agreement dated as of December 9, 2002 between the Company, its wholly-owned subsidiary Viner Finance Inc., CIBC World Markets Corp. and CIBC, effective January 3, 2003 the Company, through Viner Finance Inc. acquired the assets and business of the U.S. Oppenheimer Private Client Division of CIBC World Markets Corp. To fund a portion of the purchase price, the Company’s wholly-owned subsidiary, E.A. Viner International Co., issued to CIBC (i) a $69,980,828 principal amount Variable Rate Exchangeable Debenture Due 2013 (the "First Exchangeable Debenture") and (ii) a $90,841,572 principal amount Convertible Debenture Due 2006 (the Interim Debenture"). Subject to shareholder approval, as described below, the Interim Debenture is convertible into a $90,841,572 principal amount Variable Rate Exchangeable Debenture Due 2013 (the "Second Exchangeable Debenture"). The First Exchangeable Debenture is exchangeable for 3,016,415 Class A Shares at the rate of $23.20 per share (the closing price on the NYSE for the Class A Shares on December 6, 2002). The Second Exchangeable Debenture (when issued) will be exchangeable for 3,915,585 Class A Shares, also at the rate of $23.20 per share. The First and Second Exchangeable Debentures provide for an adjustment of up to an additional issuance of 3% of the Class A Shares issuable in the event that the Debentures are exchanged, the holders of the Debentures exercise their rights to have the Class A Shares, for which the Debentures are exchanged, sold and realize a price of less than $23.20 per share. If both Debentures are fully converted CIBC would own approximately 35% of the then outstanding Class A Shares.

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
Fahnestock

(1) Includes Directors Fees of $10,000 per year plus $1000 per meeting attended in person and $500 per meeting attended by telephone.

(2) This amount represents Company contributions to the Fahnestock 401(k) Plan.

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

In March of 2002, the Committee established performance goals under the 2001 Comp Agreement entitling Mr. Lowenthal to a Performance Award under the 2001 Comp Agreement for the year 2002 of an aggregate of the 2002 amounts determined by the application of the following formulae,

(a) an amount equal to the amount by which the closing price of one Class A Share at December 31, 2002, exceeded the closing price of one Class A Share as at January 1, 2002 multiplied by 200,000 shares; plus nil
(b) an amount equal to:

(i) 3% of the amount by which the Corporation's consolidated profit before income taxes for the year ended December 31, 2002 exceeds 15% of and is less than 25% of the Corporation's consolidated shareholders' equity as at December 31, 2001; plus nil

(ii) 4% of the amount by which the Corporation's consolidated profit before income taxes for the year ended December 31, 2002 exceeds 25% of the Corporation's consolidated shareholders' equity as at December 31, 2001; plus nil
(c) an amount equal to:
(i) 3.0% percent of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$0 and less than U.S.$11,500,000; plus
$226,410
4.0% of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$11,500,000 and less than U.S.$23,000,000; plus nil
(ii) 4.5% of the amount by which the Corporation’s consolidated net profit for the year ended December 31, 2002 is greater than U.S.$23,000,000.
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

Members of the Compensation and Stock Option Committee

Burton Winberg — Chairman

John L. Bitove

SHARE PERFORMANCE GRAPH

The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Shares, (2) the Standard & Poor’s 500 Index and (3) the Standard & Poors/Toronto Stock Exchange Composite Index.

[GRAPH]

	1997	1998	1999	2000	2001	2002
Fahnestock	100	102	87	163	119	90
S&P 500 Index	100	127	120	87	90	77
S&P 500/TSX Composite	100	97	130	106	86	86

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The authorized capital of the Company includes an unlimited number of Class A Shares of which 12,665,851 Class A Shares are issued and outstanding and 99,680 Class B Shares, all of which are issued and outstanding.

The following table sets forth certain information regarding the beneficial ownership of, or the exercise of control or discretion over, each class of shares of the Company as at March 17, 2003, with respect to (i) each person known by the Company to beneficially own or exercise control or discretion over more than 5% of any class of the Company’s shares, (ii)each of the Company’s directors, (iii) each of the Company’s executive officers named in the Summary Compensation Table and (iv) the directors and officers as a group.

For purposes of the table, beneficial ownership is determined pursuant to Rule 13d-3 of the U.S. Securities Exchange Act of 1934, as amended, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of a class of outstanding shares which such person or group has the right to acquire within 60 days after March 17, 2003. The percentage of shares deemed outstanding is based on 12,665,851 Class A Shares and 99,680 Class B Shares outstanding as of March 17, 2003. In addition, for purposes of computing the percentage of Class A Shares owned by each persons, the percentage includes all Class A Shares issuable upon exercise of outstanding options held by such persons within 60 days after March 17, 2003.

There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Shares	%	Shares	%
Private Capital Management, L.P. 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	4,365,090	34.5%	-	-
AIC Limited 1375 Kerns Road Burlington, Canada L7R 4X8	1,837,800	14.5%	-	-
Olga Roberts (2) 20 Eglinton Ave. W. Suite 1110 Toronto, Canada M4R 1K8	324,955	2.6%	44,309	44.4%
Albert G. Lowenthal (1) 125 Broad St New York, NY 10004	2,726,113	21.3%	50,490	50.6%
J.L. Bitove	50,580	*	20	*
R. Crystal (8)	7,700	*	-	-

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Shares	%	Shares	%
R. Maimone (6)	49,492	*	-	-
K.W. McArthur (4)	50,000	*	-	-
R. Neuhoff (5)	68,640	*	-	-
A.W. Oughtred	3,500	*	-	-
E.K. Roberts (3)	173,244	1.4%	108	*
E.J. Shames (7)	58,250	*	-	-
B. Winberg	4,400	*	-	-
Executive Officers and Directors as a group (10 persons)	3,191,919	24.7%	50,618	50.8%

________________________________________

* less than 1%

(1) With respect to the Class A Shares, Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership, ("Phase II L.P.") which is the record holder of 2,595,900 Class A Shares. Mr. Lowenthal holds 11,347 Class A Shares through the Company's 401(k) plan, 5,000 through the Albert G. Lowenthal Foundation and 1,366 Class A Shares directly. 112,500 Class A Shares are beneficially owned in respect of Class A Shares currently issuable upon exercise of options issued under the Plan. With respect to the Class B Shares, Phase II, an Ontario corporation wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.

(2) With respect to the Class B Shares, Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 Class B Shares directly and 44,209 Class B Shares indirectly through Elka Estates Limited, an Ontario corporation ("Elka") which is wholly-owned by Mrs. Roberts. With respect to the Class A Shares, Mrs. Roberts owns 41,900 Class A Shares directly and 283,055 Class A Shares through Elka Estates Limited,

(3) 116,994 Class A Shares are held directly and 56,250 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(4) 35,000 Class A Shares are held directly and 15,000 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(5) 20,000 Class A Shares are held directly, 4,890 Class A Shares are held through the Company’s 401(k) plan and 43,750 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(6) 38,125 Class A Shares are held directly, and 8,242 Class A Shares are held through the Company’s 401(k) plan and 3,125 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(7) 30,000 Class A Shares are held directly, 2,000 Class A Shares are held through the Company’s 401(k) plan and 26,250 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(8) 2,700 Class A Shares are held directly and 5,000 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 18th day of March, 2003.

FAHNESTOCK VINER HOLDINGS INC.

BY: "E.K. Roberts"

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

"R. Crystal"	Director	March 18, 2003
R. Crystal

"A.G. Lowenthal"	Chairman, Chief Executive	March 18, 2003
A.G. Lowenthal	Officer, Director
Director

"K.W.McArthur"	Director	March 18, 2003
K.W.McArthur
"A.W. Oughtred"	Secretary, Director	March 18, 2003
A.W. Oughtred

"E.K. Roberts"	President & Treasurer,	March 18, 2003
E.K. Roberts	(Principal Financial and Accounting Officer), Director

CERTIFICATION

I, Albert G. Lowenthal, certify that:

1. I have reviewed this annual report on Form 10-K of Fahnestock Viner Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

"A.G. Lowenthal"
Name: Albert G. Lowenthal
Title: Chief Executive Officer

March 17, 2003

CERTIFICATION

I, Elaine K. Roberts, certify that:

5. I have reviewed this annual report on Form 10-K of Fahnestock Viner Holdings Inc.;

6. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

7. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

8. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

(i) The zero coupon promissory note matures in five years and is repayable as underlying employee loans receivable of approximately $65 million which were assigned to Viner Finance Inc. by World Markets become due. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(ii) Two debentures were issued. The first exchangeable debenture, in the principal amount of approximately $70 million, is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The first exchangeable debenture matures in ten years, and bears interest at an annual rate of interest of 3% in the first year, 4% in years two through four, and 5% in years five through maturity. The convertible debenture, in the principal amount of approximately $91 million, is convertible into a second exchangeable debenture on the same terms as the first exchangeable debenture, subject to approval of the Company’s Class A and Class B shareholders at the May 12, 2003 annual meeting. If shareholder approval is not obtained, the convertible debenture will mature in three years and will bear interest at 9.75% per annum from the date of January 6, 2003.

F21

(iii) In addition, the Company has entered into a credit arrangement with CIBC wherein it has borrowed $25 million and may borrow a further $25 million, as required, to finance retention loans to the new employees.

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