Form 10-K/A
period 2002-12-31
FAHNESTOCK VINER HOLDINGS INC
filed 2003-03-21
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 2

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

Title of each class

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at March 17, 2003 was $219,524,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at March 17, 2003 of $22.50. The aggregate market value of the Class A non-voting shares of the Company held by non-affiliates at June 30, 2002 was $214,339,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 28, 2002 of $22.00.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 17, 2003 was 12,689,668 and 99,680 shares, respectively.

_______________________________________________________________________

Explanatory Note

This Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended

December 31, 2002 of Fahnestock Viner Holdings Inc. (the "Company") is being filed by the Company to update certain information contained on the cover and in PART III --

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The authorized capital of the Company includes an unlimited number of Class A Shares of which 12,689,668 Class A Shares are issued and outstanding and 99,680 Class B Shares, all of which are issued and outstanding.

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

For purposes of the table, beneficial ownership is determined pursuant to Rule 13d-3 of the U.S. Securities Exchange Act of 1934, as amended, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of a class of outstanding shares which such person or group has the right to acquire within 60 days after March 17, 2003. The percentage of shares deemed outstanding is based on 12,689,668 Class A Shares and 99,680 Class B Shares outstanding as of March 17, 2003. In addition, for purposes of computing the percentage of Class A Shares owned by each persons, the percentage includes all Class A Shares issuable upon exercise of outstanding options held by such persons within 60 days after March 17, 2003.

There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Shares	%	Shares	%
Private Capital Management, L.P. 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	4,365,090	34.4%	-	-
AIC Limited 1375 Kerns Road Burlington, Canada L7R 4X8	1,837,800	14.5%	-	-
Olga Roberts (2) 20 Eglinton Ave. W. Suite 1110 Toronto, Canada M4R 1K8	324,955	2.6%	44,309	44.4%
Albert G. Lowenthal (1) 125 Broad St New York, NY 10004	2,726,113	21.3%	50,490	50.6%
J.L. Bitove	50,580	*	20	*
R. Crystal (8)	7,700	*	-	-

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Shares	%	Shares	%
R. Maimone (6)	49,492	*	-	-
K.W. McArthur (4)	50,000	*	-	-
R. Neuhoff (5)	68,640	*	-	-
A.W. Oughtred	3,500	*	-	-
E.K. Roberts (3)	173,244	1.4%	108	*
E.J. Shames (7)	58,250	*	-	-
B. Winberg	4,400	*	-	-
Executive Officers and Directors as a group (10 persons)	3,191,919	24.6%	50,618	50.8%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 21st day of March, 2003.

FAHNESTOCK VINER HOLDINGS INC.

BY: "E.K. Roberts"

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

"R. Crystal"	Director	March 21, 2003
R. Crystal

"A.G. Lowenthal"	Chairman, Chief Executive	March 21, 2003
A.G. Lowenthal	Officer, Director
Director

"A.W. Oughtred"	Secretary, Director	March 21, 2003
A.W. Oughtred

"E.K. Roberts"	President & Treasurer,	March 21, 2003
E.K. Roberts	(Principal Financial and Accounting Officer), Director
"B. Winberg"	Director	March 21, 2003
B. Winberg

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