Form 10-Q
period 2003-03-31
FAHNESTOCK VINER HOLDINGS INC
filed 2003-05-13
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___to___

Commission File Number: 1-12043

FAHNESTOCK VINER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction of incorporation or organization)

98-0080034
(I.R.S. Employer Identification No.)

P.O. Box 2015, Suite 1110
20 Eglinton Avenue West
Toronto, Ontario, Canada
(Address of principal executive offices)

M4R 1K8
(Zip Code)

416-322-1515
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on May 12, 2003 was 12,691,643 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART 1
FINANCIAL INFORMATION

Item. 1 Financial Statements

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2003	2002
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$20,348	$16,115
Restricted deposits	8,745	7,440
Deposits with clearing organizations	5,097	3,606
Receivable from brokers and clearing organizations	299,123	492,094
Receivable from customers	394,692	392,929
Securities owned including amounts pledged of $2,646 ($1,078 in 2002), at market value	65,638	50,173
Notes receivable	99,169	17,011
Other	40,737	28,419
	933,549	1,007,787
Other assets
Stock exchange seats (approximate market value $5,949; $6,716 in 2002)	2,994	2,994
Property, plant and equipment, net of accumulated depreciation of $28,423; $26,345 in 2002	18,208	8,488
Intangible assets, net of amortization	36,412	-
Goodwill	137,889	11,957
	195,503	23,439

	$1,129,052	$1,031,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2003	2002
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$25,816	$21,653
Bank call loans	43,900	16,200
Payable to brokers and clearing organizations	282,044	520,743
Payable to customers	156,177	162,343
Securities sold, but not yet purchased, at market value	12,202	9,606
Accounts payable and other liabilities	101,362	50,745
Income taxes payable	3,258	2,057
Current portion of long term debt	13,489	-
	638,248	783,347
Long term liabilities
Bank loans payable	19,167	-
Long term debt	210,525	-
Deferred income taxes	1,353	243
	231,045	243
	869,293	783,590

Shareholders' equity
Share capital
12,668,438 Class A non-voting shares (2002 - 12,397,007 shares)	39,463	34,338
99,680 Class B voting shares	133	133
	39,596	34,471
Contributed capital	5,688	5,028
Retained earnings	214,475	208,137
	259,759	247,636

	$1,129,052	$1,031,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002
(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$68,324	$34,986
Principal transactions, net	26,098	13,649
Interest	10,619	6,642
Underwriting fees	14,861	4,749
Advisory fees	15,189	7,483
Arbitration award	21,750	-
Other	4,010	3,008
	160,851	70,517

EXPENSES:
Compensation and related expenses	97,496	43,865
Clearing and exchange fees	6,982	1,990
Communications	11,772	7,948
Occupancy costs	10,454	6,040
Interest	3,161	1,946
Other	18,089	6,122
	147,954	67,911
Profit before income taxes	12,897	2,606
Income tax provision	5,410	974
Profit before cumulative effect of a change in accounting principle	7,487	1,632
Cumulative effect of a change in accounting principle	-	1,774
NET PROFIT FOR THE PERIOD	$7,487	$3,406

Earnings per share: (notes 1 and 3)
Basic earnings per share	$0.59	$0.27
- Before the effect of a change in accounting principle	$0.59	$0.13
- Cumulative effect of a change in accounting principle	-	$0.14
Diluted earnings per share	$0.49	$0.26
- Before the effect of a change in accounting principle	$0.49	$0.13
- Cumulative effect of a change in accounting principle	-	$0.13

Dividends declared per share	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of U.S. dollars)	2003	2002
Cash flows from operating activities:
Net profit for the period	$7,487	$3,406
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,266	1,069
Write off of negative goodwill	-	(1,774)
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(1,305)	212
Deposits with clearing organizations	(1,491)	3,876
Receivable from brokers and clearing organizations	192,971	20,539
Receivable from customers	(1,763)	(26,446)
Securities owned	(2,682)	2,681
Notes receivable	(16,644)	(2,649)
Other assets	(9,031)	(6,910)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	4,163	(671)
Payable to brokers and clearing organizations	(238,699)	13,481
Payable to customers	(6,166)	(36,665)
Securities sold, but not yet purchased	2,596	(1,599)
Accounts payable and other liabilities	33,933	(1,493)
Deferred tax liability	1,353	-
Tax benefit from employee stock options exercised	660	515
Income taxes payable	1,201	(269)
Cash used in operating activities	(31,151)	(32,697)
Cash flows from investing and other activities:
Purchase of the Oppenheimer & Co. division	(12,659)	-
Purchase of the business of BUYandHOLD	-	(2,297)
Purchase of fixed assets	(478)	(587)
Cash used in investing and other activities	(13,137)	(2,884)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,149)	(1,129)
Issuance of Class A non-voting shares	5,578	2,255
Repurchase of Class A non-voting shares for cancellation	(453)	-
Zero coupon promissory note repayments	(2,322)	-
Proceeds from issuance of bank loans	25,000	-
Bank loan repayments	(833)	-
Increase in bank call loans	22,700	36,147
Cash provided by financing activities	48,521	37,273
Net increase in cash and cash equivalents
	4,233	1,692
Cash and cash equivalents, beginning of period	16,115	24,217
Cash and cash equivalents, end of period	$20,348	$25,909
Supplemental Disclosure of cash flow information:
Cash paid during the quarter for
Interest	$1,113	$2,038
Income taxes	$24	$3,619
Non-cash acquisition activity (see note 11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002
(Expressed in thousands of U.S. dollars)
Share capital
Balance at beginning of period	$34,471	$34,257
Issue of Class A non-voting shares	5,578	2,255
Repurchase of Class A non-voting shares for cancellation	(453)	-
Balance at end of period	$39,596	$36,512

Contributed capital
Balance at beginning of period	$5,028	$4,113
Tax benefit from employee stock options exercised	660	515
Balance at end of period	$5,688	$4,628

Retained earnings
Balance at beginning of period	$208,137	$203,325
Net profit for the period	7,487	3,406
Dividends	(1,149)	(1,129)
Balance at end of period	$214,475	$205,602

Shareholders’ equity	$259,759	$246,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Fahnestock Viner Holdings Inc. ("FVH") and its subsidiaries (together, the "Company"). The principal subsidiary of FVH is Fahnestock & Co. Inc. ("Fahnestock"), a registered broker-dealer in securities. Fahnestock operates under its own name and as the Oppenheimer & Co. division of Fahnestock. Fahnestock owns Freedom Investments, Inc., a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles (GAAP) generally accepted in the United States of America. These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-K for the year ended December 31, 2002. Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to quarterly financial reporting.

The financial statements include all adjustments, which in the opinion of management are normal and recurring and necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

(b) Brokerage operations

Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customers’ securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date. Related commission income and expense is recorded on a trade date basis. Securities owned and securities sold, but not yet purchased, are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in net trading revenues in the year in which the change occurs. Other financial instruments are carried at fair value or amounts that approximate fair value.

(c) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(d) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(e) Goodwill

Goodwill arose upon the acquisitions of Fahnestock, First of Michigan Capital Corporation, Josephthal Group, Inc., Grand Charter Group Incorporated and the Oppenheimer & Co. Inc. division. Goodwill is subject to an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2002 has been tested for impairment and no such impairment was recorded.

(f) Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names arising upon the acquisition of the Oppenheimer & Co. division. Amortization of customer relationships is provided on a straight-line basis over 80 months. Trademarks and trade names, which are not amortized, are subject to an annual test for impairment to determine if the fair value is less than its carrying amount.

(g) Property, plant and equipment

Furniture, fixtures, proprietary software and leasehold improvements and stock exchange seats are stated at cost. Depreciation of furniture, fixtures and proprietary software is provided on the straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

(h) Foreign currency translations

Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at year end; revenue and expenses at average rates for the year; and non-monetary assets and share capital at historic rates.

(i) Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes". Deferred income tax assets and liabilities arise from "temporary differences" between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates.

(j)Securities lending activities

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $239,093,000 (2002 - $480,938,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $260,292,000 (2002 - $514,213,000).

(k) Resale and repurchase agreements

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

(l) Revenues

Investment banking fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the transaction is substantially completed and income is reasonably determinable. Management and investment advisory fees are recorded as earned.

(m) Interest expense

Included in interest expense is interest on bank loans, debt, payments in lieu of interest on securities loaned and interest paid with respect to repurchase agreements.

(n) Stock-based compensation plans

The Company has a stock-based compensation plan, which is described in note 3. No compensation expense is recognized for this plan when stock options are issued to employees as the options are at fair value at the date of grant. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and FIN No. 46, "Consolidation of Variable Interest Entities". The Company has reviewed this statement and these interpretations and does not expect their adoption to have a material impact on its financial results. The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard in fiscal 2003.

3. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares ("Class A Shares") and Class B shares ("Class B Shares") outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended March 31,
	2003	2002
Basic weighted average number of shares outstanding	12,717,054	12,542,228
Net effect, if converted method	3,016,415	-
Net effect, treasury method	214,574	412,839
Diluted common shares	15,948,043	12,955,067

Net profit for the period, as reported	$7,487,000	$3,406,000
Effect of dilutive exchangeable debentures	305,000	-
Net profit, available to shareholders and assumed conversions	$7,792,000	$3,406,000

Basic earnings per share	$0.59	$0.27
- Before cumulative effect of a change in accounting principle	$0.59	$0.13
- Cumulative effect of a change in accounting principle	-	$0.14
Diluted earnings per share	$0.49	$0.26

On May 12, 2003 the shareholders of the Company voted to approve the conversion of the convertible debenture issued by a subsidiary of the Company into a second exchangeable debenture, which would be exchangeable, pursuant to its terms, for approximately 3.8 million Class A Shares of the Company. The second exchangeable debenture, when issued, results in diluted earnings per share for the three months ended March 31, 2003 of $0.41 per share. See notes 5 and 11.

Stock based compensation

The following presents pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended March 31,
	2003	2002
Net profit, as reported	$7,487	$3,406
Stock-based employee compensation expense included in reported net income	-	-
Additional compensation expense	445	469
Pro forma net profit	$7,042	$2,937

Basic profit per share, as reported	$0.59	$0.27
Diluted profit per share, as reported	$0.49	$0.26

Pro forma basic profit per share	$0.55	$0.23
Pro forma diluted profit per share	$0.46	$0.23

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002, respectively, was $873,000 and $1,226,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation is not indicative of future amounts because it does not take into consideration future grants, or any difference between actual and assumed forfeitures.

4. Securities owned and securities sold, but not yet purchased (at fair market value)

	2003	2002
Securities owned consist of:
Corporate equities	$26,396,000	$11,467,000
Corporate and sovereign debt	22,418,000	16,522,000
U.S. government and agency and state and municipal government obligations	15,396,000	22,103,000
Money market funds	723,000	-
Options and other	705,000	81,000
	$65,638,000	$50,173,000
Securities sold, but not yet purchased consist of:
Corporate equities	$3,085,000	$5,049,000
Corporate debt	7,752,000	3,935,000
U.S. government and agency and state and municipal government obligations and other	1,365,000	622,000
	$12,202,000	$9,606,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at March 31, 2003 are securities with fair market values of approximately $12,368,000, which are related to deferred compensation liabilities to Oppenheimer & Co Inc. division employees. At March 31, 2003, the Company has pledged securities owned of approximately $2,646,000 ($1,078,000 at December 31, 2002) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

5. Long term debt

Issued	Maturity Date	Interest Rate	March 31, 2003
Zero Coupon Promissory Note,
January 2, 2003 (a)	-	0%	$63,192,000
Less current portion			(13,489,000)
Long term portion			49,703,000

First Variable Rate Exchangeable Debenture, January 6, 2003 (b)	January 2, 2013	3%	69,981,000

Convertible Debenture, January 6, 2003 (c)	January 2, 2006	3%	90,841,000

			$210,525,000
  The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Fahnestock, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.
  The First Variable Rate Exchangeable Debenture is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in the first year, 4% in years two through four, and 5% in year five through maturity. The First Variable Rate Exchangeable Debenture, which matures on January 2, 2013, contains a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December.
  The Convertible Debenture, which matures on January 2, 2006, is convertible into a Second Variable Rate Exchangeable Debenture, exchangeable for approximately 3.8 million Class A Shares of the Company, on the same terms as the First Variable Rate Exchangeable Debenture described in (b) above, upon the approval of a majority of both the Class A and Class B shareholders. Such approval was obtained at the Annual and Special Meeting held on May 12, 2003.

6. Net Capital Requirements

The Company's major subsidiaries, Fahnestock and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At March 31, 2003, the net capital of Fahnestock as calculated under the Rule was $151,595,000 or 33% of Fahnestock's aggregate debit items. This was $142,472,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2003, Freedom had net capital of $3,211,000, which was $2,961,000 in excess of the $250,000 required to be maintained at that date.

7. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at March 31, 2003 are as follows:

Balance of 2003	$20,225,000
2004	23,697,000
2005	20,672,000
2006	19,136,000
2007	17,496,000
2008 and thereafter	73,890,000
Total	$175,116,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

8. Financial instruments with off-balance sheet risk and concentration of credit risk

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

Securities sold, but not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased, may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2003, the Company had approximately $550 million of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $57,042,000 under securities loan agreements. In addition, the Company has received collateral of approximately $226,488,000 under securities borrow agreements, of which the Company has repledged approximately $199,704,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $107,574,000.

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

At March 31, 2003 the Company had outstanding commitments to buy and sell of $335,000 and $100,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

At the present time, the Company clears its Oppenheimer & Co. division securities transactions through CIBC World Markets. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At March 31, 2003, the Company has recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

9. Related Party Transactions

The Company has notes and accounts receivable from employees, net, of approximately $99,169,000 at March 31, 2003, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unamortized portion of the notes become due and payable on demand in the event the employee departs during the service period.

As at March 31, 2003, the Company has future commitments to make loans to employees against notes receivable of approximately $23,090,000 to certain employees provided that they are employees of the Company at that future date. These notes, if issued, will have terms similar to those described above.

10. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s business is conducted primarily in the United States. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three Months ended March 31,
	2003	2002
Revenue:
Private Client	$114,434	$47,721
Capital Markets	41,337	16,427
Asset Management	4,012	4,618
Other	1,068	1,751
Total	$160,851	$70,517
Operating Income:
Private Client *	$(12,335)	$(3,810)
Capital Markets	3,443	1,853
Asset Management	3,245	3,382
Other	18,544	1,181
Total	$12,897	$2,606

* Losses in the Private Client segment in 2003 are the result of transition services costs relating to the Oppenheimer & Co. division, which will continue until Oppenheimer & Co division’s client accounts are converted to the Company’s clearing platform at the end of May 2003 as well as significant litigation settlement costs relating to Josephthal. Losses in the Private Client segment in 2002 are the result of operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD, and include litigation settlement costs, retention and severance costs and the costs of under-utilized facilities.

11. Acquisitions

On January 2, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Corp. ("World Markets"), a wholly-owned subsidiary of Canadian Imperial Bank of Commerce ("CIBC"), and agreed to complete, at a later date, the acquisition of the U.S. Asset Management Division of World Markets. The U.S. Private Client Division, now operating as the Oppenheimer & Co. division, employs approximately 620 brokers in 18 branch offices located across the United States. Client assets at December 31, 2002 were approximately $30 billion. The acquisition more than doubles the Company’s private client presence in terms of client assets and provides managerial expertise to the organization. The acquisition was accounted for by the purchase method. The Company engaged an independent evaluator to identify and value intangible assets acquired. The fair value of assets acquired, included in the table below, is based on preliminary estimates. The Company does not expect these values to materially change when the final report is issued.

The following table summarizes the estimated fair value of assets acquired, in thousands of dollars.

Prepaid expenses	$1,206
Marketable securities	12,783
Property, plant and equipment	11,320
Notes receivable	65,513
Other assets	2,081
Intangible assets	36,600
Goodwill	125,932
Less:
Deferred compensation liabilities	(12,783)
Accrued expenses and accounts payable	(1,115)
Purchase price paid	$241,537

The aggregate purchase price of approximately $241,537,000 was paid as follows:

$12,659,000	paid by Fahnestock in cash at closing from cash on hand
$ 2,542,000	paid by Fahnestock after March 31, 2003 from available cash on hand
$65,514,000	was paid with the proceeds of the issuance by Viner Finance Inc, a wholly-owned subsidiary of the Company, to World Markets, of a zero coupon promissory note (i)
$160,822,000	was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)
  The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Fahnestock, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.
  Two debentures were issued. The first variable rate exchangeable debenture, in the principal amount of approximately $70 million, is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The first variable rate exchangeable debenture matures in ten years, and bears interest at an annual rate of interest of 3% in the first year, 4% in years two through four, and 5% in years five through maturity. The convertible debenture, in the principal amount of approximately $91 million, is convertible into a second variable rate exchangeable debenture with the same terms as the first variable rate exchangeable debenture, subject to approval of the Company’s Class A and Class B shareholders. Such approval was granted at the May 12, 2003 annual meeting. The second variable rate exchangeable debenture is exchangeable for approximately 3.8 million Class A Shares of the Company. The first and second (when issued) variable rate exchangeable debentures will be exchangeable for an aggregate of 6,932,000 Class A Shares (approximately 35% of the Class A Shares on a fully diluted basis) plus a potential additional issuance of up to approximately 208,000 Class A Shares if the debentures are exchanged, the holders exercise their rights to have the resulting Class A Shares sold and the holders realize a price of less than $23.20 per share.

In addition, the Company has entered into a credit arrangement with CIBC wherein it has borrowed $25 million and may borrow a further $25 million, as required, to finance retention notes to the new employees. The loans are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes are collected earlier.

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisition of the Oppenheimer & Co. division as if the transaction was consummated as at January 1, 2002. The Company’s results for the three months ended March 31, 2003 include the results of the Oppenheimer & Co. division. The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the period presented, or of future operations of the combined companies. CIBC has an October 31st year end and therefore, the financial information for the acquired division relates to its first quarter ended January 31, 2002. Expenses included in the pro forma presentation for the three months ended March 31, 2002 include corporate expense allocations, reflecting the manner in which this division was managed within CIBC. In the three months ended March 31, 2003, the Company has incurred certain transition costs relating to the continued management and clerical support and clearing services provided by World Markets. The Company anticipates substantial cost savings after the conversion of the client accounts of the acquired division to the Company’s clearing platform. Such anticipated cost savings are not reflected in the table presented below.

Three Months ended March 31,
Expressed in thousands of dollars	2002

Revenue	$162,161
Loss before tax from operations	($3,680)
Net loss	($2,134)
Basic loss per share	($0.17)
Diluted loss per share	($0.11)

On May 12, 2003 the shareholders of the Company voted to approve the conversion of the convertible debenture issued by a subsidiary of the Company into a second exchangeable debenture, which would be exchangeable, pursuant to its terms, for approximately 3.8 million Class A Shares of the Company. The second exchangeable debenture, when issued, results in pro forma diluted loss per share for the three months ended March 31, 2002 of $0.07 per share.

In addition the Company expects to close the acquisition of the U.S. Asset Management Division of World Markets by mid-May 2003 for an expected cash payment of approximately $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2002.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 100 offices in 22 states located throughout the United States. Fahnestock conducts business in South America through local broker-dealers. At March 31, 2003, the Company employed approximately 2,855 people, of whom 1,773 were financial consultants.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in note 1 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies.

Valuation of Financial Instruments
Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash equivalents; deposits with clearing organizations; securities owned; and securities sold, but not yet purchased.  Where available, the Company uses prices from independent sources, such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Intangible Assets and Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives, unless the asset is determined to have an indefinite useful life. Intangible assets consist of goodwill related to the acquisitions of Fahnestock, First of Michigan Corporation, Prime Charter Ltd., Josephthal & Co. Inc. and the Oppenheimer & Co. division. Goodwill has been allocated to the private client reporting unit pursuant to SFAS No. 142. The Company obtained an independent valuation of assets acquired and liabilities assumed with respect to the acquisition of the Oppenheimer & Co. division in 2003. This valuation involved significant estimates, which were based on historic data, revenue projections and industry experience. The Company has identified intangible assets relating to customer relationships, which it is amortizing over their useful lives and trademarks and trade names, which are being evaluated for impaiment on at least an annual basis. The remaining excess cost of the Oppenheimer & Co. division is being allocated to goodwill.

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

Reserves
The Company records reserves related to legal proceedings in  "other payables and accrued expenses". The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss, if any, in the client's account; the basis and validity of the claim; the possibility of wrong doing on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

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

Results of Operations

Fahnestock Viner Holdings Inc. reported net profit of U.S.$7,487,000 or $0.59 per share for the first quarter of 2003, an increase of 120% in net profit when compared to net profit of U.S.$3,406,000 or $0.27 per share in the first quarter of 2002. Revenue for the first quarter of 2003 was U.S. $160,851,000, an increase of 128% compared to revenue of U.S. $70,517,000 in the first quarter of 2002. At March 31, 2003, shareholders’ equity was approximately U.S. $259,759,000 and book value per share was U.S. $20.31 compared to shareholders’ equity of U.S. $246,743,000 and book value per share of U.S. $19.62 at March 31, 2002.

The results of the first quarter of 2003 reflect the changed face of the Company after the acquisition by the Company on January 2, 2003 of the Oppenheimer & Co. division (the U.S. private client business of CIBC World Markets). This acquisition more than doubled the Company’s private client presence, adding approximately 620 financial consultants in 18 offices, at closing. The aggregate purchase price was approximately U.S. $242 million. The Company will begin self-clearing the private client business in the second quarter of 2003. Until that time, CIBC is providing operational and administrative services to the Company on a transition basis. This arrangement (which was anticipated) precludes the attainment of certain operating efficiencies and cost savings that are contemplated after the conversion of the client accounts to the Company’s clearing platform.

The Company expects to close on its purchase of Oppenheimer Asset Management (CIBC’s U.S. Asset Management Division) by mid-May, 2003. Oppenheimer Asset Management currently manages client assets totaling over U.S. $8 billion. The business includes internally managed funds, alternative investments (including hedge funds) and third party managed high net worth accounts.

Revenue in the first quarter of 2003 included the favorable arbitration award in the amount of $21,750,000 against another broker dealer in a raiding case involving the sales force of First of Michigan Corporation (a company acquired by Fahnestock in 1997). Expenses on the first quarter of 2003 included approximately $5 million in litigation losses from cases arising at Josephthal & Co (a company acquired by Fahnestock in 2001), as well as approximately $1.2 million in write-downs of investments in non-marketable securities. The results for the first quarter of 2002 included the effect of a change in accounting principle relating to the write-off of "negative goodwill" amounting to $1,774,000 or $0.14 per share.

During the first quarter of 2003, market conditions remained difficult due to uncertainty about war in Iraq, a nuclear confrontation in North Korea, as well as worries about a slowing domestic economy, including anticipated poor corporate earnings results and concerns about corporate governance issues. Investors continued to favor fixed income investments over equities, as interest rates reached their lowest levels in 50 years. Many people believe that the end to the war in Iraq, and a reduction in the rising rate of unemployment, are likely to lead to an improved environment in future quarters.

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. Commission revenue increased by 95% in the first quarter of 2003 compared to the first quarter of 2002 as a result of the acquisition of the Oppenheimer & Co. division, which more than offset generally lower commission levels in 2003 compared to 2002. Weaker market conditions in 2003 resulted in lower commission levels generated from the Company’s branches in 2003 compared to 2002. Net revenue from principal transactions increased by 91% compared to the first quarter of 2002 due to business generated by the Oppenheimer & Co. division, higher trading profits from fixed income securities as a result of lower interest rates and higher bond prices in the first quarter of 2003 compared to the same period in 2002. Investment banking revenues increased by 213% compared with the first quarter of 2002, related to increased participation in the issuance of closed-end funds and debt securities primarily as a result of the Oppenheimer & Co. division acquisition. Advisory fees increased by 103% in the first quarter of 2003 compared to the comparable period of 2002, primarily as a result of the acquisitions of the Oppenheimer & Co. division on January 3, 2003 and the business of BUYandHOLD Securities in March 2002. Arbitration award income reflects the arbitration award with respect to the raiding case involving the sales force of First of Michigan Corporation.

Net interest revenue (interest revenue less interest expense) increased by 59% in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of interest earned on the Oppenheimer & Co. division client balances carried by CIBC World Markets.

Expenses increased by 118% in the first quarter of 2003 compared to the first quarter of 2002. The increase in expenses can be attributed to the acquisitions of Oppenheimer & Co. on January 2, 2003 and the business of BUYandHOLD in March 2002. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the first quarter of 2003 compared to the first quarter of 2002. In addition, the fixed component of compensation expense increased with the increase in staff in newly acquired offices to handle the business of the larger entity. The cost of clearing and exchange fees increased 251% in the first quarter of 2003 compared to the same period of 2002 due to the costs associated with the clearing of Oppenheimer & Co. division client accounts by World Markets during the transition period. The cost of communications and technology increased 48% in the first quarter of 2003 compared to the first quarter of 2002 due to the costs associated with connecting approximately 56% more financial consultants and 18 more branch offices in 2003 compared to 2002. Occupancy costs increased by 73% in the first quarter of 2003 compared to the first quarter of 2002 due to the additional costs of 18 branch locations in 2003 compared to 2002. Occupancy costs are being aggressively addressed and plans are underway for utilizing previously underutilized space. The Company does not expect to have any unutilized space after the second quarter of 2003. Other expenses were significantly affected by litigation settlement costs of former Josephthal & Co. clients. In the poor market environment experienced over the past several years client litigation traditionally increases. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

Liquidity and Capital Resources

Total assets at March 31, 2003 increased by approximately 9% from December 31, 2002 due primarily to the acquisition of Oppenheimer & Co. division. Liquid assets accounted for 83% of total assets, compared to 98% at year-end. The Oppenheimer acquisition resulted in the addition of fixed assets, intangibles and goodwill, all considered long term in nature. Current assets at March 31, 2003 decreased by 7% compared to the previous year end because of a decline in stock borrow/stock loan activity, which more than offset the increase in notes receivable and other assets. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Fahnestock has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2003, $63,067,000 of such borrowings were outstanding, an increase of 289% compared to outstanding borrowings at December 31, 2002. At March 31, 2003, the Company had available collateralized and uncollateralized letters of credit of $34,500,000.

In connection with the acquisition of the Oppenheimer & Co. division, the Company issued debentures in the amount of approximately $161 million and zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The interest due on the debentures is payable semi-annually and will be financed from internally-generated funds. The principal payments on the zero coupon promissory notes will also be financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer & Co. division, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and expects to borrow the balance in July 2003. The borrowings are being used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally-generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

Pursuant to a Normal Course Issuer Bid, which commenced on July 9, 2002 and terminates on July 8, 2003, the Company may purchase up to 620,700 of its Class A Shares through the facilities of the New York and Toronto Stock Exchanges. During the first quarter of 2003 the Company purchased a total of 19,900 Class A Shares at an average price of $22.77 per share through the facilities of the New York Stock Exchange. All shares purchased have been cancelled.

On February 28, 2003, the Company paid cash dividends of U.S.$0.09 per Class A Share and Class B Share totaling $1,149,000 from available cash on hand.

On April 24, 2003, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A and Class B Share payable on May 23, 2003 to shareholders of record on May 9, 2003.

The book value of the Company’s Class A and Class B Shares is $20.31 at March 31, 2003 compared to $19.62 at March 31, 2002, an increase of 4%, based on total outstanding shares of 12,788,118 and 12,578,947, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal. Additional disclosure relating the Company’s commitments appears in note 8 to the consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at March 31, 2003.

Contractual Obligations (In millions of dollars)

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$20	$24	$21	$19	$17	$74	$175
Supplemental Executive Retirement Plan	1	-	-	-	-	1	2
Assumed Josephthal notes	4	4	-	-	-	1	9
Total	$25	$28	$21	$19	$17	$76	$186

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and FIN No. 46, "Consolidation of Variable Interest Entities". The Company has reviewed this statement and these interpretations and does not expect their adoption to have a material impact on its financial results. The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard in fiscal 2003.

Factors Affecting "Forward-Looking Statements"

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation and (xiii) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Credit Risk

Credit risk arises from non-performance by trading counterparties, customers and issuers of debt securities held in the Company’s inventory. The Company manages this risk by imposing and monitoring position limits, regularly reviewing trading counterparties, monitoring and limiting securities concentrations, marking positions to market on a daily basis to evaluate and establish the adequacy of collateral, and, with respect to trading counterparties, conducting business through clearing corporations which guarantee performance.

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

At March 31, 2003 and 2002, the Company’s value-at-risk for each component of market risk was as follows (in thousands of U.S. dollars):

	As at March 31,
	2003	2002

Interest rate risk	$127	$143
Equity price risk	309	250
Diversification benefit	(50)	(87)

Total	$386	$306

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2003 from those reported in 2002 reflect changes in the size and composition of the Company’s trading portfolio at March 31, 2003 compared to March 31, 2002, which include a larger position in equities. At March 31, 2003 the Company was not holding any hedging positions, thus reducing the diversification benefit compared to the comparable period in 2002 when it did hold such positions. At March 31, 2003, the Company held securities in the approximate amount of $12,368,000, which are related to deferred compensation liabilities to the Oppenheimer & Co. division’s employees and which bear additional value-at-risk of approximately $213,000.

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

ITEM 4. Controls and Procedures

     Within the 90-day period preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

First of Michigan Corporation n/k/a Fahnestock & Co. Inc., a subsidiary of the Company, was awarded monetary damages by a National Association of Securities Dealers Dispute Resolution Panel on January 14, 2003. On January 22, 2003, Fahnestock & Co. Inc. received the cash sum of $21,750,000 with respect to this award.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

    Exhibits

    99.1 Certification of Albert G. Lowenthal

    99.2 Certification of Elaine K. Roberts

    Reports on Form 8-K
    Form 8-K, filed January 6, 2003 – reporting pursuant to Item 5 of such Form the Company’s completion of the acquisition of the U.S. Private Client Division of CIBC World Markets Corp. and the agreement to complete the acquisition of the U.S. Asset Management Division of CIBC World Markets at a later date.
    Form 8-K, filed January 17, 2003 – reporting pursuant to Items 2 and 7 of such Formthe Company’s completion of the acquisition of the U.S. Private Client Division of CIBC World Markets Corp, a subsidiary of Canadian Imperial Bank of Commerce, and the anticipated closing of the acquisition by the Company of the U.S. Asset Management Division of CIBC World Markets Corp.
    Form 8-K, filed January 23, 2003 – reporting pursuant to Item 5 of such Form the award to First of Michigan Corporation n/k/a Fahnestock & Co. Inc. of $21,750,000 of monetary damages by a National Association of Securities Dealers Dispute Resolution Panel on January 14, 2003 and the receipt of such monetary damages on January 22, 2003.
    Amendment No. 1 to Form 8-K, filed March 18, 2003 – reporting pursuant to Item 7 of such Form, a delay in filing of the historical audited financial statements of the divisions purchased from CIBC World Markets Corp. and the related pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 12th day of May, 2003.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"

A.G.Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

By: "E.K. Roberts"

E.K.Roberts, President, Treasurer and Chief Financial Officer

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

May 12, 2003

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

"E.K. Roberts"
Name: Elaine K. Roberts
Title: Chief Financial Officer

May 12, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

         The undersigned, Albert G. Lowenthal, Chairman and Chief Executive Officer of Fahnestock Viner Holdings Inc. (the "Company"), hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Company filed with the Securities and Exchange Commission on the date hereof  (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period specified.

         Signed at the New York, New York, this 12th day of May, 2003.

                                                       "A.G. Lowenthal"
                                                       Albert G. Lowenthal
                                        Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff, upon request.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

         The undersigned, Elaine K. Roberts, President and Chief Financial Officer of Fahnestock Viner Holdings Inc. (the "Company"), hereby certifies that to her knowledge the Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Company filed with the Securities and Exchange Commission on the date hereof  (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period specified.

         Signed at the City of Toronto, Ontario, Canada, this 12th day of May, 2003.

                                                       "E.K. Roberts"
                                                       Elaine K. Roberts
                                        President and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff, upon request.