Form 10-Q
period 2003-06-30
FAHNESTOCK VINER HOLDINGS INC
filed 2003-08-12
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on August 6, 2003 was 12,729,918 and 99,680 shares, respectively.

FAHNESTOCK VINER HOLDINGS INC.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2003 and 2002

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART 1

FINANCIAL INFORMATION

Item. 1 Financial Statements

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2003	2002
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$34,984	$16,115
Restricted deposits	10,778	7,440
Deposits with clearing organizations	10,651	3,606
Receivable from brokers and clearing organizations	646,277	492,094
Receivable from customers	943,772	392,929
Securities owned including amounts pledged of $2,167
($1,078 in 2002), at market value	92,443	50,173
Notes receivable	94,118	17,011
Other	54,652	28,419
	1,887,675	1,007,787
Other assets
Stock exchange seats (approximate market value
$5,198; $6,716 in 2002)	2,994	2,994
Fixed assets, net of accumulated depreciation of
$27,333; $23,367 in 2002	21,292	8,488
Intangible assets, net of amortization	36,225	-
Goodwill	137,889	11,957
	198,400	23,439

	$2,086,075	$1,031,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2003	2002
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$59,817	$21,653
Bank call loans	178,194	16,200
Payable to brokers and clearing organizations	644,203	520,743
Payable to customers	583,522	162,343
Securities sold, but not yet purchased, at market value	12,884	9,606
Accounts payable and other liabilities	101,394	50,745
Income taxes payable	5,445	2,057
Current portion of long term debt	14,690	-
	1,600,149	783,347
Long term liabilities
Bank loans payable	12,024	-
Long term debt	204,301	-
Deferred income taxes	2,464	243
	218,789	243
	1,818,938	783,590

Shareholders' equity
Share capital
12,721,563 Class A non-voting shares
(2002 - 12,397,007 shares)	39,978	34,338
99,680 Class B voting shares	133	133
	40,111	34,471
Contributed capital	5,783	5,028
Retained earnings	221,243	208,137
	267,137	247,636

	$2,086,075	$1,031,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$78,830	$33,904	$147,154	$68,890
Principal transactions, net	40,109	11,891	66,207	25,540
Interest	10,547	6,953	21,166	13,595
Underwriting fees	12,534	5,786	27,395	10,535
Advisory fees	14,571	5,971	29,760	13,454
Arbitration award	-	-	21,750	-
Other	7,806	3,639	11,816	6,647
	164,397	68,144	325,248	138,661
EXPENSES:
Compensation and related
expenses	101,467	40,525	198,963	84,390
Clearing and exchange fees	5,740	2,283	12,722	4,273
Communications	16,010	8,961	27,782	16,909
Occupancy costs	10,815	5,779	21,269	11,819
Interest	4,331	1,871	7,492	3,817
Other	12,433	6,813	30,522	12,935
	150,796	66,232	298,750	134,143
Profit before income taxes	13,601	1,912	26,498	4,518
Income tax provision	5,682	1,029	11,092	2,003
Profit before cumulative effect of a change in accounting principle	7,919	883	15,406	2,515
Cumulative effect of a change in accounting principle	-	-	-	1,774
NET PROFIT FOR PERIOD	$7,919	$883	$15,406	$4,289

Basic earnings per share (note 3)	$0.62	$0.07	$1.21	$0.34
- Operations	$0.62	$0.07	$1.21	$0.20
- Cumulative effect of a change in accounting principle	-	-	-	$0.14
Diluted earnings per share	$0.43	$0.07	$0.84	$0.33

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$7,919	$883	$15,406	$4,289
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,075	1,453	4,341	2,522
Write off of unamortized negative goodwill		-	-	(1,774)
Deferred tax liability	1,111	-	2,464	-
Tax benefit from employee stock options exercised	95	93	755	608
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(2,033)	(200)	(3,338)	12
Deposits with clearing organizations	(5,554)	(1,354)	(7,045)	2,522
Receivable from brokers and clearing
organizations	(347,154)	(115,013)	(154,183)	(94,474)
Receivable from customers	(549,080)	50,742	(550,843)	24,296
Securities owned	(26,805)	1,637	(29,487)	4,318
Notes receivable	5,050	(872)	(11,594)	(3,521)
Other assets	(9,929)	4,666	(18,960)	(2,243)
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	34,001	1,626	38,164	955
Payable to brokers and clearing organizations	362,159	94,364	123,460	107,844
Payable to customers	427,345	(15,481)	421,179	(52,146)
Securities sold, but not yet purchased	682	573	3,278	(1,026)
Accounts payable and other liabilities	(259)	(6,832)	33,674	(8,326)
Income taxes payable	2,187	80	3,388	(189)
Cash (used in) provided by operating activities	(98,190)	16,365	(129,341)	(16,333)

Cash flows from investing activities:
Purchase of the business of Oppenheimer & Co.	(4,031)	-	(16,690)	-
Purchase of the business of BUYandHOLD	-	-	-	(2,297)
Purchase of fixed assets	(4,635)	(321)	(5,113)	(907)
Cash used in investing activities	(8,666)	(321)	(21,803)	(3,204)

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,151)	(1,132)	(2,300)	(2,261)
Issuance of Class A non-voting shares	647	390	6,225	2,645
Repurchase of Class A non-voting shares
for cancellation	(132)	(1,834)	(585)	(1,834)
Zero coupon promissory note repayments	(5,023)	-	(7,345)	-
Proceeds from issuance of bank loans	-	-	25,000	-
Bank loan repayments	(2,024)	-	(2,857)	-
Increase in bank call loans	129,175	(16,139)	151,875	20,008
Cash provided by (used in) financing activities	121,492	(18,715)	170,013	18,558

Net increase (decrease) in cash and cash equivalents	14,636	(2,671)	18,869	(979)
Cash and cash equivalents, beginning of period	20,348	25,909	16,115	24,217

Cash and cash equivalents, end of period	$34,984	$23,238	$34,984	$23,238

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2,394	$1,891	$3,507	$3,929
Income taxes	$2,314	$905	$2,338	$4,524
Non-cash acquisition activity (see note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAHNESTOCK VINER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$39,596	$36,512	34,471	$34,257
Issue of Class A non-voting shares	647	390	6,225	2,645
Repurchase of Class A non-voting shares for cancellation	(132)	(1,834)	(585)	(1,834)
Balance at end of period	$40,111	$35,068	$40,111	$35,068

Contributed capital
Balance at beginning of period	$5,688	$4,628	$5,028	$4,113
Tax benefit from employee stock options exercised	95	93	755	608
Balance at end of period	$5,783	$4,721	$5,783	$4,721

Retained earnings
Balance at beginning of period	$214,475	$205,602	$208,137	$203,325
Net profit for the period	7,919	883	15,406	4,289
Dividends	(1,151)	(1,132)	(2,300)	(2,261)
Balance at end of period	$221,243	$205,353	$221,243	$205,353

TOTAL SHAREHOLDERS' EQUITY	$267,137	$245,142	$267,137	$245,142

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

The financial statements include all adjustments, which in the opinion of management are normal and recurring and necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

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

(e) Goodwill

Goodwill arose upon the acquisitions of Fahnestock, First of Michigan Capital Corporation, Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer & Co. division. Goodwill is subject to an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2002 has been tested for impairment and no such impairment was recorded.

(f) Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names arising upon the acquisition of the Oppenheimer & Co. division. Amortization of customer relationships is provided on a straight-line basis over 80 months. The amortization expense relating to intangible assets for each of the five succeeding years approximates $750,000. Trademarks and trade names, which are not amortized, are subject to an annual test for impairment to determine if the fair value is less than its carrying amount.

(g) Property, plant and equipment

Furniture, fixtures, proprietary software and leasehold improvements and stock exchange seats are stated at cost. Depreciation of furniture, fixtures and proprietary software is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

(h) Foreign currency translations

Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and share capital at historical rates.

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

The Company monitors the market value of securities borrowed and loaned on a daily basis and may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $530,906,000 (as at December 31, 2002 - $480,938,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $572,118,000 (as at December 31, 2002 - $514,213,000).

(k) Resale and repurchase agreements

Transactions involving purchases of securities under agreements to resell ("reverse repurchase agreements") or sales of securities under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and recorded at their contractual resale or repurchase amounts plus accrued interest.

The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under reverse repurchase agreements. Collateral is valued daily and adjusted when appropriate.

(l) Revenues

Investment banking fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

Asset management fees are generally recognized over the period the related service is provided based upon average net asset values. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in "Advisory fees" in the consolidated statements of earnings.

(m) Interest expense

Included in interest expense is interest on bank loans, debt, payments in lieu of interest on securities loaned and interest paid with respect to repurchase agreements.

(n) Stock-based compensation plans

The Company has a stock-based compensation plan. No compensation expense is recognized for this plan when stock options are issued to employees as the options are exercisable at the fair value at the date of grant. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46, "Consolidation of Variable Interest Entities", SFAS No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has reviewed these statements and interpretations and does not expect their adoption to have a material impact on its financial results. The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard in fiscal 2003.

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

Earnings per share has been calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Basic weighted average number of shares outstanding	12,803,430	12,576,771	12,717,516	12,559,595
Net effect, if converted method	6,932,000	-	6,932,000	-
Net effect, treasury method	300,780	264,162	249,469	356,382
Diluted common shares (1)	20,036,210	12,840,933	19,898,985	12,915,977
Net profit for the period, as reported	$7,919,000	$883,000	$15,406,000	$4,289,000
Effect of dilutive exchangeable debentures	661,000	-	1,360,000	-
Net profit, available to shareholders and assumed conversions	$8,580,000	$883,000	$16,766,000	$4,289,000

Basic earnings per share	$0.62	$0.07	$1.21	$0.34
- Before cumulative effect of a change in accounting principle	$0.62	$0.07	$1.21	$0.20
- Cumulative effect of a change in accounting principle	-	-	-	$0.14
Diluted earnings per share	$0.43	$0.07	$0.84	$0.33

(1) The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2003	2002	2003

Number of antidilutive options, end of period	298,000	520,000	373,000	376,000

Stock based compensation

The following presents pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net profit, as reported	$7,919,000	$883,000	$15,406,000	$4,289,000
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	451,000	470,000	896,000	939,000
Pro forma net profit	$7,468,000	$413,000	$14,510,000	$3,350,000

Basic profit per share, as reported	$0.62	$0.07	$1.21	$0.34
Diluted profit per share, as reported	$0.43	$0.07	$0.84	$0.33

Pro forma basic profit per share	$0.58	$0.03	$1.14	$0.27
Pro forma diluted profit per share	$0.41	$0.03	$0.80	$0.26

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and six months ended June 30, 2003 and 2002 was $142,000 and $1,104,000, and $12,000 and $1,469,000, respectively. The fair value is being amortized over five years on an after-tax basis, where applicable, for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation is not indicative of future amounts because it does not take into consideration future grants, or any difference between actual and assumed forfeitures.

4. Securities owned and securities sold, but not yet purchased (at fair market value)

	June 30, 2003	December 31, 2002
Securities owned consist of:
Corporate equities	$32,888,000	$11,467,000
Corporate and sovereign debt	25,599,000	16,522,000
U.S. government and agency and state and municipal government obligations	31,212,000	22,103,000
Money market funds	2,729,000	-
Options and other	15,000	81,000
	$92,443,000	$50,173,000

Securities sold, but not yet purchased consist of:
Corporate equities	$5,443,000	$5,049,000
Corporate debt	5,958,000	3,935,000
U.S. government and agency and state and municipal government obligations and other	1,483,000	622,000
	$12,884,000	$9,606,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at June 30, 2003 are securities with fair market values of approximately $14,006,000, which are related to deferred compensation liabilities to Oppenheimer & Co. Inc. division employees. At June 30, 2003, the Company has pledged securities owned of approximately $2,167,000 ($1,078,000 at December 31, 2002) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

5. Long term debt

Issued	Maturity Date	Interest Rate	June 30, 2003
Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$58,169,000
Less current portion			(14,690,000)
Long term portion			43,479,000

First Variable Rate Exchangeable Debenture, issued January 6, 2003 (b)	January 2, 2013	3%	69,981,000

Second Variable Rate Exchangeable Debenture, issued May 12, 2003 (c)	January 2, 2013	3%	90,841,000

			$204,301,000

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Fahnestock, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) The First Variable Rate Exchangeable Debenture is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in the first year, 4% in years two through four, and 5% in years five through maturity. The First Variable Rate Exchangeable Debenture, which matures on January 2, 2013, contains a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December.

(c) The Second Variable Rate Exchangeable Debenture was issued upon the conversion of a U.S. $90,841,000 Convertible Debenture due 2006 following the approval of the holders of the Class A and Class B Shares of the Company of such conversion on May 12, 2003. The Second Variable Rate Exchangeable Debenture is exchangeable for approximately 3.8 million Class A Shares of the Company, on the same terms as the First Variable Rate Exchangeable Debenture described in (b) above.

6. Net Capital Requirements

The Company's major subsidiaries, Fahnestock and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule"). Fahnestock computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2003, the net capital of Fahnestock as calculated under the Rule was $77,783,000 or 6% of Fahnestock's aggregate debit items. This was $51,592,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2003, Freedom had net capital of $3,850,000, which was $3,600,000 in excess of the $250,000 required to be maintained at that date.

7. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at June 30, 2003 are as follows:

Balance of 2003	$12,399,000
2004	22,249,000
2005	19,813,000
2006	18,308,000
2007	16,633,000
2008 and thereafter	63,284,000
Total	$152,686,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

The Company’s rent expense for the three and six months ended June 30, 2003 and 2002 was $7,844,000 and $15,971,000, respectively, and $3,399,000 and $6,959,000, respectively.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At June 30, 2003, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $300,439,000 under securities loan agreements. In addition, the Company has received collateral of approximately $548,140,000 under securities borrow agreements, of which the Company has repledged approximately $266,727,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from five major U.S. broker-dealers totaling $248,069,000.

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

At June 30, 2003 the Company had outstanding commitments to buy and sell of $2,557,000 and $2,058,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

Until May 27, 2003, the Company cleared its Oppenheimer & Co. division securities transactions through CIBC World Markets. Accordingly, the Company had credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At June 30, 2003, the Company has recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

Additionally, the Company has a clearing arrangement with Pershing LLC, with terms similar to those described above, to clear certain transactions in foreign securities.

9. Related Party Transactions

The Company has notes and accounts receivable from employees, net, of approximately $94,118,000 at June 30, 2003, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unamortized portion of the notes become due and payable on demand in the event the employee departs during the service period.

As at June 30, 2003, the Company had future commitments to make loans to certain employees against notes receivable of approximately $21,237,000. These notes will have terms similar to those described above.

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

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Expressed in thousands of dollars
Revenue:
Private Client	$130,256	$45,622	$244,690	$93,343
Capital Markets	27,427	14,786	68,764	31,213
Asset Management	5,810	4,396	9,822	9,014
Other	904	3,340	1,972	5,091

Total	$164,397	$68,144	$325,248	$138,661
Operating Income:
Private Client *	$2,108	$(2,480)	$(10,227)	$(6,290)
Capital Markets	8,161	2,206	11,604	4,059
Asset Management	4,910	3,264	8,155	6,646
Other	(1,578)	(1,078)	16,966	103

Total	$13,601	$1,912	$26,498	$4,518

* Losses in the Private Client segment in 2003 are the result of transition services costs relating to the Oppenheimer & Co. division, which continued until the Oppenheimer & Co division’s client accounts were converted to the Company’s clearing platform at the end of May 2003 as well as significant litigation settlement costs relating to Josephthal. Losses in the Private Client segment in 2002 are the result of operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD, and include litigation settlement costs, retention and severance costs and the costs of under-utilized facilities.

11. Acquisitions

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Corp. ("World Markets"), a wholly-owned subsidiary of Canadian Imperial Bank of Commerce ("CIBC"), and agreed to complete the acquisition of the U.S. Asset Management Division of World Markets. The U.S. Private Client Division, now operating as the Oppenheimer & Co. division of Fahnestock, employed approximately 620 brokers in 18 branch offices located across the United States. Client assets at December 31, 2002 were approximately $30 billion. The acquisition more than doubles the Company’s private client presence in terms of client assets and provides managerial expertise to the organization. On June 4, 2003 the Company completed the acquisition of the U.S. Asset Management Division of World Markets, now operating as Oppenheimer Asset Management. Oppenheimer Asset Management includes Oppenheimer Investment Advisers, three investment management consulting programs (Investment Advisory Service, Strategic Asset Review and Portfolio Advisory Service), a broker-managed wrap program (OMEGA) and Advantage Advisors (which includes publicly listed closed end funds and alternative investment offerings). The acquisition was accounted for by the purchase method. The Company engaged an independent evaluator to identify and value intangible assets acquired. The fair value of assets acquired, included in the table below, is based on preliminary estimates. The Company does not expect these values to materially change when the final report is issued.

The following table summarizes the estimated fair value of assets acquired, in thousands of dollars.

Prepaid expenses
$1,206

Marketable securities
12,783

Seed capital investments
3,987

Property, plant and equipment
11,657

Notes receivable
65,513

Other assets
2,081

Intangible assets
36,600

Goodwill
125,932

Less:
Deferred compensation liabilities
(12,783)

Accrued expenses and accounts payable
(3,950)

Purchase price paid
$243,026

The aggregate purchase price of approximately $243,026,000 was paid as follows:

$16,690,000	paid by Fahnestock in cash from cash on hand
$65,514,000	was paid with the proceeds of the issuance by Viner Finance Inc., a wholly-owned subsidiary of the Company, to World Markets, of a zero coupon promissory note (i)
$160,822,000	was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)

(i) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Fahnestock, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(ii) Two debentures were issued. The first variable rate exchangeable debenture, in the principal amount of approximately $70 million, is exchangeable for approximately 3.1 million Class A Shares of the Company at the rate of $23.20 per share. The second variable rate exchangeable debenture, in the principal amount of approximately $91 million, is exchangeable for approximately 3.8 million Class A Shares of the Company at the rate of $23.20 per share. The first and second variable rate exchangeable debentures mature in ten years, and bear interest at an annual rate of interest of 3% in the first year, 4% in years two through four, and 5% in years five through maturity. The first and second variable rate exchangeable debentures will be exchangeable for an aggregate of 6,932,000 Class A Shares (approximately 35% of the Class A Shares on a fully diluted basis) plus a potential additional issuance of up to approximately 208,000 Class A Shares if the debentures are exchanged, the holders exercise their rights to have the resulting Class A Shares sold and the holders realize a price of less than $23.20 per share.

In addition, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings are being used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier.

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisitions of the U.S. Private Client and Asset Management Divisions of World Markets as if the transactions were consummated as at January 1, 2002. The Company’s actual results for the six months ended June 30, 2003 include the results of the Oppenheimer & Co. division of Fahnestock. The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st year-end and therefore, the 2002 financial information for the acquired divisions relates to the three and six months ended April 30, 2002. Expenses included in the pro forma presentation for the three and six months ended June 30, 2002 include corporate expense allocations, reflecting the manner in which this division was managed within CIBC. In the three and six months ended June 30, 2003, the Company incurred certain transition costs relating to the continued management and clerical support and clearing services provided by World Markets. The Company anticipates substantial cost savings after the conversion of the client accounts of the acquired division to the Company’s clearing platform. The conversion took place on May 27, 2003. Such anticipated cost savings are not reflected in the table presented below.

Expressed in thousands of dollars, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$180,731	$184,757	$370,531	$380,628
Profit (loss) before tax from operations	$15,948	($15,004)	$33,136	($19,269)
Net profit (loss)	$9,250	($8,702)	$19,219	($11,176)
Basic earnings (loss) per share	$0.72	($0.69)	$1.51	($0.89)
Diluted earnings (loss) per share	$0.49	($0.41)	$1.03	($0.49)

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 100 offices in 22 states located throughout the United States. Fahnestock conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2003 totalled approximately $47 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Fahnestock. At June 30, 2003 client assets under management by the asset management groups totalled $9.1 billion. At June 30, 2003, the Company employed approximately 3,017 people, of whom 1,769 were financial consultants.

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

Intangible Assets and Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives, unless the asset is determined to have an indefinite useful life. Goodwill relates to the acquisitions of Fahnestock, First of Michigan Capital Corporation, Grand Charter Group Incorporated, Josephthal & Co. Inc. and the Oppenheimer & Co. division and has been allocated to the private client reporting unit pursuant to SFAS No. 142. The Company obtained an independent valuation of assets acquired and liabilities assumed with respect to the acquisition of the Oppenheimer & Co. division in 2003. This valuation involved significant estimates, which were based on historical data, revenue projections and industry experience. The Company has identified intangible assets relating to customer relationships, which it is amortizing over their useful lives and trademarks and trade names, which are being evaluated for impaiment on at least an annual basis. The excess cost of the Oppenheimer & Co. division is being allocated to goodwill.

The Company reviews its goodwill on at least an annual basis in order to determine whether its value is impaired. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  In estimating the fair value of the reporting unit, the Company uses valuation techniques based on multiples of revenues, earnings, book value and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If the value of the goodwill is impaired, the difference between the value of the goodwill reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

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

The Company also estimates taxes payable and records income tax reserves. These reserves are based on historical experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

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

Results of Operations

Net profit for the second quarter of 2003 was $7,919,000 or $0.62 per share, an increase of approximately 800% in net profit when compared to net profit of $883,000 or $0.07 per share in the second quarter of 2002. Revenue for the second quarter of 2003 was U.S. $164,397,000, an increase of over 141% compared to revenue of $68,144,000 in the second quarter of 2002. At June 30, 2003, shareholders’ equity was approximately $267,137,000 and book value per share was $20.84 compared to shareholders’ equity of $245,142,000 and book value per share of $19.58 at June 30, 2002.

Net profit for the six months ended June 30, 2003 was $15,406,000 or $1.21 per share compared to $4,289,000 or $0.34 per share in the first half of 2002, an increase of over 259% in net profit. Revenue for the six months ended June 30, 2003 was $325,248,000 compared to $138,661,000 for the same period in 2002, an increase of 135%.

The results of the three and six months ended June 30, 2003, compared to the same periods of 2002, reflect the changed face of the Company after the acquisition by the Company on January 3, 2003 of the U.S. private client business of CIBC World Markets and the subsequent acquisition of the U.S. asset management business of CIBC World Markets (together, the Oppenheimer & Co. division). This acquisition more than doubled the Company’s private client presence, adding approximately 620 financial consultants in 18 offices, at closing. The aggregate purchase price was approximately U.S. $243 million. The Company began self-clearing substantially all of the private client business at the end of May 2003. Until that time, CIBC provided operational and administrative services to the Company on a transition basis. That arrangement precluded the attainment of certain operating efficiencies and cost savings that became available to the Company post- conversion of the client accounts to the Company’s clearing platform.

The Company closed on its purchase of Oppenheimer Asset Management on June 4, 2003. Oppenheimer Asset Management currently manages client assets totaling over U.S. $8 billion. The business includes internally managed funds, alternative investments (including hedge funds) and third party managed high net worth accounts.

Fahnestock’s results were significantly impacted by the recent integration of its acquisition of the Oppenheimer & Co. division and the closing of the purchase of Oppenheimer Asset Management. In 2003, expenses were impacted by payments to CIBC through May 2003, for various transition services, which the Company utilized during the period. The costs of integration and retention also significantly impacted the 2003 results. On May 27, 2003, Fahnestock assumed clearing and execution of the business of Oppenheimer. There were client service issues and internal operational difficulties encountered as a result of the largest conversion of client accounts in the Company’s history, which were largely rectified by the end of the second quarter. The Company continues to monitor its systems requirements and remains committed to make improvements in service and technology.

The assumption of the clearing functions substantially changed the Company’s balance sheet through increased client receivables and payables, related broker-dealer stock loans and borrows and bank loans, as well as some increase in inventories carried by the Company to accommodate the increased size of the business. The Company continues to believe that this recent acquisition will transform the Company and the Company remains confident that operating margins will improve over coming quarters as overlapping services are eliminated, and integration is completed.

The cessation of full-scale hostilities in Iraq permitted the securities markets to focus on U.S. domestic fiscal and economic matters. Clearly investors liked what they saw, and in the second quarter of 2003 markets experienced one of the strongest rallies since 1999. Interest rates on fixed income securities fell to the lowest level in 30 years, while the broad based stock market indexes rallied 14.9%. Investors seem to have made a determination to look beyond the current quarter into future periods, and clearly expect the economy to pick up momentum in the latter part of 2003 and the first half of 2004 propelled by low interest rates and lower taxes.

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. Commission revenue increased by 133% and 114% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002 primarily as a result of the acquisition of the Oppenheimer & Co. division. In addition, in the latter part of the second quarter of 2003, market volumes picked up as investors began to show signs of re-entry. Net revenue from principal transactions increased by 237% and 159% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002 due to business generated by the Oppenheimer & Co. division, higher trading profits from fixed income securities as a result of lower interest rates and higher bond prices in the three and six months ended June 30, 2003 compared to the same periods in 2002. Investment banking revenues increased by 117% and 160% in the three and six months ended June 30, 2003, respectively, compared with the comparable periods of 2002, related to increased participation in the issuance of closed-end funds and debt securities primarily as a result of the Oppenheimer & Co. division acquisition. Advisory fees increased by 144% and 121% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002, primarily as a result of the acquisition of the Oppenheimer & Co. division.

Net interest revenue (interest revenue less interest expense) increased by 22% and 40% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002 primarily as a result of interest earned on the Oppenheimer & Co. division client balances carried by CIBC World Markets through May 27, 2003 and by the Company post-conversion, despite lower interest rates in the comparable periods.

Expenses increased by 128% and 123% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002. The increase in expenses can be attributed to the acquisition of the Oppenheimer & Co. division on January 3, 2003. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the three and six months ended June 30, 2003 compared to the comparable periods of 2002. In addition, the fixed component of compensation expense increased with the increase in staff in newly acquired offices to handle the business of the larger entity. The cost of clearing and exchange fees increased 151% and 198% in the three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002 due to the costs associated with the clearing of Oppenheimer & Co. division client accounts by World Markets during the transition period through May 27, 2003. The cost of communications and technology increased 79% and 64% in the three and six months ended June 30, 2003, respectively, compared to comparable periods of 2002 due to the costs associated with connecting approximately 56% more financial consultants and 18 more branch offices in 2003 compared to 2002. Occupancy costs increased by 87% and 80% in three and six months ended June 30, 2003, respectively, compared to the comparable periods of 2002 due to the additional costs of 18 branch locations in 2003 compared to 2002. Occupancy costs are being aggressively addressed and previously underutilized space is being refitted and occupied. The Company does not expect to have any unutilized space after the second quarter of 2003. Other expenses continue to be affected by litigation settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

Liquidity and Capital Resources

Total assets at June 30, 2003 increased by approximately 102% from December 31, 2002 due primarily to the acquisition of the Oppenheimer & Co. division and the conversion of the Oppenheimer client accounts to the Fahnestock clearing platform on May 27, 2003. Liquid assets accounted for 91% of total assets, compared to 98% at year-end. The Oppenheimer acquisition resulted in the addition of fixed assets, intangibles and goodwill, all considered long-term in nature. Current assets at June 30, 2003 increased by 87% compared to the previous year-end because of increases in all aspects of the Company’s business with the self-clearing of the Oppenheimer business. The new business impacted broker and customer receivable, stock borrow/stock loan balances, deposits with clearing organizations, restricted cash and notes receivable. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Fahnestock's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Fahnestock has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2003, $190,218,000 of such borrowings were outstanding, an increase of 1074% compared to outstanding borrowings at December 31, 2002. At June 30, 2003, the Company had available collateralized and uncollateralized letters of credit of $154,400,000.

In connection with the acquisition of the Oppenheimer & Co. division, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The interest due on the debentures is payable semi-annually and is being financed from internally-generated funds. The principal payments on the zero coupon promissory note is also being financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer & Co. division, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings are being used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally-generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations.

Management believes that funds from operations, combined with Fahnestock's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

In the second quarter of 2003, pursuant to a Normal Course Issuer Bid (which commenced on July 9, 2002 and terminated on July 8, 2003), the Company purchased a total of 5,800 Class A Shares at an average price of $22.71 per share through the facilities of the New York Stock Exchange. All shares purchased have been cancelled. The cumulative number of Class A Shares which were purchased under the expiring Bid is 91,000 at an average price of $21.59 per share.

On July 8, 2003 the Company announced that it intends, if circumstances are favorable, to purchase up to 636,000 of its Class A Shares by way of a Normal Course Issuer Bid through the facilities of the New York and Toronto Stock Exchanges between July 10, 2003 and July 9, 2004. All shares purchased will be cancelled.

On May 23, 2003, the Company paid cash dividends of U.S.$0.09 per Class A Share and Class B Share totaling $1,151,000 from available cash on hand.

On July 24, 2003, the Board of Directors declared a regular quarterly cash dividend of U.S.$0.09 per Class A and Class B Share payable on August 22, 2003 to shareholders of record on August 8, 2003.

The book value of the Company’s Class A and Class B Shares was $20.84 at June 30, 2003 compared to $19.58 at June 30, 2002, an increase of approximately 6%, based on total outstanding shares of 12,821,243 and 12,517,957, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal. Additional disclosure relating to the Company’s commitments appears in note 8 to the consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at June 30, 2003.

Contractual Obligations (In millions of dollars)

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$12	$22	$20	$18	$17	$63	$152
Supplemental Executive Retirement Plan	-	-	-	-	-	1	1
Assumed Josephthal notes	2	4	-	-	-	1	7
Total	$14	$26	$20	$18	$17	$65	$160

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46, "Consolidation of Variable Interest Entities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has reviewed these statements and interpretations and does not expect their adoption to have a material impact on its financial results. The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard in fiscal 2003.

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

At June 30, 2003 and 2002, the Company’s value-at-risk for each component of market risk was as follows:

	June 30,
	2003	2002
Expressed in thousands of dollars
Interest rate risk	$174	$175
Equity price risk	387	165
Diversification benefit	(86)	(93)

Total	$475	$247

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2003 from those reported in 2002 reflect changes in the size and composition of the Company’s trading portfolio at June 30, 2003 compared to June 30, 2002, which include a larger position in equities. At June 30, 2003 the Company was not holding any hedging positions, thus reducing the diversification benefit compared to the comparable period in 2002 when it did hold such positions. At June 30, 2003, the Company held securities in the approximate amount of $14,006,000, which are related to deferred compensation liabilities to the Oppenheimer & Co. division’s employees and which bear additional value-at-risk of approximately $222,000.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is detailed in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. In management's opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company's financial position. The total number of cases in which the Company is involved and the related claims have increased due to acquisitions made by the Company in 2001. The potential significance of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

On June 4, 2003 a New York Stock Exchange ("NYSE") Hearing Panel accepted a Stipulation of Facts and Consent to Penalty entered into between the NYSE, Fahnestock and Mr. A.G. Lowenthal, (with neither Fahnestock nor Mr. Lowenthal admitting or denying guilt) that resulted in the imposition of a $500,000 fine against Fahnestock and related censures. This was related to the transfer and conversion of networked client mutual fund positions of First of Michigan Corporation, following its acquisition by Fahnestock in July 1997. As part of the settlement reached with the NYSE, Fahnestock has agreed (i) to retain an independent consultant acceptable to the NYSE to review Fahnestock's supervisory positions in relation to its financial and operational areas generally and to the violations described in the Stipulation and consent, and (ii) to adopt and implement recommendations made by the independent consultant. Further, Fahnestock has agreed to assign an experienced person, acceptable to the NYSE, who will have responsibility to coordinate operational, net capital and other regulatory aspects of future acquisitions.

ITEM 2. Changes in Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

At the Annual and Special Meeting of Shareholders of the Company held on May 12, 2003, the holders of Class B voting shares of the Company voted in favor of (1) appointing PricewaterhouseCoopers LLP as auditors of the Company and authorizing the directors to fix their remuneration, (2) an amendment to the Articles of the Company to change the name of the Company to Oppenheimer Holdings Inc. (to take effect later in the year), (3) an amendment to the Articles of the Company to change the number of directors of the Company to a minimum of five and a maximum of 15 directors, (4) confirming an amendment to the By-Laws of the Company to provide that the number of directors of the Company shall be the number provided for in the Articles of the Company, (5) electing nine directors, (6) approving the conditional issue of 45,000 Class A Shares to certain key employees, and (7) approving the issue of 200,000 Class A Shares to Trustees of the Fahnestock & Co. Inc. 401(k) Plan.

In addition, the holders of Class A Shares and Class B Shares, voting together, voted in favor of the conversion of the E.A. Viner International Co. Convertible Debenture in the principal amount of U.S.$90,841,542 to a Second Variable Rate Exchangeable Debenture Due 2013.

Proxies received from the holders of Class B and Class A Shares directed that the shares represented by such proxies be voted as set forth below. Resolutions numbers 1 through 7 below were voted on by holders of Class B voting shares only and resolution number 8 by the holders of Class A non-voting and Class B voting shares voting together.

		For	Against/Withheld

1.	Appointment of Auditors	96,317	nil

2.	Amendment of Articles to change name	96,317	nil

3.	Amendment of Articles to change number of directors	96,313	4

4.	Amendment of By-Laws	96,317	nil

5.	Election of Directors:	96,317	nil
	J.L. Bitove R. Crystal A.G. Lowenthal K.W. McArthur A. Molestina A.W. Oughtred E.K. Roberts R. Venn B. Winberg

6.	Conditional Issue of Class A non-voting shares to employees	96,313	4

7.	Issue of Class A non-voting shares to 401(k) Plan	96,313	4

8.	Conversion of Interim Debenture
	Class B voting shares	96,317	nil
	Class A non-voting shares	4,337,601	250

ITEM 5. Other Information

CHANGE OF NAME

On May 12, 2003, at the Annual and Special Meeting of Shareholders, shareholders voted in favor of changing the name of the Company to OPPENHEIMER HOLDINGS INC. This change will be effective September 2, 2003.

In addition, on September 2, 2003, the name of Fahnestock & Co. Inc. is being changed to Oppenheimer & Co. Inc.

CHANGE OF TRADING SYMBOL

Also effective on September 2, 2003, the trading symbol for the Company’s Class A non-voting shares on both the New York and Toronto Stock Exchanges will be changed to OPY.

CHANGE OF TRANSFER AGENT AND REGISTRAR

Effective September 1, 2003, CIBC Mellon Trust Company of Toronto and Mellon Investor Services, LLC of New York will replace Computershare Investor Services Inc. as Transfer Agent and Registrar for the Company’s Class A and Class B Shares.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

(b) Reports on Form 8-K

Amendment No. 2 to Form 8-K, filed June 27, 2003 – reporting pursuant to Item 2 of such Form, the completion of the acquisition of the U.S. Asset Management Division of CIBC World Markets, a subsidiary of Canadian Imperial Bank of Commerce.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 11th day of August, 2003.

FAHNESTOCK VINER HOLDINGS INC.

By: "A.G. Lowenthal"

A.G.Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

By: "E.K. Roberts"

E.K.Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial Officer)