Form 10-Q
period 2003-09-30
OPPENHEIMER HOLDINGS INC
filed 2003-10-31
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___to___

Commission File Number: 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada 98-0080034

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

P.O. Box 2015, Suite 1110

20 Eglinton Avenue West

Toronto, Ontario, Canada M4R 1K8

(Address of principal executive offices)

(Zip Code)

416-322-1515

(Registrant’s telephone number, including area code)

Fahnestock Viner Holdings Inc.

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 28, 2003 was 12,794,145 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2003 and 2002

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART 1

FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2003	2002
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$56,718	$16,115
Restricted deposits	48,534	7,440
Deposits with clearing organizations	12,870	3,606
Receivable from brokers and clearing organizations	311,650	492,094
Receivable from customers	938,275	392,929
Securities owned including amounts pledged of $1,401 ($1,078 in 2002), at market value	84,547	50,173
Notes receivable	105,765	17,011
Other	49,461	28,419
	1,607,820	1,007,787
Other assets
Stock exchange seats (approximate market value $6,433; $6,716 in 2002)	2,994	2,994
Fixed assets, net of accumulated depreciation of $29,831; $23,367 in 2002	22,786	8,488
Intangible assets, net of amortization	36,038	-
Goodwill	137,889	11,957
	199,707	23,439

	$1,807,527	$1,031,226

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$38,501	$21,653
Bank call loans	180,219	16,200
Payable to brokers and clearing organizations	401,815	520,743
Payable to customers	529,652	162,343
Securities sold, but not yet purchased, at market value	15,016	9,606
Accounts payable and other liabilities	110,377	50,745
Income taxes payable	5,730	2,057
Current portion of long term debt	14,690	-
	1,296,000	783,347
Long term liabilities
Bank loans payable	33,635	-
Long term debt	39,863	-
Exchangeable debentures	160,822	-
Deferred income taxes	3,589	243
	237,909	243
	1,533,909	783,590

Shareholders' equity
Share capital
12,780,340 Class A non-voting shares (2002 - 12,397,007 shares)	40,848	34,338
99,680 Class B voting shares	133	133
	40,981	34,471
Contributed capital	5,933	5,028
Retained earnings	226,704	208,137
	273,618	247,636

	$1,807,527	$1,031,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$85,762	$32,900	$232,916	$101,790
Principal transactions, net	35,822	13,403	102,029	38,943
Interest	10,570	6,876	31,736	20,471
Underwriting fees	12,948	6,531	40,343	17,066
Advisory fees	25,211	5,976	54,971	19,430
Arbitration award	-	-	21,750	-
Other	6,091	2,836	17,907	9,483
	176,404	68,522	501,652	207,183
EXPENSES:

Compensation and related expenses	114,499	40,738	313,462	125,128
Clearing and exchange fees	3,544	2,442	16,266	6,715
Communications	12,713	8,029	40,495	24,938
Occupancy costs	12,717	5,511	33,986	17,330
Interest	3,973	2,167	11,465	5,984
Other	17,660	6,850	48,182	19,785
	165,106	65,737	463,856	199,880
Profit before income taxes	11,298	2,785	37,796	7,303
Income tax provision	4,682	1,050	15,774	3,053
Profit before cumulative effect of a change in accounting principle	6,616	1,735	22,022	4,250
Cumulative effect of a change in accounting principle	-	-	-	1,774
NET PROFIT FOR PERIOD	$6,616	$1,735	$22,022	$6,024

Basic earnings per share (note 3)	$0.52	$0.14	$1.74	$0.48
- Before cumulative effect of a change in accounting principle	$0.52	$0.14	$1.74	$0.34
- Cumulative effect of a change in accounting principle	-	-	-	$0.14
Diluted earnings per share	$0.36	$0.14	$1.21	$0.47

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$6,616	$1,735	$22,022	$6,024
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,686	1,185	7,027	3,707
Write off of unamortized negative goodwill		-	-	(1,774)
Deferred tax liability	882	-	3,346	-
Tax benefit from employee stock options exercised	150	26	905	634
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(37,756)	(94)	(41,094)	(82)
Deposits with clearing organizations	(2,219)	1,860	(9,264)	4,382
Receivable from brokers and clearing
organizations	334,627	(346,336)	180,444	(440,810)
Receivable from customers	5,497	83,772	(545,346)	108,068
Securities owned	7,896	(2,603)	(21,591)	1,715
Notes receivable	(11,647)	(1,265)	(23,241)	(4,787)
Other assets	5,191	2,815	(13,769)	573
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(21,316)	(5,256)	16,848	(4,301)
Payable to brokers and clearing organizations	(242,388)	294,731	(118,928)	402,575
Payable to customers	(53,870)	(33)	367,309	(52,179)
Securities sold, but not yet purchased	2,132	1,432	5,410	406
Accounts payable and other liabilities	9,226	3,935	42,900	(4,391)
Income taxes payable	285	(1,303)	3,673	(1,492)
Cash (used in) provided by operating activities	5,992	34,601	(123,349)	18,268

Cash flows from investing activities:
Purchase of the business of Oppenheimer & Co.	-	-	(16,690)	-
Purchase of the business of BUYandHOLD	-	-	-	(2,297)
Purchase of fixed assets	(3,993)	(673)	(9,106)	(1,580)
Cash used in investing activities	(3,993)	(673)	(25,796)	(3,877)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,155)	(1,126)	(3,455)	(3,387)
Issuance of Class A non-voting shares	870	333	7,095	2,978
Repurchase of Class A non-voting shares for cancellation	-	(1,427)	(585)	(3,261)
Zero coupon promissory note repayments	(3,616)	-	(10,961)	-
Proceeds from issuance of bank loans	25,000	-	50,000	-
Bank loan repayments	(3,389)	-	(6,246)	-
Increase in bank call loans	2,025	(31,770)	153,900	(11,762)
Cash provided by (used in) financing activities	19,735	(33,990)	189,748	(15,432)

Net increase (decrease) in cash and cash equivalents	21,734	(62)	40,603	(1,041)
Cash and cash equivalents, beginning of period	34,984	23,238	16,115	24,217

Cash and cash equivalents, end of period	$56,718	$23,176	$56,718	$23,176

Supplemental Disclosure of cash flow information:
Cash paid for:
Interest	$2,610	$1,279	$6,117	$5,208
Income taxes	$2,853	$162	$5,191	$4,686
Non-cash acquisition activity (see note 11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$40,111	$35,068	$34,471	$34,257
Issue of Class A non-voting shares	870	333	7,095	2,978
Repurchase of Class A non-voting shares for cancellation	-	(1,427)	(585)	(3,261)
Balance at end of period	$40,981	$33,974	$40,981	$33,974

Contributed capital
Balance at beginning of period	$5,783	$4,721	$5,028	$4,113
Tax benefit from employee stock options exercised	150	26	905	634
Balance at end of period	$5,933	$4,747	$5,933	$4,747

Retained earnings
Balance at beginning of period	$221,243	$205,353	$208,137	$203,325
Net profit for the period	6,616	1,735	22,022	6,024
Dividends	(1,155)	(1,126)	(3,455)	(3,387)
Balance at end of period	$226,704	$205,962	$226,704	$205,962

TOTAL SHAREHOLDERS' EQUITY	$273,618	$244,683	$273,618	$244,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (formerly Fahnestock Viner Holdings Inc.) ("OPY") and its subsidiaries (together, the "Company"). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) ("Oppenheimer"), a registered broker-dealer in securities and Oppenheimer Asset Management Inc. ("OAM"), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in South America. Oppenheimer owns Freedom Investments, Inc., a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

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

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the United States of America, are as follows:

Oppenheimer & Co. Inc. -broker/dealer in securities

Oppenheimer Asset Management Inc. -investment advisory services

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

(c) Asset management operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in "Advisory fees" in the consolidated statements of earnings.

(d) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(e) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(f) Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer divisions. Goodwill is subject to an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2002 has been tested for impairment and no such impairment was recorded.

(g) Intangible Assets

Intangible assets are comprised of customer relationships and trademarks and trade names arising upon the acquisition of the Oppenheimer divisions. Amortization of customer relationships is provided on a straight-line basis over 80 months. The amortization expense relating to intangible assets for each of the five succeeding years approximates $750,000. Trademarks and trade names, which are not amortized, are subject to an annual test for impairment to determine if the fair value is less than its carrying amount.

(h) Property, plant and equipment

Furniture, fixtures, proprietary software and leasehold improvements and stock exchange seats are stated at cost. Depreciation of furniture, fixtures and proprietary software is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the asset or the life of the lease.

(i) Foreign currency translations

Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and share capital at historical rates.

(j) Income taxes

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

(k)Securities lending activities

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $233,985,000 (as at December 31, 2002 - $480,938,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $352,652,000 (as at December 31, 2002 - $514,213,000).

(l) Resale and repurchase agreements

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

(m) Investment banking revenues

Investment banking fees are recorded on offering date, sales concessions on settlement date and underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

(n) Interest expense

Included in interest expense is interest on bank loans, debt, payments in lieu of interest on securities loaned and interest paid with respect to repurchase agreements.

(o) Stock-based compensation plans

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

3. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares ("Class A Shares") and Class B voting shares ("Class B Shares") outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Basic weighted average number of shares outstanding	12,835,795	12,501,709	12,690,313	12,540,088
Net effect, if converted method	6,932,000	-	6,932,000	-
Net effect, treasury method	333,199	167,690	262,338	306,252
Diluted common shares (1)	20,100,994	12,669,399	19,884,651	12,846,340

Net profit for the period, as reported	$6,616,000	$1,735,000	$22,022,000	$6,024,000
Effect of dilutive exchangeable debentures	680,000	-	2,040,000	-
Net profit, available to shareholders and assumed conversions	$7,296,000	$1,735,000	$24,062,000	$6,024,000

Basic earnings per share	$0.52	$0.14	$1.74	$0.48
- Before cumulative effect of a change in accounting principle	$0.52	$0.14	$1.74	$0.34
- Cumulative effect of a change in accounting principle	-	-	-	$0.14
Diluted earnings per share	$0.36	$0.14	$1.21	$0.47

(1) The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002

Number of antidilutive options, end of period	298,000	975,000	333,000	481,000

Stock based compensation

The following presents pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net profit, as reported	$6,616,000	$1,735,000	$22,022,000	$6,024,000
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	455,000	477,000	1,352,000	1,416,000
Pro forma net profit	$6,161,000	$1,258,000	$20,670,000	$$4,608,000

Basic profit per share, as reported	$0.52	$0.14	$1.74	$0.48
Diluted profit per share, as reported	$0.36	$0.14	$1.21	$0.47

Pro forma basic profit per share	$0.48	$0.10	$1.63	$0.37
Pro forma diluted profit per share	$0.34	$0.10	$1.14	$0.36

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and nine months ended September 30, 2003 and 2002 was $121,000 and $1,239,000, and $182,000 and $1,615,000, respectively. The fair value is being amortized over five years on an after-tax basis, where applicable, for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation is not indicative of future amounts because it does not take into consideration future grants, or any difference between actual and assumed forfeitures.

4. Securities owned and securities sold, but not yet purchased (at fair market value)

	September 30, 2003	December 31, 2002
Securities owned consist of:
Corporate equities	$29,872,000	$11,467,000
Corporate and sovereign debt	23,911,000	16,522,000
U.S. government and agency and state and municipal government obligations	28,607,000	22,103,000
Money market funds	2,145,000	-
Options and other	12,000	81,000
	$84,547,000	$50,173,000

Securities sold, but not yet purchased consist of:
Corporate equities	$4,844,000	$5,049,000
Corporate debt	5,039,000	3,935,000
U.S. government and agency and state and municipal government obligations and other	5,133,000	622,000
	$15,016,000	$9,606,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at September 30, 2003 are corporate equities with fair market values of approximately $14,832,000, which are correlated to deferred compensation liabilities to certain employees. At September 30, 2003, the Company has pledged securities owned of approximately $1,401,000 ($1,078,000 at December 31, 2002) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

5. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	September 30, 2003
Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$54,553,000
Less current portion			14,690,000
Long term portion of long-term debt			$39,863,000

First Variable Rate Exchangeable Debenture, issued January 6, 2003 (b)	January 2, 2013	3%	$69,981,000

Second Variable Rate Exchangeable Debenture, issued May 12, 2003 (c)	January 2, 2013	3%	90,841,000

Total exchangeable debentures			$160,822,000

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

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

6. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2003, the net capital of Oppenheimer as calculated under the Rule was $127,190,000 or 11% of Oppenheimer's aggregate debit items. This was $104,235,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2003, Freedom had net capital of $4,420,000, which was $4,170,000 in excess of the $250,000 required to be maintained at that date.

7. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at September 30, 2003 are as follows:

Balance of 2003	$6,319,000
2004	22,881,000
2005	20,517,000
2006	18,985,000
2007	17,290,000
2008 and thereafter	66,120,000
Total	$152,112,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

The Company’s rent expense for the three and nine months ended September 30, 2003 was $8,388,000 and $24,359,000, respectively, and for the three and nine months ended September 30, 2002 was $3,712,000 and $10,671,000, respectively.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At September 30, 2003, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $235,075,000 under securities loan agreements. In addition, the Company has received collateral of approximately $223,923,000 under securities borrow agreements, of which the Company has repledged approximately $113,960,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $130,051,000.

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

At September 30, 2003 the Company had outstanding commitments to buy and sell of $1,548,000 and $2,663,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At September 30, 2003, the Company has recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

9. Related Party Transactions

The Company has notes and accounts receivable from employees, net, of approximately $105,765,000 at September 30, 2003, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unforgiven portion of the notes become due and payable on demand in the event the employee departs during the service period.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Expressed in thousands of dollars
Revenue:
Private Client	$133,530	$47,919	$386,000	$151,237
Capital Markets	27,707	18,374	96,472	49,587
Asset Management	13,923	1,076	15,965	3,850
Other	1,244	1,153	3,215	2,509
Total	$176,404	$68,522	$501,652	$207,183

Operating Income:
Private Client *	3,707	$(423)	$1,259	$(473)
Capital Markets	5,388	2,857	16,992	6,916
Asset Management	2,028	131	2,404	537
Other	175	220	17,141	323
Total	$11,298	$2,785	$37,796	$7,303

* Losses in the Private Client segment in 2002 are the result of operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD, and include litigation settlement costs arising from periods prior to acquisition, retention and severance costs and the costs of under-utilized facilities.

11. Acquisitions

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Corp. ("World Markets"), a wholly-owned subsidiary of Canadian Imperial Bank of Commerce ("CIBC"), and agreed to complete the acquisition of the U.S. Asset Management Division of World Markets. The U.S. Private Client Division, also referred to as the Oppenheimer division, is part of Oppenheimer & Co. Inc. and employed approximately 620 brokers in 18 branch offices located across the United States at the time of acquisition. Client assets at December 31, 2002 were approximately $30 billion. The acquisition more than doubles the Company’s private client presence in terms of client assets and provides managerial expertise to the organization. On June 4, 2003, the Company completed the acquisition of the U.S. Asset Management Division of World Markets, now operating as OAM. OAM includes Oppenheimer Investment Advisers, three investment management consulting programs (Investment Advisory Service, Strategic Asset Review and Portfolio Advisory Service), a broker-managed wrap program (OMEGA) and Advantage Advisors (which includes publicly listed closed end funds and alternative investment offerings). The acquisition was accounted for by the purchase method. The Company engaged an independent evaluator to identify and value intangible assets acquired. The fair value of assets acquired, included in the table below, is based on preliminary estimates. The Company does not expect these values to materially change when the final report is issued.

The following table summarizes the estimated fair value of assets acquired, in thousands of dollars.

Prepaid expenses
$1,206

Marketable securities
12,783

Seed capital investments
3,987

Property, plant and equipment
11,657

Notes receivable
65,513

Other assets
2,081

Intangible assets
36,600

Goodwill
125,932

Less:
Deferred compensation liabilities
(12,783)

Accrued expenses and accounts payable
(3,950)

Purchase price paid
$243,026

The aggregate purchase price of approximately $243,026,000 was paid as follows:

$16,690,000	was paid by the Company in cash from cash on hand
$65,514,000	was paid with the proceeds of the issuance by Viner Finance Inc., a wholly-owned subsidiary of the Company, to World Markets, of a zero coupon promissory note (i)
$160,822,000	was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)

(i) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

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

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisitions of the U.S. Private Client and Asset Management Divisions of World Markets as if the transactions were consummated as at January 1, 2002. The Company’s actual results for the three and nine months ended September 30, 2003 include the results of the Oppenheimer division and OAM from January 3, 2003 and June 4, 2003, respectively.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st year end and, therefore, the 2002 financial information for the acquired divisions relates to the three and nine months ended July 31, 2002. Expenses included in the pro forma presentation for the three and nine months ended September 30, 2002 include certain corporate expense allocations, reflecting the manner in which this division was managed within CIBC. In the period ended July 31, 2003, the Company incurred certain transition costs relating to continued management and clerical support and clearing services provided by World Markets. The Company realized cost savings after the conversion of the client accounts of the acquired division to the Company’s clearing platform. The conversion took place on May 27, 2003.

Expressed in thousands of dollars, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenue	$176,404	$181,204	$546,935	$561,832
Profit (loss) before tax from operations	$11,298	$(24,295)	$44,434	$(43,564)
Net profit (loss)	$6,616	$(14,091)	$25,772	$(25,267)
Basic earnings (loss) per share	$0.52	$(1.13)	$2.03	$(2.01)
Diluted earnings (loss) per share	$0.36	$(0.69)	$1.40	$(1.18)

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 100 offices in 22 states located throughout the United States. The Company conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2003 totalled approximately $45.8 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. At September 30, 2003 client assets under management by the asset management groups totalled $9.3 billion. At September 30, 2003, the Company employed approximately 3,030 people, of whom 1,724 were financial consultants.

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

Intangible Assets and Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. SFAS No. 142, "Goodwill and Other Intangible Assets," provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives, unless the asset is determined to have an indefinite useful life. Goodwill relates to the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Grand Charter Group Incorporated, Josephthal & Co. Inc. and the Oppenheimer division and has been allocated to the private client reporting unit pursuant to SFAS No. 142. The Company obtained an independent valuation of assets acquired and liabilities assumed with respect to the acquisition of the Oppenheimer division in 2003. This valuation involved significant estimates, which were based on historical data, revenue projections and industry experience. The Company has identified intangible assets relating to customer relationships, which it is amortizing over their useful lives, and trademarks and trade names, which are being evaluated for impairment on at least an annual basis. The excess cost of the Oppenheimer division is being allocated to goodwill.

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

Results of Operations

Net profit for the third quarter of 2003 was $6,616,000 or $0.52 per share, an increase of approximately 281% in net profit when compared to net profit of $1,735,000 or $0.14 per share in the third quarter of 2002. Revenue for the third quarter of 2003 was $176,404,000, an increase of over 157% compared to revenue of $68,522,000 in the third quarter of 2002. At September 30, 2003, shareholders’ equity was approximately $273,618,000 and book value per share was $21.24 compared to shareholders’ equity of $244,683,000 and book value per share of $19.62 at September 30, 2002.

Net profit for the nine months ended September 30, 2003 was $22,022,000 or $1.74 per share compared to $6,024,000 or $0.48 per share in the comparable period of 2002, an increase of 266% in net profit. Revenue for the nine months ended September 30, 2003 was $501,652,000 compared to $207,183,000 for the same period in 2002, an increase of 142%.

The results of the three and nine months ended September 30, 2003, compared to the same periods of 2002, reflect the changed face of the Company after the acquisition by the Company on January 3, 2003 of the U.S. private client business of CIBC World Markets and the subsequent acquisition of the U.S. asset management business of CIBC World Markets (together, the Oppenheimer divisions). This acquisition more than doubled the Company’s private client presence, adding approximately 620 financial consultants in 18 offices, at closing. The aggregate purchase price was approximately U.S. $243 million. The Company began self-clearing substantially all of the private client business at the end of May 2003. Until that time, CIBC provided operational and administrative services to the Company on a transition basis. That arrangement precluded the attainment of certain operating efficiencies and cost savings that became available to the Company post- conversion of the client accounts to the Company’s clearing platform.

The Company closed on its purchase of Oppenheimer Asset Management Inc. on June 4, 2003. Oppenheimer Asset Management Inc. currently manages client assets totaling over U.S. $8.5 billion. The business includes internally managed funds, alternative investments (including hedge funds) and third party managed high net worth accounts.

Oppenheimer’s results were significantly impacted by the recent integration of its acquisition of the Oppenheimer private client division and the closing of the purchase of Oppenheimer Asset Management Inc. In 2003, expenses were impacted by payments to CIBC through May 2003 for various transition services which the Company utilized during the period. The costs of integration and retention also significantly impacted the 2003 results. On May 27, 2003, Oppenheimer assumed clearing and execution of the business of the Oppenheimer divisions. There were client service issues and internal operational difficulties encountered as a result of the largest conversion of client accounts in the Company’s history, which were largely rectified by the end of the second quarter. The Company continues to monitor its systems requirements and remains committed to make improvements in service and technology.

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

The U.S economy has continued to pick up momentum, with investors showing increasing optimism about higher corporate earnings related to improving economic growth. This growth, in response to favorable interest rates, tax cuts, and a lower dollar (in relation to other currencies) has resulted in an improved stock market. The S&P 500 Index has increased 4.96% in the third quarter of 2003 and 18.81% year to date.

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. Commission revenue increased by 161% and 129% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002 primarily as a result of the acquisition of the Oppenheimer divisions. In addition, in the latter part of the second quarter of 2003, market volumes picked up. Net revenue from principal transactions increased by 167% and 162% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002 due to business generated by the Oppenheimer divisions, improved markets for trading securities, higher trading profits from fixed income securities as a result of lower interest rates and higher bond prices in the three and nine months ended September 30, 2003 compared to the same periods in 2002. Investment banking revenues increased by 98% and 136% in the three and nine months ended September 30, 2003, respectively, compared with the comparable periods of 2002, related to increased participation in the issuance of closed-end funds and debt securities including the impact of the Oppenheimer divisions acquisitions. Advisory fees increased by 322% and 183% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002, primarily as a result of the acquisition of the Oppenheimer private client division on January 3, 2003 and Oppenheimer Asset Management Inc. on June 4, 2003.

Net interest revenue (interest revenue less interest expense) increased by 40% in both the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002 primarily as a result of interest earned on the Oppenheimer private client division client balances carried by CIBC World Markets through May 27, 2003 and by the Company post-conversion, despite lower interest rates in the comparable periods.

Expenses increased by 151% and 132% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002. The increase in expenses can be attributed to the acquisition of the Oppenheimer private client division on January 3, 2003. Compensation expense increased by 181% and 151% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the three and nine months ended September 30, 2003 compared to the comparable periods of 2002. In addition, the fixed component of compensation expense increased with the increase in staff in newly acquired offices to handle the business of the larger entity. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the three and nine months ended September 30, 2003 periods compared to the comparable periods in 2002. The cost of clearing and exchange fees increased 45% and 142% in the three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002 due to the costs associated with the clearing of Oppenheimer private client division client accounts by CIBC World Markets during the transition period through May 27, 2003. The cost of communications and technology increased 58% and 62% in the three and nine months ended September 30, 2003, respectively, compared to comparable periods of 2002 due to the costs associated with connecting approximately 56% more financial consultants and 18 more branch offices in 2003 compared to 2002. Occupancy costs increased by 131% and 96% in three and nine months ended September 30, 2003, respectively, compared to the comparable periods of 2002 due to the additional costs of 18 branch locations in 2003 compared to 2002. Occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied. Other expenses continue to be affected by litigation settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

Liquidity and Capital Resources

Total assets at September 30, 2003 increased by approximately 75% from December 31, 2002 due primarily to the acquisition of the Oppenheimer divisions and the conversion of the Oppenheimer private client division client accounts to the Oppenheimer clearing platform on May 27, 2003. Liquid assets accounted for 89% of total assets, compared to 98% at year-end. The Oppenheimer division acquisition resulted in the addition of fixed assets, intangibles and goodwill, all considered long-term in nature. Current assets at September 30, 2003 increased by 59% compared to the previous year-end because of increases in all aspects of the Company’s business with the self-clearing of the Oppenheimer division business. The new business impacted broker and customer receivables, stock borrow/stock loan balances, deposits with clearing organizations, restricted cash and notes receivable. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2003, $213,854,000 of such borrowings were outstanding, an increase of over 1000% compared to outstanding borrowings at December 31, 2002. At September 30, 2003, the Company had available collateralized and uncollateralized letters of credit of $130,400,000.

In connection with the acquisition of the Oppenheimer division, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The interest due on the debentures is payable semi-annually and is being financed from internally-generated funds. The principal payments on the zero coupon promissory note is also being financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer division, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings are being used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally-generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

The Company has not made any purchases in the third quarter of 2003 pursuant to a Normal Course Issuer Bid (which commenced on July 10, 2003 and terminates on July 9, 2004).

On August 22, 2003, the Company paid cash dividends of U.S.$0.09 per Class A Share and Class B Share totaling $1,155,000 from available cash on hand.

On October 23, 2003, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on November 21, 2003 to shareholders of record on November 7, 2003.

The book value of the Company’s Class A and Class B Shares was $21.24 at September 30, 2003 compared to $19.62 at September 30, 2002, an increase of approximately 8%, based on total outstanding shares of 12,880,020 and 12,469,497, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal. Additional disclosure relating to the Company’s commitments appears in note 7 to the consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at September 30, 2003.

Contractual Obligations (In millions of dollars)

	2003	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$6	$23	$21	$19	$17	$66	$152
Supplemental Executive Retirement Plan	-	-	-	-	-	1	1
Assumed Josephthal notes	1	4	-	-	-	-	5
Total	$7	$27	$21	$19	$17	$67	$158

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

At September 30, 2003 and 2002, the Company’s value-at-risk for each component of market risk was as follows:

	September 30,
	2003	2002
Expressed in thousands of dollars
Interest rate risk	$132	$139
Equity price risk	369	241
Diversification benefit	(133)	(24)
Total	$368	$356

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2003 from those reported in 2002 reflect changes in the size and composition of the Company’s trading portfolio at September 30, 2003 compared to September 30, 2002, which include a larger position in equities. The Company’s portfolio as at September 30, 2003 includes approximately $14,832,000 in corporate equities which are co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is detailed in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

Not applicable

ITEM 5. Other Information

CHANGE OF NAME

On September 2, 2003, the name of Fahnestock Viner Holdings Inc. was changed to Oppenheimer Holdings Inc.

On September 2, 2003, the name of Fahnestock & Co. Inc. was changed to Oppenheimer & Co. Inc.

On January 10, 2003, the name of Hudson Capital Advisors, Inc. was changed to Oppenheimer Asset Management Inc.

CHANGE OF TRADING SYMBOL

Also effective on September 2, 2003, the trading symbol for the Company’s Class A non-voting shares on both the New York and Toronto Stock Exchanges was changed to OPY.

CHANGE OF TRANSFER AGENT AND REGISTRAR

Effective September 1, 2003, CIBC Mellon Trust Company of Toronto and Mellon Investor Services, LLC of New York replaced Computershare Investor Services Inc. as Transfer Agent and Registrar for the Company’s Class A and Class B Shares.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 30th day of October, 2003.

OPPENHEIMER HOLDINGS INC.

By: "A.G. Lowenthal"

A.G.Lowenthal, Chairman and Chief Executive Officer (Principal Executive Officer)

By: "E.K. Roberts"

E.K.Roberts, President, Treasurer and Chief Financial Officer (Principal Financial Officer)