Form 10-K
period 2003-12-31
OPPENHEIMER HOLDINGS INC
filed 2004-03-12
CIK 791963

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

Title of each class

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ X ] No [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2003 was $355,695,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 30, 2003 of $27.96.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company), outstanding on March 9, 2004 was 13,322,416 and 99,680 shares, respectively.

_______________________________________________________________________

PART I

Item 1. BUSINESS

Oppenheimer Holdings Inc., formerly called Fahnestock Viner Holdings Inc., prior to that called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the "Company"), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario Canada M4R 1K8 and its telephone number is (416) 322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Oppenheimer & Co. Inc. (formerly called Fahnestock & Co. Inc. and prior to that called Edward A. Viner & Co., Inc.), a New York corporation ("Oppenheimer"); Freedom Investments, Inc., a Delaware corporation ("Freedom"); Oppenheimer Asset Management Inc. (formerly called Hudson Capital Advisors Inc.), a New York corporation ("OAM"); Evanston Financial, Inc., a New York corporation ("Evanston"); since September 17, 2001, Josephthal & Co. Inc., a New York corporation ("Josephthal"); and since November 9, 2001, Prime Charter, Ltd., a Delaware corporation ("Prime"). Oppenheimer, OAM and Freedom are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Oppenheimer and OAM are the principal Operating Subsidiaries. Oppenheimer is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. OAM is engaged in the investment advisory business in the United States. In addition, Oppenheimer conducts investment advisory business under the name Fahnestock Asset Management, a division of Oppenheimer. The business formerly conducted by Josephthal and Prime is now conducted by Oppenheimer. The private client business acquired from CIBC World Markets Inc. in January 2003 is being conducted by Oppenheimer. The asset management business acquired from CIBC World Markets in June 2003 is being conducted by OAM. The Company operates a discount brokerage business through Freedom.

In September 2001, through a wholly-owned subsidiary, Oppenheimer acquired 91.6% of the outstanding common stock of Josephthal Group, Inc. ("Josephthal Group"). In October 2001 substantially all of the remaining outstanding stock of Josephthal Group was acquired. The purchase price was $1 plus the assumption of liabilities of $23,885,000. Josephthal Group indirectly owns 100% of Josephthal, formerly a private New York-based broker-dealer founded in 1910 with approximately 265 financial consultants in 25 offices across the United States at the time of closing. The acquisition was accounted for by the purchase method. The accounts of Josephthal were converted to Oppenheimer’s system in November 2001. Oppenheimer acted as a clearing agent for Josephthal until December 31, 2001 when the accounts of Josephthal became accounts of Oppenheimer. Josephthal made application to withdraw as a broker dealer and such application was approved. Since January 1, 2002, its business has been conducted by Oppenheimer.

In November 2001, through a wholly-owned subsidiary, Oppenheimer acquired 100% of the outstanding common stock of Grand Charter Group Incorporated ("Grand Charter") for a cash consideration of $2,892,000. Grand Charter owns 100% of Prime, formerly a twelve-year-old full service securities firm with approximately 110 financial consultants operating from offices in New York, New York and Boca Raton, Florida. The acquisition was accounted for by the purchase method. Effective January 1, 2002, Prime’s accounts became Oppenheimer accounts. Prime ceased to be a broker-dealer effective January 22, 2002 and since January 1, 2002 its business has been conducted by Oppenheimer. The business generated by the two branches associated with the Prime acquisition was cleared pursuant to an agreement with Bank of New York until November 2002 when its client accounts were converted to Oppenheimer’s clearing platform.

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

In May 2002, Oppenheimer Trust Company received a charter as a limited purpose bank domiciled in New Jersey. Oppenheimer Trust Company offers trust services to the clients of Oppenheimer and OAM.

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets and on June 4, 2003 acquired the U.S. Asset Management Division of CIBC World Markets for a total consideration of approximately $242 million, of which approximately $16 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. The private client business is being operated by Oppenheimer and added approximately 620 account executives in 18 branches located in the major financial centers of the United States to its business at the closing date. Client assets of the Private Client Division were approximately $30 billion at the closing date. Assets under management in the Asset Management Division were approximately $8.5 billion. The asset management business is being operated by OAM. The acquisition is being accounted for by the purchase method. This transaction more than doubles the Company’s retail exposure and asset base.

In January 2003, the Company received monetary damages plus interest in the amount of $21,750,000, pursuant to an award by a National Association of Securities Dealers Dispute Resolution panel against another broker-dealer in a raiding case involving the sales force of First of Michigan Corporation, a company acquired by Oppenheimer in July 1997. During the fourth quarter of 1997, approximately 20% of the "pre-raid" staff of financial consultants were hired away in a raid. These proceeds, which were received in January 2003, were included in the Company’s results for the first quarter of 2003.

In January 2004, the Company received monetary damages plus interest in the amount of approximately $2.7 million, pursuant to an award by a National Association of Securities Dealers Dispute Resolution Panel against another broker dealer in a raiding case involving financial consultants of Josephthal & Co. Inc., a company acquired by Oppenheimer in September 2001. These proceeds, which were received in January 2004, will be included in the Company’s results for the first quarter of 2004.

At December 31, 2003, Oppenheimer employed 1,704 full-time registered representatives and approximately 1,309 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Oppenheimer, OAM and Freedom, for a total of approximately 3,013 full-time employees. Oppenheimer and Freedom are broker-dealers registered with the Securities and Exchange Commission (the "SEC") and in all other jurisdictions where their respective businesses require registration. Oppenheimer, in addition to its United States operations, has two additional offices: it conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

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

Oppenheimer is a member of the New York Stock Exchange, Inc. ("NYSE"), the National Association of Securities Dealers, Inc. ("NASD"), the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry Association ("SIA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of the NASD.

Oppenheimer, which acts as a clearing broker for Freedom and carries an omnibus account for the BUYandHOLD Division of Freedom, which is itself a self-clearing firm, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2003, 2002 and 2001. In addition, Oppenheimer has purchased protection from Lloyds of London of an additional $49,500,000 per customer. In February 2004, the protection purchased from Lloyds of London was increased to $74,500,000 per customer.

The Company’s internet address is www.opco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

The following table sets forth the amount and percentage of the Company's revenues from each principal source for each of the following years ended December 31.

	2003	%	2002	%	2001	%
(Dollars in thousands, except percentages)

Commissions	$325,071	47%	$135,747	48%	$122,272	47%
Principal transactions, net	136,672	20%	58,227	21%	56,374	22%
Interest	42,600	6%	27,622	10%	34,309	13%
Investment banking	50,623	7%	22,760	8%	10,955	4%
Advisory fees	80,550	12%	26,365	9%	24,504	9%
Other	54,477	8%	12,612	4%	12,847	5%

Total revenues	$689,993	100%	$283,333	100%	$261,261	100%

The Company derives most of its revenues from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries are closely related because Oppenheimer acts as clearing broker and omnibus in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

COMMISSIONS

A significant portion of Oppenheimer's revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule, which Oppenheimer has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. Oppenheimer also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

Commission business relies heavily on the services of financial consultants with good sales production records and good reputations. Competition among securities firms for such personnel is intense. Retail clients' accounts are serviced by retail financial advisors (excluding the institutional financial consultants referred to below) in Oppenheimer's offices. Oppenheimer's institutional clients, which include mutual funds, banks, insurance companies, and pension and profit-sharing funds, are serviced by institutional financial advisors. (For a discussion of regulatory matters, see "Regulation".) The institutional department is supported by the equity research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Oppenheimer provides a full range of securities clearance services to two non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Oppenheimer derives substantial interest revenue from its securities clearing activities. See "Interest - Securities Borrowed And Loaned." Oppenheimer provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Oppenheimer also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Oppenhimer must rely on the guarantees and general credit of its correspondent firms, Oppenheimer may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "Risk Management."

Commodities

Oppenheimer is a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities. Such client commodity accounts contain significant leverage and thus have a greater than average likelihood of becoming unsecured or for clients incurring substantial losses, that ultimately could result in a loss to the Company.

PRINCIPAL TRANSACTIONS

In the regular course of its business, Oppenheimer takes securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

Oppenheimer monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the values of such securities increase. However, they also reduce the risk of loss in the event of decreases in such values and result in controlled interest costs incurred on funds provided to maintain such positions. Oppenheimer also attempts to minimize risk with respect to its principal transactions thereby reducing the need to hold securities inventory positions for even short periods of time.

Trading profits or losses depend on (i) the skills of those employees engaged in market-making activities, (ii) the capital allocated to holding positions in securities and (iii) the general trend of prices in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits or an exposure to risk of loss due to market fluctuations. Oppenheimer takes both long and short positions in those securities in which it makes a market.

Equities. Oppenheimer acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. Oppenheimer buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market, it is necessary to commit capital to buy, sell and maintain an inventory of a security.) In executing customer orders for over-the-counter securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market also include those of issuers which are followed by Oppenheimer's research department. Oppenheimer makes markets in approximately over 650 over-the-counter equity securities, and trades securities for its own account, as well as to facilitate customer transactions. As a result of the move to decimal trading in the Nasdaq Stock Market, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from the Company’s market making operations. Oppenheimer also trades in OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than Nasdaq-traded securities.

High Yield. Oppenheimer also trades non-investment grade public and private debt securities, as well as distressed securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Other Trading and Investment Activities

Oppenheimer holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, and UIT’s. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.

The size of its securities positions on any one day may not be representative of Oppenheimer's exposure on any other day because securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of stocks which Oppenheimer may carry is limited by the Net Capital Rule. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In the case of OAM, it holds investments as general partner in a range of investment partnerships ("hedge funds"), which are offered to its qualified clients as well as qualified clients of other broker-dealers.

Investment Income

Dividends and interest earned on securities held in inventory, cash and cash equivalents and cash and securities held in segregated accounts are treated as investment income.

Principal transactions with customers as well as market-making and other trading and investment activities accounted for approximately 20%, 21% and 22%, respectively, of the Company’s total revenues for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Risk Management

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer's securities positions are subject to fluctuations in market value and liquidity.

Oppenheimer monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses for each trading department are reported to senior management on a daily basis. Oppenheimer may from time to time attempt to reduce market risk through the utilization of various derivative securities as a hedge to market exposure.

In its market-making activities, Oppenheimer must provide liquidity in the equities for which it makes markets. As a result of this event, Oppenheimer has risk containment policies in place, which limit position size and monitor transactions on a minute-to-minute basis.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.

Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels.

Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

For further discussion of risk management, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

DISASTER RECOVERY

The events of September 11, 2001 heightened the need for comprehensive disaster recovery plans. Disaster recovery plans exist for the Company’s critical systems, and redundancies are built into the systems as deemed appropriate. The Company believes that its disaster recovery program, including off-site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting the Company’s headquarters or its operations center would not have a material adverse impact on the Company. Insurance and other safeguards might only partially reimburse the Company for its losses. The Company also uses periodic self-assessments, internal audit reviews and independent consultants as a further check on operational risk and exposure.

The Company maintains disaster recovery procedures and a site in Edison New Jersey at which it houses back-up facilities to its main operations in New York City. Subsequent to 9/11/01, the Company has substantially upgraded its investment in such procedures and facilities, but there remains substantial risk and uncertainty with respect to the efficacy of such planning due to the complications of moving its personnel and business to any such facility.

INTEREST

Oppenheimer derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/ securities loaned activity. Oppenheimer also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments. Oppenheimer also incurs interest expense on its long-term debt, bank loans and free credit balances in the accounts of customers.

Securities Borrowed/ Securities Loaned. In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. Oppenheimer has an active securities borrowed and lending matched book business ("Matched Book"), in which Oppenheimer borrows securities from one party and lends them to another party. When Oppenheimer borrows securities, Oppenheimer provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. OPCO earns interest revenues on this cash collateral. Similarly, when Oppenheimer lends securities to another party, that party provides cash to Oppenheimer as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Oppenheimer pays interest expense on the cash collateral received from the party borrowing the securities.

Margin Lending. Customers’ transactions are executed on either a cash or margin basis. In a margin transaction, Oppenheimer extends credit to the customer, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and Oppenheimer’s internal policies.

The primary source of funds to finance customers' margin account borrowings are collateralized and uncollateralized bank borrowings, funds generated by lending securities on a cash collateral basis in excess of the amount of securities borrowed and free credit balances in customers' accounts. Free credit balances in customers' accounts, to the extent not required to be segregated pursuant to SEC rules, may be used in the conduct of Oppenheimer’s business, including the extension of margin credit. Subject to applicable regulations, interest is paid by Oppenheimer on most, but not all, of such free credit balances awaiting reinvestment by customers. The customer is charged for such margin financing at interest rates derived from the company’s "base" rate as defined, as well as the brokers’ loan rate, and LIBOR to which is added an additional amount of up to 2%. To the extent that the use of free credit balances reduces borrowings, interest expense is reduced.

In permitting a customer to purchase securities on margin, Oppenheimer is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer’s indebtedness and that the customer might otherwise be unable to repay the indebtedness.

In addition to monitoring the creditworthiness of its customers, Oppenheimer also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market in which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Oppenheimer considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

The majority of Oppenheimer’s margin loans are made to United States citizens or to corporations which are domiciled in the United States. Oppenheimer may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. Oppenheimer believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors’ obligations, it may be more difficult to collect such investors’ outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

Although Oppenheimer attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which Oppenheimer bases its decisions will be correct or that it is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

INVESTMENT BANKING BUSINESS

Oppenheimer offers corporations (primarily middle-market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Oppenheimer’s underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the SEC.

Oppenheimer intends to continue to pursue opportunities for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where Oppenheimer is required to act as an underwriter or to take a position in the securities of its customers, Oppenheimer O may assume greater risk than would normally be assumed in its normal trading activity. Oppenheimer also participates as an underwriter in the syndication of issues managed by other securities firms.

The Company derived 7%, 8% and 4% of its revenues from underwriting in 2003, 2002 and 2001, respectively. See "Net Capital Requirements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INVESTMENT ADVISORY BUSINESS

Oppenheimer (through its Fahnestock Asset Management division) and OAM provide investment advisory services for a fee to its clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Oppenheimer 's customary commission schedule.

At December 31, 2003, Oppenheimer and OAM had approximately $9.59 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

OAM is a broad-based advisory platform that includes: Investment Advisory Services (IAS), Strategic Asset Review (STAR), and Portfolio Advisory Services (PAS), collectively the consulting services; Oppenheimer Investment Advisors (OIA), core internally managed client accounts; OMEGA, financial advisor discretionary fee-based advisory accounts; and Alternative Investments Group, non-traditional investment strategies within SEC-registered funds.

Fahnestock Asset Management and the OMEGA Group provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. They seek to provide portfolio management, client service and other financial services in a disciplined manner that is tailored to meet its clients’ particular needs and objectives.

Importance of Investment Performance.

The Company believes that investment performance is one of the most important factors for the growth of assets under management for a company in the asset management business. Poor investment performance could impair growth of the Company’s asset management business because existing clients might withdraw funds and the Company’s ability to attract funds from existing and new clients might diminish.

Investment advisory and administrative contracts are generally terminable at will or upon relatively short notice. Institutional and individual clients can terminate their relationships with an asset manager, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, loss of key investment management personnel and financial market performance. In a declining stock market, the withdrawal of assets from accounts could accelerate.

Other Business

The Company operates a mortgage banking business through Evanston Financial Corporation.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Oppenheimer and its correspondents; and general office services. Oppenheimer employs approximately 380 persons in its administration and operations departments at its head office, approximately 60 persons in its administration and operations departments in Detroit and over 100 administrative and operations persons located in its branch offices.

There is considerable fluctuation during any year and from year to year in the volume of transactions Oppenheimer must process. Oppenheimer records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render Oppenheimer liable for disciplinary action by governmental and self-regulatory organizations.

Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges of which it is a member and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks.

Oppenheimer believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Oppenheimer carries a broker's blanket insurance bond covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $25,000,000 with a self-insurance retention of $250,000.

COMPETITION

Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has recently been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: merger and acquisition advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers. These developments have led to the creation of a greater number of integrated financial services firms that may be able to compete more effectively than Oppenheimer for investment funds by offering a greater range of financial services.

Oppenheimer believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients. Many of Oppenheimer 's competitors engage in these programs more extensively than does Oppenheimer.

There is substantial commission discounting by broker-dealers competing for institutional and retail brokerage business. Recently, full service firms have begun offering on-line trading services to their clients at substantial discounts to their regular pricing. Oppenheimer intends to compete in this area, but it is likely to reduce profitability per transaction, unless offset by higher transaction volume. The continuation of such discounting and an increase in the incidence thereof could adversely affect Oppenheimer. However, an increase in the use of discount brokerages could be beneficial to Freedom.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations ("SRO") such as the NASD and national securities exchanges such as the NYSE and the National Futures Association. The NYSE has been designated Oppenheimer’s primary regulator with respect to securities activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. The CBOE has been designated Oppenheimer’s primary regulator with respect to options trading activities. The NASD has been designated Freedom’s primary regulator with respect to securities activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer 's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and Puerto Rico. Oppenheimer is also registered as an International Broker-Dealer in Canada.

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

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, Oppenheimer is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, Oppenheimer may (and currently does) impose more restrictive margin requirements than required by such rules. See "Customer Lending."

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms of the NYSE (Oppenheimer) or the NASD (Freedom), the Operating Subsidiaries are subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

Oppenheimer elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $250,000, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or the SROs may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business.

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. This office also serves as the base for most of Oppenheimer 's research, operations and trading and investment banking activities, though other offices also have employees who work in these areas. Investment advisory services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer 's New York office using the data processing facilities located there. Freedom conducts its business from its offices located in Edison, N.J., where the Company also maintains its disaster recovery site. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2003, occupied office space totalling approximately 984,000 square feet in 98 locations under standard commercial terms expiring between 2004 and 2014. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Class B voting shares (the "Class B Shares"), the Company's only class of voting securities, are not registered under the Exchange Act and are not required to be registered. The Class B Shares are owned by fewer than 500 shareholders of record. Consequently, the Company is not required under Section 14 of the Exchange Act to furnish proxy soliciting material or an information statement to holders of the Class B Shares. However, the Company is required under applicable Canadian securities laws to provide proxy soliciting material, including a management information circular, to the holders of its Class B Shares.

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

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2003 fiscal year.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

The Company's Class A Shares are listed and traded on The New York Stock Exchange (the "NYSE") and The Toronto Stock Exchange (the "TSX") (trading symbol "OPY"). The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Shares on The Toronto Stock Exchange and on The New York Stock Exchange. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by The Toronto Stock Exchange and The New York Stock Exchange.

Class A Shares:		TSX		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2003	1st Quarter	$39.20	$33.64	$25.24	$22.06
	2nd Quarter	$39.75	$32.90	$29.85	$22.25
	3rd Quarter	$40.35	$35.65	$29.30	$25.50
	4th Quarter	$46.11	$39.00	$35.10	$29.15

2002	1st Quarter	$46.00	$39.40	$28.88	$24.85
	2nd Quarter	$40.56	$32.65	$25.70	$21.26
	3rd Quarter	$35.00	$31.55	$23.15	$20.00
	4th Quarter	$43.86	$31.45	$28.45	$19.77

The following table sets forth information about the shareholders of the Company as at December 31, 2003 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada	5,140,988	40%	168
United States	7,677,918	60%	180
Other	614	-	6

Total issued and outstanding	12,819,520	100%	354

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada (1)	97,813	98%	116
United States	1,739	2%	67
Other	128	-	3

Total issued and outstanding	99,680	100%	186

(1) The Company has been informed that 50,975 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2003 and 2002.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 24, 2002	February 8, 2002	February 22, 2002	$0.09
Quarterly	April 19, 2002	May 3, 2002	May 17, 2002	$0.09
Quarterly	July 18, 2002	August 2, 2002	August 16, 2002	$0.09
Quarterly	October 18, 2002	November 8, 2002	November 22, 2002	$0.09
Quarterly	January 24, 2003	February 14, 2003	February 28, 2003	$0.09
Quarterly	April 24, 2003	May 9, 2003	May 23, 2003	$0.09
Quarterly	July 24, 2003	August 8, 2003	August 22, 2003	$0.09
Quarterly	October 24, 2003	November 7, 2003	November 21, 2003	$0.09
Quarterly	January 27, 2004	February 13, 2004	February 27, 2004	$0.09

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

United States Federal Income Tax Considerations

Dividends on Class A and Class B Shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be subject to U.S. federal income taxation as qualified dividends to the extent paid out of the Company’s earnings and profits, determined under U.S. tax principles, subject to tax at 15%. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such exclusion).

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

Normal Course Issuer Bid

On July 8, 2003, the Company announced that during the year commencing July 10, 2003 it intended to purchase up to 636,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or The New York Stock Exchange, representing approximately 5% of the outstanding Class A Shares. In fiscal 2003, through a Normal Course Issuer Bid, which expired July 8, 2003, the Company purchased 25,700 Class A Shares at an average cost of $22.76 per share. The Company did not purchase any Class A Shares in 2003 under the current Normal Course Issuer Bid, which expires July 9, 2004. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid will be cancelled. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2003. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 2003, the Company purchased the U.S. private client and asset management divisions of CIBC World Markets. The 2003 amounts include the assets and liabilities and operating results of the private client division for the entire year and the assets and liabilities and operating results of the asset management division as of and subsequent to June 4, 2003. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. See also Item 1, "Business" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	2003	2002	2001	2000	1999
(In thousands of U.S. dollars except per share and share amounts)
Revenue	$689,993	$283,333	$261,261	$316,499	$279,111
Net profit	$29,791	$9,321	$19,150	$40,901	$27,390
Net profit per share (1)
- basic	$2.35	$0.75	$1.55	$3.38	$2.19
- diluted	$1.63	$0.73	$1.50	$3.29	$2.17
Total assets	$1,709,117	$1,031,226	$710,275	$697,482	$766,528
Total current liabilities	$1,193,401	$783,590	$468,580	$475,682	$579,141
Subordinated indebtedness,
including current portion	-	-	-	-	$30
Total long term liabilities	$234,785	-	-	-	-
Cash dividends per Class A
Share and Class B share	$0.36	$0.36	$0.36	$0.31	$0.28
Shareholders' equity	$280,931	$247,636	$241,695	$221,800	$187,388
Book value per share (1)	$21.75	$19.82	$19.43	$18.34	$15.30
Number of shares of capital stock outstanding	12,919,200	12,496,687	12,436,765	12,090,649	12,247,249

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

Asset management operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in "Advisory fees" in the consolidated statements of earnings. Assets under management are not included as assets of the Company.

Business Environment

The Company is a holding company whose principal subsidiaries are Oppenheimer and OAM. Oppenheimer provides securities brokerage, investment banking, trust and asset management services to its clients from 98 offices across the U.S.A. and associated offices in Caracas, Venezuela and Buenos Aires, Argentina. Oppenheimer is licensed to offer brokerage and other financial services in all 50 States. Client assets entrusted to the Company as at December 31, 2003 totalled approximately $46 billion. The Company provides investment advisory services through OAM and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. At December 31, 2003, client assets under management by the asset management groups totaled $9.59 billion. Oppenheimer also engages in proprietary trading of securities. In addition, the Company operates a discount brokerage business based in Edison, NJ, through Freedom. At December 31, 2003, the Company employed approximately 3,013 people, of whom 1,704 were financial consultants.

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

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. In the near term, the Company will not be seeking additional significant acquisitions, but will focus its attention on the integration of recent acquisitions, including the significant acquisition in 2003 of the U.S. private client and asset management businesses of CIBC World Markets.

Results of Operations

The results of the year ended December 31, 2003, compared to the same period of 2002, reflect the changed face of the Company after the acquisition by the Company on January 3, 2003 of the U.S. private client business of CIBC World Markets and the subsequent acquisition on June 4, 2003 of the U.S. asset management business of CIBC World Markets (together, the Oppenheimer divisions). This acquisition more than doubled the Company’s private client presence, adding approximately 620 financial consultants in 18 offices, at the date of closing. The aggregate purchase price was approximately U.S. $242 million. The Company began self-clearing substantially all of the private client business at the end of May 2003. Until that time, CIBC provided operational and administrative services to the Company on a transition basis. That arrangement precluded the attainment of certain operating efficiencies and cost savings that became available to the Company post- conversion of the client accounts to the Company’s clearing platform.

The Company closed on its purchase of OAM on June 4, 2003. OAM currently manages client assets totaling over U.S. $8.65 billion. The business includes internally managed funds, alternative investments (including hedge funds) and third party managed high net worth accounts.

The Company’s results were significantly impacted by the recent integration of its acquisition of the Oppenheimer private client division and the closing of the purchase of OAM. In 2003, expenses were impacted by payments to CIBC through May 2003 for various transition services, which the Company utilized during the period. The costs of integration and retention also significantly impacted the 2003 results. On May 27, 2003, Oppenheimer assumed clearing and execution of the business of the Oppenheimer divisions. There were client service issues and internal operational difficulties encountered as a result of the largest conversion of client accounts in the Company’s history, which were largely rectified by the end of the second quarter. The Company continues to monitor its systems requirements and remains committed to make improvements in service and technology.

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

The U.S. economy has continued to pick up momentum as reflected in growth in fourth quarter GNP. New job creation continues to lag and remains an issue for consumer confidence. Low interest rates, a record trade deficit and a record federal budget deficit have been reflected in a weak U.S. dollar, which is trading at record lows compared to other major currencies. These factors are likely to continue to lead to favorable U.S. corporate earnings comparisons and continuing strength in the stock market. Savings rates and favorable demographics in the United States also provide for strong investment flows and favorable conditions for the securities industry.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years (in thousands of dollars).

	Period to Period Change
	Increase (Decrease)
	2003 versus 2002		2002 versus 2001
	Amount	Percentage	Amount	Percentage

Revenues -
Commissions	189,324	+139%	$13,475	+11%
Principal transactions, net	78,445	+135%	1,853	+3%
Interest	14,978	+54%	(6,687)	-19%
Underwriting fees	27,863	+122%	11,805	+108%
Advisory fees	54,185	+206%	1,861	+8%
Other	41,865	+332%	(235)	-2%
Total revenues	406,660	+144%	22,072	+8%
Expenses -
Compensation	265,250	+156%	20,972	+14%
Clearing and exchanges fees	11,127	+116%	3,595	+60%
Communications	22,460	+70%	8,446	+36%
Occupancy costs	25,832	+93%	8,539	+44%
Interest	5,943	+71%	(5,692)	-40%
Other	38,362	+168%	4,907	+27%
Total expenses	368,974	+136%	40,767	+18%

Profit before taxes	37,686	+292%	(18,695)	-59%
Income taxes	15,442	+288%	(7,092)	-57%
Net profit	22,244	+295%	(11,603)	-61%

Fiscal 2003 compared to Fiscal 2002

Results for 2003 reflected both the changed face of the Company following its acquisition activity in 2003 and improving economic growth in the U.S., which led to a resurgence of investor participation in the markets. Following its acquisition on January 3, 2003 of the U.S. Private Client business of CIBC World Markets, the Company significantly increased its private client business in terms of financial consultants and client assets. The number of financial consultants increased to 1,704 at December 31, 2003 compared to 1,102 at December 31, 2002. Client assets entrusted to the Company were approximately $46 billion at December 31, 2003 compared to approximately $17.8 billion at December 31, 2002. The acquisition on June 4, 2003 of the U.S. Asset Management business of CIBC World Markets added new business lines and increased managed assets from approximately $869 million at December 31, 2002 to approximately $9.59 billion at December 31, 2003.

Total revenues for 2003 were $689,993,000 an increase of 144% over $283,333,000 in 2002. Commission income (income realized in securities transactions for which Oppenheimer acts as agent) increased 139% to $325,071,000 from $135,747,000 in 2002. This increase was primarily the result of the additional business generated by the acquired Oppenheimer branches, as well as improved market conditions. Revenues from principal transactions (revenues from transactions in which Oppenheimer acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 135% to $136,672,000 from $58,227,000 in 2002 due to the business generated by the acquired divisions and stronger activity in the trading of fixed income securities as a result of lower interest rates and higher bond prices in 2003 compared to 2002. Investment banking revenues increased by 122% to $50,623,000 from $22,760,000 in 2002, related to increased participation in the issuance of closed-end funds and debt securities, particularly as a result of the impact of the acquired Oppenheimer divisions. Advisory fees increased by 206% to $80,550,000 from $26,365,000 in 2002 primarily as a result of the acquisition of the U.S. Asset Management business of CIBC World Markets in June 2003. In January 2003, the Company was awarded $21,750,000 in an arbitration award in connection with a raiding case involving the sales force of First of Michigan Corporation, a company acquired by the Company in 1997.

Interest income in 2003 was $42,600,000, an increase of 54% from $27,622,000 in 2002. Interest expense was $14,322,000, an increase of 71% from $8,379,000 in 2002. This represents an increase of 47% in net interest revenue (interest revenue less interest expense) in 2003 compared to 2002, which can be attributed to an increase in average customer margin balances due to the conversion of the customer accounts of the acquired Oppenheimer branches in May 2003 and lower interest rates in 2003 compared to 2002.

Expenses in 2003 totalled $639,390,000, an increase of 136% compared to $270,416,000 in 2002. The increase in expenses can be attributed to the acquisitions of the Oppenheimer divisions in 2003 as well as continuing unfavorable legal settlement costs associated with Josephthal & Co. Inc. client accounts, which were acquired in 2001. Compensation and related expenses in 2003 were $435,160,000, an increase of 156% from $169,810,000 in 2002. Compensation expense has volume-related components and increases with increases in commission business conducted in 2003 compared to 2002, as well as increased retention and severance costs and a general increase in staff levels in both acquired branch offices and in head office departments which were required to handle the business volume of the larger entity. Clearing and exchange fees in 2003 were $20,734,000, an increase of 116% from $9,607,000 in 2002. These expenses increased in 2003 compared with 2002 with increased volume and with the increased size of the sales force. In addition, until May, 2003, the business generated from the acquired Oppenheimer branches was being cleared by a third party. The cost of third party clearing is higher than the cost of clearing trades in-house. Communications expenses in 2003 were $54,526,000, an increase of 70% over $32,066,000 in 2002 reflecting additional costs of a larger branch system, after the acquisition of the Oppenheimer divisions. Occupancy costs in 2003 were $53,604,000, an increase of 93% compared to $27,772,000 in 2002 as a result of the increased size of the organization with the acquisition of the Oppenheimer divisions. The increase in communications, technology and occupancy expenses reflects the additional costs associated with connecting and housing approximately 55% more financial consultants in 16 more branch offices in 2003 compared to December 31, 2002, before the acquisitions of the Oppenheimer divisions. During 2003, the Company was able to utilize previously underutilized space and was able to reassign employees to maximize the usage of space. Other expenses were $61,144,000, an increase of 168% over $22,782,000 in 2002. The increase relates primarily to increased levels of general and administrative expense due to the larger organization size, as well as increased bad debt expense and costs of litigation. The Company may face additional unfavorable judgments in future periods. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

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

Expenses in 2002 totalled $270,416,000, an increase of 18% compared to $229,649,000 in 2001. The increase in expenses can be attributed to the acquisitions of Josephthal and Prime Charter in the latter part of 2001 and the business of BUYandHOLD in March 2002. Compensation and related expenses in 2002 were $169,810,000, an increase of 14% from $148,838,000 in 2001. Compensation expense has volume-related components and increases with increases in commission business conducted in 2002 compared to 2001, as well as increased retention and severance costs and a general increase in staff levels in both acquired branch offices and in head office departments which were required to handle the business volume of the larger entity. Clearing and exchange fees in 2002 were $9,607,000, an increase of 60% from $6,012,000 in 2001. These expenses increased in 2002 compared with 2001 with increased volume and with the increased size of the sales force. In addition, until November, 2002, the business generated from the former Prime Charter branches was being cleared by a third party as was the business of BUYandHOLD until June, 2002. The cost of third party clearing is higher than the cost of clearing trades in-house. Communications expenses in 2002 were $32,066,000, an increase of 36% over $23,620,000 in 2001 reflecting additional costs of a larger branch system, after the acquisition of Josephthal and Prime Charter. Occupancy costs in 2002 were $27,772,000, an increase of 44% compared to $19,233,000 in 2001 as a result of increasing the size of the organization with the acquisition of Josephthal and Prime Charter in 2001. The increase in communications, technology and occupancy expenses reflects the additional costs associated with connecting and housing 51% more financial consultants in 15 more branch offices in 2002 compared to September 16, 2001, before the acquisitions of Josephthal and Prime Charter. Occupancy costs were also significantly impacted by costs associated with underutilized space that will be utilized in 2003 and future years by post year-end acquisitions. Other expenses were $22,782,000, an increase of 27% over $17,875,000 in 2001. The increase relates primarily to increased bad debt expense and costs of litigation.

Liquidity and Capital Resources

Total assets at December 31, 2003 increased by approximately 66% from December 31, 2002 due primarily to the acquisition of the Oppenheimer divisions and the conversion of the Oppenheimer private client division client accounts to the Oppenheimer clearing platform on May 27, 2003. Liquid assets at December 31, 2003 accounted for 88% of total assets, compared to 98% at December 31, 2002. The acquisitions of the Oppenheimer divisions resulted in the addition of fixed assets, intangibles and goodwill, all considered long-term in nature. Current assets at December 31, 2003 increased by 50% compared to the previous year-end because of increases in all aspects of the Company’s business with the self-clearing of the Oppenheimer divisions business. The new business impacted broker and customer receivables, stock borrow/stock loan balances, deposits with clearing organizations, restricted cash and notes receivable. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer 's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At December 31, 2003, $101,619,000 of such borrowings were outstanding, an increase of over 527% compared to outstanding borrowings at December 31, 2002. At December 31, 2003, the Company had available collateralized and uncollateralized letters of credit of $143,934,000.

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The interest due on the debentures is payable semi-annually and is being financed from internally-generated funds. The principal payments on the zero coupon promissory note is also being financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer divisions, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally-generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2003, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

The Company paid cash dividends to its shareholders totalling $4,616,000, during 2003, from internally-generated cash.

During 2003, the Company purchased a total of 25,700 of its Class A non-voting shares at an average cost of $22.76 per share through the facilities of the New York Stock Exchange by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to an additional 636,000 of its shares from time to time until July 9, 2004 from internally generated funds.

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed. See factors affecting "forward-looking statements".

The book value of the Company’s Class A and Class B Shares was $21.75 at December 31, 2003, an increase of approximately 10% compared to $19.82 at December 31, 2002, based on total outstanding shares of 12,919,200 and 12,496,687, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal. Additional disclosure relating the Company’s commitments appears in note 12 to the consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at December 31, 2003.

Contractual Obligations

(In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$23	$21	$19	$17	$68	$148
Supplemental Executive Retirement Plan	1	-	-	-	-	1
Assumed Josephthal notes	4	1	-	-	-	5
Bank loans	10	10	10	10	-	40
Debentures	-	-	-	-	161	161
Zero coupon notes	15	15	15	6	-	51

Total	$53	$47	$44	$33	$229	$406

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

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46, "Consolidation of Variable Interest Entities",SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption has not had a material impact on its financial results.

The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt other provisions of this standard at this time.

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

At December 31, 2003 and 2002, the Company’s value-at-risk for each component of market risk was as follows (in thousands of U.S. dollars):

	Fiscal 2003			As at December 31,
	High	Low	Average	2003	2002

Interest rate risk	$174	132	$150	168	$150
Equity price risk	387	369	369	412	336
Diversification benefit	(86)	(133)	(110)	(169)	(18)

Total	$475	$368	$409	$411	$468

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2003 from those reported in 2002 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2003 compared to December 31, 2002, which include a larger position in equities. The Company’s portfolio as at December 31, 2003 includes approximately $15,781,000 in corporate equities, which are co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, Management’s Discussion and Analysis of the Results of Operations and Item 1, Risk Management.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the reporting period, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General

Directors of the Company are elected annually by the holders of the Class B Shares to serve until the next annual meeting of shareholders or until their successors are appointed. Executive officers are appointed annually by the directors or until their successors are appointed. Certain information concerning the executive officers and directors of the Company as at March 8, 2004 is set forth below.

Name	Age	Positions held

John L. Bitove	76	A Director of the Company since February 1980; Retired executive. - Member of the Audit, Compensation and Stock Option and Nominating/Corporate Governance Committees

Richard Crystal	63	A Director of the Company since 1992; Partner Brown Raysman Millstein Felder & Steiner LLP (law firm) since July 2002, U.S. counsel to the Company; Partner, Winston & Strawn (law firm) and predecessor firms from 1985 to July 2002.

Albert G. Lowenthal	58	Chairman of the Board, Chief Executive Officer and Director of the Company since 1985; Chairman of the Board, Chief Executive Officer and Director of Oppenheimer since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York stock brokerage firm.

Kenneth W. McArthur	68	A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President of Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President of Nesbitt Thomson Inc. between July 1989 and January 1993.

- Member of the Audit and Nominating/Corporate Governance Committees

Antonio Molestina	40	A Director of the Company since 2003; Deputy General Counsel, Canadian Imperial Bank of Commerce (chartered bank)

A. Winn Oughtred	61	A Director of the Company since 1979; a Director of Oppenheimer since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP (law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts	52	President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Oppenheimer since 1983.

Richard Venn	52	A Director of the Company since 2003; Senior Executive Vice-President, Corporate Development, Canadian Imperial Bank of Commerce (chartered bank)

-Member of the Nominating/Corporate Governance Committee

Burton Winberg	79	A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959.

- Member of the Audit, Compensation and Stock Option and Nominating/Corporate Governance Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. The Company is required to report in this annual report on Form 10-K any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the preceding fiscal year (or, to the extent not previously disclosed, any prior fiscal year).

To the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended December 31, 2003 and representations made to the Company by such persons, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with.

DIRECTORS COMPENSATION

From January 1, 2003 to June 30, 2003, the Company paid its directors an annual retainer fee of $10,000, plus $1,000 for each board or committee meeting attended in person and $500 for each board or committee meeting attended by telephone. Commencing July 1, 2003, directors’ fees were increased as follows:

Fees:	Effective July 1, 2003
Annual retainer for directors	$15,000
Fee per meeting attended in person	$1,500
Fee per meeting attended by telephone	$500
Annual retainer for committee chairmen	$5,000
Annual retainer for lead director	$5,000
Annual retainer for members of the Audit Committee, other than the chairman	$2,500

In 2003 the Directors were paid fees for both board and committee attendance of $195,500 in aggregate. Directors are reimbursed for travel and related expenses incurred in attending board and committee meetings. Directors who are not employees of the Company and its subsidiaries are also entitled to the automatic grant of stock options under the Company’s 1996 Equity Incentive Plan, as amended (the "Plan"), pursuant to a formula set out in the Plan.

DIRECTORS AND OFFICERS INSURANCE

The Company carries liability insurance for its directors and officers. On November 30, 2003, the Company renewed its directors and officers liability insurance for one year ending November 30, 2004 at an annual premium rate of $325,750. No part of the insurance premiums were or are to be paid by the officers and directors. The aggregate insurance coverage under both policies is limited to $10 million with retention of $2.5 million for the policy years ended November 30, 2003 and 2004.

Under the by-laws of the Company, the Company is obligated to indemnify the directors and officers of the Company and its subsidiaries to the maximum extent permitted by the Business Corporations Act (Ontario). The Company has entered into indemnity agreements with each of its directors providing for such indemnities.

RESOURCES FOR THE BOARD COMMITTEES

The Board and each of its committees have, under the Company’s Corporate Governance Guidelines, the authority to retain independent legal, financial or other advisors at the expense of the Company.

BOARD COMPOSITION

Pursuant to a Stakeholders Agreement dated December 9, 2002 between the Company, CIBC and others, CIBC has the right to have two of its designees nominated for election to the Company’s board. CIBC exercised this right in 2003 and its designees, Mr. A. Molestina and Mr. R. Venn, were elected as directors of the Company at the May 12, 2003 annual and special meeting of shareholders and will serve as directors of the Company until the termination of the May 17, 2004 annual and special meeting of shareholders. CIBC has informed the Company that it does not wish to exercise this right for the May 17, 2004 annual and special meeting of shareholders.

BOARD COMMITTEES

The Board has an Audit Committee, a Compensation and Stock Option Committee and a Nominating/Corporate Governance Committee. The following is a brief summary of the responsibilities of these Committees,

Audit Committee

(Messrs. Bitove, McArthur and Winberg (Chair))

The Board has adopted a written charter for the Audit Committee, a copy of which is attached to this Management Information Circular as Schedule C. The Audit Committee:

reviews annual, quarterly and all legally required public disclosure documents containing financial information that are submitted to the Board;

reviews the nature, scope and timing of the annual audit carried out by the external auditors and reports to the Board;

evaluates the external auditors' performance for the preceding fiscal year; reviews their fees and makes recommendations to the Board;

reviews internal financial control policies, procedures and risk management and reports to the Board;

meets with the external auditors quarterly to review quarterly and annual financial statements and reports and to consider material matters which, in the opinion of the external auditors, should be brought to the attention of the Board and the shareholders;

reviews internal audit activities, meets regularly with internal audit personnel and reports to the Board;

reviews accounting principles and practices;

reviews management reports with respect to litigation, capital expenditures, tax matters and corporate administration charges and reports to the Board;

reviews related party transactions;

reviews and approves changes or waivers to the Company's Code of Conduct and Business Ethics for Directors, Officers and Employees; and

annually reviews this Charter and recommends and make changes thereto as required.

All members of the Audit Committee are independent.

During 2003, the Audit Committee met 5 times.

Compensation and Stock Option Committee

(Messrs. Bitove and Winberg (Chair))

The Board has adopted a Compensation and Stock Option Committee Charter. The Compensation and Stock Option Committee:

makes recommendations to the Board with respect to compensation policy for the Company and its subsidiaries;

makes recommendations to the Board with respect to salary, bonus and benefits paid and provided to senior management of the Company;

in accordance with the provisions of the Company's 1996 Equity Incentive Plan, authorizes grants of stock options and recommends modifications to the Plan;

grants certain compensation awards to senior management of the Company based on criteria linked to the performance of the individual and/or the Company;

administers the Performance-Based Compensation Agreement between the Company and Mr. A.G. Lowenthal;

certifies compliance with the criteria performance-based awards or grants and administers and makes awards under the Company's Stock Appreciation Rights Plan.

During 2003 the Committee met 4 times.

(see also "Report of the Compensation and Stock Option Committee")

Nominating/Corporate Governance Committee

(Messrs. Bitove, McArthur (Chair), Venn and Winberg)

The Board has adopted a Nominating/Corporate Governance Committee Charter.

The Nominating/Corporate Governance Committee:

makes recommendations to the Board with respect to corporate governance;

when necessary, oversees the recruitment of new Directors for the Company;

recommends nominees for election or appointment to the Board;

maintains an orientation program for new directors and oversees the continuing education needs of Directors;

evaluates Director performance;

reviews and makes recommendations with respect to the Company's Corporate Governance Guidelines;

reviews and approves governance reports for publication in the Company's Management Information Circular and Annual Report on Form 10-K.

Although the Committee was formed in 2003, it did not have any formal meetings in 2003. The members of the Committee, as members of the Board, participated during the year in discussions and decisions on corporate governance, the effectiveness of the Board and related matters. The Committee did meet on February 25, 2004 and has established a schedule for regular meetings for the balance of 2004.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. A paper copy of the Code of Conduct and Business Ethics for Directors, Officers and Employees can be requested by writing to the Company at its head office or by making an email request to investorelations@opy.ca.

Item 11. EXECUTIVE COMPENSATION

With respect to the year ended December 31, 2003, the Compensation and Stock Option Committee of the Board of Directors (the "Committee") was responsible for making recommendations for approval by the Board of Directors with respect to the compensation of the Company’s executive officers. The members of this Committee are John L. Bitove and Burton Winberg, each of whom are outside directors of the Company and have no interlocking relationship with the Company or its subsidiaries.

Summary Compensation Table

The following table sets forth total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and each of the four most highly paid executive officers of the Company and Oppenheimer, the Company’s principal operating subsidiary, other than the chief executive officer, whose total cash compensation for the fiscal year ended December 31, 2003 exceeded $100,000 (the "Named Executives").

		Annual Compensation			Long-term Compensation
Name and Principal				Other Annual	Class A Shares Underlying	All Other
Occupation	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

A.G. Lowenthal,	2003	$500,000	$3,360,323	$22,000	150,000	$3,050
Chairman, CEO,	2002	$480,340	0	$22,500	0	$2,475
and Director of	2001	$480,350	$497,500	$18,000	0	$5,725
the Company;
Chairman and CEO, and director
of Oppenheimer

Thomas Robiinson (4),	2003	$150,000	$1,000,000	0	10,000	$2,820
President of OAM

Eric J. Shames,	2003	$290,000	$700,000	0	7,500	$3,050
Secretary and	2002	$290,000	$75,000	0	0	$2,475
General Counsel of Oppenheimer	2001	$290,000	$100,000	0	0	$5,725

E.K. Roberts,	2003	$200,000	$300,000	$22,500	10,000	0
President,	2002	$183,300	$60,000	$22,500	0	0
Treasurer and Director of the	2001	$158,000	$85,000	$18,000	0	0
Company,
Treasurer and a
director of Oppenheimer

Robert Okin (3) Executive Vice President of Oppenheimer	2003	$190,256	$1,000,000	0	50,000	$3,050

(1) Includes Directors’ Fees. See the table in Item 10, above, for the applicable rates.

(2) This amount represents Company contributions to the Oppenheimer 401(k) Plan.

(3) Mr. Okin joined Oppenheimer on January 3, 2003. In addition to the above compensation, on March 17, 2003 Mr. Okin was awarded 22,222 Class A Shares, which will be issued on January 3, 2006 and priced at $22.50, provided that Mr. Okin remains continuously employed by the Company. The issuance of these conditionally-issued Class A Shares was confirmed by shareholders on May 12, 2003.

(4) Mr. Robinson joined the OAM on June 4, 2003.

OPTION GRANTS FOR THE YEAR ENDED DECEMBER 31, 2003

The following table sets forth details of options granted to the Named Executives during the year ended December 31, 2003.

	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise price per share	Expiry date	Grant Date Value

A.G.Lowenthal	150,000	39.8%	$24.31	1/22/08	$788,700
E.K. Roberts	10,000	2.7%	$24.31	1/22/08	$52,600
T. Robinson	10,000	2.7%	$26.34	7/23/08	$55,000
E.J. Shames	7,500	2%	$24.31	1/22/08	$39,400
R. Okin	25,000	6.6%	$22.75	4/22/08	$133,300
R. Okin	25,000	6.6%	$26.34	7/22/08	$137,500

AGGREGATED OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table sets forth information with respect to options exercised during the year ended December 31, 2003 by the Named Executives and as to unexercised options held by them at December 31, 2003:

	Shares		Number of securities Underlying unexercised Options/SARs at fiscal year end	Value of unexercised in-the-money Options/ SARs at fiscal year end
	Acquired	Value	exercisable/	exercisable/
Name	on exercise	Realized	unexercisable	unexercisable

A.G. Lowenthal	150,000	$978,750	150,000/150,000	$3,000,750/$1,435,500
T. Robinson	0	0	0/10,000	$0/75,400
E. J. Shames	15,000	$95,475	15,000/7,500	$300,075/$71,775
E.K. Roberts	0	0	75,000/10,000	$1,500,375/$95,700
R. Okin	0	0	0/50,000	$0/$466,750

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

The following report of the Committee discusses generally the Committee's executive compensation objectives and policies and their relationship to corporate performance in 2003. In addition, the report specifically discusses the Committee's bases for compensation in 2003 of the Company's Chief Executive Officer, as well as the other senior executive officers of the Company and Oppenheimer.

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

Annual Bonus. Bonuses paid to senior executive officers (other than the Chief Executive Officer) are reviewed annually by the Committee considering recommendations made by the Chief Executive Officer to the Committee, based upon the Chief Executive Officer's assessment of the performance of the Company and his assessment of the contribution of each senior executive to that performance. The Committee then makes recommendations to the Board with respect to bonuses.

Senior executive officers, including the Chief Executive Officer, of Oppenheimer have the right to elect to defer a portion of their annual bonus and performance-based compensation under Oppenheimer's Executive Deferred Compensation Plan, a non-qualified unfunded plan.

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

Chief Executive Officer Compensation

Mr. A.G. Lowenthal, the Chairman of the Board and the Chief Executive Officer of the Company and Oppenheimer, is paid a base salary set by the Committee, plus performance-based compensation under the Performance-Based Compensation Agreement referred to below and, at the discretion of the Committee, is eligible for bonuses and grants of stock options.

On January 1, 2001, the Company entered into a Performance-Based Compensation Agreement (the "2001 Comp Agreement") with Mr. Lowenthal, which expires on December 31, 2005. The 2001 Comp Agreement was approved by the Class B Shareholders in 2001. The purpose of the 2001 Comp Agreement is to set the terms under which Mr. Lowenthal's performance-based compensation is to be calculated during the term thereof.

In March of 2003, the Committee established performance goals under the 2001 Comp Agreement entitling Mr. Lowenthal to a Performance Award under the 2001 Comp Agreement for the year 2003 of an aggregate of $3,360,323 determined by the application of a formula based on the following components: the amount by which the closing price of one Class A Share at January 1, 2003, exceeded the closing price of one Class A Share as at December 31, 2003 multiplied by 200,000 shares; 3% of the amount by which the Company's consolidated profit before income taxes for the year ended December 31, 2003 exceeded 15% of and is less than 25% of the Company's consolidated shareholders' equity as at December 31, 2002; 3.0% percent of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than $0 and less than $11,500,000; 4.0% of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than $11,500,000 and less than $23,000,000; and 4.5% of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than U.S.$23,000,000 and less than $34,000,000. In March of 2003, the Committee set Mr. Lowenthal’s base salary for 2003 at $500,000.

U.S. Internal Revenue Code Section 162(m)

The Company is a Canadian taxpayer. However, because Oppenheimer is a U.S. taxpayer, most compensation issues are affected by the U.S. Internal Revenue Code of 1986, as amended (the "U.S. Tax Code").

Section 162(m) of the U.S. Tax Code generally disallows a tax deduction to public Companys for annual compensation of over $1,000,000 paid to any of the company's chief executive officer and four other most highly paid executive officers (determined as of the end of each fiscal year) unless such compensation constitutes qualified performance-based compensation or otherwise qualifies for an exception.

In order to qualify for exemptions under Section 162(m) in 2001, the 2001 Comp Agreement was adopted and approved by the Class B Shareholders.

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

Members of the Compensation and Stock Option Committee

Burton Winberg — Chairman

John L. Bitove

SHARE PERFORMANCE GRAPH

The following graph shows changes over the past five year period of U.S.$100 invested in (1) the Companys’ Class A Shares, (2) the Standard & Poors 500 Index, and (3) the Standard & Poors / Toronto Stock Exchange Composite Index.

[PERFORMANCE GRAPH]

	1998	1999	2000	2001	2002	2003
Oppenheimer	100	87	163	119	90	136
S&P 500	100	118	90	87	77	126
S&P / TSX Composite	100	130	106	86	86	124

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As at December 31, 2003, the authorized capital of the Company includes an unlimited number of Class A Shares of which 12,819,520 Class A Shares were issued and outstanding and 99,680 Class B Shares, all of which were issued and outstanding.

The following table sets forth certain information regarding the beneficial ownership of, or the exercise of control or discretion over, each class of shares of the Company as at March 9, 2004, with respect to (i) each person known by the Company to beneficially own or exercise control or discretion over more than 5% of any class of the Company’s shares, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers named in the Summary Compensation Table and (iv) the directors and officers as a group.

For purposes of the table, beneficial ownership is determined pursuant to Rule 13d-3 of the U.S. Securities Exchange Act of 1934, as amended, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of a class of outstanding shares which such person or group has the right to acquire within 60 days after March 9, 2004. The percentage of shares deemed outstanding is based on 13,322,416 Class A Shares and 99,680 Class B Shares outstanding as of March 9, 2004. In addition, for purposes of computing the percentage of Class A Shares owned by each person, the percentage includes all Class A Shares issuable upon exercise of outstanding options held by such persons within 60 days after March 9, 2004.

There are no outstanding rights to acquire beneficial ownership of any Class B Shares.

	Class A Shares		Class B Shares
Name and Address of Beneficial Owner	Shares	%	Shares	%
Private Capital Management, L.P. 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	4,132,534	31.0%	-	-
AIC Limited 1375 Kerns Road Burlington, Canada L7R 4X8	1,837,800	13.8%	-	-
Olga Roberts (2) 20 Eglinton Ave. W. Suite 1110 Toronto, Canada M4R 1K8	324,955	2.4%	44,309	44.4%
Albert G. Lowenthal (1) 125 Broad St New York, NY 10004	2,751,143	20.6%	50,975	51%
J.L. Bitove	56,830	*	20	*
R. Crystal (7)	13,950	*	-	-
K.W. McArthur (4)	56,250	*	-	-
A. Molestina	-	-	-	-
R. Okin (9)	103	*	-	-
A.W. Oughtred	9,750	*	-	-
E.K. Roberts (3)	178,594	1.3%	116	*
E.J. Shames (6)	47,450	*	-	-
R. Venn	-	-	-	-
B. Winberg (8)	10,650	*	-	-
Executive Officers and Directors as a group (10 persons)	3,134,779	23.5%	51,011	51%

________________________________________

* less than 1%

(1) With respect to the Class A Shares, Mr. Lowenthal is the sole general partner of Phase II Financial L. P., a New York limited partnership ("Phase II L.P."), which is the record holder of 2,738,430 Class A Shares. Mr. Lowenthal holds 11,347 Class A Shares through the Company's 401(k) plan, and 1,366 Class A Shares directly. With respect to the Class B Shares, Phase II, an Ontario Company wholly-owned by Mr. Lowenthal, is the holder of record of all such shares.

(2) With respect to the Class B Shares, Mrs. Roberts, who is the mother of Elaine Roberts, President of the Company, owns 100 Class B Shares directly and 44,209 Class B Shares indirectly through Elka Estates Limited, an Ontario Company ("Elka"), which is wholly-owned by Mrs. Roberts. With respect to the Class A Shares, Mrs. Roberts owns 41,900 Class A Shares directly and 283,055 Class A Shares through Elka Estates Limited.

(3) 182,294 Class A Shares are held directly.

(4) 50,000 Class A Shares are held directly and 6,250 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(6) 45,000 Class A Shares are held directly, 2,450 Class A Shares are held through the Company’s 401(k) Plan.

(7) 2,700 Class A Shares are held directly and 11,250 Class A Shares are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(8) Includes 6,250 Class A Shares which are beneficially owned in respect of Class A Shares issuable upon exercise of options issued under the Plan.

(9) 103 Class A Shares are held through the Company’s 401(k) Plan.

(c) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.

(d) Class A Shares authorized for issuance under the Company’s 1996 Equity Incentive Plan (the "Plan"), as amended as at December 31, 2003 are as follows: All Class A Shares authorized under the Plan have been approved by shareholders of the Company.

Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under the Plan.

1,884,983	$21.81	135,948

A description of the Plan appears in Note 8 of the Company’s financial statements for the year ended December 31, 2003. The Company does not have any warrants or rights outstanding as at December 31, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year 2003 certain of the directors, executive officers and senior officers of the Company and Oppenheimer maintained margin accounts with Oppenheimer in connection with the purchase of securities (including securities of the Company) which margin accounts are substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with non-affiliated persons and do not involve more than the normal risk of collectability. The details of their indebtedness to Oppenheimer on their margin accounts is as follows:

Name and Principal Position	Largest Amount Outstanding During 2003	Amount Outstanding as at December 31, 2003	Security for Indebtedness
Albert G. Lowenthal, Chairman and CEO of the Company and Oppenheimer	$89,330	nil	Margined securities
Robert Okin, Senior V.P., Operations of Oppenheimer	$231,132	$231,132	Margined securities
Eric Shames, Secretary and Chief Legal Officer of Oppenheimer	$301,488	$293,285	Margined securities

Item 14. Principal Accounting Fees and Services

The Company’s principal accountant is PricewaterhouseCoopers LLP. Audit fees include fees for the audit of the Company’s annual consolidated financial statements and the review of its quarterly financial statements. Audit fees also include fees for the audits of the Company’s broker dealer subsidiaries in compliance with statutory and regulatory filings. Other audit-related fees include fees for the audit of the Company’s 401(k) plan. In 2002, the Company engaged Ernst & Young to provide tax related services.

	Year ended December 31,
	2003	2002

Audit fees	$827,500	$546,000
Audit-related fees	50,000	34,000
Tax fees	nil	Nil
All other fees	nil	nil
	$877,500	$580,000

The Audit Committee has the sole authority and responsibility to nominate independent auditors for election by shareholders, and to recommend to shareholders that independent auditors be removed. The Audit Committee approves all audit engagement fees and terms as well as approves all non-audit engagements and engagement fees provided by independent auditors. The process begins prior to the commencement of the audit. The fees described above were 100% pre-approved.

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

(d)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of March, 2004.

OPPENHEIMER HOLDINGS INC.

BY: "E.K. Roberts"

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

"J.L. Bitove"	Director	March 9, 2004
J.L. Bitove

"R. Crystal"	Director	March 9, 2004
R. Crystal

"A.G. Lowenthal"	Chairman, Chief Executive	March 9, 2004
A.G. Lowenthal	Officer, Director

"K.W. McArthur"	Director	March 9, 2004
K.W. McArthur

"A. Molestina"	Director	March 9, 2004
A. Molestina

"A.W. Oughtred"	Secretary, Director	March 9, 2004
A.W. Oughtred

"E.K. Roberts"	President & Treasurer,	March 9, 2004
E.K. Roberts	(Principal Financial and Accounting Officer), Director

"R. Venn"	Director	March 9, 2004
R. Venn

"B. Winberg"	Director	March 9, 2004
B. Winberg

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2003

FOR INCLUSION IN THE COMPANY’S FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OPPENHEIMER HOLDINGS INC.

MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of Oppenheimer Holdings Inc. were prepared by management in accordance with accounting principles generally accepted in the United States of America, which conform in all material respects with accounting principles generally accepted in Canada. The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements.

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

PricewaterhouseCoopers LLP, the Company's independent accountants, conduct an audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review and evaluation of the Company's systems of internal control, and such tests and procedures as they consider necessary in order to form an opinion as to whether the consolidated financial statements are presented fairly in accordance with accounting principles generally accepted in the United States of America.

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

February 25, 2004

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF OPPENHEIMER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. (the "Company") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2, in 2002 the Company adopted the goodwill provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangibles".

"PricewaterhouseCoopers LLP"

New York, New York

February 25, 2004

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2003	2002
(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$34,478	$16,115
Restricted deposits (note 3)	14,466	7,440
Deposits with clearing organizations	17,858	3,606
Receivable from brokers and clearing organizations	278,521	492,094
Receivable from customers	906,487	392,929
Securities owned, including amounts pledged, at market value (note 4)	95,223	50,173
Notes receivable (note 15)	97,919	17,012
Other	63,610	28,418
	1,508,562	1,007,787
Other assets
Stock exchange seats (approximate market value
$4,968; $6,716 in 2002)	2,994	2,994
Property, plant and equipment (note 5)	23,807	8,488
Intangible assets, net of amortization	35,865	-
Goodwill	137,889	11,957
	200,555	23,439
	$1,709,117	$1,031,226

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
2003	2002
(Expressed in thousands of U.S. dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$68,148	$21,653
Bank call loans (note 6)	91,500	16,200
Payable to brokers and clearing organizations	467,966	520,743
Payable to customers	406,137	162,343
Securities sold, but not yet purchased, at market value (note 5)	10,687	9,606
Accrued compensation	88,999	27,194
Accounts payable and other liabilities	33,857	23,551
Income taxes payable	67	2,057
Current portion of bank loans	10,119	-
Current portion of long term debt	15,921	-
	1,193,401	783,347
Long term liabilities
Bank loans (note 7)	29,536	-
Long term debt (note 7)	34,954	-
Exchangeable debentures (note 7)	160,822	-
Deferred income tax	9,473	243
	234,785	243

Commitments and contingencies (note 12)

Shareholders' equity
Share capital (note 9)
12,819,520 Class A non-voting shares issued (2002-12,397,007 shares issued)	41,520	34,338
99,680 Class B voting shares issued	133	133
	41,653	34,471
Contributed capital (note 10)	5,966	5,028
Retained earnings	233,312	208,137
	280,931	247,636
	$1,709,117	$1,031,226

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$325,071	$135,747	$122,272
Principal transactions, net	136,672	58,227	56,374
Interest	42,600	27,622	34,309
Underwriting fees	50,623	22,760	10,955
Advisory fees	80,550	26,365	24,504
Arbitration award	21,750	-	-
Other	32,727	12,612	12,847
	689,993	283,333	261,261

EXPENSES:
Compensation and related expenses	435,160	169,810	148,838
Clearing and exchange fees	20,734	9,607	6,012
Communications	54,526	32,066	23,620
Occupancy and equipment costs	53,604	27,772	19,233
Interest	14,322	8,379	14,071
Other	61,044	22,782	17,875
	639,390	270,416	229,649

Profit before income taxes	50,603	12,917	31,612

Income tax provision (note 10)	20,812	5,370	12,462

Profit before cumulative effect of a change in accounting principle	29,791	7,547	19,150
Cumulative effect of a change in accounting principle (note 2)	-	1,774	-

NET PROFIT FOR YEAR	$29,791	$9,321	$19,150

Earnings per share (notes 2 and 11)
Basic earnings per share	$2.35	$0.75	$1.55
- Before the effect of a change in accounting
principle	$2.35	$0.61	$1.55
- Cumulative effect of a change in accounting
principle	-	$0.14	-

Diluted earnings per share	$1.63	$0.73	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
	(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$34,471	$34,257	$29,683
Issue of Class A Shares	7,767	3,503	4,723
Repurchase of Class A Shares for cancellation	(585)	(3,289)	(149)

Balance at end of year	$41,653	$34,471	$34,257

CONTRIBUTED CAPITAL
Balance at beginning of year	$5,028	$4,113	$3,499
Tax benefit from employee stock options exercised	938	915	614

Balance at end of year	$5,966	$5,028	$4,113

RETAINED EARNINGS
Balance at beginning of year	$208,137	$203,325	$188,618
Net profit for year	29,791	9,321	19,150
Dividends paid	(4,616)	(4,509)	(4,443)

Balance at end of year	$233,312	$208,137	$203,325

Total Shareholders’ Equity	$280,931	$247,636	$241,695
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$29,791	$9,321	$19,150
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	9,518	4,864	3,974
Loss on disposal of fixed assets	-	-	443
Write off of negative goodwill (note 2)	-	(1,774)	-
Deferred tax liability	9,230	57	-
Tax benefit from employee stock options exercised	938	915	614
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(7,026)	(5,047)	319
Securities purchased under agreement to resell	-	-	23,500
Deposits with clearing organizations	(14,252)	4,080	(1,769)
Receivable from brokers and clearing organizations	213,573	(391,400)	37,463
Receivable from customers	(513,558)	71,057	(35,404)
Securities owned	(32,267)	699	1,524
Notes receivable	(15,395)	(4,522)	(7,763)
Other assets	(21,740)	(3,377)	1,647
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	46,495	1,031	(5,842)
Securities sold under agreement to repurchase	-	-	(23,500)
Payable to brokers and clearing organizations	(52,777)	341,531	(42,938)
Payable to customers	243,794	(26,044)	63,853
Securities sold, but not yet purchased	1,081	685	498
Accrued compensation	47,678	1,558	1,773
Accounts payable and other liabilities	214	(7,439)	(11,684)
Income taxes payable	(1,990)	565	(3,487)
Cash (used in) provided by operating activities	(56,693)	(3,240)	22,341
Cash flows from investing activities:
Purchase of the Oppenheimer divisions	(15,611)	-	-
Purchase of Josephthal Group, Inc., net of cash acquired	-	-	3,139
Purchase of Grand Charter Group, net of cash acquired	-	-	(1,789)
Purchase of the business of BUYandHOLD	-	(2,297)	-
Proceeds from sale of exchange seat	-	24	-
Purchase of property, plant and equipment	(12,215)	(1,360)	(1,009)
Cash (used in) provided by investing activities	(27,826)	(3,633)	341

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
(Expressed in thousands of U.S. dollars)
Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(4,616)	(4,509)	(4,443)
Issuance of Class A Shares	7,767	3,503	4,723
Repurchase of Class Shares for
cancellation	(585)	(3,289)	(149)
Zero coupon promissory note repayments	(14,639)	-	-
Proceeds from issuance of bank loans	50,000	-	-
Bank loan repayments	(10,345)	-	-
Increase (decrease) in bank call loans	75,300	3,066	(13,265)
Cash provided by (used in) financing activities	102,882	(1,229)	(13,134)
Net (decrease) increase in cash and cash equivalents	18,363	(8,102)	9,548
Cash and cash equivalents, beginning of year	16,115	24,217	14,669
Cash and cash equivalents, end of year	$34,478	$16,115	$24,217
Supplemental Cash Flow Disclosure: Non-cash acquisition activity (see Note 14)
The accompanying notes are an integral part of these financial statements

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2003

GENERAL

Oppenheimer Holdings Inc. (formerly Fahnestock Viner Holdings Inc.) ("OPY") is incorporated under the laws of Ontario. On September 2, 2003 the names of OPY and certain of its subsidiaries were changed. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the "Company"). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) ("Oppenheimer"), a registered broker dealer in securities, and Oppenheimer Asset Management Inc.(formerly Hudson Capital Advisors, Inc.) ("OAM"), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in South America. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services, and investment advisory and asset management services.

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

(c) Asset management operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of operations when the measurement period ends. Asset management fees and incentive fees are included in "Advisory fees" in the consolidated statements of earnings. Assets under management are not included as assets of the Company.

(d) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(e) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(f) Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer divisions. Goodwill is subject to an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2003 has been tested for impairment and no such impairment was recorded.

(g) Intangible Assets

Intangible assets arose upon the acquisition of the Oppenheimer divisions and are comprised of customer relationships and trademarks and trade names . Customer relationships, carried at $4,165,000 net of accumulated amortization of $735,000, are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31,700,000, which are not amortized, are subject to an annual test for impairment to determine if the fair value is less than its carrying amount.

(h) Property, plant and equipment

Furniture, fixtures, equipment and leasehold improvements and stock exchange seats are stated at cost. Depreciation of furniture,fixtures and equipment is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $237,329,000 (as at December 31, 2002 - $480,938,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $444,977,000 (as at December 31, 2002 - $514,213,000).

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

(o) Stock-based compensation plans

The Company has a stock-based compensation plan. The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense is recognized for this plan when stock options are issued to employees as the options are exercisable at the fair value at the date of grant. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital.

2. Recently Issued Accounting Standards

Goodwill and other intangible assets

The Company adopted Financial Accounting Standards Board issued Statement of Accounting Standards No.142, "Goodwill and Other Intangibles" effective January 1, 2002 without restatement of prior periods. In connection with the adoption of the standard, the Company’s recorded amount of goodwill is no longer subject to amortization but is being periodically measured for impairment. Such impairment test was performed as at December 31, 2003 and no impairment was recorded.

In addition, on January 1, 2002, the Company wrote off unamortized "negative goodwill" in the amount of $1,774,000, as required by the standard. Negative goodwill represents the excess fair value of net assets acquired above the cost of acquisition. The write-off was recognized in the statement of operations for the year ended December 31, 2002 as a gain from the cumulative effect of a change in accounting principle.

The following table reflects the effect of the amortization of goodwill on the results of operations as though FAS 142 had been adopted on January 1, 2001.

	December 31,
	2003	2002	2001

Profit before cumulative effect of a change in accounting principle as reported	$29,791	$7,547	$19,150
Amortization of goodwill as reported	-	-	432
Profit before cumulative effect of a change in accounting principle as adjusted	29,791	7,547	19,582
Cumulative effect of a change in accounting principle as reported	-	1,774	-
Net profit as adjusted	$29,791	$9,321	$19,582

Basic earnings per share as reported	$2.35	$0.75	$1.55
- Before cumulative effect of a change in accounting principle	$2.35	$0.61	$1.55
-Cumulative effect of a change in accounting principle	-	$0.14	-

Diluted earnings per share as reported	$1.63	$0.73	$1.50

Basic earnings per share as adjusted	$2.35	$0.75	$1.59
Diluted earnings per share as adjusted	$1.63	$0.73	$1.53

Other recently issued accounting standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46, "Consolidation of Variable Interest Entities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

3. Restricted deposits

Deposits of $14,466,000 (2002 - $7,440,000) were held at year-end in a special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

4. Securities owned and Securities sold, but not yet purchased (at fair market value)

	2003	2002
Securities owned consist of:
Corporate equities	$34,877,000	$11,467,000
Corporate and sovereign debt	24,962,000	16,522,000
U.S. government and agency and state and municipal government obligations	32,070,000	22,103,000
Money market funds	3,288,000	-
Options and other	26,000	81,000
	$95,223,000	$50,173,000

Securities sold, but not yet purchased consist of:
Corporate equities	$3,128,000	$5,049,000
Corporate debt	5,115,000	3,935,000
U.S. government and agency and state and municipal government obligations and other	2,444,000	622,000
	$10,687,000	$9,606,000

Securities owned and Securities sold, but not yet purchased, consist of trading and investment securities at fair market values. Included in securities owned at December 31, 2003 are corporate equities with fair market values of approximately $15,781,000, which are correlated to deferred compensation liabilities to certain employees. At December 31, 2003, the Company has pledged securities owned of approximately $1,427,000 ($1,078,000 in 2002) as collateral to counterparties for securities loan transactions, which can be sold or repledged.

5. Property, plant and equipment

			2003	2002
	(Expressed in thousands of U.S. dollars)
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$40,415	$25,744	$14,671	$7,395
Leasehold improvements	15,542	6,406	9,136	1,093
	$55,957	$32,150	$23,807	$8,488

Depreciation and amortization expense, included in occupancy and equipment costs, was $8,783,000, $4,864,000 and $3,542,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

6. Bank call loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.75% at December 31, 2003. These loans, collateralized by firm and customer securities with market values of approximately $35,674,000 and $139,478,000, respectively, at December 31, 2003 are primarily with two U.S. money center banks. Details of the bank call loans are as follows:

	2003	2002	2001
Year-end balance	$91,500,000	$16,200,000	$13,134,000
Weighted interest rate (at end of year)	1.41%	1.38%	2.07%
Maximum balance (at any month end)	$170,100,000	$49,281,000	$37,666,000
Average amount outstanding (during the year) (1)	$86,026,000	$19,760,000	$12,836,000
Weighted average interest rate (during the year) (2)	2.96%	2.10%	4.80%

(1) The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid on bank call loans by the Company on a cash basis during the years ended December 31, 2003, 2002, and 2001 was $6,523,000, $6,473,000 and $9,709,000, respectively.

7. Long term liabilities

Issued	Maturity Date	Interest Rate	December 31, 2003
Bank loans (a)	1/2/2008	6.5%	$39,655,000
Less current portion			10,119,000
Long term portion of bank loans			$29,536,000

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$50,875,000
Less current portion			15,921,000
Long term portion of long-term debt			$34,954,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (c)	1/2/2013	3%	$160,822,000

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce ("CIBC") dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principle repayment under the agreement is approximately $10,119,000. The principle repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2003, the Company was in compliance with the covenants. Interest expense on bank loans was $2,021,000 in 2003, of which $1,802,000 was paid on a cash basis.

(b)The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $4,811,000 in 2003.

8. Share capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares ("Class A Shares"); and (c) 99,680 Class B voting shares ("Class B Shares").

The Class A and the Class B Shares are equal in all respects except that the Class A Shares are non-voting.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

	2003	2002	2001
12,819,520 (12,397,007 in 2002 and 12,337,085 in 2001) Class A Shares	$41,520,000	$34,338,000	$34,124,000
99,680 Class B Shares	133,000	133,000	133,000

	$41,653,000	$34,471,000	$34,257,000

Equity Incentive Plan

Under the Company’s 1996 Equity Incentive Plan as amended February 28, 2002 ("EIP"), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted for each year held. The aggregate number of Class A Shares that are available under the EIP is 3,815,000.

	2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	1,978,959	$20.16	1,907,503	$17.36
Options granted	376,500	$24.97	383,128	$27.14
Options exercised	(425,171)	$16.83	(211,322)	$16.57
Options forfeited	(45,305)	$22.34	(100,350)	$26.35
Options outstanding, end of year	1,884,983	$21.81	1,978,959	$20.16
Options vested, end of year	581,723	$16.63	462,185	$16.13

The following table summarizes stock options outstanding and exercisable as at December 31, 2003.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$13.875-$22.00	633,178	0.75 years	$15.35	463,723	$14.63
$22.00-$34.51	1,251,805	2.97 years	$25.08	118,000	$24.49

$13.875-$34.51	1,884,983	2.22 years	$21.81	581,723	$16.63

The Company issued 23,042 Class A Shares from Treasury for a total consideration of $613,000 to the Company's 401(k) plan in the year ended December 31, 2003 (nil in 2002 and 2001).

Dividends

In 2003, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.36 in 2002 and 2001):

Dividend per share Record Date Payment Date

$0.09 February 14, 2003 February 28, 2003

$0.09 May 9, 2003 May 23, 2003

$0.09 August 8, 2003 August 22, 2003

$0.09 November 7, 2003 November 21, 2003

Issuer Bid

The Company may purchase up to 636,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange until July 9, 2004. During the year ended December 31, 2003, the Company purchased 25,700 Class A Shares for a total consideration of $585,000, pursuant to a Normal Course Issuer Bid which expired on July 8, 2003 (151,400 shares for $3,289,000 in 2002 and 6,100 shares for $149,000 in 2001).

9. Contributed capital

Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised.

10. Income taxes

The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	2003	2002	2001

Profit before income tax	$50,603,000	$12,917,000	$31,612,000

U.S. federal tax at 35%	$18,361,000	$4,524,000	$11,092,000
Canadian tax at 44%	-	74,000	-
Combined state and local tax, net of federal benefit	2,047,000	653,000	1,977,000
Income taxes before under-noted	20,408,000	5,251,000	13,069,000
Tax effect of non-taxable interest and dividends	329,000)	(148,000)	(143,000)
Tax effect of differences between accounting and taxable income	733,000	267,000	(464,000)
Income taxes	$20,812,000	$5,370,000	$12,462,000

Profit before income tax provision:
Canadian operations	($1,857,000)	$(10,000)	$(78,000)
U.S. operations	$52,460,000	$12,927,000	$31,690,000

Income taxes included in the consolidated statements of operations represent the following:

	2003	2002	2001
Current:
Canadian tax	-	$74,000	-
U.S. federal tax	$18,959,000	5,176,000	$9,878,000
State and local tax	3,530,000	1,226,000	3,157,000
	$22,489,000	6,476,000	13,035,000
Deferred:
U.S. federal tax	$(1,342,000)	$(885,000)	$(458,000)
State and local tax	(335,000)	(221,000)	(115,000)
	(1,677,000)	(1,106,000)	(573,000)
	$20,812,000	$5,370,000	$12,462,000

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

Aggregate deferred income tax assets, which relate primarily to fixed assets and currently non-deductible expenses, are included in other assets and amounted to approximately $7,257,000 ($5,966,000 in 2002).

On a cash basis, the Company paid income taxes for the years ended December 31, 2003, 2002 and 2001 in the amounts of $13,342,000, $8,411,000 and $14,918,000, respectively.

11. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	2003	2002	2001
Basic weighted average number of shares outstanding	12,692,634	12,429,264	12,348,051
Net effect, if converted method	6,932,000	-	-
Net effect, treasury method	317,850	280,278	421,783
Diluted common shares (1)	19,942,484	12,709,542	12,769,834

Net profit, as reported	$29,791,000	$9,321,000	$19,150,000
Effect of dilutive exchangeable debentures	2,791,000	-	-
Net profit available to shareholders and assumed conversions	$32,582,000	$9,321,000	$19,150,000

Basic earnings per share	$2.35	$0.75	$1.55
-Before cumulative effect of a change in accounting principle	$2.35	$0.61	$1.55
-Cumulative effect of a change in accounting principle	-	$0.14	-

Diluted earnings per share	$1.63	$0.73	$1.50

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
Number of antidilutive options, end of period	291,995	509,630	124,000

Stock-based compensation

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued in 1995 and changed the method of accounting for stock compensation plans similar to those of the Company. Adoption of SFAS 123’s fair value recognition method is optional. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock compensation plans. The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", which was issued in 2002, and has adopted the disclosure provisions but does not intend to adopt other provisions of this standard at this time.

In accordance with SFAS 123, the following presents the pro forma income and earnings per share impact, using a fair value calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars, except per share amounts.

	Year ended December 31,
	2003	2002	2001
Net profit as reported	$29,791	$9,321	$19,150
Stock based employee compensation expense included in reported net income	-	-	-
Additional compensation expense	1,840	1,906	1,843
Pro forma net profit	$27,951	$7,415	$17,307

Basic profit per share as reported	$2.35	$0.75	$1.55
Diluted profit per share as reported	$1.63	$0.73	$1.50

Pro forma basic profit per share	$2.20	$0.60	$1.40
Pro forma diluted profit per share	$1.40	$0.58	$1.36

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2003, 2002 and 2001, respectively: expected dividend yields of 1.3%, 1.4% and 1.4%; risk-free interest rates ranging from 2.87% to 3.4%, 3.75% to 4.55%, and 3.76% to 5.07%; expected volatility ranging from 21% to 23%, 27% to 28%, and 27% to 29%; and expected life of 5 years. The weighted average fair value of options granted during 2003, 2002 and 2001, respectively was $1,697,000, $1,946,000 and $3,741,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation are not indicative of future amounts because it does not take into consideration future grants, any difference between actual and assumed forfeitures.

12. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at December 31, 2003 are as follows:

2004	$23,019,000
2005	20,787,000
2006	19,193,000
2007	17,483,000
2008 and thereafter	68,086,000
Total	$148,568,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b) The Company's rent expense for the years ended December 31, 2003, 2002 and 2001 was $31,028,000, $14,108,000 and $10,909,000, respectively.

(c) The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer plan provides that Oppenheimer may make discretionary contributions. For certain employees who were formerly employed by First of Michigan Corporation ("FOM"), contributions are made in accordance with the terms of the plan document.

FOM sponsors an unfunded Supplemental Executive Retirement Program ("SERP"), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $970,000 at December 31,2003.

The Company made contributions to the plans of $3,491,000, $1,398,000 and $1,525,000 in 2003, 2002 and 2001, respectively.

(d) On November 30, 2000 the Company established an Executive Deferred Compensation Plan ("EDCP") in order to offer to certain qualified high-performing financial consultants, a bonus based upon a formula reflecting years of service, gross commissions and a valuation of their clients’ assets. The bonus amounts calculated with respect to fiscal 2003 total approximately $1,254,000 ($966,000 in 2002, $1,270,000 in 2001) and will normally vest five years from the end of the related fiscal year. The liability is being recognized on a straight-line basis over the vesting period. The total amount expensed in 2003 for deferred compensation was $4,186,000.

The Company is maintaining a Deferred Compensation Plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose.

The Company has granted Stock Appreciation Rights to certain employees as part of their compensation package based on a formula reflecting gross commission and length of service. The value of Stock Appreciation Rights granted in 2003 total approximately $635,000 and will normally vest five years from the end of the related fiscal year. The liability is being recognized over the vesting period.

In 2003, the Company awarded up to 45,000 Class A Shares to certain employees, which will vest if the employees are continuously employed by the Company until January 3, 2006. The value of this award has been estimated at $211,000. The liability is being recognized over the vesting period.

The amount expensed in 2003 for stock-related awards was $468,000 (nil in 2002 and 2001).

(e) At December 31, 2003, the Company has collateralized and uncollateralized letters of credit for $143,900,000. Collateral for these letters of credit include marketable customer securities of approximately $181,914,000, pledged to two financial institutions.

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

(g) The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2003, Oppenheimer had net capital of $150,709,000, which was $128,243,000 in excess of the $22,466,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2003, Freedom had net capital of $5,056,000, which was $4,806,000 in excess of the $250,000 required to be maintained at that date.

At December 31, 2003, Oppenheimer and Freedom had $5,396,000 and $9,070,000, respectively, in cash and securities segregated under Federal and other regulations.

Oppenheimer Trust Company is subject to regulation by the New Jersey Department of Banking.

(h) In accordance with the Securities and Exchange Commission’s No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2003. The Company had no deposit requirements as of December 31, 2003.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2003, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $297,600,000 under securities loan agreements. In addition, the Company has received collateral of approximately $229,264,000 under securities borrow agreements of which the Company has repledged approximately $145,949,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $108,870,000.

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

At December 31, 2003 the Company had outstanding commitments to buy and sell of $980,000 and $508,000, respectively, primarily of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2003, the Company has recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

14. Acquisitions

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Corp. ("World Markets"), a wholly-owned subsidiary of CIBC, and agreed to complete the acquisition of the U.S. Asset Management Division of World Markets. The U.S. Private Client Division, also referred to as the Oppenheimer division, is part of Oppenheimer and employed approximately 620 brokers in 18 branch offices located across the United States at the time of acquisition. Client assets at the date of acquisition were approximately $30 billion. The acquisition more than doubled the Company’s private client presence in terms of client assets and provided managerial expertise to the organization. On June 4, 2003, the Company completed the acquisition of the U.S. Asset Management Division of World Markets, now operating as OAM. OAM includes Oppenheimer Investment Advisers, three investment management consulting programs (Investment Advisory Service, Strategic Asset Review and Portfolio Advisory Service), a broker-managed wrap program (OMEGA) and Advantage Advisors (which includes publicly listed closed end funds and alternative investment offerings). The acquisition was accounted for by the purchase method. The Company engaged an independent evaluator to identify and value intangible assets acquired. The fair value of assets acquired, included in the table below, is based on the report of the independent evaluator.

The following table summarizes the estimated fair value of assets acquired, in thousands of dollars:

Prepaid expenses

$1,206

Marketable securities

12,783

Seed capital investments

3,970

Property, plant and equipment

11,887

Notes receivable

65,513

Other assets

8,276

Intangible assets

36,600

Goodwill

125,932

Less:

Deferred compensation liabilities

(12,783)

Accrued expenses and accounts payable

(11,437)

Purchase price paid

$241,947

The aggregate purchase price of approximately $241,947,000 was paid as follows:

$15,611,000	was paid by the Company in cash from cash on hand
$65,514,000	was paid with the proceeds of the issuance by Viner Finance Inc., a wholly-owned subsidiary of the Company, to World Markets, of a zero coupon promissory note (i)
$160,822,000	was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)

(i) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(ii) Two debentures were issued. The first and second variable rate exchangeable debentures, in the aggregate principal amount of $160,822,000, are exchangeable for 6,932,000 Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the Class A Shares on a diluted basis). The first and second variable rate exchangeable debentures mature on January 2, 2013, and bear interest at an annual rate of interest of 3% in the first year, 4% in years two through four, and 5% in years five through maturity. A potential additional issuance of up to approximately 208,000 Class A Shares may be required if the debentures are exchanged, the holders exercise their rights to have the resulting Class A Shares sold and the holders realize a price of less than $23.20 per share.

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

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisitions of the U.S. Private Client and Asset Management Divisions of World Markets as if the transactions were consummated as at January 1, 2002. The Company’s actual results for the year ended December 31, 2003 include the results of the Oppenheimer private client division and OAM from January 3, 2003 and June 4, 2003, respectively.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st year end and, therefore, the 2002 financial information for the acquired divisions relates to the year ended October 31, 2002. Revenue and expenses included in the pro forma presentation for the year ended December 31, 2002 include certain CIBC corporate allocations, reflecting the manner in which this division was managed within CIBC. Such allocations may distort the comparability of the years presented below. In the period ended July 31, 2003, the Company incurred certain transition costs relating to continued management and clerical support and clearing services provided by World Markets. The Company realized cost savings after the conversion of the client accounts of the acquired division to the Company’s clearing platform. The conversion took place on May 27, 2003.

Expressed in thousands of dollars, except per share amounts	Year ended December 31,
	2003	2002

Revenue	$735,276	$737,281
Profit (loss) before tax from operations	$57,241	$(70,542)
Net profit (loss)	$33,200	$(40,915)
Basic earnings (loss) per share	$2.62	$(1.94)
Diluted earnings (loss) per share	$1.80	$(3.29)

15. Related Party Transactions

The Company has notes and accounts receivable from employees, net, of approximately $97,919,000 at December 31, 2003, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on their continued employment with the Company. The unforgiven portion of the notes become due on demand in the event the employee departs during the service period.

At December 31, 2003, Oppenheimer had an outstanding guarantee of debt of approximately $3,163,000 that arose as a result of the acquisition of Josephthal Group, Inc.

16. Segment Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 89 branches, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

In connection with the analysis done in conjunction with the adoption of SFAS No. 142, the Company has made changes to its reportable segments. Prior year results have been restated based on the composition of the new segments.

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2003, 2002 and 2001. The Company’s business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Year ended December 31,
	2003	2002	2001
Revenue:
Private Client	$525,785,000	$202,312,000	$181,292,000
Capital Markets	120,101,000	73,005,000	73,752,000
Asset Management	39,809,000	4,981,000	5,562,000
Other	4,298,000	3,035,000	655,000

Total	$689,993,000	$283,333,000	$261,261,000

Operating Income:
Private Client*	$17,592,000	$(12,488,000)	$19,627,000
Capital Markets	20,214,000	14,418,000	12,835,000
Asset Management	14,347,000	13,219,000	809,000
Other	(1,550,000)	(2,232,000)	(1,659,000)

Total	$50,603,000	$12,917,000	$31,612,000

* Losses in the Private Client segment in 2002 were the result of unfavorable market conditions as well as operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD and included litigation, settlement costs, retention and severance costs and the costs of under-utilized facilities.

17. Subsequent events

(a) On January 27, 2004, a cash dividend of U.S.$0.09 per share (totalling $1,200,000) was declared payable on February 20, 2004 to Class A non-voting and Class B shareholders of record on February 6, 2004.

(b) In January 2004, the Company received monetary damages plus interest in the amount of approximately $2.7 million, pursuant to an award by a National Association of Securities Dealers Dispute Resolution Panel against another broker dealer in a raiding case involving financial consultants of Josephthal & Co. Inc, a company acquired by Oppenheimer in September 2001. These proceeds, which were received in January 2004, will be included in the Company’s results for the first quarter of 2004.

18. Quarterly Information (unaudited)

(Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2003	Fourth	Third	Second	First	Total
Revenue	$188,341	$176,404	$164,397	$160,851	$689,993
Profit before taxes	$12,807	$11,298	$13,601	$12,897	$50,603
Net profit	$7,769	$6,616	$7,919	$7,487	$29,791
Earnings per share:
Basic	$0.60	$0.52	$0.62	$0.59	$2.35
Diluted	$0.42	$0.36	$0.43	$0.49	$1.63
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$35.10	$29.30	$29.85	$25.24	$35.10
Low	$29.15	$25.50	$22.25	$22.06	$22.06

Year ended December 31, 2002
Revenue	$76,150	$68,522	$68,144	$70,517	$283,333
Operating profit before taxes	$5,614	$2,785	$1,912	$2,606	$12,917
Cumulative effect of a change in accounting principles	-	-	-	$1,774	$1,774
Net profit	$3,297	$1,735	$883	$3,406	$9,321
Earnings per share:
Basic	$0.27	$0.14	$0.07	$0.27	$0.75
- Operations	$0.27	$0.14	$0.07	$0.13	$0.61
- Cumulative effect of a change in
accounting principle				$0.14	$0.14
Diluted	$0.26	$0.14	$0.07	$0.26	$0.73
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$28.45	$23.15	$25.70	$28.88	$28.88
Low	$19.77	$20.00	$21.26	$24.85	$19.77
The price quotations above were supplied by the New York Stock Exchange.

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
3 (a)	Articles of Incorporation, as amended, of Fahnestock Viner Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1986 and 1988).
3(b)	By-Laws, as amended, of Fahnestock Viner Holdings Inc. (previously filed as an exhibit to Form 20-F for the fiscal year ended December 31, 1987).
4.1	Stakeholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Canadian Imperial Bank of Commerce, Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.2	Registration Rights Agreement dated January 2, 2003, issued by Fahnestock Viner Holdings Inc. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.3	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.4	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.5	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (filed herewith). *
10(f)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000)

E-1

10(k)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997)
10(l)	Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997)
10(m)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999)
10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001)
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001)
10(p)	Credit Agreement dated January 2, 2003, by and between Fahnestock Viner Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(q)	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(r)	Non-Competition Agreement dated January 2, 2003, by and among Canadian Imperial Bank of Commerce and CIBC World Markets Corp., Fahnestock & Co. Inc. and Viner Finance Inc. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(s)	Non-Solicitation Agreement dated January 2, 2003 by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(t)	Clearing Agreement dated January 2, 2003 between Fahnestock & Co. Inc. and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

E-2

10(u)	Shareholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
14	Code of Conduct and Business Ethics for Directors, Officers and Employees (filed herewith) *
21	Subsidiaries of the registrant (filed herewith) *
31.1	Rule 13a – 14(a) 15d – 14(a) Certification signed by A.G. Lowenthal (filed herewith) *
31.2	Rule 13a – 14(a) 15d – 14(a) Certification signed by E.K. Roberts (filed herewith) *
32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *

E-3