Form 10-Q
period 2004-03-31
OPPENHEIMER HOLDINGS INC
filed 2004-05-07
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

or

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

None

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on April 30, 2004 was 13,376,406 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Certifications

PART 1

FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$38,792	$34,478
Restricted deposits	14,024	14,466
Deposits with clearing organizations	22,837	17,858
Receivable from brokers and clearing organizations	332,509	278,521
Receivable from customers	900,379	906,487
Securities owned including amounts pledged of $1,601
($1,427 in 2003), at market value	97,732	95,223
Notes receivable	89,177	97,919
Other	50,536	63,610
	1,545,986	1,508,562
Other assets
Stock exchange seats (approximate market value
$5,047; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net of accumulated
depreciation of $34,363; $32,150 in 2003	23,548	23,807
Intangible assets, net of amortization	35,681	35,865
Goodwill	137,889	137,889
	200,112	200,555

	$1,746,098	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$54,661	$68,148
Bank call loans	79,900	91,500
Payable to brokers and clearing organizations	548,853	467,966
Payable to customers	382,421	406,137
Securities sold, but not yet purchased, at market value	13,500	10,687
Accrued compensation	62,495	88,999
Accounts payable and other liabilities	44,037	33,857
Income taxes payable	4,058	67
Current portion of bank loans	10,119	10,119
Current portion of long term debt	15,921	15,921
	1,215,965	1,193,401
Long term liabilities
Bank loans payable	24,567	29,536
Long term debt	30,759	34,954
Exchangeable debentures	160,822	160,822
Deferred tax liability	10,385	9,473
	226,533	234,785

Shareholders' equity
Share capital
13,372,986 Class A non-voting shares
(2003 – 12,819,520 shares)	51,724	41,520
99,680 Class B voting shares	133	133
	51,857	41,653
Contributed capital	8,641	5,966
Retained earnings	243,102	233,312
	303,600	280,931

	$1,746,098	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2004	2003
(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$92,230	$68,324
Principal transactions, net	36,712	26,098
Interest	10,552	10,619
Underwriting fees	14,743	14,861
Advisory fees	25,178	15,189
Arbitration award	2,700	21,750
Other	3,654	4,010
	185,769	160,851

EXPENSES:
Compensation and related expenses	119,361	97,496
Clearing and exchange fees	3,948	6,982
Communications	13,585	11,772
Occupancy and equipment costs	13,855	12,719
Interest	3,986	3,161
Other	12,530	15,824
	167,265	147,954
Profit before income taxes	18,504	12,897
Income tax provision	7,515	5,410
NET PROFIT FOR THE PERIOD	$10,989	$7,487

Earnings per share: (note 3)
Basic	$0.83	$0.59
Diluted	$0.58	$0.49

Dividends declared per share	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
(Expressed in thousands of U.S. dollars)	2004	2003
Cash flows from operating activities:
Net profit for the period	$10,989	$7,487
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,397	2,266
Deferred tax liability	912	1,353
Tax benefit from employee stock options exercised	2,675	660
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	442	(1,305)
Deposits with clearing organizations	(4,979)	(1,491)
Receivable from brokers and clearing organizations	(53,988)	192,971
Receivable from customers	6,108	(1,763)
Securities owned	(2,509)	(2,682)
Notes receivable	8,742	(16,644)
Other assets	13,074	(9,031)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(13,487)	4,163
Payable to brokers and clearing organizations	80,887	(238,699)
Payable to customers	(23,716)	(6,166)
Securities sold, but not yet purchased	2,813	2,596
Accrued compensation	(26,504)	27,780
Accounts payable and other liabilities	10,180	6,153
Income taxes payable	3,991	1,201
Cash provided by (used in) operating activities	18,027	(31,151)
Cash flows from investing and other activities:
Purchase of the Oppenheimer & Co. division	-	(12,659)
Purchase of fixed assets	(1,954)	(478)
Cash used in investing and other activities	(1,954)	(13,137)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B
shares	(1,199)	(1,149)
Issuance of Class A non-voting shares	10,204	5,578
Repurchase of Class A non-voting shares for cancellation	-	(453)
Zero coupon promissory note repayments	(4,195)	(2,322)
Proceeds from issuance of bank loans	-	25,000
Bank loan repayments	(4,969)	(833)
(Decrease) increase in bank call loans	(11,600)	22,700
Cash (used in) provided by financing activities	(11,759)	48,521
Net increase in cash and cash equivalents
	4,314	4,233
Cash and cash equivalents, beginning of period	34,478	16,115
Cash and cash equivalents, end of period	$38,792	$20,348
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2004	2003
(Expressed in thousands of U.S. dollars)
Share capital
Balance at beginning of period	$41,653	$34,471
Issue of Class A non-voting shares	10,204	5,578
Repurchase of Class A non-voting shares for cancellation	-	(453)
Balance at end of period	$51,857	$39,596

Contributed capital
Balance at beginning of period	$5,966	$5,028
Tax benefit from employee stock options exercised	2,675	660
Balance at end of period	$8,641	$5,688

Retained earnings
Balance at beginning of period	$233,312	$208,137
Net profit for the period	10,989	7,487
Dividends	(1,199)	(1,149)
Balance at end of period	$243,102	$214,475

Shareholders’ equity	$303,600	$259,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (formerly Fahnestock Viner Holdings Inc.) ("OPY") and its subsidiaries (together, the "Company"). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) ("Oppenheimer"), a registered broker-dealer in securities and Oppenheimer Asset Management Inc. ("OAM"), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in South America. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles (GAAP) generally accepted in the United States of America. These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K for the year ended December 31, 2003. Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to quarterly financial reporting.

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

Earnings per share has been calculated as follows:

	Three Months ended March 31,
	2004	2003
Basic weighted average number of shares outstanding	13,232,182	12,717,054
Net effect, if converted method	6,932,000	3,016,415
Net effect, treasury method	326,773	214,574
Diluted common shares (1)	20,490,955	15,948,043

Net profit for the period, as reported	$10,989,000	$7,487,000
Effect of dilutive exchangeable debentures	943,000	305,000
Net profit, available to shareholders and assumed conversions	$11,932,000	$7,792,000

Basic earnings per share	$0.83	$0.59
Diluted earnings per share	$0.58	$0.49

On May 12, 2003 the shareholders of the Company voted to approve the conversion of the convertible debenture issued by a subsidiary of the Company into a second exchangeable debenture, which would be exchangeable, pursuant to its terms, for approximately 3.8 million Class A Shares of the Company. The second exchangeable debenture, when issued, resulted in diluted earnings per share for the three months ended March 31, 2003 of $0.41 per share.

(1) The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended March 31,
	2004	2003
Number of antidilutive options, end of period	496,000	814,000

Stock based compensation

The following presents pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended March 31,
	2004	2003
Net profit, as reported	$10,989	$7,487
Stock-based employee compensation expense included in reported net income	-	-
Additional compensation expense	388	445
Pro forma net profit	$10,601	$7,042

Basic profit per share, as reported	$0.83	$0.59
Diluted profit per share, as reported	$0.58	$0.49

Pro forma basic profit per share	$0.80	$0.55
Pro forma diluted profit per share	$0.56	$0.46

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003, respectively, was $1,094,000 and $873,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

4. Securities owned and securities sold, but not yet purchased (at fair market value)

	March 31, 2004	December 31, 2003
Securities owned consist of:
Corporate equities	$35,677,000	$34,877,000
Corporate and sovereign debt	20,115,000	24,962,000
U.S. government and agency and state and municipal government obligations	38,722,000	32,070,000
Money market funds	3,190,000	3,288,000
Other	28,000	26,000
	$97,732,000	$95,223,000

Securities sold, but not yet purchased consist of:
Corporate equities	$5,449,000	$3,128,000
Corporate debt	5,526,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	2,525,000	2,444,000
	$13,500,000	$10,687,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at March 31, 2004 are securities with fair market values of approximately $15,986,000 ($15,781,000 at December 31, 2003), which are related to deferred compensation liabilities to Oppenheimer & Co. Inc. division employees. At March 31, 2004, the Company has pledged securities owned of approximately $1,601,000 ($1,427,000 at December 31, 2003) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

5. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	March 31, 2004
Bank loans (a)	1/2/2008	6.5%	$34,686,000
Less current portion			10,119,000
Long term portion of bank loans			$24,567,000

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$46,680,000
Less current portion			15,921,000
Long term portion of long-term debt			$30,759,000

First and Second Variable Rate Exchangeable Debenture, issued January 6, 2003 (c)	1/ 2/2013	4%	$160,822,000

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce ("CIBC") dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at March 31, 2004, the Company was in compliance with the covenants. Interest expense on bank loans was $581,000 and $289,000 in the three months ended March 31, 2004 and 2003, respectively.

(b)The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,626,000 and $1,206,000 for the three months ended March 31, 2004 and 2003, respectively.

6. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2004, the net capital of Oppenheimer as calculated under the Rule was $183,739,000 or 17.08% of Oppenheimer's aggregate debit items. This was $162,218,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2004, Freedom had net capital of $5,768,000, which was $5,518,000 in excess of the $250,000 required to be maintained at that date.

7. Securities lending activities

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $279,933,000 (as at December 31, 2003 - $237,329,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $530,996,000 (as at December 31, 2003 - $444,977,000).

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2004, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $327,765,000 under securities loan agreements. In addition, the Company has received collateral of approximately $270,506,000 under securities borrow agreements of which the Company has repledged approximately $200,215,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from five major U.S. broker-dealers totaling $165,504,000.

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

At March 31, 2004, the Company had outstanding commitments to buy and sell of $267,000 and $125,000, respectively, primarily of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At March 31, 2004, the Company has recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

9. Related Party Transactions

The Company has notes and accounts receivable from employees, net of reserves, of approximately $89,177,000 at March 31, 2004, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unforgiven portion of the notes become due and payable on demand in the event the employee departs during the service period.

10. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s business is conducted primarily in the United States. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three Months ended March 31,
	2004	2003
Revenue:
Private Client	$148,100	$114,434
Capital Markets	23,880	41,337
Asset Management	12,313	4,012
Other	1,476	1,068
Total	$185,769	$160,851

Operating Income:
Private Client *	$18,556	$(12,335)
Capital Markets	3,440	3,443
Asset Management	(544)	3,245
Other	(2,948)	18,544
Total	$18,504	$12,897

* Losses in the Private Client segment in 2003 are the result of transition services costs relating to the Oppenheimer & Co. division, which continued until Oppenheimer & Co division client accounts were converted to the Company’s clearing platform at the end of May 2003, as well as significant litigation settlement costs relating to Josephthal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2003.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 100 offices in 22 states located throughout the United States. The Company conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2004 totaled approximately $46.7 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. At March 31, 2004, client assets under management by the asset management groups totaled $9.86 billion. At March 31, 2004, the Company employed approximately 2,941 people, of whom 1,642 were financial consultants.

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

Results of Operations

Oppenheimer Holdings Inc. reported net profit of $10,989,000 or $0.83 per share for the first quarter of 2004, an increase of 47% in net profit when compared to $7,487,000 or $0.59 per share in the first quarter of 2003. Revenue for the first quarter of 2004 was $185,769,000, an increase of 15% compared to revenue of $160,851,000 in the first quarter of 2003. Expenses increased by 13% in the quarter ended March 31, 2004 compared to the first quarter of 2003, primarily reflecting increased variable compensation expense driven by higher revenues as well as higher expenses associated with last year’s acquisition of the CIBC Private Client & Asset Management businesses.

The Company’s strong results in 2004 reflect higher levels of client activity, particularly in comparison with the pre-war period of the same time last year. Income for client services rebounded on the strength of higher transaction volumes and increased values in assets under fee-based management. The strengthening U.S. economy and continued low interest rates provided a backdrop for strength in NASDAQ securities that resulted in substantial gains in the speculative portion of the market while the more senior averages were substantially unchanged for the period. These conditions generated higher commission income as well as higher underwriting and advisory fee income.

It is important to note when comparing the 2004 and 2003 results, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000, litigation costs from cases involving firms acquired in 2001 of approximately $5 million, and write-downs of approximately $1.2 million (netting to approximately $15.5 million). In addition, during the first quarter of 2003, the Company’s results were impacted by higher expenses resulting from an agreement with CIBC to provide clearing and other services to the U.S. private client business, which was acquired from them in January 2003. The business was transferred to the Company’s platform and facilities at the end of May 2003. As a result, substantial savings were realized in the 2004 period compared to 2003.

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. Commission revenue increased by 35% in the three months ended March 31, 2004 compared to the comparable period of 2003 primarily as a result of the increased investor activity in the markets. Net revenue from principal transactions increased by 41% in the three months ended March 31, 2004 compared to the comparable period of 2003 due to increased NASDAQ activity as a result of the improved market environment. Investment banking revenues remained unchanged in the three months ended March 31, 2004 compared with the same period of 2003. Advisory fees increased by 66% in the three months ended March 31, 2004 compared to the same period of 2003 as a result of the addition of the business of Oppenheimer Asset Management Inc., following its acquisition on June 4, 2003.

Net interest revenue (interest revenue less interest expense) decreased by 12% in the three months ended March 31, 2004 compared to the comparable period of 2003 due to higher costs associated with debt utilized in connection with the 2003 acquisition.

Expenses increased by 13% in the three months ended March 31, 2004 compared to the comparable period of 2003. Compensation expense increased by 22% in the three months ended March 31, 2004 compared to the comparable period of 2003. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the three months ended March 31, 2004 compared to the comparable period of 2003. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the three months ended March 31, 2004 compared to the comparable period in 2003. The cost of clearing and exchange fees decreased 43% in the three months ended March 31, 2004 compared to the comparable period of 2003 due to the elimination of higher costs associated with the clearing of Oppenheimer private client division client accounts by CIBC World Markets during the transition period through May 27, 2003. The cost of communications and technology increased 15% in the three months ended March 31, 2004 compared to the comparable period of 2003 due to the costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. Occupancy costs increased by 2% in three months ended March 31, 2004 compared to the same period of 2003 primarily due to the additional cost of space occupied by Oppenheimer Asset Management Inc., which was acquired on June 4, 2003. Occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated into a single location. Other expenses continue to be affected by litigation settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

Liquidity and Capital Resources

Total assets at March 31, 2004 increased by approximately 2% from December 31, 2003 due to increases in securities owned, receivables from brokers and clearing organizations and deposits with clearing organizations. Liquid assets accounted for 89 % of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2004, $79,900,000 of such borrowings were outstanding, a decrease of 13% compared to outstanding borrowings at December 31, 2003. At March 31, 2004, the Company had available collateralized and uncollateralized letters of credit of $132,000,000.

In connection with the acquisition of the Oppenheimer division, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The interest due on the debentures is payable semi-annually and is being financed from internally generated funds. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer divisions, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker notes and are repayable, together with interest at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at March 31, 2004, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

The Company has not made any purchases in the first quarter of 2004 pursuant to a Normal Course Issuer Bid (which commenced on July 10, 2003 and terminates on July 9, 2004).

On February 20, 2004, the Company paid cash dividends of U.S.$0.09 per Class A Share and Class B Share totaling $1,200,000 from available cash on hand.

On April 26, 2004, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on May 21, 2004 to shareholders of record on May 7, 2004.

The book value of the Company’s Class A and Class B Shares was $22.53 at March 31, 2004 compared to $20.31 at March 31, 2003, an increase of approximately 11%, based on total outstanding shares of 13,472,666 and 12,788,118, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal.

The following table sets forth these contractual and contingent commitments as at March 31, 2004.

Contractual Obligations (In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$16	$21	$19	$17	$68	$141
Supplemental Executive Retirement Plan	1	-	-	-	-	1
Assumed Josephthal notes	3	1	-	-	-	4
Bank loans	5	10	10	10		35
Debentures	-	-	-	-	161	161
Zero coupon notes	11	15	15	6		47
Total	$36	$47	$44	$33	$229	$389

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

At March 31, 2004 and 2003, the Company’s value-at-risk for each component of market risk was as follows:

	March 31,
	2004	2003
Expressed in thousands of dollars
Interest rate risk	$165	$127
Equity price risk	391	309
Diversification benefit	(26)	(50)
Total	$530	$386

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2004 from those reported in 2003 reflect changes in the size and composition of the Company’s trading portfolio at March 31, 2004 compared to March 31, 2003, which include a larger position in equities. The Company’s portfolio included approximately $15,986,000 and $12,368,000 in corporate equities as at March 31, 2004 and 2003, respectively, which were co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company.

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

ITEM 4. Controls and Procedures

As of the end of the reporting period, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 6th day of May, 2004.

OPPENHEIMER HOLDINGS INC.

By: "A.G. Lowenthal"

A.G.Lowenthal, Chairman and Chief Executive Officer (Principal Executive Officer)

By: "E.K. Roberts"

E.K.Roberts, President, Treasurer and Chief Financial Officer (Principal Financial Officer)