Form 10-Q
period 2004-06-30
OPPENHEIMER HOLDINGS INC
filed 2004-08-05
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on July 30, 2004 was 13,380,561 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three and six months endedJune 30, 2004 and 2003

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2004 and 2003

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Certifications

PART 1

FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$30,622	$34,478
Restricted deposits	15,319	14,466
Deposits with clearing organizations	16,373	17,858
Receivable from brokers and clearing organizations	330,449	278,521
Receivable from customers	884,478	906,487
Securities owned including amounts pledged of $4,915
($1,427 in 2003), at market value	82,510	95,223
Notes receivable	82,087	97,919
Other	44,866	63,610
	1,486,704	1,508,562
Other assets
Stock exchange seats (approximate market value
$5,119; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net of accumulated
depreciation of $36,672; $32,150 in 2003	22,664	23,807
Intangible assets, net of amortization	35,498	35,865
Goodwill	137,889	137,889
	199,045	200,555

	$1,685,749	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$47,795	$68,148
Bank call loans	65,899	91,500
Payable to brokers and clearing organizations	574,216	467,966
Payable to customers	306,966	406,137
Securities sold, but not yet purchased, at market value	30,106	10,687
Accrued compensation	67,624	88,999
Accounts payable and other liabilities	43,460	33,857
Income taxes payable	-	67
Current portion of bank loans	10,119	10,119
Current portion of long term debt	15,620	15,921
	1,161,805	1,193,401
Long term liabilities
Bank loans payable	21,317	29,536
Long term debt	27,315	34,954
Exchangeable debentures	160,822	160,822
Deferred tax liability	10,371	9,473
	219,825	234,785

Shareholders' equity
Share capital
13,380,171 Class A non-voting shares
(2003 – 12,819,520 shares)	51,844	41,520
99,680 Class B voting shares	133	133
	51,977	41,653
Contributed capital	8,674	5,966
Retained earnings	243,468	233,312
	304,119	280,931

	$1,685,749	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$78,360	$78,830	$170,590	$147,154
Principal transactions, net	23,342	40,109	60,054	66,207
Interest	10,607	10,547	21,159	21,166
Underwriting fees	9,863	12,534	24,606	27,395
Advisory fees	27,302	14,571	52,480	29,760
Arbitration award	-	-	2,700	21,750
Other	5,269	7,806	8,922	11,816
	154,743	164,397	340,511	325,248
EXPENSES:
Compensation and related
expenses	104,605	101,467	223,966	198,963
Clearing and exchange fees	3,822	5,740	7,769	12,722
Communications	11,725	16,010	25,310	27,782
Occupancy costs	14,312	12,891	28,167	25,610
Interest	4,172	4,331	8,158	7,492
Other	13,385	10,357	25,915	26,181
	152,021	150,796	319,285	298,750
Profit before income taxes	2,722	13,601	21,226	26,498
Income tax provision	1,143	5,682	8,658	11,092

NET PROFIT FOR PERIOD	$1,579	$7,919	$12,568	$15,406

Basic earnings per share (note 4)	$0.12	$0.62	$0.94	$1.21
Diluted earnings per share	$0.12	$0.43	$0.70	$0.84

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$1,579	$7,919	$12,568	$15,406
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,493	2,075	4,890	4,341
Deferred tax liability	(14)	1,111	898	2,464
Tax benefit from employee stock options exercised	33	95	2,708	755
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(1,295)	(2,033)	(853)	(3,338)
Deposits with clearing organizations	6,464	(5,554)	1,485	(7,045)
Receivable from brokers and clearing
Organizations	2,060	(347,154)	(51,928)	(154,183)
Receivable from customers	15,901	(549,080)	22,009	(550,843)
Securities owned	15,222	(26,805)	12,713	(29,487)
Notes receivable	7,090	5,050	15,832	(11,594)
Other assets	5,670	(9,929)	18,744	(18,960)
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	(6,866)	34,001	(20,353)	38,164
Payable to brokers and clearing organizations	25,363	362,159	106,250	123,460
Payable to customers	(75,455)	427,345	(99,171)	421,179
Securities sold, but not yet purchased	16,606	682	19,419	3,278
Accrued compensation	5,129	(7,601)	(21,375)	20,179
Accounts payable and other liabilities	(577)	7,342	9,603	13,495
Income taxes payable	(4,058)	2,187	(67)	3,388
Cash (used in) provided by operating activities	15,345	(98,190)	33,372	(129,341)

Cash flows from investing activities:
Purchase of the Oppenheimer & Co. divisions	-	(4,031)	-	(16,690)
Purchase of fixed assets	(1,426)	(4,635)	(3,380)	(5,113)
Cash used in investing activities	(1,426)	(8,666)	(3,380)	(21,803)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,213)	(1,151)	(2,412)	(2,300)
Issuance of Class A non-voting shares	120	647	10,324	6,225
Repurchase of Class A non-voting shares
for cancellation	-	(132)	-	(585)
Zero coupon promissory note repayments	(3,745)	(5,023)	(7,940)	(7,345)
Proceeds from issuance of bank loans	-	-	-	25,000
Bank loan repayments	(3,250)	(2,024)	(8,219)	(2,857)
(Decrease) increase in bank call loans	(14,001)	129,175	(25,601)	151,875
Cash provided by (used in) financing activities	(22,089)	121,492	(33,848)	170,013

Net increase (decrease) in cash and cash equivalents	(8,170)	14,636	(3,856)	18,869
Cash and cash equivalents, beginning of period	38,792	20,348	34,478	16,115

Cash and cash equivalents, end of period	$30,622	$34,984	$30,622	$34,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$51,857	$39,596	$41,653	34,471
Issue of Class A non-voting shares	120	647	10,324	6,225
Repurchase of Class A non-voting shares for cancellation	-	(132)	-	(585)
Balance at end of period	$51,977	$40,111	$51,977	$40,111

Contributed capital
Balance at beginning of period	$8,641	$5,688	$5,966	$5,028
Tax benefit from employee stock options exercised	33	95	2,708	755
Balance at end of period	$8,674	$5,783	$8,674	$5,783

Retained earnings
Balance at beginning of period	$243,102	$214,475	$233,312	$208,137
Net profit for the period	1,579	7,919	12,568	15,406
Dividends	(1,213)	(1,151)	(2,412)	(2,300)
Balance at end of period	$243,468	$221,243	$243,468	$221,243

TOTAL SHAREHOLDERS' EQUITY	$304,119	$267,137	$304,119	$267,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (formerly Fahnestock Viner Holdings Inc.) ("OPY") and its subsidiaries (together, the "Company"). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) ("Oppenheimer"), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. ("OAM"), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K for the year ended December 31, 2003. Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") with respect to quarterly financial reporting.

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

Certain prior period amounts in the statement of operations have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements are presented in U.S. dollars.

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46R, "Consolidation of Variable Interest Entities", SFAS No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

3. Stock based compensation

The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net profit, as reported	$1,579,000	$7,919,000	$12,568,000	$15,406,000
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	393,000	451,000	781,000	896,000
Pro forma net profit	$1,186,000	$7,468,000	$11,787,000	$14,510,000

Basic profit per share, as reported	$0.12	$0.62	$0.94	$1.21
Diluted profit per share, as reported	$0.12	$0.43	$0.70	$0.84

Pro forma basic profit per share	$0.09	$0.58	$0.88	$1.14
Pro forma diluted profit per share	$0.09	$0.41	$0.66	$0.80

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and six months ended June 30, 2004 and 2003, respectively, was $48,000 and $12,000 and $1,997,000 and $1,469,000, respectively. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

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

Earnings per share has been calculated as follows:

	Three Months ended		Six Months ended
	June 30,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	13,477,599	12,803,430	13,355,943	12,717,516
Net effect, if converted method (1)	-	6,932,000	6,932,000	6,932,000
Net effect, treasury method	216,408	300,780	273,501	249,469
Diluted common shares (2)	13,694,007	20,036,210	20,561,444	19,898,985

Net profit for the period, as reported	$1,579,000	$7,919,000	$12,568,000	$15,406,000
Effect of dilutive exchangeable debentures	-	661,000	1,886,000	1,360,000
Net profit, available to shareholders and assumed conversions	$1,579,000	$8,580,000	$14,454,000	$16,766,000

Basic earnings per share	$0.12	$0.62	$0.94	$1.21
Diluted earnings per share	$0.12	0.43	$0.70	$0.84

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). In the three months ended June 30, 2004, the net effect of the if converted method is anti-dilutive and has therefore not been reflected in the calculation of diluted earnings per share for the quarter.

The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended		Six Months ended
	June 30,
	2004	2003	2004	2003
Number of antidilutive options, end of period	506,000	298,000	506,000	373,000

5. Securities owned and securities sold, but not yet purchased (at fair market value)

	June 30, 2004	December 31, 2003
Securities owned consist of:
Corporate equities	$35,383,000	$34,877,000
Corporate and sovereign debt	18,466,000	24,962,000
U.S. government and agency and state and municipal government obligations	25,696,000	32,070,000
Money market funds	2,930,000	3,288,000
Other	35,000	26,000
	$82,510,000	$95,223,000

	June 30, 2004	December 31, 2003
Securities sold, but not yet purchased consist of:
Corporate equities	$6,900,000	$3,128,000
Corporate debt	4,849,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	18,357,000	2,444,000
	$30,106,000	$10,687,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at June 30, 2004 are securities with fair market values of approximately $15,917,000 ($15,781,000 at December 31, 2003), which are related to deferred compensation liabilities to employees of the U.S. Private Client and Asset Management Divisions of CIBC World Markets acquired by the Company in 2003 (the "Oppenheimer divisions"). At June 30, 2004, the Company has pledged securities owned of approximately $4,915,000 ($1,427,000 at December 31, 2003) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	June 30, 2004
Bank loans (a)	1/2/2008	6.5%	$31,436,000
Less current portion			10,119,000
Long term portion of bank loans			$21,317,000

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$42,935,000
Less current portion			15,620,000
Long term portion of long-term debt			$27,315,000

First and Second Variable Rate Exchangeable Debenture, issued January 6, 2003 (c)	1/ 2/2013	4%	$160,822,000

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce ("CIBC") dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at June 30, 2004, the Company was in compliance with the covenants. Interest expense on bank loans was $581,000 and $289,000 and $1,106,000 and $681,000 in the three and six months ended June 30, 2004 and 2003, respectively.

(b)The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,626,000 and $1,139,000, respectively, and $3,252,000 and $2,345,000, respectively, for the three and six months ended June 30, 2004 and 2003, respectively.

7. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2004, the net capital of Oppenheimer as calculated under the Rule was $184,650,000 or 17.91% of Oppenheimer's aggregate debit items. This was $164,035,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2004, Freedom had net capital of $4,299,000, which was $4,049,000 in excess of the $250,000 required to be maintained at that date.

8. Securities lending activities

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $222,789,000 (as at December 31, 2003 - $237,329,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $528,062,000 (as at December 31, 2003 - $444,977,000).

9. Financial instruments with off-balance sheet risk and concentration of credit risk

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At June 30, 2004, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $369,503,000 under securities loan agreements. In addition, the Company has received collateral of approximately $216,825,000 under securities borrow agreements of which the Company has repledged approximately $153,619,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $118,935,000.

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

At June 30, 2004, the Company had outstanding commitments to buy of $313,000 of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At June 30, 2004, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

10. Related Party Transactions

The Company had notes and accounts receivable from employees, net of reserves, of approximately $82,087,000 at June 30, 2004, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unforgiven portion of the notes become due and payable on demand in the event the employee departs during the service period.

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

11. Segment Information

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Expressed in thousands of dollars
Revenue:
Private Client	$116,283	$130,256	$264,383	$244,690
Capital Markets	24,224	27,427	48,104	68,764
Asset Management	12,897	5,810	25,210	9,822
Other	1,339	904	2,814	1,972

Total	$154,743	$164,397	$340,511	$325,248

Operating Income:
Private Client *	$4,124	$2,108	$22,680	$(10,227)
Capital Markets	5,809	8,161	9,249	11,604
Asset Management	505	4,910	(39)	8,155
Other **	(7,716)	(1,578)	(10,664)	16,966

Total	$2,722	$13,601	$21,226	$26,498

*Losses in the Private Client segment in 2003 are the result of transition services costs relating to the Oppenheimer & Co. division, which continued until Oppenheimer & Co division client accounts were converted to the Company’s clearing platform at the end of May 2003, as well as significant litigation settlement costs relating to Josephthal.

**Losses in the Other segment in 2004 reflect the increasing burden of compliance in today’s regulatory environment, the costs of financing long-term debt, as well as ongoing litigation settlement costs relating to past acquisitions. The Other segment in the six months ended June 30, 2003 includes the impact of the favorable arbitration award received in January 2003.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 84 offices in 22 states located throughout the United States. The Company conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2004 totaled approximately $46.4 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. At June 30, 2004, client assets under management by the asset management groups totaled $9.6 billion. At June 30, 2004, the Company employed approximately 2,969 people, of whom 1,582 were financial consultants.

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

During the six months ended June 30, 2004, there were no material changes to matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions and firm trading and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

The Company faced difficult market conditions in the second quarter of 2004, compared with the same period of 2003. While commission business and net interest revenue in the second quarter of 2004 remained at comparable levels to the same period of 2003, the Company’s principal trading activities and underwriting business lagged the prior year. Uncertainties about interest rate levels, the war in Iraq and oil prices have resulted in a stock market that has made little progress in the first half of 2004, particularly in comparison with the same period in 2003. This environment has reduced investor speculative activities leading to lower year-to-date commission revenues and substantially lower proprietary trading opportunities. The Company’s expenses in 2004 have increased compared to the same period of 2003 due to higher compensation costs and the increased burden of the current compliance and regulatory environment.

At June 30, 2004, the Dow Jones Industrial Average was unchanged from year end to close at 10,435.48, and the NASDAQ Composite Index increased by 44.79 points (2%) to close at 2047.79.

The interest rate environment also impacts the Company’s fixed income businesses. The three and six months of 2004 produced a less favorable rate environment versus the falling interest rate environment that occurred in the same periods of 2003. The fixed income business activity level is driven by spreads to published rates, the direction of rates and economic expectations. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

The Company is currently focused on growing its private client and asset management businesses with strategic additions of experienced financial consultants in its existing branch system and its asset management business through strategic employment of experienced money management teams. In addition, the Company is committed to the constant improvement of its technology capability and the expansion of its research efforts.

 Regulatory Environment

The brokerage business is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. The events surrounding corporate accounting and other activities and the enactment of the Sarbanes-Oxley Act have caused the various regulatory bodies to increase their surveillance of public companies. New regulations and new interpretations and enforcement of existing regulations are becoming more frequent and onerous. More recently, investigations by the SEC and state regulators into mutual fund trading practices are another indication of the regulators’ heightened commitment to enforcement actions. This regulatory environment has resulted in increased costs of compliance with rules and regulations, and increased exposure to regulatory actions and could potentially lead to the elimination of, or material changes to, certain lines of business. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC as part of an industry-wide review of market timing, late trading and other activities involving mutual funds. The Company has answered several document requests. The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm. The Company has conducted its own investigation and is continuing to cooperate with the SEC. To date, no formal investigation has been commenced by the SEC of the Company or any of its subsidiaries or employees, although the general inquiry remains ongoing. The Company has determined that there is no need to set up any reserves with respect to the mutual funds inquiry at this time.

With respect to the Company’s potential exposure for late trading and market timing, a very limited number of the Company’s brokers may have engaged in the activities that are the subject of the SEC’s inquiry. There is no evidence that either the Company or its employees were engaged in "late trading". The Company continues to closely monitor its mutual fund activities and the activities of its employees.

Results of Operations

Net profit for the three and six months ended June 30, 2004 was $1,579,000 or $0.12 per share and $12,568,000 or $0.94 per share, respectively, a decrease of 80% and 18%, respectively, in net profit when compared to $7,919,000 or $0.62 per share and $15,406,000 or $1.21 per share, respectively, in the same periods of 2003. Revenue for the three and six months ended June 30, 2004 was $154,743,000 and $340,511,000, respectively, a decrease of 6% and an increase of 5%, respectively, compared to revenue of $164,397,000 and $325,248,000, respectively, in the same periods of 2003. Expenses increased by 1% and 7%, respectively, in the three and six months ended June 30, 2004 compared to the same periods of 2003, primarily reflecting increased compensation expense as well as higher occupancy costs associated with last year’s acquisition of the CIBC Private Client and Asset Management businesses.

It is important to note when comparing the results of the six months ended June 30, 2004 and 2003, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000, litigation costs from cases involving firms acquired in 2001 of approximately $5 million, and write-downs of approximately $1.2 million (netting to approximately $15.5 million). In addition, during the first five months of 2003, the Company’s results were impacted by higher expenses paid to CIBC for clearing and other services for the U.S. private client business, which was acquired from them in January 2003. The business was transferred to the Company’s platform and facilities at the end of May 2003.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Period to Period Change
	Increase (Decrease)
	Three Months ended June 30,		Six Months ended June 30,
	2004 versus 2003		2004 versus 2003
	Amount	Percentage	Amount	Percentage

Revenues -
Commissions	(470)	-0.6%	23,436	15.9%
Principal transactions, net	(16,767)	-41.8%	(6,153)	-9.3%
Interest	60	0.6%	(7)	-
Underwriting fees	(2,671)	-21.3%	(2,789)	-10.2%
Advisory fees	12,731	87.4%	22,720	76.3%
Arbitration award	-	-	(19,050)	-87.6%
Other	(2,537)	-32.5%	(2,894)	-24.5%
Total revenues	(9,654)	-5.9%	15,263	4.7%
Expenses -
Compensation	3,138	3.1%	25,003	12.6%
Clearing and exchanges fees	(1,918)	-33.4%	(4,953)	-38.9%
Communications	(4,285)	-26.8%	(2,472)	–8.9%
Occupancy costs	1,421	11.0%	2,557	10.0%
Interest	(159)	-3.7%	666	8.9%
Other	3,028	29.2%	(266)	-1.0%
Total expenses	1,225	0.8%	20,535	6.9%

Profit before taxes	(10,879)	-80.0%	(5,272)	-19.9%
Income taxes	(4,539)	-79.9%	(2,434)	-21.9%
Net profit	(6,340)	-80.1%	(2,838)	-18.4%

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three and six months ended June 30, 2004, commission revenue remained unchanged and increased by 16%, respectively, compared to the same periods of 2003 primarily as a result of the increased investor activity in the markets in the first quarter of 2004. Investor activity in the markets fell dramatically in the second quarter of 2004, resulting in revenues from commissions that were 15% behind the levels achieved in the first quarter of 2004. Net revenue from principal transactions decreased by 42% and 9%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes in 2004 compared to 2003. Investment banking revenues decreased 21% and 10%, respectively, in the three and six months ended June 30, 2004 compared with the same periods of 2003 due to the drop in investor activity in the markets in 2004 compared to 2003. Advisory fees increased by 87% and 76%, respectively, in the three and six months ended June 30, 2004, 2004 compared to the same periods of 2003 as a result of the addition of the business of Oppenheimer Asset Management Inc., following its acquisition on June 4, 2003. Assets under management by the asset management group were $9.6 billion and $9.1 billion at June 30, 2004 and 2003, respectively.

Interest

Net interest revenue (interest revenue less interest expense) in the three and six months ended June 30, 2004 decreased 5% and increased 4%, respectively, compared to the comparable periods of 2003. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, remained relatively unchanged in 2004 as in 2003. Interest expense includes the interest cost relating to the variable rate exchangeable debentures, which bear an annual interest rate of 4% in 2004 compared to 3% in 2003.

Expenses, other than interest

Compensation expense increased by 3% and 13%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the six months ended June 30, 2004 compared to the comparable period of 2003. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the three and six months ended June 30, 2004 compared to the comparable periods in 2003. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees decreased 33% and 39%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 due to the elimination of higher costs associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period through May 27, 2003; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology decreased 27% and 9%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 due to the costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. The level of investment has now tapered off, reflected in the current quarter comparisons. Occupancy costs increased by 11% and 10%, respectively, in three and six months ended June 30, 2004 compared to the same periods of 2003 primarily due to the additional cost of space placed under lease to house new employees added to support services for the larger business entity, beginning in June 2003. Occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated. Other expenses continue to be affected by litigation settlement costs, although to a lesser degree in the second quarter of 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Liquidity and Capital Resources

Total assets at June 30, 2004 decreased by approximately 1% from December 31, 2003 with increases in receivable from brokers and clearing organizations and restricted deposits being offset by decreases in every other asset category. Liquid assets accounted for 88% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2004, $65,899,000 of such borrowings were outstanding, a decrease of 28% compared to outstanding borrowings at December 31, 2003. At June 30, 2004, the Company had available collateralized and uncollateralized letters of credit of $132,000,000.

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 35% of the then-issued Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is being financed from internally generated funds. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer divisions, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at June 30, 2004, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company believes that internally-generated funds from operations are sufficient to finance its expenditure program.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future.

The Company has not made any purchases in 2004 pursuant to a Normal Course Issuer Bid (which commenced on July 10, 2003 and terminated on July 9, 2004).

On May 21, 2004, the Company paid cash dividends of U.S.$0.09 per Class A and Class B Share totaling $1,213,000 from available cash on hand.

On July 27, 2004, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on August 20, 2004 to shareholders of record on August 6, 2004.

The book value of the Company’s Class A and Class B Shares was $22.56 at June 30, 2004 compared to $20.84 at June 30, 2003, an increase of approximately 8%, based on total outstanding shares of 13,355,943 and 12,821,243, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal.

The following table sets forth these contractual and contingent commitments as at June 30, 2004:

Contractual Obligations (In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$12	$22	$21	$19	$80	$154
Supplemental Executive Retirement Plan	1	-	-	-	-	1
Assumed Josephthal notes	2	1	-	-	-	3
Bank loans	5	10	10	6		31
Debentures	-	-	-	-	161	161
Zero coupon notes	6	15	15	6		42
Total	$26	$48	$46	$31	$241	$392

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46R, "Consolidation of Variable Interest Entities", SFAS No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2004, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Risk Management

The Company’s principal business activities by their nature involve significant market, credit and other risks, including the risk to the Company’s business of an interruption to its operations by factors beyond its control. The Company’s effectiveness in managing these risks is critical to its success and stability.

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

Value-at-Risk

Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading of financial instruments and derivatives. The value-at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At June 30, 2004 and 2003, the Company’s value-at-risk for each component of market risk was as follows:

	June 30,
	2004	2003
Expressed in thousands of dollars
Interest rate risk	$147	$174
Equity price risk	585	387
Diversification benefit	(167)	(86)
Total	$565	$475

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2004 from those reported in 2003 reflect changes in the size and composition of the Company’s trading portfolio at June 30, 2004 compared to June 30, 2003, which include a larger position in equities. The Company’s portfolio included approximately $15,917,000 and $14,006,000 in corporate equities as at June 30, 2004 and 2003, respectively, which were co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company.

The value-at-risk estimate has limitations that should be considered in evaluating the Company’s potential future losses based on period-end portfolio positions. Market conditions, including market volatility, may result in statistical relationships that result in higher or lower value-at-risk than would be estimated from the same portfolio under different market conditions. Likewise, the converse may be true. Critical risk management strategy involves the active management of portfolio levels to reduce market risk. The Company’s market risk exposure is continuously monitored as the portfolio risks and market conditions change.

ITEM 4. Controls and Procedures

As of the end of the reporting period, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective. No significant changes were made in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has undertaken a complete review, with the assistance of an outside consulting firm, of its internal controls in order to be prepared for the requirements of the Sarbanes-Oxley Act, which will become effective for the Company in the fourth quarter of 2004. The Company is reviewing its procedures to comply with the requirements of the Act and plans to complete this process in a timely manner.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company's subsidiaries are parties to legal proceedings incidental to their respective businesses. In management's opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company's financial position. The total number of cases in which the Company is involved and the related claims have increased due to acquisitions made by the Company since 2001. The potential significance of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

At the Annual and Special Meeting of Shareholders of the Company held on May 17, 2004, the holders of Class B voting shares of the Company voted in favor of (1) appointing PricewaterhouseCoopers LLP as auditors of the Company and authorizing the directors to fix their remuneration, (2) electing seven directors, and (3) passing a resolution confirming the amendment to the Company’s 1996 Equity Incentive Plan, increasing the number of Class A Shares which may be issued under the Plan on the exercise of options by 800,000.

Proxies received from the holders of Class B Shares directed that the shares represented by such proxies be voted as set forth below.

		For	Against/Withheld

1.	Appointment of Auditors	97,248	0

2.	Election of Directors:	97,248	0
	J.L. Bitove R. Crystal A.G. Lowenthal K.W. McArthur A.W. Oughtred E.K. Roberts B. Winberg

3.	Amendment to 1996 Equity Incentive Plan	96,927	12

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 4th day of August, 2004.

OPPENHEIMER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G.Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By: "E.K. Roberts"
E.K.Roberts, President, Treasurer and Chief Financial Officer
(Principal Financial Officer)