Form 10-Q
period 2004-09-30
OPPENHEIMER HOLDINGS INC
filed 2004-11-03
CIK 791963

_________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 29, 2004 was x 13,276,561 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security-Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Certifications

PART 1

FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
ASSETS
Current assets
Cash and cash equivalents	$24,868	$34,478
Restricted deposits	13,682	14,466
Deposits with clearing organizations	16,220	17,858
Receivable from brokers and clearing organizations	426,311	278,521
Receivable from customers	851,863	906,487
Securities owned including amounts pledged of $2,469
($1,427 in 2003), at market value	74,771	95,223
Notes receivable	76,161	97,919
Other	51,469	63,610
	1,535,345	1,508,562
Other assets
Stock exchange seats (approximate market value
$4,220; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net of accumulated
depreciation of $38,966; $32,150 in 2003	21,852	23,807
Intangible assets, net of amortization	35,314	35,865
Goodwill	137,889	137,889
	198,049	200,555

	$1,733,394	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2004	2003
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$41,505	$68,148
Bank call loans	4,200	91,500
Payable to brokers and clearing organizations	638,774	467,966
Payable to customers	372,123	406,137
Securities sold, but not yet purchased, at market value	13,272	10,687
Accrued compensation	66,184	88,999
Accounts payable and other liabilities	51,195	33,857
Income taxes payable	1,730	67
Current portion of bank loans	10,119	10,119
Current portion of long term debt	11,900	15,921
	1,211,002	1,193,401
Long term liabilities
Bank loans payable	18,753	29,536
Long term debt	27,210	34,954
Exchangeable debentures	160,822	160,822
Deferred tax liability	14,070	9,473
	220,855	234,785

Shareholders' equity
Share capital
13,254,761 Class A non-voting shares
(2003 – 12,819,520 shares)	48,844	41,520
99,680 Class B voting shares	133	133
	48,977	41,653
Contributed capital	8,708	5,966
Retained earnings	243,852	233,312
	301,537	280,931

	$1,733,394	$1,709,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$70,804	$85,762	$241,394	$232,916
Principal transactions, net	22,331	35,822	82,385	102,029
Interest	11,026	10,570	32,185	31,736
Underwriting fees	9,476	12,948	34,082	40,343
Advisory fees	23,503	25,211	75,983	54,971
Arbitration awards	1,200	-	3,900	21,750
Other	3,981	6,091	12,903	17,907
	142,321	176,404	482,832	501,652
EXPENSES:
Compensation and related
expenses	95,117	114,499	319,083	313,462
Clearing and exchange fees	3,824	3,544	11,593	16,266
Communications	10,985	12,713	36,295	40,495
Occupancy costs	13,987	15,403	42,154	41,013
Interest	4,769	3,973	12,927	11,465
Other	10,845	14,974	36,760	41,155
	139,527	165,106	458,812	463,856
Profit before income taxes	2,794	11,298	24,020	37,796
Income tax provision	1,198	4,682	9,856	15,774

NET PROFIT FOR PERIOD	$1,596	$6,616	$14,164	$22,022

Basic earnings per share (note 4)	$0.12	$0.52	$1.06	$1.74
Diluted earnings per share	$0.12	$0.36	$0.83	$1.21

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$1,596	$6,616	$14,164	$22,022
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,478	2,686	7,368	7,027
Deferred tax liability	3,699	882	4,597	3,346
Tax benefit from employee stock options exercised	34	150	2,742	905
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	1,637	(37,756)	784	(41,094)
Deposits with clearing organizations	153	(2,219)	1,638	(9,264)
Receivable from brokers and clearing
organizations	(95,862)	334,627	(147,790)	180,444
Receivable from customers	32,615	5,497	54,624	(545,346)
Securities owned	7,739	7,896	20,452	(21,591)
Notes receivable	5,926	(11,647)	21,758	(23,241)
Other assets	(6,603)	5,191	12,141	(13,769)
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	(6,290)	(21,316)	(26,643)	16,848
Payable to brokers and clearing organizations	64,558	(242,388)	170,808	(118,928)
Payable to customers	65,157	(53,870)	(34,014)	367,309
Securities sold, but not yet purchased	(16,834)	2,132	2,585	5,410
Accrued compensation	(1,440)	28,125	(22,815)	48,304
Accounts payable and other liabilities	7,735	(18,899)	17,338	(5,404)
Income taxes payable	1,730	285	1,663	3,673
Cash (used in) provided by operating activities	68,028	5,992	101,400	(123,349)

Cash flows from investing activities:
Purchase of the Oppenheimer & Co. divisions	-	-	-	(16,690)
Purchase of fixed assets	(1,482)	(3,993)	(4,862)	(9,106)
Cash used in investing activities	(1,482)	(3,993)	(4,862)	(25,796)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,212)	(1,155)	(3,624)	(3,455)
Issuance of Class A non-voting shares	91	870	10,415	7,095
Repurchase of Class A non-voting shares
for cancellation	(3,091)	-	(3,091)	(585)
Zero coupon promissory note repayments	(3,825)	(3,616)	(11,765)	(10,961)
Proceeds from issuance of bank loans	-	25,000	-	50,000
Bank loan repayments	(2,564)	(3,389)	(10,783)	(6,246)
(Decrease) increase in bank loans	(61,699)	2,025	(87,300)	153,900
Cash provided by (used in) financing activities	(72,300)	19,735	(106,148)	189,748

Net increase (decrease) in cash and cash equivalents	(5,754)	21,734	(9,610)	40,603
Cash and cash equivalents, beginning of period	30,622	34,984	34,478	16,115

Cash and cash equivalents, end of period	$24,868	$56,718	$24,868	$56,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$51,977	$40,111	$41,653	$34,471
Issue of Class A non-voting shares	91	870	10,415	7,095
Repurchase of Class A non-voting shares for cancellation	(3,091)	-	(3,091)	(585)
Balance at end of period	$48,977	$40,981	$48,977	$40,981

Contributed capital
Balance at beginning of period	$8,674	$5,783	$5,966	$5,028
Tax benefit from employee stock options exercised	34	150	2,742	905
Balance at end of period	$8,708	$5,933	$8,708	$5,933

Retained earnings
Balance at beginning of period	$243,468	$221,243	$233,312	$208,137
Net profit for the period	1,596	6,616	14,164	22,022
Dividends	(1,212)	(1,155)	(3,624)	(3,455)
Balance at end of period	$243,852	$226,704	$243,852	$226,704

TOTAL SHAREHOLDERS' EQUITY	$301,537	$273,618	$301,537	$273,618

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

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46R, "Consolidation of Variable Interest Entities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption did not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net profit, as reported	$1,596,000	$6,616,000	$14,164,000	$22,022,000
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	390,000	455,000	1,171,000	1,352,000
Pro forma net profit	$1,206,000	$6,161,000	$12,993,000	$20,670,000

Basic profit per share, as reported	$0.12	$0.52	$1.06	$1.74
Diluted profit per share, as reported	$0.12	$0.36	$0.83	$1.21

Pro forma basic profit per share	$0.09	$0.48	$0.97	$1.63
Pro forma diluted profit per share	$0.09	$0.34	$0.77	$1.14

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and nine months ended September 30, 2004 and 2003, respectively, was nil and $121,000, respectively and $2,309,000 and $1,239,000, respectively. The fair value is being amortized over five years on an after-tax basis, where applicable, for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

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

Earnings per share has been calculated as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic weighted average number of shares outstanding	13,442,014	12,835,795	13,384,113	12,690,313
Net effect, if converted method (1)	-	6,932,000	6,932,000	6,932,000
Net effect, treasury method	84,328	333,199	204,690	262,339
Diluted common shares (2)	13,526,342	20,100,994	20,520,804	19,884,651

Net profit for the period, as reported	$1,596,000	$6,616,000	$14,164,000	$22,022,000
Effect of dilutive exchangeable debentures	-	680,000	2,840,000	2,040,000
Net profit available to shareholders and assumed conversions	$1,596,000	$7,296,000	$17,004,000	$24,062,000

Basic earnings per share	$0.12	$0.52	$1.06	$1.74
Diluted earnings per share	$0.12	$0.36	$0.83	$1.21

(1) As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). In the three months ended September 30, 2004, the net effect of the if converted method is anti-dilutive and has therefore not been reflected in the calculation of diluted earnings per share for the quarter.

(2) The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Number of antidilutive options, for the period	904,000	298,000	506,000	333,000

5. Securities owned and securities sold, but not yet purchased (at fair market value)

	September 30, 2004	December 31, 2003
Securities owned consist of:
Corporate equities	$32,388,000	$34,877,000
Corporate and sovereign debt	16,048,000	24,962,000
U.S. government and agency and state and municipal government obligations	23,198,000	32,070,000
Money market funds and other	3,137,000	3,314,000
	$74,771,000	$95,223,000

	September 30, 2004	December 31, 2003
Securities sold, but not yet purchased consist of:
Corporate equities	$8,012,000	$3,128,000
Corporate debt	3,296,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	1,964,000	2,444,000
	$13,272,000	$10,687,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at September 30, 2004 are securities with fair market values of approximately $15,398,000 ($15,781,000 at December 31, 2003), which are related to deferred compensation liabilities to employees of the U.S. Private Client and Asset Management Divisions of CIBC World Markets acquired by the Company in 2003 (the "Oppenheimer divisions"). At September 30, 2004, the Company has pledged securities owned of approximately $2,469,000 ($1,427,000 at December 31, 2003) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	September 30, 2004
Bank loans (a)	1/2/2008	6.5%	$28,872,000
Less current portion			10,119,000
Long term portion of bank loans			$18,753,000

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$39,110,000
Less current portion			11,900,000
Long term portion of long-term debt			$27,210,000

First and Second Variable Rate Exchangeable Debenture, issued January 6, 2003 (c)	1/ 2/2013	4%	$160,822,000

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce ("CIBC") dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at September 30, 2004, the Company was in compliance with the covenants. Interest expense on bank loans was $518,000 and $665,000, respectively, and $1,624,000 and $1,346,000, respectively, for the three and nine months ended September 30, 2004 and 2003, respectively.

(b)The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,644,000 and $1,173,000, respectively, and $4,896,000 and $3,518,000, respectively, for the three and nine months ended September 30, 2004 and 2003, respectively.

7. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2004, the net capital of Oppenheimer as calculated under the Rule was $193,087,000 or 19.1% of Oppenheimer's aggregate debit items. This was $172,876,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2004, Freedom had net capital of $4,757,000, which was $4,507,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $334,576,000 (at December 31, 2003 - $237,329,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $601,817,000 (at December 31, 2003 - $444,977,000).

9. Financial instruments with off-balance sheet risk and concentration of credit risk

In the normal course of business, the Company's securities activities involve execution, settlement and financing of various securities transactions. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company's policy to periodically review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At September 30, 2004, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $358,734,000 under securities loan agreements. In addition, the Company has received collateral of approximately $324,126,000 under securities borrow agreements of which the Company has repledged approximately $240,589,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $196,078,000.

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

At September 30, 2004, the Company had outstanding commitments to buy of $1,269,000 primarily of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At September 30, 2004, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

10. Related Party Transactions

The Company had notes and accounts receivable from employees, net of reserves, of approximately $76,161,000 at September 30, 2004, which are recorded at face value net of accumulated amortization. These amounts will be forgiven over a service period from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and are contingent on the employee’s continued employment with the Company. The unforgiven portion of the notes become due and payable on demand in the event the employee departs during the service period.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Expressed in thousands of dollars
Revenue:
Private Client	$106,985	$133,530	$371,368	$386,000
Capital Markets	22,025	27,707	70,129	96,472
Asset Management	12,816	13,923	38,026	15,965
Other	495	1,244	3,309	3,215

Total	$142,321	$176,404	$482,832	$501,652

Operating Income:
Private Client	$3,026	$3,707	$25,706	$1,259
Capital Markets	4,109	5,388	13,358	16,992
Asset Management	880	2,028	841	2,404
Other *	(5,221)	175	(15,885)	17,141

Total	$2,794	$11,298	$24,020	$37,796

*Losses in the Other segment in 2004 reflect the increasing burden of compliance in today’s regulatory environment, the costs of financing long-term debt, as well as ongoing litigation settlement costs relating to past acquisitions. The Other segment in the nine months ended September 30, 2003 includes the impact of the favorable arbitration award received in January 2003.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 83 offices in 22 states located throughout the United States. The Company conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2004 totaled approximately $45.6 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At September 30, 2004, client assets under management by the asset management groups totaled $9.3 billion. At September 30, 2004, the Company employed approximately 2,900 people, of whom 1,542 were financial consultants.

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

During the nine months ended September 30, 2004, there were no material changes to matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management, and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

The Company faced difficult market conditions in the third quarter of 2004, compared with the same period of 2003, with commission business, principal trading and net interest revenue in the third quarter of 2004 lagging the prior year. While the U.S. economy has continued to expand, the lack of significant new job creation, the record trade and budget deficits, and the troubled geopolitical environment have placed a pall over securities markets during the first nine months of 2004. The third quarter of 2004 was marked by one of the slowest summer periods in recent years, depressed market sentiment and low activity levels. Investors’ focus on the presidential election, rapidly rising oil prices and interest rate concerns led to lower commission revenues, lower proprietary trading profits, as well as reduced underwriting revenue and advisory fee income compared to the same period in 2003. The Company’s expenses in the three and nine months ended September 30, 2004 are lower compared to the same periods of 2003 due primarily to lower variable compensation costs although there has been an increased burden of compliance and regulatory expenses.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. The three and nine months of 2004 produced higher rates and a less favorable rate environment compared to the falling interest rate environment in the same periods of 2003. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial consultants in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to improvement of its technology capability to support client service and the expansion of its capital markets capabilities.

 Regulatory Environment

The brokerage business is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased surveillance of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Investigations by the SEC and state regulators into mutual fund trading practices are another indication of the regulators’ heightened commitment to enforcement actions. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. This regulatory environment has resulted in increased costs of compliance with rules and regulations, in particular, the impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) that are related thereto. The Company’s increased exposure to regulatory actions could potentially lead to the elimination of, or material changes to, certain lines of business. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds. The Company has answered several document requests and subpoenas and there have been on-the-record interviews of cCompany personnel. The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm. The Company has conducted its own investigation and is continuing to cooperate with the investing entities.

The Company believes that a limited number of its financial advisors may have engaged in activities that are the subject of the SEC’s inquiry. There is no evidence that either the Company or its employees were engaged in "late trading". The Company continues to closely monitor its mutual fund activities and the activities of its employees. The Company has determined that there is no need to set up any reserves with respect to these inquiries at this time.

Results of Operations

Net profit for the three and nine months ended September 30, 2004 was $1,596,000 or $0.12 per share and $14,164,000 or $1.06 per share, respectively, a decrease of 76% and 36%, respectively, when compared to $6,616,000 or $0.52 per share and $22,022,000 or $1.74 per share, respectively, in the same periods of 2003. Revenue for the three and nine months ended September 30, 2004 was $142,321,000 and $482,832,000, respectively, a decrease of 19% and 4%, respectively, compared to revenue of $176,404,000 and $501,652,000, respectively, in the same periods of 2003. Expenses decreased by 16% and 1%, respectively, in the three and nine months ended September 30, 2004 compared to the same periods of 2003, primarily reflecting decreased volume-related compensation expense, which varies with the level of commission revenue.

It is important to note when comparing the results of the nine months ended September 30, 2004 and 2003, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000, litigation costs from cases involving firms acquired in 2001 of approximately $5 million, and write-downs of approximately $1.2 million (netting to approximately $15.5 million). In addition, during the first five months of 2003, the Company’s results were impacted by higher expenses paid to CIBC for clearing and other services for the U.S. private client business, which was acquired from them in January 2003. The business was transferred to the Company’s platform and facilities at the end of May 2003.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Period to Period Change
	Increase (Decrease)
	Three Months ended September 30,		Nine Months ended September 30,
	2004 versus 2003		2004 versus 2003
	Amount	Percentage	Amount	Percentage

Revenue -
Commissions	$(14,958)	-17.4%	$8,478	3.6%
Principal transactions, net	(13,491)	-37.7%	(19,644)	-19.3%
Interest	456	4.3%	449	1.4%
Underwriting fees	(3,472)	-26.8%	(6,261)	-15.5%
Advisory fees	(1,708)	-6.8%	21,012	38.2%
Arbitration awards	1,200	100.0%	(17,850)	-82.1%
Other	(2,110)	-34.7%	(5,004)	-27.9%
Total revenue	(34,083)	-19.3%	(18,820)	-3.8%
Expenses -
Compensation	(19,382)	-16.9%	5,621	1.8%
Clearing and exchanges fees	280	7.9%	(4,673)	-28.7%
Communications	(1,728)	-13.6%	(4,200)	-10.4%
Occupancy costs	(1,416)	-9.2%	1,141	2.8%
Interest	796	20.0%	1,462	12.8%
Other	(4,129)	-27.6%	(4,395)	-10.7%
Total expenses	(25,579)	-15.5%	(5,044)	-1.1%

Profit before taxes	(8,504)	-75.3%	(13,776)	-36.4%
Income taxes	(3,484)	-74.4%	(5,918)	-37.5%
Net profit	$(5,020)	-75.9%	$(7,858)	-35.7%

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three months ended September 30, 2004, commission revenue decreased by 17% compared to the same period of 2003 primarily as a result of decreased investor activity in the markets. In the nine months ended September 30, 2004, commission revenue increased by 4% compared to the same period of 2003 due to a reasonably strong first quarter in 2004. However, investor activity in the markets fell dramatically in the second and third quarters of 2004. Net revenue from principal transactions decreased by 38% and 19%, respectively, in the three and nine months ended September 30, 2004 compared to the comparable periods of 2003 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes in 2004 compared to 2003. Investment banking revenues decreased 27% and 16%, respectively, in the three and nine months ended September 30, 2004 compared with the same periods of 2003 due to the drop in new issue and secondary issuance in 2004 compared to 2003. Advisory fees decreased by 7% for the three months ended September 30, 2004 but increased by 38% for the nine months ended September 30, 2004 compared to the same periods of 2003. The third quarter of 2004’s results reflected current listless market conditions compared to the comparable period of 2003. The nine months ending September 30, 2004 includes the operations of Oppenheimer Asset Management Inc. for the full period, while the 2003 comparative period includes results following its acquisition on June 4, 2003. Assets under management by the asset management group were $9.3 billion at September 30, 2004 and 2003.

Interest

Net interest revenue (interest revenue less interest expense) decreased by 5% in the three and nine months ended September 30, 2004. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, remained relatively unchanged in 2004 as in 2003. Interest expense includes the interest cost relating to the variable rate exchangeable debentures, which bear an annual interest rate of 4% in 2004 compared to 3% in 2003.

Expenses, other than interest

Compensation expense decreased by 17% in the three months ended September 30, 2004 and increased by 2% for the nine months ended September 30, 2004 compared to the comparable periods of 2003. Compensation expense has volume-related components and, therefore, decreased with the decreased level of commission business conducted in the three months ended September 30, 2004, compared to the comparable period of 2003. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the nine months ended September 30, 2004, compared to the comparable period in 2003. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees increased by 8% in the three months ended September 30, 2004 and decreased by 29% in the nine months ended September 30, 2004, compared to the comparable periods of 2003. The change in the year to date comparison is primarily due to the elimination of higher costs associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period through May 27, 2003; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology decreased 14% and 10%, respectively, in the three and nine months ended September 30, 2004, compared to the comparable periods of 2003 due to the costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. The level of investment has tapered off, reflected in the current quarterly comparisons. Occupancy costs decreased by 9% in the three months ended September 30, 2004 and increased by 3% in the nine months ended September 30, 2004 compared to the same periods of 2003. On the year to date comparison, the change is primarily due to the additional cost of space placed under lease to house new employees added to support services for the larger business entity, beginning in June 2003. On the three month comparison, occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated, resulting in a reduction in occupancy-related expenses in 2004 compared to 2003. Other expenses continue to be affected by litigation settlement costs, although to a lesser degree in the third quarter of 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Liquidity and Capital Resources

Total assets at September 30, 2004 increased by approximately 1% from December 31, 2003 with increases in receivable from brokers and clearing organizations being offset by decreases in every other liquid asset category. Liquid assets accounted for 89% of total assets, consistent with year-end levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit as well as bonded debt. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2004, $4,200,000 of such borrowings were outstanding, a decrease of 95% compared to outstanding borrowings at December 31, 2003. At September 30, 2004, the Company had available collateralized and uncollateralized letters of credit of $132,000,000.

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

In connection with the acquisition of the Oppenheimer divisions, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at September 30, 2004, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

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

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting "Forward-Looking Statements").

In the third quarter of 2004, the Company purchased 130,800 Class A Shares pursuant to a Normal Course Issuer Bid (which commenced on July 22, 2004, and will terminate on July 21, 2005) at an average cost per share of $23.63.

On August 20, 2004, the Company paid cash dividends of U.S.$0.09 per Class A and Class B Share totaling $1,212,000 from available cash on hand.

On October 25, 2004, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on November 19, 2004, to shareholders of record on November 5, 2004.

The book value of the Company’s Class A and Class B Shares was $22.58 at September 30, 2004 compared to $21.24 at September 30, 2003, an increase of approximately 6%, based on total outstanding shares of 13,354,441 and 12,880,020, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal & Co. Inc.

The following table sets forth these contractual and contingent commitments as at June 30, 2004:

Contractual Obligations (In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total
Minimum rentals	$6	$22	$22	$20	$89	$159
Supplemental Executive Retirement Plan	1	-	-	-	-	1
Assumed Josephthal notes	1	1	-	-	-	2
Bank loans	3	10	10	6		29
Debentures	-	-	-	-	161	161
Zero coupon notes	3	12	12	12	-	39
Total	14	45	44	38	250	391

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", FIN No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", FIN No. 46R, "Consolidation of Variable Interest Entities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company has adopted these statements and interpretations and their adoption did not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

The Company has reviewed SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

Factors Affecting "Forward-Looking Statements"

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation (xiii) the Company’s ability to achieve its business plan and (xiv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2004, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. The Company hired Grant Thornton LLP to assist the Company in this effort.

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Disclosure Controls include components of the Company’s internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in conformity with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within the Company’s Disclosure Controls, they are included in the scope of the Company’s quarterly controls evaluation.

The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or the Company’s internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of controls included a review of the controls' objectives and design, the Company's implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation of controls, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Many of the components of the Company’s Disclosure Controls are also evaluated on an ongoing basis by the Internal Audit Department and by other personnel of the Company who evaluate them in connection with determining their auditing procedures related to their report on the Company’s annual financial statements and not to provide assurance on the Company’s Controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and to modify them as necessary. The Company intends to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, the Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the periodic reports are being prepared.

During the quarter ended September 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security-Holders

None

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

(b) Reports on Form 8-K

1.1 Form 8-K/A, Amendment No. 3, filed August 9, 2004 – reporting pursuant to Item 7 of such Form the audited historical financial statements of the businesses acquired.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 3rd day of November, 2004.

OPPENHEIMER HOLDINGS INC.

By: "A.G. Lowenthal"
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By: "E.K. Roberts"
E.K. Roberts, President, Treasurer and Chief Financial Officer
(Principal Financial Officer)