Form 10-K/A
period 2003-12-31
OPPENHEIMER HOLDINGS INC
filed 2005-02-28
CIK 791963

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

Title of each class: Class A non-voting shares

Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:Not Applicable

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

_______________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K is being filed to amend and reflect the restatement of our Consolidated Financial Statements as of December 31, 2003. The Company discovered an error in the calculation of interest expense related to its first and second variable rate exchangeable debentures. The Company expensed actual interest on these debentures at the rate of 3% in 2003 and 4% in the first three quarters of 2004. Instead, the Company should have used the "interest method," which requires that the effective interest expense that will be incurred over the life of increasing rate debt instruments be expensed, which would have resulted in the use of an effective annual interest rate of 4.5% on the exchangeable debentures in all periods. The error resulted in the understatement of the liabilities, interest expense and total expenses and the overstatement of profit before income taxes and net profit for the year ended December 31, 2003. In addition, the Company has corrected other immaterial items relating to the allowance for doubtful accounts, litigation reserves, accrued compensation and prepaid expenses. As a result of the restatement, the amount of the formula-based C.E.O. compensation has been recomputed. The overpayment is being repaid in 2005. The Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity as well as Notes 1, 2, 7, 10, 11, 16, and 18 of Notes to Consolidated Financial Statements for 2003 to reflect the restatement for the matters described above. See Note 1(p) of Notes to Consolidated Financial Statements for further discussion.

In accordance with the rules of the Securities and Exchange Commission, the affected items of the Form 10-K, Items 6, 7 and 8 of Part II and Item 11 of Part III are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after March 11, 2004 or substantively modify or update the disclosure contained in the From 10-K in any way other than as required to reflect the amendments discussed above.

____________________________________________________________________

________________________________________________________________

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

______________________________________________________________

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

_________________________________________________________________

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

_____________________________________________________________________

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

________________________________________________________________

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

______________________________________________________________

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

_______________________________________________________________

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

____________________________________________________________________

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

______________________________________________________________

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

__________________________________________________________________

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

___________________________________________________________________

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

_____________________________________________________________________

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

_____________________________________________________________________

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

_________________________________________________________________

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

_________________________________________________________________

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

_______________________________________________________________

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

_________________________________________________________________

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

__________________________________________________________________

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

___________________________________________________________________

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

_________________________________________________________________

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

As discussed in Note 1(p) to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

	Restated 2003	2002	2001	2000	1999
(In thousands of U.S. dollars except per share and share amounts)
Revenue	$689,993	$283,333	$261,261	$316,499	$279,111
Net profit	$28,696	$9,321	$19,150	$40,901	$27,390
Net profit per share (1)
- basic	$2.26	$0.75	$1.55	$3.38	$2.19
- diluted	$1.65	$0.73	$1.50	$3.29	$2.17
Total assets	$1,709,480	$1,031,226	$710,275	$697,482	$766,528
Total current liabilities	$1,194,859	$783,590	$468,580	$475,682	$579,141
Subordinated indebtedness,
including current portion	-	-	-	-	$30
Total long term liabilities	$234,785	-	-	-	-
Cash dividends per Class A
Share and Class B share	$0.36	$0.36	$0.36	$0.31	$0.28
Shareholders' equity	$279,836	$247,636	$241,695	$221,800	$187,388
Book value per share (1)	$21.66	$19.82	$19.43	$18.34	$15.30
Number of shares of capital stock outstanding	12,919,200	12,496,687	12,436,765	12,090,649	12,247,249

The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

____________________________________________________________________

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

As discussed in Note 1(p) to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

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

__________________________________________________________________

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

__________________________________________________________________

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

___________________________________________________________________

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

_________________________________________________________________

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

	Period to Period Change
	Increase (Decrease)
	Restated 2003 versus 2002		2002 versus 2001
	Amount	Percentage	Amount	Percentage

Revenues -
Commissions	189,324	+139%	$13,475	+11%
Principal transactions, net	78,445	+135%	1,853	+3%
Interest	14,978	+54%	(6,687)	-19%
Underwriting fees	27,863	+122%	11,805	+108%
Advisory fees	54,185	+206%	1,861	+8%
Other	41,865	+332%	(235)	-2%
Total revenues	406,660	+144%	22,072	+8%
Expenses -
Compensation	265,215	+156%	20,972	+14%
Clearing and exchanges fees	11,127	+116%	3,595	+60%
Communications	22,461	+70%	8,446	+36%
Occupancy costs	25,832	+93%	8,539	+44%
Interest	8,512	+102%	(5,692)	-40%
Other	37,715	+166%	4,907	+27%
Total expenses	370,862	+137%	40,767	+18%

Profit before taxes	35,798	+277%	(18,695)	-59%
Income taxes	14,649	+273%	(7,092)	-57%
Net profit	$21,149	+280%	$(11,603)	-61%

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

________________________________________________________________

approximately $869 million at December 31, 2002 to approximately $9.59 billion at December 31, 2003.

Total revenues for 2003 were $689,993,000, an increase of 144% over $283,333,000 in 2002. Commission income (income realized in securities transactions for which Oppenheimer acts as agent) increased 139% to $325,071,000 from $135,747,000 in 2002. This increase was primarily the result of the additional business generated by the acquired Oppenheimer branches, as well as improved market conditions. Revenues from principal transactions (revenues from transactions in which Oppenheimer acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 135% to $136,672,000 from $58,227,000 in 2002 due to the business generated by the acquired divisions and stronger activity in the trading of fixed income securities as a result of lower interest rates and higher bond prices in 2003 compared to 2002. Investment banking revenues increased by 122% to $50,623,000 from $22,760,000 in 2002, related to increased participation in the issuance of closed-end funds and debt securities, particularly as a result of the impact of the acquired Oppenheimer divisions. Advisory fees increased by 206% to $80,550,000 from $26,365,000 in 2002 primarily as a result of the acquisition of the U.S. Asset Management business of CIBC World Markets in June 2003. In January 2003, the Company was awarded $21,750,000 in an arbitration award in connection with a raiding case involving the sales force of First of Michigan Corporation, a company acquired by the Company in 1997.

Interest income in 2003 was $42,600,000, an increase of 54% from $27,622,000 in 2002. Restated interest expense was $16,891,000, an increase of 102% from $8,379,000 in 2002. This represents an increase of 36% in net interest revenue (interest revenue less interest expense) in 2003 compared to 2002, which can be attributed to an increase in average customer margin balances due to the conversion of the customer accounts of the acquired Oppenheimer branches in May 2003 and lower interest rates in 2003 compared to 2002 and partially offset by interest expense of $7,217,000 on the variable rate exchangeable debentures issued in January 2003 as part of the purchase price of the Oppenheimer divisions.

Restated expenses in 2003 totalled $641,278,000, an increase of 137% compared to $270,416,000 in 2002. The increase in expenses can be attributed to the acquisitions of the Oppenheimer divisions in 2003 as well as continuing unfavorable legal settlement costs associated with Josephthal & Co. Inc. client accounts, which were acquired in 2001. Restated compensation and related expenses in 2003 were $435,025,000, an increase of 156% from $169,810,000 in 2002. Compensation expense has volume-related components and increases with increases in commission business conducted in 2003 compared to 2002, as well as increased retention and severance costs and a general increase in staff levels in both acquired branch offices and in head office departments which were required to handle the business volume of the larger entity. Clearing and exchange fees in 2003 were $20,734,000, an increase of 116% from $9,607,000 in 2002. These expenses increased in 2003 compared with 2002 with increased volume and with the increased size of the sales force. In addition, until May, 2003, the business generated from the acquired Oppenheimer branches was being cleared by a third party. The cost of third party clearing is higher than the cost of clearing trades in-house. Communications expenses in 2003 were $54,527,000, an increase of 70% over $32,066,000 in 2002 reflecting additional costs of a larger branch system, after the acquisition of the Oppenheimer divisions. Occupancy costs in 2003 were $53,604,000, an increase of 93%

_________________________________________________________________

compared to $27,772,000 in 2002 as a result of the increased size of the organization with the acquisition of the Oppenheimer divisions. The increase in communications, technology and occupancy expenses reflects the additional costs associated with connecting and housing approximately 55% more financial consultants in 16 more branch offices in 2003 compared to December 31, 2002, before the acquisitions of the Oppenheimer divisions. During 2003, the Company was able to utilize previously underutilized space and was able to reassign employees to maximize the usage of space. Other expenses were $60,497,000, an increase of 166% over $22,782,000 in 2002. The increase relates primarily to increased levels of general and administrative expense due to the larger organization size, as well as increased bad debt expense and costs of litigation. The Company may face additional unfavorable judgments in future periods. The Company has used its best estimate to provide adequate reserves to cover litigation losses.

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

__________________________________________________________________

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

___________________________________________________________________

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

___________________________________________________________________

The restated book value of the Company’s Class A and Class B Shares was $21.66 at December 31, 2003, an increase of approximately 9% compared to $19.82 at December 31, 2002, based on total outstanding shares of 12,919,200 and 12,496,687, respectively.

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

_____________________________________________________________________

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

__________________________________________________________________

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

__________________________________________________________________

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

_____________________________________________________________________

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

______________________________________________________________________

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

Name	Age	Positions held

John L. Bitove	76	A Director of the Company since February 1980; Retired executive. - Member of the Audit, Compensation and Stock Option and Nominating/Corporate Governance Committees

Richard Crystal	63	A Director of the Company since 1992; Partner Brown Raysman Millstein Felder & Steiner LLP (law firm) since July 2002, U.S. counsel to the Company; Partner, Winston & Strawn (law firm) and predecessor firms from 1985 to July 2002.

Albert G. Lowenthal	58	Chairman of the Board, Chief Executive Officer and Director of the Company since 1985; Chairman of the Board, Chief Executive Officer and Director of Oppenheimer since 1985; prior to 1985, Mr. Lowenthal was President of Cowen Securities Inc., a New York stock brokerage firm and a general partner of Cowen & Co., a New York stock brokerage firm.

Kenneth W. McArthur	68	A Director of the Company since 1996; President and C.E.O. of Shurway Capital Corporation ( a private corporation), since July1993; Senior Vice-President of Bank of Montreal Investment Counsel between January 1992 and July 1993; Senior Vice-President of Nesbitt Thomson Inc. between July 1989 and January 1993.

- Member of the Audit and Nominating/Corporate Governance Committees

_____________________________________________________________

Name	Age	Positions held

Antonio Molestina	40	A Director of the Company since 2003; Deputy General Counsel, Canadian Imperial Bank of Commerce (chartered bank)

A. Winn Oughtred	61	A Director of the Company since 1979; a Director of Oppenheimer since 1983; Secretary of the Company since June, 1992 and prior to June, 1991; Partner, Borden Ladner Gervais LLP (law firm), Canadian counsel to the Company since 1979.

Elaine K. Roberts	52	President, Treasurer and a Director of the Company since 1977; Treasurer and a Director of Oppenheimer since 1983.

Richard Venn	52	A Director of the Company since 2003; Senior Executive Vice-President, Corporate Development, Canadian Imperial Bank of Commerce (chartered bank)

-Member of the Nominating/Corporate Governance Committee

Burton Winberg	79	A Director of the Company since 1979; President of Rockport Holdings Limited (a real estate development company) since 1959.

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

________________________________________________________________

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

_________________________________________________________________

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

________________________________________________________

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

_____________________________________________________________________

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

As discussed in Note 1(p) to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

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

		Annual Compensation			Long-term Compensation
Name and Principal			Restated	Other Annual	Class A Shares Underlying	All Other
Occupation	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

A.G. Lowenthal, (5)	2003	$500,000	$3,225,368	$22,000	150,000	$3,050
Chairman, CEO,	2002	$480,340	0	$22,500	0	$2,475
and Director of	2001	$480,350	$497,500	$18,000	0	$5,725
the Company;
Chairman and CEO, and director
of Oppenheimer

Thomas Robinson (4),	2003	$ 150,000	$1,000,000	0	10,000	$2,820
President of OAM

Eric J. Shames,	2003	$290,000	$700,000	0	7,500	$3,050
Secretary and	2002	$290,000	$75,000	0	0	$2,475
General Counsel of Oppenheimer	2001	$290,000	$100,000	0	0	$5,725

E.K. Roberts,	2003	$200,000	$300,000	$22,500	10,000	0
President,	2002	$183,300	$60,000	$22,500	0	0
Treasurer and Director of the	2001	$158,000	$85,000	$18,000	0	0
Company,
Treasurer and a
director of Oppenheimer
42 ____________________________________________________________________________
Robert Okin (3) Executive Vice President of Oppenheimer	2003	$190,256	$1,000,000	0	50,000	$3,050

Includes Directors’ Fees. See the table in Item 10, above, for the applicable rates.

This amount represents Company contributions to the Oppenheimer 401(k) Plan.

Mr. Okin joined Oppenheimer on January 3, 2003. In addition to the above compensation, on March 17, 2003 Mr. Okin was awarded 22,222 Class A Shares, which will be issued on January 3, 2006 and priced at $22.50, provided that Mr. Okin remains continuously employed by the Company. The issuance of these conditionally-issued Class A Shares was confirmed by shareholders on May 12, 2003.

Mr. Robinson joined OAM on June 4, 2003.

Mr. Lowenthal’s bonus is formula driven and decreased by $134,955 as a result of the restatement of the 2003 financial results. Mr. Lowenthal is repaying this amount.

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

___________________________________________________________________

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

____________________________________________________________________

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

__________________________________________________________________

under which Mr. Lowenthal's performance-based compensation is to be calculated during the term thereof.

In March of 2003, the Committee established performance goals under the 2001 Comp Agreement entitling Mr. Lowenthal to a Performance Award under the 2001 Comp Agreement for the restated year 2003 of an aggregate of $3,225,368 determined by the application of a formula based on the following components: the amount by which the closing price of one Class A Share at January 1, 2003, exceeded the closing price of one Class A Share as at December 31, 2003 multiplied by 200,000 shares; 3% of the amount by which the Company's consolidated profit before income taxes for the year ended December 31, 2003 exceeded 15% of and is less than 25% of the Company's consolidated shareholders' equity as at December 31, 2002; 3.0% percent of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than $0 and less than $11,500,000; 4.0% of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than $11,500,000 and less than $23,000,000; and 4.5% of the amount by which the Company’s consolidated net profit for the year ended December 31, 2003 was greater than U.S.$23,000,000 and less than $34,000,000. In March of 2003, the Committee set Mr. Lowenthal’s base salary for 2003 at $500,000.

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

Members of the Compensation and Stock Option Committee

Burton Winberg — Chairman

John L. Bitove

___________________________________________________________________

SHARE PERFORMANCE GRAPH

The following graph shows changes over the past five year period of U.S.$100 invested in (1) the Companys’ Class A Shares, (2) the Standard & Poors 500 Index, and (3) the Standard & Poors / Toronto Stock Exchange Composite Index.

	1998	1999	2000	2001	2002	2003
Oppenheimer	100	87	163	119	90	136
S&P 500	100	118	90	87	77	126
S&P / TSX Composite	100	130	106	86	86	124

___________________________________________________________________

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

__________________________________________________________

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

______________________________________________________________

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

_________________________________________________________________

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

__________________________________________________________________

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

(d)		Financial Statement Schedules excluded from the annual report to shareholders
None

______________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 25th day of February, 2005.

OPPENHEIMER HOLDINGS INC.

BY: "E.K. Roberts"

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

"J.L. Bitove"	Director	February 25, 2005
J.L. Bitove

"R. Crystal"	Director	February 25, 2005
R. Crystal

"A.G. Lowenthal"	Chairman, Chief Executive	February 25, 2005
A.G. Lowenthal	Officer, Director

"K.W. McArthur"	Director	February 25, 2005
K.W. McArthur

"A.W. Oughtred"	Secretary, Director	February 25, 2005
A.W. Oughtred

"E.K. Roberts"	President & Treasurer,	February 25, 2005
E.K. Roberts	(Principal Financial and Accounting Officer), Director

"B. Winberg"	Director	February 25, 2005
B. Winberg

____________________________________________________________________

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2003

FOR INCLUSION IN THE COMPANY’S FORM 10-K/A

Amendment No. 1

____________________________________________________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OPPENHEIMER HOLDINGS INC.

_____________________________________________________________________________

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

"A.G. Lowenthal"

A.G. Lowenthal, Chairman of the Board and Chief Executive Officer

"E.K. Roberts"

E.K. Roberts,President and Treasurer

February 25, 2004, except as to Note 1(p), which is as of February 16, 2005

______________________________________________________________________

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF OPPENHEIMER HOLDINGS INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. (the "Company") and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2, in 2002 the Company adopted the goodwill provisions of Statement of Accounting Standards No. 142, "Goodwill and Other Intangibles".

As discussed in Note 1(p) to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.

"PricewaterhouseCoopers LLP"

New York, New York

February 25, 2004, except as to Note 1(p), which is as of February 16, 2005

_______________________________________________________________________

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	Restated 2003	2002
(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$34,478	$16,115
Restricted deposits (note 3)	14,466	7,440
Deposits with clearing organizations	17,858	3,606
Receivable from brokers and clearing organizations	278,521	492,094
Receivable from customers	906,487	392,929
Securities owned, including amounts pledged, at market value (note 4)	95,223	50,173
Notes receivable (note 15)	97,919	17,012
Other	63,973	28,418
	1,508,925	1,007,787
Other assets
Stock exchange seats (approximate market value
$4,968; $6,716 in 2002)	2,994	2,994
Property, plant and equipment (note 5)	23,807	8,488
Intangible assets, net of amortization	35,865	-
Goodwill	137,889	11,957
	200,555	23,439
	$1,709,480	$1,031,226
58 _________________________________________________________________ OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	Restated 2003	2002
(Expressed in thousands of U.S. dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Drafts payable	$68,148	$21,653
Bank call loans (note 6)	91,500	16,200
Payable to brokers and clearing organizations	467,966	520,743
Payable to customers	406,137	162,343
Securities sold, but not yet purchased, at market value (note 5)	10,687	9,606
Accrued compensation	88,864	27,194
Accounts payable and other liabilities	35,450	23,551
Income taxes payable	67	2,057
Current portion of bank loans	10,119	-
Current portion of long term debt	15,921	-
	1,194,859	783,347
Long term liabilities
Bank loans (note 7)	29,536	-
Long term debt (note 7)	34,954	-
Exchangeable debentures (note 7)	160,822	-
Deferred income tax	9,473	243
	234,785	243

Commitments and contingencies (note 12)

Shareholders' equity
Share capital (note 9)
12,819,520 Class A non-voting shares issued (2002-12,397,007 shares issued)	41,520	34,338
99,680 Class B voting shares issued	133	133
	41,653	34,471
Contributed capital (note 10)	5,966	5,028
Retained earnings	232,217	208,137
	279,836	247,636
	$1,709,480	$1,031,226

The accompanying notes are an integral part of these consolidated financial statements.

____________________________________________________________________________

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	Restated 2003	2002	2001
	(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$325,071	$135,747	$122,272
Principal transactions, net	136,672	58,227	56,374
Interest	42,600	27,622	34,309
Underwriting fees	50,623	22,760	10,955
Advisory fees	80,550	26,365	24,504
Arbitration award	21,750	-	-
Other	32,727	12,612	12,847
	689,993	283,333	261,261

EXPENSES:
Compensation and related expenses	435,025	169,810	148,838
Clearing and exchange fees	20,734	9,607	6,012
Communications	54,527	32,066	23,620
Occupancy and equipment costs	53,604	27,772	19,233
Interest	16,891	8,379	14,071
Other	60,497	22,782	17,875
	641,278	270,416	229,649

Profit before income taxes	48,715	12,917	31,612

Income tax provision (note 10)	20,019	5,370	12,462

Profit before cumulative effect of a change in accounting principle	28,696	7,547	19,150
Cumulative effect of a change in accounting principle (note 2)	-	1,774	-

NET PROFIT FOR YEAR	$28,696	$9,321	$19,150

Earnings per share (notes 2 and 11)
Basic earnings per share	$2.26	$0.75	$1.55
- Before the effect of a change in accounting
principle	$2.26	$0.61	$1.55
- Cumulative effect of a change in accounting
principle	-	$0.14	-

Diluted earnings per share	$1.65	$0.73	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	Restated 2003	2002	2001
	(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$34,471	$34,257	$29,683
Issue of Class A Shares	7,767	3,503	4,723
Repurchase of Class A Shares for cancellation	(585)	(3,289)	(149)

Balance at end of year	$41,653	$34,471	$34,257

CONTRIBUTED CAPITAL
Balance at beginning of year	$5,028	$4,113	$3,499
Tax benefit from employee stock options exercised	938	915	614

Balance at end of year	$5,966	$5,028	$4,113

RETAINED EARNINGS
Balance at beginning of year	$208,137	$203,325	$188,618
Net profit for year	28,696	9,321	19,150
Dividends paid	(4,616)	(4,509)	(4,443)

Balance at end of year	$232,217	$208,137	$203,325

Total Shareholders’ Equity	$279,836	$247,636	$241,695
The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	Restated 2003	2002	2001
(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$28,696	$9,321	$19,150
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	9,518	4,864	3,974
Loss on disposal of fixed assets	-	-	443
Write off of negative goodwill (note 2)	-	(1,774)	-
Deferred tax liability	9,230	57	-
Tax benefit from employee stock options exercised	938	915	614
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(7,026)	(5,047)	319
Securities purchased under agreement to resell	-	-	23,500
Deposits with clearing organizations	(14,252)	4,080	(1,769)
Receivable from brokers and clearing organizations	213,573	(391,400)	37,463
Receivable from customers	(513,558)	71,057	(35,404)
Securities owned	(32,267)	699	1,524
Notes receivable	(15,395)	(4,522)	(7,763)
Other assets	(22,103)	(3,377)	1,647
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	46,495	1,031	(5,842)
Securities sold under agreement to repurchase	-	-	(23,500)
Payable to brokers and clearing organizations	(52,777)	341,531	(42,938)
Payable to customers	243,794	(26,044)	63,853
Securities sold, but not yet purchased	1,081	685	498
Accrued compensation	47,543	1,558	1,773
Accounts payable and other liabilities	1,807	(7,439)	(11,684)
Income taxes payable	(1,990)	565	(3,487)
Cash (used in) provided by operating activities	(56,693)	(3,240)	22,341
Cash flows from investing activities:
Purchase of the Oppenheimer divisions	(15,611)	-	-
Purchase of Josephthal Group, Inc., net of cash acquired	-	-	3,139
Purchase of Grand Charter Group, net of cash acquired	-	-	(1,789)
Purchase of the business of BUYandHOLD	-	(2,297)	-
Proceeds from sale of exchange seat	-	24	-
Purchase of property, plant and equipment	(12,215)	(1,360)	(1,009)
Cash (used in) provided by investing activities	(27,826)	(3,633)	341

________________________________________________________________

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	Restated 2003	2002	2001
(Expressed in thousands of U.S. dollars)
Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(4,616)	(4,509)	(4,443)
Issuance of Class A Shares	7,767	3,503	4,723
Repurchase of Class Shares for
cancellation	(585)	(3,289)	(149)
Zero coupon promissory note repayments	(14,639)	-	-
Proceeds from issuance of bank loans	50,000	-	-
Bank loan repayments	(10,345)	-	-
Increase (decrease) in bank call loans	75,300	3,066	(13,265)
Cash provided by (used in) financing activities	102,882	(1,229)	(13,134)
Net (decrease) increase in cash and cash equivalents	18,363	(8,102)	9,548
Cash and cash equivalents, beginning of year	16,115	24,217	14,669
Cash and cash equivalents, end of year	$34,478	$16,115	$24,217
Supplemental Cash Flow Disclosure: Non-cash acquisition activity (see Note 14)
The accompanying notes are an integral part of these financial statements

______________________________________________________________________

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

_________________________________________________________________________

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

(g) Intangible Assets

Intangible assets arose upon the acquisition of the Oppenheimer divisions and are comprised of customer relationships and trademarks and trade names. Customer relationships, carried at $4,165,000 net of accumulated amortization of $735,000, are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31,700,000, which are not amortized, are subject to an annual test for impairment to

_______________________________________________________________________

determine if the fair value is less than its carrying amount.

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

__________________________________________________________________________

Interest expense relating to the variable rate exchangeable debentures is computed using the interest method. The interest method requires the application of the effective interest rate over the life of increasing rate debt instruments. The effective annual interest rate under the interest method of the variable rate exchangeable debentures is 4.5% over the life of the variable rate exchangeable debentures.

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

(p) Restatement of 2003 financial statements

The Company discovered an error in the calculation of interest expense related to its first and second variable rate exchangeable debentures. The Company expensed actual interest on these debentures at the rate of 3% in 2003 and 4% in the first three quarters of 2004. Instead, the Company should have used the "interest method," which requires that the effective interest expense that will be incurred over the life of increasing rate debt instruments be expensed, which would have resulted in the use of an effective annual interest rate of 4.5% on the exchangeable debentures in all periods. The error resulted in the understatement of the liabilities, interest expense and total expenses and the overstatement of profit before income taxes and net profit for the year ended December 31, 2003. In addition, the Company has corrected other immaterial items relating to the allowance for doubtful accounts, litigation reserves, accrued compensation and prepaid expenses. As a result of the restatement, the amount of the formula-based C.E.O. compensation has been recomputed. The overpayment is being repaid in 2005. The Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity as well as Notes 1, 2, 7, 10, 11, 16, and 18 of Notes to Consolidated Financial Statements for 2003 to reflect the restatement for the matters described above.

The following table isolates each of the restated amounts in the Company’s consolidated financial statements for the year ended December 31, 2003.

	Restated	As originally reported
Consolidated Balance Sheets:

Other assets	$63,973	$63,610
Total current assets	$1,508,925	$1,508,562
Total assets	$1,709,480	$1,709,117

Accrued compensation	$88,864	$88,999
Accounts payable and other liabilities	$35,450	$33,857
Total current liabilities	$1,194,859	$1,193,401
Retained earnings	$232,217	$233,312
Total shareholders’ equity	$279,836	$280,931
Total liabilities and shareholders’ equity	$1,709,480	$1,709,117

_________________________________________________________________

	Restated	As originally reported
Consolidated Statements of Operations:

Compensation and related expenses	$435,025	$435,160
Interest expense	$16,891	$14,322
Other expense	$60,497	$61,044
Total expenses	$641,278	$639,390
Profit before income taxes	$48,715	$50,603
Income tax provision	$20,019	$20,812
Net profit for the year	$28,696	$29,791
Basic earnings per share	$2.26	$2.35
Diluted earnings per share	$1.65	$1.63

Consolidated Statements of Changes in Shareholders’ Equity:

Net profit for the year	$28,696	$29,791
Retained earnings at end of year	$232,217	$233,312
Total shareholders’ equity	$279,836	$280,931

Consolidated Statements of Cash Flows:

Net profit for year	$28,696	$29,791
Other assets	$(22,103)	$(21,740)
Accrued compensation	$47,543	$47,678
Accounts payable and other liabilities	$1,807	$214

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

_________________________________________________________________________

	December 31,
	Restated 2003	2002	2001

Profit before cumulative effect of a change in accounting principle as reported	$28,696	$7,547	$19,150
Amortization of goodwill as reported	-	-	432
Profit before cumulative effect of a change in accounting principle as adjusted	28,696	7,547	19,582
Cumulative effect of a change in accounting principle as reported	-	1,774	-
Net profit as adjusted	$28,696	$9,321	$19,582

Basic earnings per share as reported	$2.26	$0.75	$1.55
- Before cumulative effect of a change in accounting principle	$2.26	$0.61	$1.55
-Cumulative effect of a change in accounting principle	-	$0.14	-

Diluted earnings per share as reported	$1.65	$0.73	$1.50

Basic earnings per share as adjusted	$2.26	$0.75	$1.59
Diluted earnings per share as adjusted	$1.65	$0.73	$1.53

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

________________________________________________________________________

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

___________________________________________________________________________

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

_________________________________________________________________________

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

(c)The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The effective interest rate over the life of the debentures is 4.5%. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $7,217,000 ($4,811,000 on a cash basis) in 2003.

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

___________________________________________________________________

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

Dividends

In 2003, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.36 in 2002 and 2001):

Dividend per share / Record Date / Payment Date

$0.09 / February 14, 2003 / February 28, 2003

$0.09 / May 9, 2003 / May 23, 2003

$0.09 / August 8, 2003 / August 22, 2003

$0.09 / November 7, 2003 / November 21, 2003

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

_______________________________________________________________________

10. Income taxes

The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	Restated 2003	2002	2001

Profit before income tax	$48,715,000	$12,917,000	$31,612,000

U.S. federal tax at 35%	$17,700,000	$4,524,000	$11,092,000
Canadian tax at 44%	-	74,000	-
Combined state and local tax, net of federal benefit	1,915,000	653,000	1,977,000
Income taxes before under-noted	19,615,000	5,251,000	13,069,000
Tax effect of non-taxable interest and dividends	(329,000)	(148,000)	(143,000)
Tax effect of differences between accounting and taxable income	733,000	267,000	(464,000)
Income taxes	$20,019,000	$5,370,000	$12,462,000

Profit before income tax provision:
Canadian operations	($1,857,000)	$(10,000)	$(78,000)
U.S. operations	$50,572,000	$12,927,000	$31,690,000

Income taxes included in the consolidated statements of operations represent the following:

	Restated 2003	2002	2001
Current:
Canadian tax	-	$74,000	-
U.S. federal tax	$18,776,000	5,176,000	$9,878,000
State and local tax	3,493,000	1,226,000	3,157,000
	$22,269,000	6,476,000	13,035,000
Deferred:
U.S. federal tax	$(1,819,000)	$(885,000)	$(458,000)
State and local tax	(431,000)	(221,000)	(115,000)
	(2,250,000)	(1,106,000)	(573,000)
	$20,019,000	$5,370,000	$12,462,000

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

_______________________________________________________________________

11. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Restated 2003	2002	2001
Basic weighted average number of shares outstanding	12,692,634	12,429,264	12,348,051
Net effect, if converted method	6,932,000	-	-
Net effect, treasury method	317,850	280,278	421,783
Diluted common shares (1)	19,942,484	12,709,542	12,769,834

Net profit, as reported	$28,696,000	$9,321,000	$19,150,000
Effect of dilutive exchangeable debentures	4,186,000	-	-
Net profit available to shareholders and assumed conversions	$32,882,000	$9,321,000	$19,150,000

Basic earnings per share	$2.26	$0.75	$1.55
-Before cumulative effect of a change in accounting principle	$2.26	$0.61	$1.55
-Cumulative effect of a change in accounting principle	-	$0.14	-

Diluted earnings per share	$1.65	$0.73	$1.50

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
Number of antidilutive options, end of period	291,995	509,630	124,000

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

_______________________________________________________________________

	Year ended December 31,
	Restated 2003	2002	2001
Net profit as reported	$28,696	$9,321	$19,150
Stock based employee compensation expense included in reported net income	-	-	-
Additional compensation expense	1,840	1,906	1,843
Pro forma net profit	$26,856	$7,415	$17,307

Basic profit per share as reported	$2.26	$0.75	$1.55
Diluted profit per share as reported	$1.65	$0.73	$1.50

Pro forma basic profit per share	$2.12	$0.60	$1.40
Pro forma diluted profit per share	$1.56	$0.58	$1.36

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

12. Commitments and contingencies

(a) The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2013. Future minimum rental commitments under such office and equipment leases as at December 31, 2003 are as follows:

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

____________________________________________________________________________

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

(g) The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the "Rule"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2003, Oppenheimer had net capital of $150,709,000, which was $128,243,000 in excess of the $22,466,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December

_____________________________________________________________________________

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

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing

___________________________________________________________________________

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

___________________________________________________________________

The aggregate purchase price of approximately $241,947,000 was paid as follows:

$15,611,000 was paid by the Company in cash from cash on hand
$65,514,000 was paid with the proceeds of the issuance by Viner Finance Inc., a wholly-owned subsidiary of the Company, to World Markets, of a zero coupon promissory note (i)
$160,822,400 was paid with the proceeds of debentures issued by E.A. Viner International Co., a wholly-owned subsidiary of the Company, to CIBC (ii)

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

____________________________________________________________________

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

__________________________________________________________________________

	Year ended December 31,
	Restated 2003	2002	2001
Revenue:
Private Client	$525,785,000	$202,312,000	$181,292,000
Capital Markets	120,101,000	73,005,000	73,752,000
Asset Management	39,809,000	4,981,000	5,562,000
Other	4,298,000	3,035,000	655,000

Total	$689,993,000	$283,333,000	$261,261,000

Operating Income:
Private Client*	$17,592,000	$(12,488,000)	$19,627,000
Capital Markets	20,214,000	14,418,000	12,835,000
Asset Management	14,347,000	13,219,000	809,000
Other	(3,438,000)	(2,232,000)	(1,659,000)

Total	$48,715,000	$12,917,000	$31,612,000

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

18. Quarterly Information (unaudited)

(Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2003	Fourth*	Third	Second	First	Total*
Revenue	$188,341	$176,404	$164,397	$160,851	$689,993
Profit before taxes	$10,919	$11,298	$13,601	$12,897	$48,715
Net profit	$6,674	$6,616	$7,919	$7,487	$28,696
Earnings per share:
Basic	$0..52	$0.52	$0.62	$0.59	$2.26
Diluted	$0..43	$0.36	$0.43	$0.49	$1.65
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$35.10	$29.30	$29.85	$25.24	$35.10
Low	$29.15	$25.50	$22.25	$22.06	$22.06

_________________________________________________________________

	Fiscal Quarters
Year ended December 31, 2002	Fourth	Third	Second	First	Total
Revenue	$76,150	$68,522	$68,144	$70,517	$283,333
Operating profit before taxes	$5,614	$2,785	$1,912	$2,606	$12,917
Cumulative effect of a change in accounting principles	-	-	-	$1,774	$1,774
Net profit	$3,297	$1,735	$883	$3,406	$9,321
Earnings per share:
Basic	$0.27	$0.14	$0.07	$0.27	$0.75
- Operations	$0.27	$0.14	$0.07	$0.13	$0.61
- Cumulative effect of a change in
accounting principle				$0.14	$0.14
Diluted	$0.26	$0.14	$0.07	$0.26	$0.73
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$28.45	$23.15	$25.70	$28.88	$28.88
Low	$19.77	$20.00	$21.26	$24.85	$19.77
The price quotations above were supplied by the New York Stock Exchange.

*The Company has restated its 2003 earnings via a fourth quarter adjustment in order to adopt the interest method of accounting for interest expense on its First and Second Variable Rate Exchangeable Debentures, as discussed in notes 1(n) and 7 above. The fourth quarter and total year of 2003 includes an adjustment for additional interest expense of $2,406,000 as well as other adjustments which reduce expenses by $518,000 (together $1,095,000 after tax or $0.09 per share). See note 1(p) for a further explanation.

_______________________________________________________________

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

_______________________________________________________________

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

_________________________________________________________________

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

E-3

_____________________________________________________________________