Form 10-K
period 2004-12-31
OPPENHEIMER HOLDINGS INC
filed 2005-03-15
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission file number 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	98-0080034 (I.R.S. Employer Identification No.)

P.O. Box 2015, Suite 1110 20 Eglinton Avenue West Toronto, Ontario, Canada (Address of principal executive offices)	M4R 1K8 (Zip Code)

Registrant’s Telephone number, including area code: (416) 322-1515

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Class A non-voting shares	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2004 was $371,701,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 30, 2004 of $27.78.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on March 10, 2005 was 13,297,671 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Oppenheimer Holdings Inc., formerly called Fahnestock Viner Holdings Inc., prior to that called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the “Company”), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario Canada M4R 1K8 and its telephone number is (416) 322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Continuation effective October 12, 1977, the Company’s legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Oppenheimer & Co. Inc. (formerly called Fahnestock & Co. Inc. and prior to that called Edward A. Viner & Co., Inc.), a New York corporation (“Oppenheimer”); Freedom Investments, Inc., a Delaware corporation (“Freedom”); Oppenheimer Asset Management Inc. (formerly called Hudson Capital Advisors Inc.), a New York corporation (“OAM”); Evanston Financial, Inc., a New York corporation (“Evanston”); since September 17, 2001, Josephthal & Co. Inc., a New York corporation (“Josephthal”); and since November 9, 2001, Prime Charter, Ltd., a Delaware corporation (“Prime”). Oppenheimer, OAM and Freedom are sometimes collectively referred to as the “Operating Subsidiaries”. Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Oppenheimer and OAM are the principal Operating Subsidiaries. Oppenheimer is engaged in the securities brokerage business in the United States, operates in Toronto, Canada as an International Dealer and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. OAM is engaged in the investment advisory business in the United States. In addition, Oppenheimer conducts investment advisory business under the name Fahnestock Asset Management, a division of Oppenheimer. The business formerly conducted by Josephthal and Prime is now conducted by Oppenheimer. The private client business acquired from CIBC World Markets Inc. in January 2003 discussed below is being conducted by Oppenheimer. The asset management business acquired from CIBC World Markets in June 2003 discussed below is being conducted by OAM. The Company operates a discount brokerage business through Freedom.

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

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets and on June 4, 2003 acquired the U.S. Asset Management Division of CIBC World Markets (the “Oppenheimer divisions”) for a total consideration of approximately $242 million, of which approximately $16 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. The private client business is being operated by Oppenheimer and added approximately 620 account executives in 18 branches located in the major financial centers of the United States to its business at the closing date. Client assets of the Private Client Division were approximately $30 billion at the closing date. Assets under management in the Asset Management Division were approximately $8.5 billion at the acquisition date. The asset management business is being operated by OAM. The acquisition was accounted for by the purchase method. This transaction more than doubled the Company’s retail exposure and asset base.

At December 31, 2004, Oppenheimer employed approximately 1,667 full-time registered representatives and approximately 1,187 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Oppenheimer, OAM and Freedom, for a total of approximately 2,854 full-time employees.

Oppenheimer and Freedom are broker-dealers registered with the Securities and Exchange Commission (the “SEC”) and in all other jurisdictions where their respective businesses require registration. Oppenheimer, in addition to its United States operations, has two additional offices: it conducts business in Caracas and Buenos Aires through local broker-dealers who are licensed under the laws of Venezuela and Argentina, respectively.

The Operating Subsidiaries are collectively engaged in a broad range of activities in the securities brokerage business, including retail securities brokerage, institutional sales, bond trading and investment banking — offering both corporate and public finance services, underwriting, research, market making and investment advisory and asset management services. No material part of the Company’s revenues, taken as a whole, are derived from a single customer or group of customers.

Oppenheimer is a member of the New York Stock Exchange, Inc. (“NYSE”), the National Association of Securities Dealers, Inc. (“NASD”), the American Stock Exchange, Inc. (“AMEX”), the Chicago Stock Exchange Incorporated (“CSE”), the Chicago Board Options Exchange, Inc. (“CBOE”), the New York Futures Exchange, Inc. (“NYFE”), the National Futures Association (“NFA”) and the Securities Industry Association (“SIA”). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board (“MSRB”) for effecting customer transactions in municipal securities. Freedom is a member of the NASD.

Oppenheimer, which acts as a clearing broker for Freedom and carries an omnibus account for the BUYandHOLD Division of Freedom, which is itself a self-clearing firm, is also a member of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker-dealer, protection for customers’ accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer’s gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2004, 2003 and 2002. In addition, Oppenheimer has purchased an additional “excess SIPC” policy protection from Lloyds of London of an additional $74,500,000 (and $900,000 for claims for cash balances) per customer. The “excess SIPC” policy has an aggregate limit of liability of $400,000,000. The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

The Company’s internet address is www.opco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

SOURCES OF REVENUE:
The Company derives most of its revenues from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company’s brokerage subsidiaries are closely related because Oppenheimer acts as clearing broker and omnibus in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

COMMISSIONS

A significant portion of Oppenheimer’s revenues is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule, which Oppenheimer has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. Oppenheimer also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

Commission business relies heavily on the services of financial consultants with good sales production records and good reputations. Competition among securities firms for such personnel is intense. Retail clients’ accounts are serviced by retail financial advisors (excluding the institutional financial consultants referred to below) in Oppenheimer’s offices. Oppenheimer’s institutional clients, which include mutual funds, banks, insurance companies, hedge funds, and pension and profit-sharing funds, are serviced by institutional financial advisors. (For a discussion of regulatory matters, see “Regulation”.) The institutional department is supported by the equity research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Oppenheimer provides a full range of securities clearance services to two non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges,

Oppenheimer derives substantial interest revenue from its securities clearing activities. See “Interest — Securities Borrowed And Loaned.” Oppenheimer provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Oppenheimer also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Oppenheimer must rely on the guarantees and general credit of its correspondent firms, Oppenheimer may be exposed to significant risks of loss if any of its correspondents or its correspondents’ customers are unable to meet their respective financial commitments. See “Risk Management.”

Commodities

Oppenheimer is a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis. Such client commodity accounts contain significant leverage and thus have a greater than average likelihood of becoming unsecured or for clients incurring substantial losses, that ultimately could result in a loss to the Company.

PRINCIPAL TRANSACTIONS

In the regular course of its business, Oppenheimer takes securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value.
Oppenheimer monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the values of such securities increase. However, they also reduce the risk of loss in the event of decreases in such values and result in controlled interest costs incurred on funds provided to maintain such positions. Oppenheimer also attempts to minimize risk with respect to its principal transactions by re-selling (or buying) to offset its positions quickly after establishing positions, thereby reducing the need to hold securities inventory positions for even short periods of time.

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

Equities.  Oppenheimer acts as both principal and agent in the execution of its customers’ orders in the over-the-counter market. Oppenheimer buys, sells and maintains an inventory of a security in order to “make a market” in that security. (To “make a market” in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market, it is necessary to commit capital to buy, sell and maintain an inventory of a security.) In executing customer orders for over-the-counter securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market also may include those of issuers which are followed by Oppenheimer’s research department. Oppenheimer makes markets in over 800 over-the-counter equity securities, and trades securities for its own account, as well as to facilitate customer transactions. As a result of the move to decimal trading in the NASDAQ, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from the Company’s market making operations. Oppenheimer also trades in OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than NASDAQ-traded securities.

High Yield. Oppenheimer also trades and positions non-investment grade public and private debt securities, as well as distressed securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Other Trading and Investment Activities

Oppenheimer holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, and UIT’s. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.

The size of its securities positions on any one day may not be representative of Oppenheimer’s exposure on any other day because securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of stocks which Oppenheimer may carry is limited by the Net Capital Rule. See “Net Capital Requirements” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

In the case of OAM, it holds investments as general partner in a range of investment partnerships (“hedge funds”), which are offered to Oppenheimer hedge fund qualified clients as well as qualified clients of other broker-dealers.

Investment Income

Principal transactions with customers as well as market-making and other trading and investment activities, dividends and interest earned on securities held in inventory, cash and cash equivalents and cash and securities held in segregated accounts are treated as investment income.

The Company’s investment activities primarily include investing in equity and equity-related securities and limited partnerships as well as general partnership interests in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships, real estate partnerships or special purpose partnerships or for its own account. These activities include mutual fund investments, insurance vehicles with investment options, including those made in connection with its deferred compensation plans, venture capital investments, and investments in portfolio and operating companies. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly-traded securities.

INTEREST

Oppenheimer derives a substantial portion of its interest revenue, and incurs a substantial portion of its interest expense, in connection with its securities borrowed/ securities loaned activity. Oppenheimer also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments. Oppenheimer also incurs interest expense on its long-term debt, bank loans and free credit balances in the accounts of customers.

Securities Borrowed/ Securities Loaned. In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes. Oppenheimer has an active securities borrowed and lending matched book business (“Matched Book”), in which Oppenheimer borrows securities from one party and lends them to another party. When Oppenheimer borrows securities, Oppenheimer provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. OPCO earns interest revenues on this cash collateral. Similarly, when Oppenheimer lends securities to another party, that party provides cash to Oppenheimer as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Oppenheimer pays interest expense on the cash collateral received from the party borrowing the securities.

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

The primary source of funds to finance customers’ margin account borrowings are collateralized and uncollateralized bank borrowings, funds generated by lending securities on a cash collateral basis in excess of the amount of securities borrowed and free credit balances in customers’ accounts. Free credit balances in customers’ accounts, to the extent not required to be segregated pursuant to SEC rules, may be used in the conduct of Oppenheimer’s business, including the extension of margin credit. Subject to applicable regulations, interest is paid by Oppenheimer on most, but not all, of such free credit balances awaiting reinvestment by customers. The customer is charged for such margin financing at interest rates derived from the company’s “base” rate as defined, as well as the brokers’ loan rate, and LIBOR, to which is added an additional amount of up to 2%. To the extent that the use of free credit balances reduces borrowings, interest expense is reduced.

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

Oppenheimer intends to continue to pursue opportunities to provide services for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where Oppenheimer is required to act as an underwriter or to take a position in the securities of its customers, Oppenheimer may assume greater risk than would normally be assumed in its normal trading activity. Oppenheimer also participates as an underwriter in the syndication of issues managed by other securities firms.

INVESTMENT ADVISORY BUSINESS

Oppenheimer (through its Fahnestock Asset Management and OMEGA Group divisions) and OAM provide investment advisory services for a fee to its clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Oppenheimer ‘s customary commission schedule.

At December 31, 2004, Oppenheimer and OAM had approximately $10.3 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

OAM is a broad-based advisory platform that includes: Investment Advisory Services (IAS), Strategic Asset Review (STAR), and Portfolio Advisory Services (PAS), collectively the consulting services; Oppenheimer Investment Advisors (OIA), core internally managed client accounts; and Alternative Investments Group, non-traditional investment strategies within SEC-registered funds.

Fahnestock Asset Management and OMEGA Group (financial advisor discretionary fee-based advisory accounts) provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. They seek to provide portfolio management, client service and other financial services in a disciplined manner that is tailored to meet their clients’ particular needs and objectives.

Oppenheimer Institutional Management is a newly formed division to offer investment management services to a class of clients that includes corporate pension plans, Taft-Hartley Plans, endowments, and the pension plans of municipal and governmental units. The division is still in formation and has not yet begun offering services. (See “Importance of Investment Performance”).

Importance of Investment Performance.
The Company believes that investment performance is one of the most important factors for the growth of assets under management for a company in the asset management business. Poor investment performance could impair growth of the management business because existing clients might withdraw funds and the Company’s ability to attract funds from existing and new clients might diminish.

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

Other Business

The Company operates a mortgage banking business through Evanston Financial Corporation. Evanston is an approved MAP/FHA lender and also a Ginnie Mae approved Multifamily Issuer. Evanston directly provides all aspects of mortgage banking: origination, processing, underwriting, closing, securitizing and servicing of FHA mortgage loans.

RISK MANAGEMENT

For a discussion of risk management, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers’ securities; the handling of margin accounts for Oppenheimer and its correspondents; and general office services. Oppenheimer employs approximately 395 persons in its administration and operations departments at its head office, approximately 65 persons in its administration and operations departments in Detroit and over 200 administrative and operations persons located in its branch offices.

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

Oppenheimer executes its own and certain of its correspondents’ securities transactions on all United States exchanges of which it is a member and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks.

Oppenheimer believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Oppenheimer carries an insurance policy (a broker’s blanket bond) covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15,000,000 with a self-insurance retention of $1,000,000. Our businesses entail the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Oppenheimer to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Oppenheimer believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing, and attract potential, clients. Many of Oppenheimer’s competitors engage in these programs more extensively than does Oppenheimer.

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

The Company maintains disaster recovery procedures and a site remote from its main operations at which it houses back-up facilities to its main operations in New York City. Subsequent to 9/11/01, the Company has substantially upgraded its investment in such procedures and facilities, but there remains substantial risk and uncertainty with respect to the efficacy of such planning due to the complications of moving its personnel and business to any such facility.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”) such as the NASD and national securities exchanges such as the NYSE and the National Futures Association. The NYSE has been designated Oppenheimer’s primary regulator with respect to securities activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. The CBOE has been designated Oppenheimer’s primary regulator with respect to options trading activities. The NASD has been designated Freedom’s primary regulator with respect to securities activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission (“CFTC”), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer’s and Freedom’s operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and Puerto Rico. Oppenheimer is also registered as an International Dealer in Canada.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations (including the NYSE) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders of broker-dealers.

During the last year, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and adopted rules to enhance required disclosure of market timing and pricing policies. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and the requirement that funds and investment advisors designate a chief compliance officer.

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, Oppenheimer is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, Oppenheimer may (and currently does) impose more restrictive margin requirements than required by such rules. See “Customer Lending.”

Financial scandals have led to insecurity and uncertainty in the financial markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting.

This law generally applies to all companies, including us, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have taken numerous actions, and incurred substantial expenses, over the last year and a half to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE.

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms of the NYSE (Oppenheimer) or the NASD (Freedom), the Operating Subsidiaries are subject to certain net capital requirements pursuant to Rule 15c3-1 (the “Net Capital Rule”) promulgated under the Exchange Act. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

Oppenheimer elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under this alternative method, Oppenheimer is required to maintain a minimum “net capital”, as defined in the Net Capital Rule, at least equal to 2% of the amount of its “aggregate debit items” computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $250,000, whichever is greater. “Aggregate debit items” are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer’s indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

Net capital is essentially defined in the Net Capital Rule as net worth (assets minus liabilities), plus qualifying subordinated borrowings minus certain mandatory deductions that result from excluding assets that are not readily convertible into cash and deductions for certain operating charges. The Net Capital Rule values certain other assets, such as a firm’s positions in securities, conservatively. Among these deductions are adjustments (called “haircuts”) in the market value of securities to reflect the possibility of a market decline prior to disposition.

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company’s ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company’s ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or the SROs may in certain circumstances restrict the Company’s brokerage subsidiaries’ ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business.

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. This office also serves as the base for most of Oppenheimer ‘s research, operations and trading and investment banking activities, though other offices also have employees who work in these areas. Investment advisory services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer ‘s New York office using the data processing facilities located there. Freedom conducts its business from its offices located in Edison, N.J., where the Company also maintains its disaster recovery site. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2004, occupied office space totaling approximately 930,000 square feet in 84 locations under standard commercial terms expiring between 2005 and 2015. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3. LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims seeking, in total, substantial damages.

The Company is the subject of customer complaints, has been named as defendant or codefendant in various lawsuits seeking, in total, substantial damages and is involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Class B voting shares (the “Class B Shares”), the Company’s only class of voting securities, are not registered under the Exchange Act and are not required to be registered. The Class B Shares are owned by fewer than 500 shareholders of record. Consequently, the Company is not required under Section 14 of the Exchange Act to furnish proxy soliciting material or an information statement to holders of the Class B Shares. However, the Company is required under applicable Canadian securities laws to provide proxy soliciting material, including a management information circular, to the holders of its Class B Shares.

Pursuant to the Company’s Articles of Incorporation, holders of Class A non-voting shares (the “Class A Shares”), although not entitled to vote thereat, are entitled to receive notices of shareholders’ meetings and to receive all informational documents required by law or otherwise to be provided to holders of Class B Shares. In addition, holders of Class A Shares are entitled to attend and speak at all meetings of shareholders, except class meetings not including the Class A Shares.

In the event of either a “take-over bid” or an “issuer bid” (as those terms are defined in the Securities Act (Ontario)) being made for the Class B Shares and no corresponding offer being made to purchase Class A Shares, the holders of Class A Shares would have no right under the Articles of Incorporation of the Company or under any applicable statute to require that a similar offer be made to them to purchase their Class A Shares.

No matters were submitted to the Company’s shareholders during the fourth quarter of the Company’s 2004 fiscal year.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A Shares are listed and traded on The New York Stock Exchange (the “NYSE”) and The Toronto Stock Exchange (the “TSX”) (trading symbol “OPY”). The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on Nasdaq.

The following tables set forth the high and low sales prices of the Class A Shares on the TSX and on the NYSE. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by the TSX and the NYSE.

Class A Shares:		TSX		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)
2004	1st Quarter	$45.10	$40.90	$34.40	$30.96
	2nd Quarter	$42.75	$35.80	$32.22	$26.23
	3rd Quarter	$36.75	$30.15	$27.80	$22.70
	4th Quarter	$30.00	$27.00	$27.00	$21.25
2003	1st Quarter	$39.20	$33.64	$25.24	$22.06
	2nd Quarter	$39.75	$32.90	$29.85	$22.25
	3rd Quarter	$40.35	$35.65	$29.30	$25.50
	4th Quarter	$46.11	$39.00	$35.10	$29.15

The following table sets forth information about the shareholders of the Company as at December 31, 2004 as set forth in the records of the Company’s transfer agent and registrar:

Class A Shares:

	Number of		Number of
Shareholders of record having addresses in:	shares	Percentage	shareholders
Canada	5,115,458	38%	157
United States	8,180,804	62%	170
Other	614	—	6

Total issued and outstanding	13,296,876	100%	333

Class B Shares

	Number of		Number of
Shareholders of record having addresses in:	shares	Percentage	shareholders
Canada (1)	97,813	98%	112
United States	1,739	2%	67
Other	128	—	3

Total issued and outstanding	99,680	100%	182

(1) The Company has been informed that 50,975 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, “Security Ownership of Certain Beneficial Owners and Management”.

Dividends
The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2004 and 2003 and the first quarter of 2005.

				Amount
Type	Declaration date	Record date	Payment date	per share
Quarterly	January 24, 2003	February 14, 2003	February 28, 2003		$0.09
Quarterly	April 24, 2003	May 9, 2003	May 23, 2003		$0.09
Quarterly	July 24, 2003	August 8, 2003	August 22, 2003		$0.09
Quarterly	October 24, 2003	November 7, 2003	November 21, 2003		$0.09
Quarterly	January 27, 2004	February 6, 2004	February 20, 2004		$0.09
Quarterly	April 26, 2004	May 7, 2004	May 21, 2004		$0.09
Quarterly	July 27, 2004	August 6, 2004	August 20, 2004		$0.09
Quarterly	October 25, 2004	November 5, 2004	November 19, 2004		$0.09
Quarterly	January 28, 2005	February 11, 2005	February 25, 2005		$0.09

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company’s need for funds and other factors. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company’s Board of Directors, from funds legally available therefor.

CERTAIN TAX MATTERS

The following paragraphs summarize certain United States and Canadian federal income tax considerations in connection with the receipt of dividends paid on the Class A and Class B Shares of the Company. These tax considerations are stated in brief and general terms and are based on United States and Canadian law currently in effect. There are other potentially significant United States and Canadian federal income tax considerations and state, provincial or local income tax considerations with respect to ownership and disposition of the Class A and Class B Shares which are not discussed herein. The tax considerations relative to ownership and disposition of the Class A and Class B Shares may vary from taxpayer to taxpayer depending on the taxpayer’s particular status. Accordingly, prospective purchasers should consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

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

Canadian Federal Income Tax Considerations

Dividends paid on Class A and Class B Shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada — U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on Class A and Class B Shares is generally 15%.

Normal Course Issuer Bid

On July 16, 2004, the Company announced that during the year commencing July 22, 2004 it intended to purchase up to 669,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of the TSX and/or the NYSE, representing approximately 5% of the outstanding Class A Shares. During the fourth quarter of 2004, the Company purchased 1,300 Class A Shares for $22.50 per share in the month of November. The Company purchased 132,100 Class A Shares in 2004 at an average price of $23.62 per share under the current Normal Course Issuer Bid. Any shares purchased by the Company pursuant to the Normal Course Issuer Bid are cancelled. The Company may, at its option, apply to extend the program for an additional year.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2004. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 2003, the Company purchased the U.S. private client and asset management divisions of CIBC World Markets. The 2003 amounts include the assets and liabilities and operating results of the private client division for the entire year and the assets and liabilities and operating results of the asset management division as of and subsequent to June 4, 2003. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. See also Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2004	2003	2002	2001	2000
	(In thousands of U.S. dollars except per share and share amounts)
Revenue	$655,140	$689,993	$283,333	$261,261	$316,499
Net profit	$22,501	$28,696	$9,321	$19,150	$40,901
Net profit per share (1)
- basic	$1.68	$2.26	$0.75	$1.55	$3.38
- diluted	$1.31	$1.65	$0.73	$1.50	$3.29
Total assets	$1,802,473	$1,701,213	$1,031,226	$710,275	$697,482
Total current liabilities	$1,286,902	$1,194,859	$783,590	$468,580	$475,682
Subordinated indebtedness, including current portion		—	—	—	—
Total long term liabilities	$207,264	$226,518	—	—	—
Cash dividends per Class A Share and Class B share	$0.36	$0.36	$0.36	$0.36	$0.31
Shareholders’ equity	$308,307	$279,836	$247,636	$241,695	$221,800
Book value per share (1)	$22.96	$21.66	$19.82	$19.43	$18.34
Number of shares of capital stock outstanding	13,396,556	12,919,200	12,496,687	12,436,765	12,090,649

(1)	The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business in 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2004 totaled approximately $48 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management and OMEGA Group, each of which operates as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At December 31, 2004, client assets under management by the asset management groups totaled $10.3 billion. At December 31, 2004, the Company employed approximately 2,854 people full time, of whom 1,667 were financial advisors.

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

Intangible Assets and Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is no longer amortized and the value of identifiable intangible assets must be amortized over their useful lives, unless the asset is determined to have an indefinite useful life. Goodwill relates to the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Grand Charter Group Incorporated, Josephthal & Co. Inc. and the Oppenheimer divisions and has been allocated to the private client reporting unit pursuant to SFAS No. 142. The Company obtained an independent valuation of assets acquired and liabilities assumed with respect to the acquisition of the Oppenheimer division in 2003. This valuation involved significant estimates, which were based on historical data, revenue projections and industry experience. The Company has identified intangible assets relating to customer relationships, which it is amortizing over their useful lives, and trademarks and trade names, which are being evaluated for impairment on at least an annual basis. The excess cost of the Oppenheimer division is being allocated to goodwill.

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

Reserves

The Company records reserves related to legal proceedings in “other payables and accrued expenses”. The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client’s account; the basis and validity of the claim; the possibility of wrongdoing, if any, on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to receivables from clients and financial consultants. Client loans are collateralized by securities; however, if there is a decline in the value of the collateral and the Company cannot obtain additional collateral or collect on the loan, a reserve is established. The

Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

The Company also estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Asset Management Operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Advisory fees” in the consolidated statements of earnings. Assets under management are not included as assets of the Company.

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

The Company faced poor market conditions in the second and third quarters of 2004, compared with the same period of 2003, resulting in lower commission business and principal trading revenue in fiscal 2004 compared to fiscal 2003. The Company’s expenses in fiscal 2004 are lower compared to fiscal 2003 due primarily to lower variable compensation costs although there has been an increased burden of compliance and regulatory expenses.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Fiscal 2004 produced rising rates and a less favorable rate environment compared to the falling interest rate environment in fiscal 2003. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

Regulatory Environment

The brokerage business is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased surveillance of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex requirements. Investigations by the SEC and state regulators into mutual fund trading practices are another indication of the regulators’ heightened commitment to enforcement actions. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. This regulatory environment has resulted in increased costs of compliance with rules and regulations, in particular, the impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) that are related thereto. The Company’s increased exposure to regulatory actions could potentially lead to the elimination of, or material changes to, certain lines of business. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds. The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel. The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm. The Company is continuing to cooperate with the governmental and regulatory authorities.

The Company believes that a limited number of its financial advisors may have engaged in activities that are the subject of the SEC’s inquiry. There is no evidence that either the Company or its employees were engaged in “late trading”. The Company continues to closely monitor its mutual fund activities and the activities of its employees. The Company has determined that there is no need to set up any reserves with respect to these inquiries at this time.

Outlook

The Company’s long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company’s shareholders with incremental value. In the near term, the Company will not be seeking additional significant acquisitions, but will continue to focus its attention on the management of recent acquisitions. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The results of the year ended December 31, 2004, compared to the same period of 2003, reflect the comparatively unfavorable market conditions in 2004 compared to 2003 as well as the impact on the 2003 results of transition costs described below.

On January 3, 2003 the Company acquired the U.S. private client business of CIBC World Markets and then on June 4, 2003 acquired the U.S. asset management business of CIBC World Markets (together, the Oppenheimer divisions). The Company began self-clearing substantially all of the private client business at the end of May 2003. Until that time, CIBC provided operational and administrative services to the Company on a transition basis. That arrangement precluded the attainment of certain operating efficiencies and cost savings that became available to the Company post-conversion of the client accounts to the Company’s clearing platform.

The U.S. economy has continued to pick up momentum as reflected in growth in fourth quarter GNP. For much of 2004 factors including the Iraq war, the U.S. Presidential election, a slow U.S. economic recovery and the prospect of increasing interest rates kept investor participation in the markets at low levels. After the election, the equity markets experienced a rally that allowed all of the major indexes to close up for the year. The weakness in the U.S. dollar impacted money flows including foreign investment in U.S. markets. It is expected, however, to help corporate earnings for many U.S. corporations with foreign operations. The level of the dollar in relation to other currencies, oil prices and the U.S. deficits will be significant factors in determining the direction of markets in the coming months.

The following table sets forth the amount and percentage of the Company’s revenues from each principal source for each of the following years ended December 31.

	2004	%	2003	%	2002	%
	(Dollars in thousands, except percentages)
Commissions	$327,040	50%	$325,071	47%	$135,747	48%
Principal transactions, net	112,277	17%	136,672	20%	58,227	21%
Interest	45,418	7%	42,600	6%	27,622	10%
Investment banking	44,804	7%	50,623	7%	22,760	8%
Advisory fees	102,531	16%	80,550	12%	26,365	9%
Arbitration awards	3,900	—	21,750	3%	—	—
Other	19,170	3%	32,727	5%	12,612	4%

Total revenues	$655,140	100%	$689,993	100%	$283,333	100%

The Company derives most of its revenues from the operations of its principal subsidiaries,

Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company’s brokerage subsidiaries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

It is important to note when comparing the results of the year ended December 31, 2004, 2003 and 2002, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years (in thousands of dollars).

	Period to Period Change
	Increase (Decrease)
	2004 versus 2003		2003 versus 2002
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$1,969	+1%	$189,324	+139%
Principal transactions, net	(24,395)	-18%	78,445	+135%
Interest	2,818	+7%	14,978	+54%
Underwriting fees	(5,819)	-11%	27,863	+122%
Advisory fees	21,981	+27%	54,185	+206%
Arbitration awards	(17,850)	-82%	21,750	+100%
Other	(13,557)	-41%	20,115	+159%
Total revenue	(34,853)	-5%	406,660	+144%

Expenses -
Compensation	(6,778)	-2%	265,215	+156%
Clearing and exchanges fees	(5,188)	-25%	11,127	+116%
Communications and data processing	(4,381)	-7%	26,425	+80%
Occupancy costs	(742)	-2%	21,868	+82%
Interest	3,045	+18%	8,512	+102%
Other	(10,456)	-17%	37,715	+166%
Total expenses	(24,500)	-4%	370,862	+137%

Profit before taxes	(10,353)	-21%	35,798	+277%
Income taxes	(4,158)	-21%	14,649	+273%
Net profit	$(6,195)	-22%	$21,149	+280%

Fiscal 2004 compared to Fiscal 2003

Revenue, other than interest
Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2004,

commission revenue increased by 1% compared to fiscal 2003 primarily as a result of overall investor activity in the markets. The markets were relatively robust in the first quarter of 2004, however, investor activity in the markets fell dramatically in the second and third quarters of 2004 only picking up again after the U.S. Presidential election was over. Net revenue from principal transactions decreased by 18% in the year ended December 31, 2004 compared to fiscal 2003 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes for much of 2004 compared to 2003. Investment banking revenues decreased 11% in the year ended December 31, 2004 compared with fiscal 2003 due to the drop in new issue and secondary issuance in 2004 compared to 2003. Advisory fees increased by 27% for the year ended December 31, 2004 compared to fiscal 2003. The year ended December 31, 2004 includes the operations of Oppenheimer Asset Management Inc. for the full period, while the 2003 comparative period includes results following its acquisition on June 4, 2003. Assets under management by the asset management group were $10.3 billion at December 31, 2004 compared to $9.6 billion at December 31, 2003. Other revenue decreased by 41% in the year ended December 31, 2004 compared to fiscal 2003 due to incentive fees received with respect to 2003 in the amount of $10.7 million compared to approximately $1.4 million in 2004.

Interest
Net interest revenue (interest revenue less interest expense) remained relatively unchanged in the year ended December 31, 2004 compared to fiscal 2003. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, remained relatively unchanged in 2004 from 2003.

Expenses, other than interest
Compensation expense decreased by 2% in the year ended December 31, 2004 compared to fiscal 2003. Compensation expense has volume-related components and, therefore, will increase with the increased level of commission business conducted in the year ended December 31, 2004, compared to fiscal 2003. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees decreased by 25% in the year ended December 31, 2004 compared to fiscal 2003. The change in the year to year comparison is primarily due to the elimination of clearing costs of approximately $9.4 million associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period from the January 3, 2003 acquisition date through the May 27, 2003 conversion of client accounts; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology decreased 7% in the year ended December 31, 2004, compared to fiscal 2003 due to costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. The level of investment tapered off in 2004. Occupancy costs decreased by 2% in the year ended December 31, 2004 compared to fiscal 2003. Occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated, resulting in a reduction in occupancy-related expenses in 2004 compared to 2003. Other expenses decreased by 17% for the year ended December 31, 2004 compared to fiscal 2003. Included in other expenses in 2004 is approximately $14 million of fee expense paid to third party money managers by OAM ($8 million in 2003); approximately $3.8 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($4 million in 2003); approximately $6 million in litigation and legal costs ($15 million in 2003); approximately $2.6 million in audit and accounting fees ($1.7 million in 2003); and a credit of approximately $1 million with respect to bad debt expense ($4.5 million charge in 2003). The Company continued to be affected by litigation settlement costs. Much of the Company’s unfavorable litigation experience in the past several years arose from its acquisitions of Josephthal Group Inc. and Prime Charter Inc. in 2001. These matters were substantially resolved by the end of fiscal 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Fiscal 2003 compared to Fiscal 2002

The results of the year ended December 31, 2003, compared to the same period of 2002, reflect the changed face of the Company after the acquisition by the Company on January 3, 2003 and June 4, 2003 of the Oppenheimer divisions. This acquisition more than doubled the Company’s private client presence, adding approximately 620 financial advisors in 18 offices, at the date of closing. The number of financial advisors increased to 1,704 at December 31, 2003 compared to 1,102 at December 31, 2002. Client assets entrusted to the Company were approximately $46 billion at December 31, 2003 compared to approximately $17.8 billion at December 31, 2002. The acquisition on June 4, 2003 of the U.S. Asset Management business of CIBC World Markets added new business lines and increased managed assets from approximately $869 million at December 31, 2002 to approximately $9.6 billion at December 31, 2003.

Revenue, other than interest
Commission income (income realized in securities transactions for which Oppenheimer acts as agent) increased by 139% for the year ended December 31, 2003 compared to fiscal 2002. This increase was primarily the result of the additional business generated by the acquired Oppenheimer branches, as well as improved market conditions. Revenues from principal transactions (revenues from transactions in which Oppenheimer acts as principal in the secondary market trading of over-the-counter equities and municipal, corporate and government bonds) increased by 135% for the year ended December 31, 2003 compared to fiscal 2002 due to the business generated by the acquired divisions and stronger activity in the trading of fixed income securities as a result of lower interest rates and higher bond prices in 2003 compared to 2002. Investment banking revenues increased by 122% for the year ended December 31, 2003 compared to fiscal 2002, related to increased participation in the issuance of closed-end funds and debt securities, particularly as a result of the impact of the acquired Oppenheimer divisions. Advisory fees increased by 206% for the year ended December 31, 2003 compared to fiscal 2002 primarily as a result of the acquisition of the U.S. Asset Management business of CIBC World Markets in June 2003. In January 2003, the Company was awarded $21,750,000 in an arbitration award in connection with a raiding case involving the sales force of First of Michigan Corporation, a company acquired by the Company in 1997. Other revenue increased by

159% for the year ended December 31, 2003 compared to fiscal 2002 due to incentive fees of $10.7 million in 2003 derived from the OAM business acquired in June 2003.

Interest
Net interest revenue (interest revenue less interest expense) increased by 36% in the year ended December 31, 2003 compared to fiscal 2002 due to an increase in average customer margin balances due to the conversion of the customer accounts of the acquired Oppenheimer branches in May 2003 and lower interest rates in 2003 compared to 2002 and partially offset by interest expense of $7,217,000 on the variable rate exchangeable debentures issued in January 2003 as part of the purchase price of the Oppenheimer divisions.

Expenses, other than interest
Compensation and related expenses in 2003 increased by 156% from 2002. Compensation expense has volume-related components and increased with the increase in commission business conducted in 2003 compared to 2002. In addition, the increase in compensation expense reflects increased retention and severance costs and a general increase in staff levels in both acquired branch offices and in head office departments which were required to handle the business volume of the larger entity. Retention costs relate to the amortization of broker notes acquired and new broker notes issued in January and July as part of the acquisition of the Oppenheimer divisions. Amortization costs of notes receivable amounted to $31.4 million in 2003 compared to $6.3 million in 2002. Clearing and exchange fees in 2003 increased by 116% compared to 2002 due to increased volume generated by the larger post-acquisition sales force. In addition, until May 2003, the business generated from the acquired Oppenheimer branches was being cleared by a third party. The cost of third party clearing is higher than the cost of clearing trades in-house. Transition costs related to clearing amounted to approximately $9.4 million in 2003. Communications and data processing expenses in 2003 increased by 80% compared to 2002 reflecting additional costs of a larger branch system, after the acquisition of the Oppenheimer divisions. Occupancy costs in 2003 increased by 82% compared to 2002 as a result of the increased size of the organization with the acquisition of the Oppenheimer divisions. The increase in communications, technology and occupancy expenses reflects the additional costs associated with connecting and housing approximately 55% more financial consultants in 16 more branch offices in 2003 compared to December 31, 2002, before the acquisitions of the Oppenheimer divisions. During 2003, the Company was able to utilize previously underutilized space and was able to reassign employees to maximize the usage of space. Other expenses increased by 166% in 2003 compared to 2002. The increase relates primarily to increased levels of general and administrative expense due to the larger organization size. Included in other expenses in 2003 is approximately $8 million of fee expense paid to third party money managers by OAM (nil in 2002); approximately $4 million of solicitor fee expense paid by Oppenheimer for introduced business ($nil in 2002); approximately $15 million in litigation and legal costs ($6 million in 2002); approximately $1.7 million in audit and accounting fees ($900,000 in 2002); and approximately $4.5 million with respect to bad debt expense ($3.3 million in 2002). Over 50% of the legal expenses relate to the Josephthal acquisition which was made in September 2001.

Liquidity and Capital Resources

Total assets at December 31, 2004 increased by approximately 6% from December 31, 2003 due primarily to an increase in receivables from brokers and clearing organizations and partly offset by decreases in receivable from customers, securities owned and notes receivable. Current assets at December 31, 2004 accounted for 89% of total assets, consistent with December 31, 2003. Current assets at December 31, 2004 increased by 7% compared to the previous year-end because of an increase of 7% in deposits paid for securities borrowed.

The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer ‘s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At December 31, 2004, $2,373,000 of such borrowings were outstanding, a decrease of 97% compared to outstanding borrowings at December 31, 2003. At December 31, 2004, the Company had available collateralized and uncollateralized letters of credit of $124,000,000

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the consolidated financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 35% of the then-issued Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is being financed from internally-generated funds. The principal payments on the zero coupon promissory note are also being financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer divisions, the Company has arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally-generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2004, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

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

Funding Risk

The following table summarizes the Company’s cash flows for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Cash provided by (used in) operations	$121,992	$(56,693)	$(3,240)
Cash used in investing activities	(6,600)	(27,826)	(3,633)
Cash provided by (used in) financing activities	(116,480)	102,882	(1,229)
Net increase (decrease) in cash and cash equivalents	$(1,088)	$18,363	$(8,102)

The Company was successful in achieving strong cash inflows from operations in 2004 after the major acquisition it undertook in 2003 with the purchase of the Oppenheimer divisions. With this cash flow, in 2004 the Company was able to significantly reduce bank call loans as well as paying down approximately $30 million of long-term debt.

In 2003 the Company experienced large cash out-flows from operations despite strong earnings as it adjusted to the larger size of the post-acquisition business. These out-flows as well as the cash portion of the purchase price of the Oppenheimer divisions were covered by increases in both short and long-term bank borrowings.

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See factors affecting “forward-looking statements”). However, there is no guarantee that the Company will continue to be able to meet its debt repayment and other obligations.

Other Matters

The Company paid cash dividends to its shareholders totaling $4,828,000, during 2004, from internally-generated cash.

During 2004, the Company purchased a total of 132,100 of its Class A non-voting shares at an average cost of $23.62 per share through the facilities of the New York and Toronto Stock Exchanges by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to 669,000 of its shares from time to time between July 22, 2004 and July 21, 2005 from internally generated funds.

Because of the Company’s strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed. See factors affecting “forward-looking statements”.

The book value of the Company’s Class A and Class B Shares was $22.96 at December 31, 2004, an increase of approximately 6% compared to book value of $21.66 at December 31, 2003, based on total outstanding shares of 13,396,556 and 12,919,200, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off balance sheet arrangements is included in note 15 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of the Oppenheimer divisions.

The following table sets forth these contractual and contingent commitments as at December 31, 2004.

Contractual Obligations
(In millions of dollars)

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Minimum rentals	$160	$23	$44	$35	$58
Supplemental Executive Retirement Plan	1	—	—	1	—
Bank loans	25	10	15	—	—
Debentures	161	—	—	—	161
Zero coupon notes	35	13	14	8	—

Total	$382	$46	$73	$44	$219

Inflation

Because the assets of the Company’s brokerage subsidiaries are highly liquid, and because securities inventories are carried at current market values, the impact of inflation generally is reflected in the financial statements. However, the rate of inflation affects the Company’s costs relating to employee compensation, rent, communications and certain other operating costs, and such costs may not be recoverable in the level of commissions charged. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company’s financial position and results of operations.

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46-R, “Consolidation of Variable Interest Entities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption has not had a material impact on its financial results.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. SFAS No. 123-R is effective for the Company’s third quarter of 2005. The Company will commence expensing stock-based compensation awards with respect to unvested options outstanding on July 1, 2005 as well as all grants made subsequent to July 1, 2005 using the ‘modified retrospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ( the “Act”), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company,(xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, and (xiv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

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

Market Risk. Market risk generally means the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent in all types of financial instruments, including both derivatives and non-derivatives. The Company’s exposure to market risk arises from its role as a financial intermediary for its customers’ transactions and from its proprietary trading and arbitrage activities.

Oppenheimer monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by senior management and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses for each trading department are reported to senior management on a daily basis.

In its market-making activities, Oppenheimer must provide liquidity in the equities for which it makes markets. As a result of this, Oppenheimer has risk containment policies in place, which limit position size and monitor transactions on a minute-to-minute basis.

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer’s securities positions are subject to fluctuations in market value and liquidity.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer’s account. Further discussion of credit risk appears in Item 8, “Notes to the Consolidated Financial Statements”.

Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see Item 7, “Liquidity and Capital Resources”.

Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny.

The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S.A. Patriot Act. See further discussion on the Company’s reserve policy under Item 7, “Critical Accounting Policies”, Item 3, “Legal Proceedings” and Item 1, “Regulation”.

Off-Balance Sheet Arrangements. The Company does not rely on off-balance sheet arrangements or transactions with unconsolidated, special purpose or limited purpose entities to manage risk.

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

At December 31, 2004 and 2003, the Company’s value-at-risk for each component of market risk was as follows (in thousands of U.S. dollars):

	Fiscal 2004			As at December 31,
	High	Low	Average	2004	2003
Interest rate risk	$147	$158	$145	$158	$168
Equity price risk	585	236	368	236	412
Diversification benefit	(167)	(105)	(49)	(105)	(169)

Total	$565	$289	$464	$289	$411

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2004 from those reported in 2003 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2004 compared to December 31, 2003, which include a larger position in equities on an overall portfolio which is 18% less than at December 31, 2003. The Company’s portfolio as at December 31, 2004 includes approximately $15,097,000 ($15,781,000 in 2003) in corporate equities, which are co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company did not use derivative financial instruments to hedge market risk in fiscal 2004 and 2003. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1, “Risk Management”.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of Oppenheimer Holdings Inc., together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 39, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

“A.G. Lowenthal”,
Chairman of the Board
And Chief Executive Officer

“E.K. Roberts”,
President and Treasurer

March 10, 2005

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oppenheimer Holdings Inc.:

We have completed an integrated audit of Oppenheimer Holdings Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(g), in 2002 the Company adopted the Goodwill provisions of Statement of Accounting Standards No. 142, “Goodwill and Other Intangibles”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

March 10, 2005

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,

	2004	2003
	(Expressed in thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$33,390	$34,478
Restricted deposits	15,291	14,466
Deposits with clearing organizations	17,006	17,858
Receivable from brokers and clearing organizations	474,523	278,521
Receivable from customers	864,304	906,487
Securities owned, including amounts pledged, at market value	78,445	95,223
Notes receivable	70,070	97,919
Other, net	53,063	55,706

	1,606,092	1,500,658

Other assets
Stock exchange seats (approximate market value $3,643; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net	20,368	23,807
Intangible assets, net of amortization	35,130	35,865
Goodwill	137,889	137,889

	196,381	200,555

	$1,802,473	$1,701,213

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,

	2004	2003
	(Expressed in thousands of U.S. dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Drafts payable	$59,239	$68,148
Bank call loans	2,373	91,500
Payable to brokers and clearing organizations	671,953	467,966
Payable to customers	383,700	406,137
Securities sold, but not yet purchased, at market value	10,536	10,687
Accrued compensation	73,086	88,864
Accounts payable and other liabilities	60,478	35,450
Income taxes payable	2,399	67
Current portion of bank loans	10,119	10,119
Current portion of long term debt	13,019	15,921

	1,286,902	1,194,859

Long term liabilities
Bank loans	14,524	29,536
Long term debt	22,359	34,954
Exchangeable debentures	160,822	160,822
Deferred income tax, net	9,559	1,206

	207,264	226,518

Commitments and contingencies (note 13)

Shareholders’ equity Share capital 13,296,876 Class A non-voting shares issued (2003-12,819,520 shares issued)	49,504	41,520
99,680 Class B voting shares issued	133	133

	49,637	41,653
Contributed capital	8,780	5,966
Retained earnings	249,890	232,217

	308,307	279,836

	$1,802,473	$1,701,213

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

	2004	2003	2002
	(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$327,040	$325,071	$135,747
Principal transactions, net	112,277	136,672	58,227
Interest	45,418	42,600	27,622
Underwriting fees	44,804	50,623	22,760
Advisory fees	102,531	80,550	26,365
Arbitration award	3,900	21,750	—
Other	19,170	32,727	12,612

	655,140	689,993	283,333

EXPENSES:
Compensation and related expenses	428,247	435,025	169,810
Clearing and exchange fees	15,546	20,734	9,607
Communications and data processing costs	55,271	59,652	33,227
Occupancy and equipment costs	47,737	48,479	26,611
Interest	19,936	16,891	8,379
Other	50,041	60,497	22,782

	616,778	641,278	270,416

Profit before income taxes	38,362	48,715	12,917

Income tax provision	15,861	20,019	5,370

Profit before cumulative effect of a change in accounting principle	22,501	28,696	7,547
Cumulative effect of a change in accounting principle	—	—	1,774

NET PROFIT FOR YEAR	$22,501	$28,696	$9,321

Earnings per share
Basic earnings per share	$1.68	$2.26	$0.75
- Before the effect of a change in accounting principle	$1.68	$2.26	$0.61
- Cumulative effect of a change in accounting principle	—	—	$0.14

Diluted earnings per share	$1.31	$1.65	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,

	2004	2003	2002
	(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$41,653	$34,471	$34,257
Issue of Class A Shares	11,104	7,767	3,503
Repurchase of Class A Shares for cancellation	(3,120)	(585)	(3,289)

Balance at end of year	$49,637	$41,653	$34,471

CONTRIBUTED CAPITAL
Balance at beginning of year	$5,966	$5,028	$4,113
Tax benefit from employee stock options exercised	2,814	938	915

Balance at end of year	$8,780	$5,966	$5,028

RETAINED EARNINGS
Balance at beginning of year	$232,217	$208,137	$203,325
Net profit for year	22,501	28,696	9,321
Dividends paid	(4,828)	(4,616)	(4,509)

Balance at end of year	$249,890	$232,217	$208,137

Total Shareholders’ Equity	$308,307	$279,836	$247,636

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

	2004	2003	2002
	(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$22,501	$28,696	$9,321
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	10,774	9,518	4,864
Write off of negative goodwill		—	(1,774)
Change in deferred tax, net	8,353	963	57
Tax benefit from employee stock options exercised	2,814	938	915
Amortization of notes receivable	29,174	31,405	6,319
Change in allowance for doubtful accounts	3,100	(3,577)	2,056
Decrease (increase) in operating assets, net of the effect of acquisitions in 2002 and 2003:
Restricted deposits	(825)	(7,026)	(5,047)
Deposits with clearing organizations	852	(14,252)	4,080
Receivable from brokers and clearing organizations	(196,002)	213,573	(391,400)
Receivable from customers	42,183	(513,558)	71,057
Securities owned	16,778	(32,267)	699
Notes receivable	(1,325)	(46,800)	(10,841)
Other assets	(457)	(10,259)	(5,433)
Increase (decrease) in operating liabilities, net of the effect of acquisitions in 2002 and 2003:
Drafts payable	(8,909)	46,495	1,031
Payable to brokers and clearing organizations	203,987	(52,777)	341,531
Payable to customers	(22,437)	243,794	(26,044)
Securities sold, but not yet purchased	(151)	1,081	685
Accrued compensation	(15,778)	47,543	1,558
Accounts payable and other liabilities	25,028	1,807	(7,439)
Income taxes payable	2,332	(1,990)	565

Cash provided by (used in) operating activities	121,992	(56,693)	(3,240)

Cash flows from investing activities:
Purchase of the Oppenheimer divisions	—	(15,611)	—
Purchase of the business of BUYandHOLD	—	—	(2,297)
Proceeds from sale of exchange seat	—	—	24
Purchase of property, plant and equipment	(6,600)	(12,215)	(1,360)

Cash (used in) investing activities	(6,600)	(27,826)	(3,633)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,

	2004	2003	2002
	(Expressed in thousands of U.S. dollars)
Cash flows from financing activities:
Cash dividends paid on Class A and Class B Shares	(4,828)	(4,616)	(4,509)
Issuance of Class A Shares	11,104	7,767	3,503
Repurchase of Class A Shares for cancellation	(3,120)	(585)	(3,289)
Zero coupon promissory note repayments	(15,497)	(14,639)	—
Proceeds from issuance of bank loans	—	50,000	—
Bank loan repayments	(15,012)	(10,345)	—
Increase (decrease) in bank call loans	(89,127)	75,300	3,066

Cash (used in) provided by financing activities	(116,480)	102,882	(1,229)

Net (decrease) increase in cash and cash equivalents	(1,088)	18,363	(8,102)
Cash and cash equivalents, beginning of year	34,478	16,115	24,217

Cash and cash equivalents, end of year	$33,390	$34,478	$16,115

The accompanying notes are an integral part of these financial statements

OPPENHEIMER HOLDINGS INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
December 31, 2004

GENERAL
Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of Ontario. On September 2, 2003 the names of OPY and certain of its subsidiaries were changed. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in South America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services, and investment advisory and asset management services.

1. Summary of significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s annual report on Form 10-K and in its annual report to shareholders.

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

Certain prior period amounts in the balance sheet and the statements of operations and cash flows have been reclassified to conform to the current presentation.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation
The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, wholly-owned and operated in the United States of America, are as follows:

Oppenheimer & Co. Inc. Oppenheimer Asset Management Inc. Freedom Investments, Inc.	-broker/dealer in securities -investment advisory services -discount broker in securities

Significant intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

(b) Brokerage operations
Transactions in proprietary securities and related revenues and expenses are recorded on a trade date basis. Customers’ securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date. Related commission income and expense is recorded on a trade date basis. Securities owned and securities sold, but not yet purchased, are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in principal transactions, net in the period in which the change occurs.

(c) Asset management operations
Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of operations when the measurement period ends. Asset management fees and incentive fees are included in advisory fees in the consolidated statements of earnings. Assets under management are not included as assets of the Company.

(d) Fair value
Securities owned, including those pledged; securities sold, but not yet purchased; and readily marketable investments are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The Company’s remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value

(e) Cash and cash equivalents
The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(f) Drafts payable
Drafts payable represent amounts drawn by the Company against a bank.

(g) Goodwill
The Company adopted Financial Accounting Standards Board Statement of Accounting Standards No.142, “Goodwill and Other Intangibles” effective January 1, 2002 without restatement of prior periods. Goodwill arose upon the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2004 has been tested for impairment and no such impairment was recorded.

On January 1, 2002, the Company wrote off unamortized “negative goodwill” in the amount of $1,774,000, as required by the standard. Negative goodwill represents the excess fair value of net assets acquired above the cost of acquisition. The write-off was recognized in the statement of operations for the year ended December 31, 2002 as a gain from the cumulative effect of a change in accounting principle.

(h) Intangible Assets
Intangible assets arose upon the acquisition of the Oppenheimer divisions and are comprised of customer relationships and trademarks and trade names. Customer relationships, carried at $3,430,000 net of accumulated amortization of $1,470,000, are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31,700,000, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than its carrying amount. Trademarks and trade names recorded as at December 31, 2004 have been tested for impairment and no such impairment was recorded.

(i) Property, plant and equipment
Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

(i) Foreign currency translations
Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and share capital at historical rates.

(k) Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates.

(l) Securities lending activities
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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $415,288,000 ($237,329,000 in 2003). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $641,393,000 ($444,977,000 in 2003).

(m) Resale and repurchase agreements
Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions and recorded at their contractual resale or repurchase amounts plus accrued interest.

The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under reverse repurchase agreements. Collateral is valued daily and adjusted when appropriate.

(n) Investment banking revenues
Investment banking fees are recorded on offering date, sales concessions on trade date and underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

(o) Interest expense
Included in interest expense is interest on bank loans, debt, payments in lieu of interest on securities loaned and interest paid with respect to repurchase agreements, when applicable.

Interest expense relating to the variable rate exchangeable debentures is computed using the interest method. The interest method requires the application of the effective interest rate over the life of increasing rate debt instruments. The effective annual interest rate under the interest method of the variable rate exchangeable debentures is 4.5% over the life of the debentures.

(p) Stock-based compensation plans
The Company has a stock-based compensation plan. The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense is recognized for this plan when stock options are issued to employees as the options are exercisable at the fair value at the date of grant. Any consideration paid by employees on the exercise of stock options or purchase of stock is credited to share capital. See note 2 for further discussion.

(q) Reserves
The Company records reserves related to legal proceedings in “other payables and accrued expenses”. The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client’s account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal proceeding could be greater or less than the reserve amount.

The Company also records reserves or allowances for doubtful accounts related to receivables from clients and financial consultants. Client loans are collateralized by securities; however, if there is a decline in the value of the collateral and the Company cannot obtain additional collateral or collect on the loan, a reserve may be established. The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

The Company also estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

(r) Notes receivable
The Company has notes receivable from employees of approximately $70,070,000 at December 31, 2004, which are recorded at face value net of accumulated amortization. These amounts represent retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period 3-5 years from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and all such notes are contingent on their continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. Amortization of notes receivable is included in the statements of operations in compensation and related expenses.

2. Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46-R, “Consolidation of Variable Interest Entities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The Company will commence expensing stock-based compensation awards with respect to unvested options outstanding on July 1, 2005 as well as all grants made subsequent to July 1, 2005 using the ‘modified retrospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

3. Restricted deposits
Deposits of $15,291,000 (2003 — $14,466,000) were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

4. Securities owned and Securities sold, but not yet purchased (at fair market value)

	2004	2003
Securities owned consist of:
Corporate equities	$37,111,000	$34,877,000
Corporate and sovereign debt	14,326,000	24,962,000
U.S. government and agency and state and municipal government obligations	23,592,000	32,070,000
Money market funds	3,402,000	3,288,000
Other	14,000	26,000

	$78,445,000	$95,223,000

Securities sold, but not yet purchased consist of:
Corporate equities	$5,321,000	$3,128,000
Corporate debt	3,266,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	1,949,000	2,444,000

	$10,536,000	$10,687,000

Securities owned and Securities sold, but not yet purchased, consist of trading and investment securities at fair market values. Included in securities owned at December 31, 2004 are corporate equities with fair market values of approximately $15,097,000 ($15,781,000 in 2003), which are correlated to deferred compensation liabilities to certain employees. At December 31, 2004, the Company has pledged securities owned of approximately $3,333,000 ($1,427,000 in 2003) as collateral to counterparties for securities loan transactions, which can be sold or repledged.

5. Property, plant and equipment
(Expressed in thousands of U.S. dollars)

		Accumulated
		depreciation/	2004	2003
	Cost	amortization	Net book value	Net book value
Furniture, fixtures and equipment	$45,532	$32,637	$12,895	$14,671
Leasehold improvements	16,298	8,826	7,473	9,136

	$61,830	$41,463	$20,368	$23,807

Depreciation and amortization expense, included in occupancy and equipment costs, was $10,039,000, $8,783,000 and $4,864,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

6. Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 4% at December 31, 2004. These loans, collateralized by firm and customer securities with market values of approximately $17,000,000 and $74,741,000, respectively, at December 31, 2004 are primarily with two U.S. money center banks. Details of the bank call loans are as follows:

	2004	2003	2002
Year-end balance	$2,373,000	$91,500,000	$16,200,000
Weighted interest rate (at end of year)	2.6875%	1.41%	1.38%
Maximum balance (at any month end)	$121,700,000	$170,100,000	$49,281,000
Average amount outstanding (during the year) (1)	$50,083,000	$86,026,000	$19,760,000
Weighted average interest rate (during the year) (2)	1.43%	2.96%	2.10%

(1)	The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2)	The weighted average interest rate during the year was computed by dividing the actual interest expense by the average bank call loans outstanding at the end of each month.

Aggregate interest paid on bank call loans by the Company on a cash basis during the years ended December 31, 2004, 2003 and 2002 was $9,546,000, $6,523,000 and $6,473,000, respectively.

7. Long term liabilities

	Maturity		December 31,
Issued	Date	Interest Rate	2004
Bank loans (a)	1/2/2008	6.5%	$24,643,000
Less current portion			10,119,000

Long term portion of bank loans			$14,524,000

Zero Coupon Promissory Note, issued January 2, 2003 (b)	—	0%	$35,378,000
Less current portion			13,019,000

Long term portion of long-term debt			$22,359,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (c)	1/2/2013	4.5%	$160,822,000

(a)	Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principle repayment under the agreement is approximately $10,119,000. The principle repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2004, the Company was in compliance with the covenants. Interest expense in 2004 on bank loans was $2,118,000 ($2,021,000 in 2003), of which $2,177,000 ($1,802,000 in 2003) was paid on a cash basis.

(b)	The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)	The first and second variable rate exchangeable debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 — 2006, and 5% in 2007 through maturity. The first and second variable rate exchangeable debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense for the year ended December 31, 2004 on the first and second variable rate exchangeable debentures was $7,357,000 ($7,217,000 in 2003) of which $6,540,000 ($4,811,000 in 2003) was paid on a cash basis. Under the interest method, the effective annual interest rate over the life of the first and second variable rate exchangeable debentures is 4.5%.

8. Share capital
The Company’s authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares (“Class A Shares”); and (c) 99,680 Class B voting shares (“Class B Shares”).

The Class A and the Class B Shares are equal in all respects except that the Class A Shares are non-voting.

The Company’s issued and outstanding share capital is as follows (no first preference shares have been issued):

	2004	2003	2002
13,296,876 (12,819,520 in 2003 and 12,397,007 in 2002) Class A Shares	$49,504,000	$41,520,000	$34,338,000
99,680 Class B Shares	133,000	133,000	133,000

	$49,637,000	$41,653,000	$34,471,000

Issuance of shares
The Company issued 75,137 Class A Shares from Treasury for a total consideration of $2,547,000 to the Company’s 401(k) plan in the year ended December 31, 2004 (23,042 for $613,000 in 2003 and nil in 2002).

In addition, the Company issued 534,319 Class A Shares from Treasury for a total consideration of $8,557,000 pursuant to its Equity Incentive Plan in the year ended December 31, 2004 (425,171 for $7,154,000 for 2003 and 211,322 for $3,503,000 in 2002). See note 12.

Issuer Bid
The Company may purchase up to 669,000 Class A Shares by way of a Normal Course Issuer Bid through the facilities of The Toronto Stock Exchange and/or the New York Stock Exchange until July 21, 2005. During the year ended December 31, 2004, the Company purchased 132,100 Class A Shares for a total consideration of $3,120,000, pursuant to the Normal Course Issuer Bid (25,700 for $585,000 in 2003 and 151,400 shares for $3,289,000 in 2002). All shares purchased pursuant to the Normal Course Issuer Bid have been cancelled.

Dividends
In 2004, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.36 in 2003 and 2002):

Dividend per share	Record Date	Payment Date
$0.09	February 6, 2004	February 20, 2004
$0.09	May 7, 2004	May 21, 2004
$0.09	August 6, 2004	August 20, 2004
$0.09	November 5, 2004	November 19, 2004

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

10. Income taxes
The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	2004	2003	2002
Profit before income tax	$38,362,000	$48,715,000	$12,917,000

U.S. federal tax at 35%	13,427,000	$17,700,000	$4,521,000
Canadian tax at 44%	—	—	74,000
Combined state and local tax, net of federal benefit	2,535,000	1,915,000	497,000

Income taxes at statutory rates	15,963,000	19,615,000	5,092,000
Tax effect of non-taxable interest and dividends	(343,000)	(329,000)	(148,000)
Tax effect of business promotion expense	548,000	686,000	484,000
Impact of non-taxable death benefits	(278,000)	—	—
Other	(29,000)	47,000	(58,000)

Income taxes	$15,861,000	$20,019,000	$5,370,000

Profit before income tax provision:
Canadian operations	$(41,000)	$(1,857,000)	$(10,000)
U.S. operations	$38,403,000	$50,572,000	$12,927,000

Income taxes included in the consolidated statements of operations represent the following:

	2004	2003	2002
Current:
Canadian tax	—	—	$74,000
U.S. federal tax	$18,263,000	$18,776,000	5,176,000
State and local tax	5,951,000	3,493,000	1,226,000

	24,214,000	22,269,000	6,476,000

Deferred:
U.S. federal tax	(6,300,000)	(1,819,000)	$(885,000)
State and local tax	(2,053,000)	(431,000)	(221,000)

	(8,353,000)	(2,250,000)	(1,106,000)

	$15,861,000	$20,019,000	$5,370,000

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Deferred tax assets:
Employee deferred compensation plans	$5,495,000	$4,115,000
Allowance for doubtful accounts	1,168,000	1,799,000
Reserve for litigation and legal fees	3,717,000	3,780,000
Interest method on exchangeable debentures	1,354,000	1,010,000
Other	231,000	1,172,000

Total deferred tax assets	$11,965,000	$11,876,000
Deferred tax liabilities:
Investment in partnerships	$3,103,000	—
Section 197 amortization of goodwill	8,929,000	$4,242,000
Involuntary conversion	6,891,000	5,616,000
Difference between book and tax depreciation	2,601,000	3,224,000

Total deferred tax liabilities	$21,524,000	$13,082,000

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

On a cash basis, the Company paid income taxes for the years ended December 31, 2004, 2003 and 2002 in the amounts of $10,654,000, $13,342,000 and $8,411,000, respectively.

11. Earnings per share
Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	2004	2003	2002
Basic weighted average number of shares outstanding	13,365,453	12,692,634	12,429,264
Net effect, if converted method	6,932,000	6,932,000	—
Net effect, treasury method	100,916	317,850	280,278

Diluted common shares (1)	20,398,369	19,942,484	12,709,542

Net profit, as reported	$22,501,000	$28,696,000	$9,321,000
Effect of dilutive exchangeable debentures	4,267,000	4,186,000	—
Net profit available to shareholders and assumed conversions	$26,768,000	$32,882,000	$9,321,000

Basic earnings per share	$1.68	$2.26	$0.75
-Before cumulative effect of a change in accounting principle	$1.68	$2.26	$0.61
-Cumulative effect of a change in accounting principle	—	—	$0.14

Diluted earnings per share	$1.31	$1.65	$0.73

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
Number of antidilutive options, end of period	739,116	291,995	509,630

Stock-based compensation
Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) was issued in 1995 and changed the method of accounting for stock compensation plans similar to those of the Company. Adoption of SFAS 123’s fair value recognition method is optional. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock compensation plans.

In accordance with SFAS 123, the following presents the pro forma income and earnings per share impact, using a fair value calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars, except per share amounts.

	Year ended December 31,
	2004	2003	2002
Stock based employee compensation expense included in reported net income	$808	$468	nil
Net profit as reported	$22,501	$28,696	$9,321

Additional compensation expense	1,561	1,840	1,906

Pro forma net profit	$20,940	$26,856	$7,415

Basic profit per share as reported	$1.68	$2.26	$0.75
Diluted profit per share as reported	$1.31	$1.65	$0.73

Pro forma basic profit per share	$1.57	$2.12	$0.60
Pro forma diluted profit per share	$1.24	$1.56	$0.58

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2004, 2003 and 2002, respectively: expected dividend yields of 1.1%, 1.3% and 1.4%; risk-free interest rates ranging from 2.9% to 3.8%, 2.87% to 3.4% and 3.75% to 4.55%; expected volatility ranging from 18% to 21%, 21% to 23%, and 27% to 28%; and expected life of 5 years. The weighted average fair value of options granted during 2004, 2003 and 2002, respectively was $2,961,000, $1,697,000 and $1,946,000. The fair value is being amortized over five years on an after-tax basis, where applicable for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation is not indicative of future amounts because it does not take into consideration future grants or any difference between actual and assumed forfeitures.

12. Employee Compensation Plans
Equity Incentive Plan
Under the Company’s 1996 Equity Incentive Plan as amended February 28, 2004 (“EIP”), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted for each year held. The aggregate number of Class A Shares that are available under the EIP is 4,615,000.

	2004		2003		2002
		Weighted average		Weighted average		Weighted average
	Number of shares	exercise price	Number of shares	exercise price	Number of shares	exercise price
Options outstanding, beginning of year	1,884,983	$21.81	1,978,959	$20.16	1,907,503	$17.36
Options granted	510,606	$32.58	376,500	$24.97	383,128	$27.14
Options exercised	(534,319)	$16.02	(425,171)	$16.83	(211,322)	$16.57
Options forfeited	(201,900)	$13.64	(45,305)	$22.34	(100,350)	$26.35

Options outstanding, end of year	1,659,370	$27.19	1,884,983	$21.81	1,978,959	$20.16

Options vested, end of year	312,171	$23.45	581,723	$16.63	462,185	$16.13

The following table summarizes stock options outstanding and exercisable as at December 31, 2004.

			Weighted average		Weighted average
		Weighted average	exercise price		exercise price of
Range of exercise		remaining	of outstanding	Number exercisable	vested
prices	Number outstanding	contractual life	options	(vested)	options
$14.938 – $25.00	770,254	2.06 years	$23.17	235,546	$22.18
$25.00 – $34.51	889,116	3.27 years	$30.68	76,625	$27.35

$14.938 – $34.51	1,659,370	2.69 years	$27.19	312,171	$23.45

Stock Appreciation Rights
The Company has granted Stock Appreciation Rights to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. The value of Stock Appreciation Rights granted in 2004 total approximately $1,028,000 ($635,000 in 2003 and nil in 2002) and will vest five years from the end of the related fiscal year. The liability is being recognized on a straight-line basis over the vesting period.

Other stock-related compensation awards
In 2003, the Company awarded 36,110 Class A Shares to certain employees, which will vest if the employees are continuously employed by the Company until January 3, 2006. The aggregate value of this award has been estimated at $211,000. The liability is being recognized over the vesting period.

The amount expensed in 2004 for stock appreciation rights and other stock-related compensation awards was $808,000 ($468,000 in 2003 and nil in 2002).

Defined Benefit Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. The Company made contributions to the plans of $3,168,000, $3,491,000 and $1,398,000 in 2004, 2003 and 2002, respectively.

FOM sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $955,000 at December 31, 2004.

Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors, a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2004 of approximately $1,366,000 ($1,254,000 in 2003 and $966,000 in 2002). These deferrals normally vest after five years. The liability is being recognized over the vesting period. The Company maintains a company-owned life insurance policy, which is designed to offset 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.

The Company is maintaining a Deferred Compensation Plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose.

The total amount expensed in 2004 for the Company’s deferred compensation plans was $2,440,000 ($4,186,000 in 2003 and $373,000 in 2002).

13. Commitments and contingencies

(a)	The Company and its subsidiaries have operating leases for office space and capital leases for equipment expiring at various dates through 2014. Future minimum rental commitments under such office and equipment leases as at December 31, 2004 are as follows:

2005	$23,095,000
2006	23,024,000
2007	21,248,000
2008	18,513,000
2009	16,249,000
2010 and thereafter	57,810,000

Total	$159,939,000

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the lessor.

(b)	The Company’s rent expense for the years ended December 31, 2004, 2003 and 2002 was $30,443,000, $31,028,000 and $14,108,000, respectively.

(c)	At December 31, 2004, the Company had collateralized and uncollateralized letters of credit for $124,000,000. Collateral for these letters of credit include marketable customer securities of approximately $188,198,000, pledged to two financial institutions.

(d)	Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years.

The Company is the subject of customer complaints, has been named as defendant or codefendant in various lawsuits seeking, in total, substantial damages and is involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations and cash flows could be materially affected during any period if liabilities in that period differ from prior estimates. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

14. Regulatory Requirements
The Company’s major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission (“SEC”) under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Fahnestock maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2004, Oppenheimer had net capital of $201,002,000, which was $180,461,000 in excess of the $20,541,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2004, Freedom had net capital of $5,276,000, which was $5,026,000 in excess of the $250,000 required to be maintained at that date.

At December 31, 2004, Oppenheimer and Freedom had $4,241,000 and $11,050,000, respectively, in cash and securities segregated under Federal and other regulations.

Oppenheimer Trust Company is subject to regulation by the New Jersey Department of Banking.

In accordance with the Securities and Exchange Commission’s No Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2004. The Company had no deposit requirements as of December 31, 2004.

15. Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company’s securities activities involve execution, settlement and financing of various securities transactions for customers. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company’s policy to periodically review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company’s customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2004, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $321,069,000 under securities loan agreements. In addition, the Company has received collateral of approximately $403,697,000 under securities borrow agreements of which the Company has repledged approximately $316,872,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $212,902,000.

The Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company’s policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.

At December 31, 2004 the Company had outstanding commitments to buy and sell of $98,000 and $150,000, respectively, primarily of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2004, the Company has recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyd’s for losses incurred by Lloyd’s under the excess SIPC policy.

16. Segment Information
The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 83 branches and Freedom, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities, as well as arbitration awards; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management

Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The Company has made changes to its reportable segments. Prior year results have been restated to conform with the current year presentation.

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2004, 2003 and 2002. The Company’s business is predominantly in the U.S. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Year ended December 31,
	2004	2003	2002
Revenue:
Private Client	$502,547,000	$525,812,000	$202,356,000
Capital Markets	95,213,000	120,109,000	73,114,000
Asset Management	52,438,000	39,809,000	4,985,000
Other	4,942,000	4,263,000	2,878,000

Total	$655,140,000	$689,993,000	$283,333,000

Operating Income:
Private Client*	$19,727,000	$13,245,000	$(5,959,000)
Capital Markets	15,839,000	18,193,000	14,008,000
Asset Management**	1,232,000	14,347,000	708,000
Other	1,564,000	2,930,000	4,160,000

Total	$38,362,000	$48,715,000	$12,917,000

*	Losses in the Private Client segment in 2002 were the result of unfavorable market conditions as well as operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD and included litigation, settlement costs, retention and severance costs and the costs of under-utilized facilities.

**	OAM earned incentive fees of approximately $1.4 million in 2004 compared to approximately $10.7 million in 2003. These fees are based on the performance of certain limited partnerships (hedge funds) of which OAM is a general partner.

17. Related party transactions
The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

18. Subsequent events
On January 27, 2005, a cash dividend of U.S.$0.09 per share (totaling $1,214,000) was declared payable on February 25, 2005 to Class A non-voting and Class B shareholders of record on February 11, 2005.

19. Quarterly Information (unaudited)
     (Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2004	Fourth	Third	Second	First	Total
Revenue	$172,307	$142,321	$154,743	$185,769	$655,140
Profit before taxes	$14,342	$2,794	$2,722	$18,504	$38,362
Net profit	$8,337	$1,596	$1,579	$10,989	$22,501
Earnings per share:
Basic	$0.62	$0.12	$0.12	$0.83	$1.68
Diluted	$0.48	$0.12	$0.12	$0.58	$1.31
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$27.00	$27.80	$32.22	$34.40	$34.40
Low	$21.25	$22.70	$26.23	$30.96	$21.25

Year ended December 31, 2003
Revenue	$188,341	$176,404	$164,397	$160,851	$689,993
Profit before taxes	$10,919	$11,298	$13,601	$12,897	$48,715
Net profit	$6,674	$6,616	$7,919	$7,487	$28,696
Earnings per share:
Basic	$0.52	$0.52	$0.62	$0.59	$2.26
Diluted	$0.43	$0.36	$0.43	$0.49	$1.65
Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36
Market price of Class A Shares:
High	$35.10	$29.30	$29.85	$25.24	$35.10
Low	$29.15	$25.50	$22.25	$22.06	$22.06

The price quotations above were supplied by the New York Stock Exchange.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, Oppenheimer’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 17, 2004 with respect to fiscal 2003.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its annual report on Form 10-K /A (Amendment No. 1) for the year ended December 31, 2003.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) of the Securities Act of 1934” in that proxy statement. That information is incorporated herein by reference to the proxy statement.

A copy of the Company’s Statement of Corporate Governance Practices as well as copies of the Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating/Corporate Governance Committee are posted on the Company’s website at www.opco.com. These documents can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. These documents can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the captions “Election of Directors — Directors Compensation” and “Executive Compensation” in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders. That information is incorporated herein by reference to the proxy statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders. That information is incorporated herein by reference to the proxy statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained under the caption “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders. That information is incorporated herein by reference to the proxy statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Auditors” in our definitive proxy statement for the 2005 Annual and Special Meeting of Shareholders. That information is incorporated herein by reference to the proxy statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(i)	Financial Statements See Item 8 (pages 37 – 64)

	(ii)	Financial Statement Schedules Not Applicable.

	(iii)	Listing of Exhibits The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 70 – 72)

(b)		Reports on Form 8-K None

(c)		Exhibits See the Exhibit Index included hereinafter.

(d)		Financial Statement Schedules excluded from the annual report to shareholders None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 10th day of March, 2005.

OPPENHEIMER HOLDINGS INC.

BY: “E.K. Roberts”
E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“J.L. Bitove”	Director	March 10, 2005
J.L. Bitove

“R. Crystal”	Director	March 10, 2005
R. Crystal

“A.G. Lowenthal”	Chairman, Chief Executive	March 10, 2005
A.G. Lowenthal	Officer (Principal Executive Officer), Director

“K.W. McArthur”	Director	March 10, 2005
K.W. McArthur

“A.W. Oughtred”	Secretary, Director	March 10, 2005
A.W. Oughtred

“E.K. Roberts”	President & Treasurer,	March 10, 2005
E.K. Roberts	(Principal Financial and Accounting Officer), Director

“B. Winberg”	Director	March 10, 2005
B. Winberg

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

4.5
Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003 dated March 11, 2004).

10(f)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

Number	Description	Page
10(k)
Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997).

10(l)
Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997).

10(m)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10(o)
Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

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

10(t)	Clearing Agreement dated January 2, 2003 between Fahnestock & Co. Inc. and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

Number	Description	Page
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