Form 10-Q
period 2005-03-31
OPPENHEIMER HOLDINGS INC
filed 2005-05-16
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

or

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐

     The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on May 10, 2005 was 13,024,441 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX

PART 1
FINANCIAL INFORMATION

Item. 1   Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		Restated	Restated
	March 31,	December 31,	March 31,
	2005	2004	2004
	Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$45,297	$33,390	$38,792
Restricted deposits	14,890	15,291	14,024
Deposits with clearing organizations	11,365	17,006	22,837
Receivable from brokers and clearing organizations	445,238	474,523	332,509
Receivable from customers	903,605	864,304	900,379
Securities owned including amounts pledged, at market value	76,290	78,445	97,732
Notes receivable	64,712	70,070	89,177
Other	52,225	53,612	50,241
Stock exchange seats (approximate market value $5,125; $3,643 and $5,047, respectively at December 31 and March 31, 2004)	2,994	2,994	2,994
Property, plant and equipment, net of accumulated depreciation of $44,041; $41,908 and $34,472, respectively at December 31, and March 31, 2004	21,929	23,545	24,427
Intangible assets, net of amortization	34,946	35,130	35,681
Goodwill	137,889	137,889	137,889

	$1,811,380	$1,806,199	$1,746,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		Restated	Restated
	March 31,	December 31,	March 31,
	2005	2004	2004
	Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Drafts payable	$48,244	$59,239	$54,661
Bank call loans	26,300	2,373	79,900
Payable to brokers and clearing organizations	711,297	671,953	548,853
Payable to customers	368,658	383,700	382,421
Securities sold, but not yet purchased, at market value	9,586	10,536	13,500
Accrued compensation	51,276	73,086	62,361
Accounts payable and other liabilities	63,318	66,658	48,686
Income taxes payable	17	2,399	3,759
Bank loans payable	11,994	24,643	34,686
Long term debt	31,747	35,378	46,680
Exchangeable debentures	160,822	160,822	160,822
Deferred income tax, net	10,887	8,528	9,033

	1,504,266	1,499,315	1,445,363

Shareholders’ equity
Share capital
13,197,941 Class A non-voting shares (2004 — 13,296,876 shares)	47,153	49,504	51,724
99,680 Class B voting shares	133	133	133

	47,286	49,637	51,857
Contributed capital	8,810	8,780	8,641
Retained earnings	251,018	248,467	240,821

	307,114	306,884	301,319

	$1,811,380	$1,806,199	$1,746,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

		Restated
	2005	2004
	(Expressed in thousands of U.S. dollars,
	except per share amounts)
REVENUE:
Commissions	$81,049	$92,230
Principal transactions, net	20,386	36,712
Interest	14,544	10,552
Underwriting fees	12,300	14,743
Advisory fees	26,851	25,178
Arbitration award	—	2,700
Other	2,116	3,654

	157,246	185,769

EXPENSES:
Compensation and related expenses	103,956	119,361
Clearing and exchange fees	4,268	3,948
Communications and technology	12,606	15,703
Occupancy and equipment costs	11,912	13,389
Interest	6,741	4,189
Other	11,272	12,717

	150,755	169,307

Profit before income taxes	6,491	16,462
Income tax provision	2,726	6,658

NET PROFIT FOR THE PERIOD	$3,765	$9,804

Earnings per share:
Basic	$0.28	$0.74
Diluted	$0.24	$0.52

Dividends declared per share	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

		Restated
	2005	2004
	(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for the period	$3,765	9,804
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,319	2,506
Deferred taxes	2,358	(440)
Tax benefit from employee stock options exercised	30	2,675
Amortization of notes receivable	5,878	7,891
Change in allowance for doubtful accounts	(15)	1,349
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	401	442
Deposits with clearing organizations	5,641	(4,979)
Receivable from brokers and clearing organizations	29,285	(53,988)
Receivable from customers	(39,301)	6,108
Securities owned	2,155	(2,509)
Notes receivable	(520)	851
Other assets	1,403	12,384
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(10,995)	(13,486)
Payable to brokers and clearing organizations	39,344	80,887
Payable to customers	(15,042)	(23,716)
Securities sold, but not yet purchased	(950)	2,813
Accrued compensation	(21,810)	(26,504)
Accounts payable and other liabilities	(3,340)	13,236
Income taxes payable	(2,382)	3,692

Cash provided by operating activities	(1,776)	19,016

Cash flows from investing and other activities:
Purchase of fixed assets	(518)	(2,942)

Cash used in investing and other activities	(518)	(2,942)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31,

		Restated
	2005	2004
	(Expressed in thousands of U.S. dollars)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting shares	(1,214)	(1,200)
Issuance of Class A non-voting shares	2,629	10,204
Repurchase of Class A non-voting shares for cancellation	(4,980)	—
Zero coupon promissory note repayments	(3,631)	(4,195)
Bank loan repayments	(2,530)	(4,969)
(Decrease) increase in bank call loans	23,927	(11,600)

Cash (used in) provided by financing activities	14,201	(11,760)

Net increase in cash and cash equivalents	11,907	4,314
Cash and cash equivalents, beginning of period	33,390	34,478

Cash and cash equivalents, end of period	$45,297	$38,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

		Restated
	2005	2004
	(Expressed in thousands of U.S. dollars)
Share capital
Balance at beginning of period	$49,637	$41,653
Issue of Class A non-voting shares	2,629	10,204
Repurchase of Class A non-voting shares for cancellation	(4,980)	—

Balance at end of period	$47,286	$51,857

Contributed capital
Balance at beginning of period	$8,780	$5,966
Tax benefit from employee stock options exercised	30	2,675

Balance at end of period	$8,810	$8,641

Retained earnings
Balance at beginning of period	$248,467	$232,217
Net profit for the period	3,765	9,804
Dividends	(1,214)	(1,200)

Balance at end of period	$251,018	$240,821

Shareholders’ equity	$307,114	$301,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Summary of significant accounting policies
The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (“OPY”) and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-K for the year ended December 31, 2004. Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

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

Certain prior period expenses in the statement of operations have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements are presented in U.S. dollars.

2.  Restatements of Prior Period Financial Statements
Subsequent to the issuance of its financial statements for the year ended December 31, 2004, considering the open letter to the American Institute of Certified Public Accountants from the Chief Accountant of the SEC dated February 7, 2005, the Company undertook a review of its real estate lease accounting policies and is correcting its method of accounting for certain leases by restating its financial statements for the year ended December 31, 2004. The Company is also restating its financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with respect to the same issue. The error resulted in the understatement of property, plant and equipment, net and liabilities and the overstatement of profit before taxes and net profit for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as well as the year ended December 31, 2004.

The correction involves recording expense for leases with escalating rents on a straight-line basis over the lease term, rather than as paid, and correctly accounting for landlord incentives, to record leasehold amortization expense and deferred incentive amortization. The Company had previously either not recorded the landlord incentives, or recorded them as a reduction to leasehold improvements, rather than as a rental incentive.

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K for the year ended December 31, 2004, the Company had recorded an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than recording the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Condensed Consolidated Balance Sheets as at March 31, 2004, as well as its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity as well as notes 4, 5, 7 and 11 of Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2005 to reflect the restatement described above.

The impact of the restatement on net profit is a reduction in net profit of $1,423,000 for the year ended December 31, 2004, and reductions of $1,185,000, $142,000 and $179,000, respectively, for the quarters ended March 31, June 30 and September 30, 2004. The impact of the error on the quarters and years prior to 2004 was immaterial. Consequently, the cumulative net effect of the error of $779,000 as of December 31, 2003 has been recorded in the first quarter of 2004.

Unrelated to the restatement of the 2004 financial statements, the Company has reclassified communications and technology expense and occupancy costs for the three months ended March 31, 2004 to conform with current presentation.

The following table isolates each of the restated amounts in the Company’s condensed consolidated financial statements for the three months ended March 31, 2004 and for the year ended December 31, 2004 (balance sheet only):

	March 31, 2004		December 31, 2004
		As originally		As originally
	Restated	reported	Restated	reported
Condensed Consolidated Balance Sheets:
Other assets	$52,225	$50,536	$53,612	$53,063
Property, plant and equipment, net	$24,427	$23,548	$23,545	$20,368
Total assets	$1,746,682	$1,746,098	$1,806,199	$1,802,473
Accounts payable and other liabilities	$48,686	$44,037	$66,658	$60,478
Deferred income tax, net	$9,033	$10,385	$8,528	$9,559
Total liabilities	$1,499,315	$1,442,498	$1,445,363	$1,494,166
Retained earnings	$240,821	$243,102	$248,467	$249,890
Total shareholders’ equity	$301,319	$303,600	$306,884	$308,307
Total liabilities and shareholders’ equity	$1,746,682	$1,746,098	$1,806,199	$1,802,473

	Three months ended March 31, 2004
		As originally
	Restated	reported
Condensed Consolidated Statements of Operations:
Occupancy costs	$13,389	$11,737
Interest	$4,189	$3,986
Total expenses	$169,307	$167,265
Profit before income taxes	$16,462	$18,504
Income tax provision	$6,658	$7,515
Net profit for period	$9,804	$10,989
Basic earnings per share	$0.74	$0.83
Diluted earnings per share	$0.52	$0.58

Condensed Consolidated Statements of Changes in Shareholders’ Equity:
Net profit for period	$9,804	$10,989
Retained earnings, end of period	$240,821	$243,102
Total shareholders’ equity	$301,319	$303,600

Condensed Consolidated Statements of Cash Flows:
Net profit for period	$9,804	$10,989
Depreciation and amortization	$2,506	$2,397
Deferred tax liability, net	$(440)	$912
Other assets	$12,384	$11,725
Accounts payable and other liabilities	$13,236	$10,180
Cash provided by (used in) operating activities	$19,016	$18,027
Purchase of fixed assets	$(2,942)	$(1,954)
Cash used in investing activities	$(2,942)	$(1,954)

3.  Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment”. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The implementation date for SFAS No. 123-R has recently been extended. Consequently, the Company will commence expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

4.  Stock based compensation
The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended
	March 31,
		Restated
	2005	2004
Net profit, as reported	$3,765	$9,804
Stock-based employee compensation expense included in reported net income	—	—
Additional compensation expense	381	388

Pro forma net profit	$3,384	$9,416

Basic profit per share, as reported	$0.28	$0.74
Diluted profit per share, as reported	$0.24	$0.52

Pro forma basic profit per share	$0.25	$0.71
Pro forma diluted profit per share	$0.22	$0.51

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004, respectively, was $437,000 and $1,094,000. The fair value is being amortized over five years on an after-tax basis for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

5.  Earnings per share
Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares (“Class A Shares”) and Class B voting shares (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended
	March 31,
		Restated
	2005	2004
Basic weighted average number of shares outstanding	13,420,231	13,232,182
Net effect, if converted method (1)	6,932,000	6,932,000
Net effect, treasury method	25,101	326,773

Diluted common shares (2)	20,377,332	20,490,955

Net profit for the period, as reported	$3,765,000	$9,804,000
Effect of dilutive exchangeable debentures	1,049,000	943,000

Net profit available to shareholders and assumed conversions	$4,814,000	$10,747,000

Basic earnings per share	$0.28	$0.74
Diluted earnings per share	$0.24	$0.52

(1)	As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged).

(2)	The diluted EPS computations do not include the antidilutive effect of 1,270,000 and 496,000 options, respectively, at March 31, 2005 and 2004. Antidilution arises when the exercise price of the options exceeds the market price for the period.

6.  Securities owned and securities sold, but not yet purchased (at fair market value)

	March 31,	December 31,
	2005	2004
Securities owned consist of:
Corporate equities	$27,479,000	$37,111,000
Corporate and sovereign debt	16,299,000	14,326,000
U.S. government and agency obligations	7,897,000	8,638,000
State and municipal government obligations	21,895,000	14,954,000
Money market funds and other	2,720,000	3,416,000

	$76,290,000	$78,445,000

	March 31,	December 31,
	2005	2004
Securities sold, but not yet purchased consist of:
Corporate equities	$4,546,000	$5,321,000
Corporate debt	2,578,000	3,266,000
U.S. government and agency obligations	1,520,000	649,000
State and municipal government obligations	776,000	1,268,000
Other	166,000	32,000

	$9,586,000	$10,536,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at March 31, 2005 are securities with fair market values of approximately $13,854,000 ($15,097,000 at December 31, 2004), which are related to deferred compensation liabilities to former employees of CIBC World Markets. At March 31, 2005, the Company had pledged securities owned of approximately $834,000 ($3,333,000 at December 31, 2004) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

7.  Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	March 31, 2005
Bank loans (a)	1/2/2008	6.5%	$22,113,000
Less current portion			10,119,000

Long term portion of bank loans			$11,994,000

Zero Coupon Promissory Note, issued January 2, 2003 (b)	—	0%	$31,747,000
Less current portion			11,617,000

Long term portion of long-term debt			$20,130,000

First and Second Variable Rate	1/2/2013	4.5%
Exchangeable Debenture, issued January 6, 2003 (c)			$160,822,000

(a)	Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at March 31, 2005, the Company was in compliance with the covenants. Interest expense on bank loans was $450,000 and $581,000, respectively for the three months ended March 31, 2005 and 2004.

(b)	The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)	The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,809,000 and $1,829,000, respectively, for the three months ended March 31, 2005 and 2004. Under the interest method, the effective annual interest rate over the life of the First and Second Variable Rate Exchangeable Debentures is 4.5%.

8. Net Capital Requirements
The Company’s major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2005, the net capital of Oppenheimer as calculated under the Rule was $202,717,000 or 18.4% of Oppenheimer’s aggregate debit items. This was $180,731,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2005, Freedom had net capital of $5,749,000, which was $5,499,000 in excess of the $250,000 required to be maintained at that date.

9. Securities lending activities
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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $392,611,000 (at December 31, 2004 — $415,288,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $681,471,000 (at December 31, 2004 — $641,393,000).

10. Financial instruments with off-balance sheet risk and concentration of credit risk
In the normal course of business, the Company’s securities activities involve execution, settlement and financing of various securities transactions. These activities may expose the Company to risk in the event customers, other brokers and dealers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.

The Company is exposed to off-balance sheet risk of loss on unsettled transactions in the event customers and other counterparties are unable to fulfill their contractual obligations. It is the Company’s policy to periodically review, as necessary, the credit standing of each counterparty with which it conducts business.

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk, as the Company’s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company’s customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2005, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $394,304,000 under securities loan agreements. In addition, the Company has received collateral of approximately $380,394,000 under securities borrow agreements of which the Company has repledged approximately $286,245,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from five major U.S. broker-dealers totaling $246,699,000.

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

At March 31, 2005, the Company had outstanding commitments to buy and sell of $525,000 and $280,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At March 31, 2005, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

11.  Related Party Transactions
The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

12.  Segment Information
The table below presents information about the reported operating income of the Company for the periods noted, The Company’s segments are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company’s business is conducted primarily in the United States. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

The Company has made changes to its reportable segments in an attempt to refine the allocation of general, administrative and operating costs amongst the Company’s reportable segments. Prior period results have been conformed with the current year presentation.

	Three Months ended
	March 31,
	2005	Restated 2004
Revenue:
Private Client	$124,454,000	$150,615,000
Capital Markets	17,505,000	21,205,000
Asset Management	14,374,000	12,313,000
Other	913,000	1,636,000

Total	$157,946,000	$185,769,000

Operating Income:
Private Client	$7,242,000	$16,499,000
Capital Markets	672,000	4,293,000
Asset Management	871,000	(715,000)
Other	(2,294,000)	(3,615,000)

Total	$6,491,000	$16,462,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2004. The Company has restated its 2004 financial statements. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in South America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2005 totaled approximately $46.9 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At March 31, 2005, client assets under management by the asset management groups totaled $10.5 billion. At March 31, 2005, the Company employed approximately 2,791 people, of whom 1,611 were financial consultants.

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

During the three months ended March 31, 2005, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Increasingly challenging market conditions in the first quarter of 2005 impacted revenue and produced reduced levels of transaction based business and significantly lower commission and principal trading revenue compared to the comparable period a year ago. U.S. corporate earnings remain strong, although comparisons are less impressive than in preceding quarters. Short-term interest rates have been rising, higher inflation and a lower U.S. dollar have reduced the attractiveness of the U.S. equity markets and increased risk premiums in the fixed income market resulting in investors seeking out safer alternatives. Investor focus on record trade and budget deficits, rapidly rising oil prices and interest rate concerns led to lower commission revenue, lower proprietary trading profits, as well as reduced underwriting revenue in the first quarter of 2005 compared to the same period in 2004. The Company noted that fees from its asset management business increased in the first quarter of 2005 compared to the comparable period of 2004 reflecting investor interest in fee-based products.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the first three months of 2005 compared to the same period in 2004. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

Regulatory Environment

The brokerage business is subject to regulation by the SEC, the NYSE, the NASD and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. This regulatory environment has resulted in increased costs of compliance with rules and regulations, in particular, the impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) that are related thereto. The Company’s increased exposure to regulatory actions could potentially lead to the elimination of, or material changes to, certain lines of business. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

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

The Company has conducted its own investigation and is continuing to cooperate with the investigating entities. The Company believes that a few of its former financial advisors, working from a single branch office, have engaged in activities that are the subject of the SEC’s inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003. The former employees and two persons, who had a supervisory role with respect to such financial advisors, who continue to be employed by the Company, are also being investigated by and have received “Wells Notices” from the SEC; the Company has received no such Notice. There is no evidence that either the Company or its employees were engaged in “late trading”. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

Other Regulatory Matters
The Company has pending various regulatory matters with respect to its operations up to and including 2004. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it had made to a common systems platform between November 2001 and August 2004. During that period of time the Company absorbed approximately 35 branch offices, 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies each of which utilized a different technology platform. The Company’s business doubled during this period. As previously reported certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD. The Company expects that one or more of these investigations will result in enforcement actions against the Company.

On May 3, 2005 the NASD filed a complaint against Oppenheimer with respect to the timeliness and accuracy of its municipal bond reporting, the adequacy of its email retention, the adequacy of its supervisory systems and procedures, as well as the timeliness of its response to certain NASD requests for information. The Company believes that it has made and continues to make every effort to cooperate fully with the NASD and all other regulators. The Company worked diligently to provide tens of thousands of documents and all requested information and will continue to work with the NASD toward a speedy resolution of this matter.

As part of its ongoing business the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters.

Business Continuity

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

Results of Operations

Net profit for the three months ended March 31, 2005 was $3,765,000 or $0.28 per share, a decrease of 62% when compared to restated $9,804,000 or $0.74 per share in the same period of 2004. Revenue for the three months ended March 31, 2005 was $157,246,000, a decrease of 15% compared to revenue of $185,769,000 in the same period of 2004. Expenses decreased by 11% in the three months ended March 31, 2005 compared to the same period of 2004, primarily reflecting decreased volume-related compensation expense, which varies with the level of commission revenue.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended March 31,
	2005 versus Restated 2004
	Amount	Percentage
Revenue
Commissions	$(11,181)	–12.1%
Principal transactions, net	(16,326)	–44.5%
Interest	3,992	+37.8%
Underwriting fees	(2,443)	–16.6%
Advisory fees	1,673	+6.6%
Arbitration awards	(2,700)	–100.0%
Other	(1,538)	–42.1%
Total revenue	(28,523)	–15.4%

Expenses
Compensation and related costs	(15,405)	–12.9%
Clearing and exchanges fees	320	+8.1%
Communications and technology	(3,097)	–19.7%
Occupancy costs	(1,477)	–11.0%
Interest	2,552	+60.9%
Other	(1,445)	–11.4%
Total expenses	(18,552)	–11.0%

Profit before taxes	(9,971)	–60.6%
Income taxes	(3,932)	–59.1%
Net profit	$(6,039)	–61.6%

Revenue, other than interest
Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three months ended March 31, 2005, commission revenue decreased by 12% compared to the same period of 2004 primarily as a result of decreased investor activity in the equity markets. Net revenue from principal transactions decreased by 45% in the three months ended March 31, 2005 compared to the comparable period of 2004 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes in 2005 compared to 2004. In addition, the Company recorded a $700,000 write down in a private market investment to reflect its estimated fair value. Investment banking revenues decreased 17% in the three months ended March 31, 2005 compared with the same period of 2004 due to the drop in new issue and secondary issuance in 2005 compared to 2004. Advisory fees increased by 7% for the three months ended March 31, 2005 compared to the same period of 2004. The level of advisory fees earned in the first quarter of 2005 represents the second highest quarter in the Company’s history, reflecting that clients are increasingly interested in fee-based services and products. Assets under management by the asset management group were $10.5 billion at March 31, 2005 compared to $9.86 billion at March 31, 2004. The Company received an arbitration award in the first three months of 2004 of $2.7 million (nil in 2005).

Interest
Net interest revenue (interest revenue less interest expense) increased by 23% in the three months ended March 31, 2005 compared to the same period of 2004 (restated). Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 38% in 2005 compared to restated 2004 primarily as a result of higher interest rates in 2005 and higher customer debit balances.

Expenses, other than interest
Compensation expense decreased by 13% in the three months ended March 31, 2005 compared to the comparable period of 2004. Compensation expense has volume-related components and, therefore, decreased with the decreased level of commission business conducted in the three months ended March 31, 2005 compared to the comparable period of 2004. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The cost of clearing and exchange fees increased by 8% in the three months ended March 31, 2005 compared to the comparable period of 2004 due to increased floor brokerage costs arising from increased institutional revenues. The cost of communications and technology decreased 20% in the three months ended March 31, 2005 compared to the comparable period of 2004. While the Company continues to build out its technology platform for supporting its increasingly more complex business, it has been successful in reducing its costs through reviewing vendor charges and renegotiating more favorable terms. Occupancy costs decreased by 11% in the three months ended March 31, 2005 compared to the same period of 2004 (restated) due to the integration of overlapping offices and utilization of previously underutilized space. In addition the prior year expense includes the cumulative impact of the change in accounting for leases and landlord incentives of $1,652,000 (of which $779,000 represents the cumulative effect of the error as at December 31, 2003), which was recorded in the restated results for the quarter ended March 31, 2004. Other expenses decreased by 11% in the first three months ended March 31, 2005 compared to the comparable period in 2004 (restated) due to a $1 million decrease in bad debt expense and approximately a $500,000 decrease in litigation and legal costs in the first quarter of 2005 compared to the prior year. Other expenses are expected to continue to be impacted by litigation settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses. The increased burden of compliance with regulatory authorities, as well as Sarbanes-Oxley Act compliance, is reflected in higher audit and accounting fees as well as higher compensation and consulting fee expenses.

Liquidity and Capital Resources

Total assets at March 31, 2005 remained at December 31, 2004 levels, in total, with increases in receivable from customers being offset by decreases in every other current asset category, except cash. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2005, $26,300,000 of such borrowings were outstanding, an increase of 1000% compared to outstanding borrowings at December 31, 2004. At March 31, 2005, the Company had available collateralized and uncollateralized letters of credit of $129 million.

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 35% of the then-issued Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is being financed from internally generated funds. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer divisions, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at March 31, 2005, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

Funding Risk

	Three months ended March 31,
	2005	restated 2004
Cash provided by operations	$(1,776)	$19,016
Cash used in investing activities	$(518)	$(2,833)
Cash provided by (used in) financing activities	$14,201	$(11,760)

Net increase (decrease) in cash and cash equivalents	$11,907	$4,314

With very weak market conditions in the first quarter of 2005, the Company showed a negative cash flow from operations. In the more robust markets of the first quarter of 2004, cash flow from operations was very strong. In both periods, the Company was able to significantly reduce long-term debt.

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future.

(See Factors Affecting “Forward-Looking Statements”).

Other Matters

In the first quarter of 2005, the Company purchased 214,468 Class A Shares pursuant to a Normal Course Issuer Bid (which commenced on July 22, 2004, and will terminate on July 21, 2005) at an average cost per share of $23.22.

On February 25, 2005, the Company paid cash dividends of U.S.$0.09 per Class A and Class B Share totaling $1,214,000 from available cash on hand.

On April 27, 2005, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on May 20, 2005, to shareholders of record on May 6, 2005.

The book value of the Company’s Class A and Class B Shares was $23.10 at March 31, 2005 compared to $22.37 (restated) at March 31, 2004, an increase of approximately 3%, based on total outstanding shares of 13,297,621 and 13,472,666, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 9 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the 2003 acquisition from CIBC World Markets.

The following table sets forth these contractual and contingent commitments as at March 31, 2005:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions of dollars)
Minimum rentals	$154	$17	$43	$35	$59
Supplemental Executive Retirement Plan	1	—	—	1	—
Bank loans	22	10	12	—	—
Debentures	161	—	—	—	161
Zero coupon notes	32	12	12	7	1

Total	370	39	67	43	221

Newly Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment”. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The implementation date for SFAS No. 123-R has recently been extended. Consequently, the Company will commence expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

Factors Affecting “Forward-Looking Statements”

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan and (xiv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2005, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

ITEM 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That evaluation included a review of the Company’s real estate lease accounting procedures and resulted in the discovery of accounting errors by the Company which required the restatement of its 2004 financial statements. As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Form 10-Q’s for the quarters ended March 31, June 30 and September 30 2004 should be restated to correct the errors. In connection with this restatement, which is described in Note 2 to the financial statements, management has concluded the material weakness described below existed as of March 31, 2005, and that its disclosure controls and procedures were ineffective as of that date. However, as of the date of filing, the Company has done a comprehensive review of its existing leases and believes that amounts are recorded properly.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, management has concluded that the Company’s controls over its accounting policies related to rent escalations and landlord incentives were ineffective to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The Company has addressed the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of accounting related to real estate leases and establishing new procedures (none of which the Company considers material) to ensure that new leases and landlord incentives are properly handled by the accounting department. Existing leases and landlord incentives have been identified and scheduled to ensure that the correct amounts are expensed each month.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that break-downs can occur because of a simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

ITEM 1.  Legal Proceedings
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
         Not applicable

ITEM 6.  Exhibits

Exhibits
        31.1 Certification of Albert G. Lowenthal
        31.2 Certification of Elaine K. Roberts
        32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 16th day of May, 2005.

OPPENHEIMER HOLDINGS INC.

By:	“A.G Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President, Treasurer and Chief Financial Officer (Principal Financial Officer)