Form 10-K/A
period 2004-12-31
OPPENHEIMER HOLDINGS INC
filed 2005-05-17
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K is being filed to amend and reflect the restatement of its Consolidated Financial Statements as of and for the year ended December 31, 2004. Subsequent to the issuance of its financial statements for the year ended December 31, 2004, considering the open letter to the American Institute of Certified Public Accountants from the Chief Accountant of the SEC dated February 7, 2005, the Company undertook a review of its real estate lease accounting policies and is correcting its method of accounting for certain leases by restating its financial statements for the year ended December 31, 2004. The Company is also restating its financial statements for its fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with respect to the same issue. The error resulted in the understatement of property, plant and equipment, net and liabilities and the overstatement of profit before taxes and net profit for the year ended December 31, 2004 as well as for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K for the year ended December 31, 2004, the Company had booked an immaterial cumulative net adjustment in the fourth quarter of $355,000 . With the restatement of the 2004 quarters, the Company has chosen to reflect the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Consolidated Balance Sheets as at December 31, 2004, as well as its Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity as well as notes 1, 5, 10, 11, 13, 16 and 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 to reflect the restatement for the matters described above. See Note 1(s) of Notes to Consolidated Financial Statements for further discussion.

The impact of the restatement on net profit is a reduction in net profit of $1,424,000 for the year ended December 31, 2004, reductions of $1,185,000, $142,000 and $179,000, respectively, for the quarters ended March 31, June 30 and September 30, 2004, and an increase of $82,000 for the quarter ended December 31, 2004. The impact of the error on the quarters and years prior to 2004 was immaterial. Consequently, the cumulative net effect of the error of $779,000 as of December 31, 2003 has been recorded in the first quarter of 2004.

Based on the Public Company Accounting Oversight Board’s definition of “material weakness,” restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. The restatement of the Company’s financial statements for the periods noted above as a result of errors in its policies over accounting for certain real estate leases has led management to conclude that a material weakness existed in the Company’s internal control over financial reporting as at December 31, 2004, and that Management’s Report on Internal Control over Financial Reporting as of December 31, 2004 should be restated. The Company has disclosed this to the Audit Committee, the Board of Directors and the Company’s independent registered public accounting firm. In accordance with the rules of the Securities and Exchange Commission, the affected items of the Form 10-K, Items 6, 7, 8 and 9A of Part II, are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after May 16, 2005 or substantively modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above.

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

The Company’s investment activities primarily include investing in equity and equity-related securities and limited partnerships as well as general partnership interests in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships, real estate partnerships or special purpose partnerships or for its own account. These activities include mutual fund investments, insurance vehicles with investment options, including those made in connection with its deferred compensation plans, venture capital investments, and investments in portfolio and operating companies. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly–traded securities.

INTEREST

Oppenheimer derives a substantial portion of its interest revenue, and incurs a substantial portion of its interest expense, in connection with its securities borrowed/securities loaned activity. Oppenheimer also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments. Oppenheimer also incurs interest expense on its long-term debt, bank loans and free credit balances in the accounts of customers.

Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes. Oppenheimer has an active securities borrowed and lending matched book business (“Matched Book”), in which Oppenheimer borrows securities from one party and lends them to another party. When Oppenheimer borrows securities, Oppenheimer provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. OPCO earns interest revenues on this cash collateral. Similarly, when Oppenheimer lends securities to another party, that party provides cash to Oppenheimer as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Oppenheimer pays interest expense on the cash collateral received from the party borrowing the securities.

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

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2004. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report. In 2003, the Company purchased the U.S. private client and asset management divisions of CIBC World Markets. The 2003 amounts include the assets and liabilities and operating results of the private client division for the entire year and the assets and liabilities and operating results of the asset management division as of and subsequent to June 4, 2003. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. See also Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company has restated its 2004 financial statements. See Note 1(s) of Notes to Consolidated Financial Statements for further discussion.

	Restated
	2004	2003	2002	2001	2000
	(In thousands of U.S. dollars except per share and share amounts)
Revenue	$655,140	$689,993	$283,333	$261,261	$316,499
Net profit	$21,077	28,696	$9,321	$19,150	$40,901
Net profit per share (1)
- basic	$1.58	$2.26	$0.75	$1.55	$3.38
- diluted	$1.24	$1.65	$0.73	$1.50	$3.29
Total assets	$1,806,199	$1,701,213	$1,031,226	$710,275	$697,482
Total liabilities	$1,499,316	$1,421,377	$783,590	$468,580	$475,682
Cash dividends per Class A Share and Class B share	$0.36	$0.36	$0.36	$0.36	$0.31
Shareholders’ equity	$306,883	$279,836	$247,636	$241,695	$221,800
Book value per share (1)	$22.91	$21.66	$19.82	$19.43	$18.34
Number of shares of capital stock outstanding	13,396,556	12,919,200	12,496,687	12,436,765	12,090,649

(1)	The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report. The Company has restated its 2004 financial statements. See Note 1(s) of Notes to Consolidated Financial Statements for further discussion.

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

	Period to Period Change
	Increase (Decrease)
	Restated 2004 versus 2003		2003 versus 2002
	Amount	Percentage	Amount	Percentage
Revenue —
Commissions	$1,969	+1%	$189,324	+139%
Principal transactions, net	(24,395)	–18%	78,445	+135%
Interest	2,818	+7%	14,978	+54%
Underwriting fees	(5,819)	–11%	27,863	+122%
Advisory fees	21,981	+27%	54,185	+206%
Arbitration awards	(17,850)	–82%	21,750	+100%
Other	(13,557)	–41%	20,115	+159%
Total revenue	(34,853)	-5%	406,660	+144%

Expenses —
Compensation	(6,778)	–2%	265,215	+156%
Clearing and exchanges fees	(5,188)	–25%	11,127	+116%
Communications and data processing	(4,381)	–7%	26,425	+80%
Occupancy costs	1,712	+4%	21,868	+82%
Interest	3,045	+18%	8,512	+102%
Other	(10,456)	–17%	37,715	+166%
Total expenses	(22,046)	–4%	370,862	+137%

Profit before taxes	(12,807)	–26%	35,798	+277%
Income taxes	(5,188)	–26%	14,649	+273%
Net profit	$(7,619)	–27%	$21,149	+280%

Fiscal 2004 (restated) compared to Fiscal 2003

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

Expenses, other than interest
Compensation expense decreased by 2% in the year ended December 31, 2004 compared to fiscal 2003. Compensation expense has volume-related components and, therefore, will increase with the increased level of commission business conducted in the year ended December 31, 2004, compared to fiscal 2003. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees decreased by 25% in the year ended December 31, 2004 compared to fiscal 2003. The change in the year to year comparison is primarily due to the elimination of clearing costs of approximately $9.4 million associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period from the January 3, 2003 acquisition date through the May 27, 2003 conversion of client accounts; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology decreased 7% in the year ended December 31, 2004, compared to fiscal 2003 due to costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. The level of investment tapered off in 2004. Occupancy costs increased by 4% in the year ended December 31, 2004 compared to fiscal 2003. Occupancy costs remained relatively flat in 2004 compared to 2003, without the effect of the restatement.

The effect of the cumulative impact of the change in accounting for leases with rent escalation clauses and landlord incentives of $2,454,000 (of which $779,000 represents the cumulative effect of the error as at December 31, 2003) was booked in the restated results for the year ended December 31, 2004, resulting in the net increase in occupancy costs compared to the same period in 2003. Other expenses decreased by 17% for the year ended December 31, 2004 compared to fiscal 2003. Included in other expenses in 2004 is approximately $14 million of fee expense paid to third party money managers by OAM ($8 million in 2003); approximately $3.8 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($4 million in 2003); approximately $6 million in litigation and legal costs ($15 million in 2003); approximately $2.6 million in audit and accounting fees ($1.7 million in 2003); and a credit of approximately $1 million with respect to bad debt expense ($4.5 million charge in 2003). The Company continued to be affected by litigation settlement costs. Much of the Company’s unfavorable litigation experience in the past several years arose from its acquisitions of Josephthal Group Inc. and Prime Charter Inc. in 2001. These matters were substantially resolved by the end of fiscal 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

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

Funding Risk

The following table summarizes the Company’s cash flows for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Cash provided by (used in) operations	$125,611	$(56,693)	$(3,240)
Cash used in investing activities	$(10,219)	$(27,826)	$(3,633)
Cash provided by (used in) financing activities	$(116,480)	$102,882	$(1,229)
Net increase (decrease) in cash and cash equivalents	$(1,088)	$18,363	$(8,102)

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

The book value of the Company’s Class A and Class B Shares was $22.91 (restated) at December 31, 2004, an increase of approximately 6% compared to book value of $21.66 at December 31, 2003, based on total outstanding shares of 13,396,556 and 12,919,200, respectively.

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

The following table sets forth these contractual and contingent commitments as at December 31, 2004.

		Less
		than 1	1 - 3	3 - 5	More than
Contractual Obligations	Total	year	years	years	5 years
	(In millions of dollars)
Minimum rentals	$160	$23	$44	$35	$58
Supplemental Executive Retirement Plan	1	—	—	1	—
Bank loans	25	10	15	—	—
Debentures	161	—	—	—	161
Zero coupon notes	35	13	14	8	—

Total	$382	$46	$73	$44	$219

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting (as restated)

Management of Oppenheimer Holdings Inc. (the Company), is responsible for establishing and maintaining adequate control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Subsequent to filing the Annual Report on Form 10-K for the year ended December 31, 2004, management became aware of errors in the Company’s accounting for leases. As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, determined that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2004 should be restated to correct the errors.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management has concluded that the Company did not maintain effective controls over the selection and application of its accounting policies related to rent escalations, leasehold improvements and landlord incentives to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the selection and application of its accounting policies failed to identify misstatements in property and equipment, deferred rent liability, rent expense and amortization expense, which resulted in restatements of the Company’s 2004 consolidated financial statements and the interim condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 as described in Note 1(s) to the consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred rent liability, rent expense and amortization expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control — Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 40.

“A.G. Lowenthal”,
Chairman of the Board
And Chief Executive Officer

“E.K. Roberts”,
President and Treasurer

May 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(g), in 2002 the Company adopted the goodwill provisions of Statement of Accounting Standards No. 142, “Goodwill and Other Intangibles”.

As discussed in Note 1(s), the Company has restated its 2004 financial statements to correct its method of accounting for rent escalations, leasehold improvements, and landlord incentives.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Oppenheimer Holdings Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for rent escalations, leasehold improvements, and landlord incentives in accordance with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, management has concluded that the Company did not maintain effective controls over the selection and application of accounting policies related to rent escalations, leasehold improvements and landlord incentives to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the selection and application of its accounting policies failed to identify misstatements in property and equipment, deferred rent liability, rent expense and amortization expense, which resulted in the restatements of the 2004 consolidated financial statements and the interim condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2004 as described in Note 1(s) to the consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred rent liability, rent expense and amortization expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 1(s) to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness resulting from the restatement of its financial statements, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
New York, New York

March 10, 2005, except for the restatement described in Note 1(s) to the consolidated financial statements and the matter described in the fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 16, 2005

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,

	Restated
	2004	2003
	(Expressed in thousands of U.S. dollars)
ASSETS
Cash and cash equivalents	$33,390	$34,478
Restricted deposits	15,291	14,466
Deposits with clearing organizations	17,006	17,858
Receivable from brokers and clearing organizations	474,523	278,521
Receivable from customers	864,304	906,487
Securities owned, including amounts pledged, at market value	78,445	95,223
Notes receivable	70,070	97,919
Other	53,612	55,706
Stock exchange seats (approximate market value $3,643; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net	23,545	23,807
Intangible assets, net of amortization	35,130	35,865
Goodwill	137,889	137,889

	$1,806,199	$1,701,213

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,

	Restated
	2004	2003
	(Expressed in thousands of U.S. dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Drafts payable	$59,239	$68,148
Bank call loans	2,373	91,500
Payable to brokers and clearing organizations	671,953	467,966
Payable to customers	383,700	406,137
Securities sold, but not yet purchased, at market value	10,536	10,687
Accrued compensation	73,086	88,864
Accounts payable and other liabilities	66,659	35,450
Income taxes payable	2,399	67
Bank loans	24,643	39,655
Long term debt	35,378	50,875
Exchangeable debentures	160,822	160,822
Deferred income tax, net	8,528	1,206

	1,499,316	1,421,377

Commitments and contingencies (note 13)

Shareholders’ equity
Share capital
13,296,876 Class A non-voting shares issued (2003-12,819,520 shares issued)	49,504	41,520
99,680 Class B voting shares issued	133	133

	49,637	41,653
Contributed capital	8,780	5,966
Retained earnings	248,466	232,217

	306,883	279,836

	$1,806,199	$1,701,213

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

	Restated
	2004	2003	2002
	(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$327,040	$325,071	$135,747
Principal transactions, net	112,277	136,672	58,227
Interest	45,418	42,600	27,622
Underwriting fees	44,804	50,623	22,760
Advisory fees	102,531	80,550	26,365
Arbitration award	3,900	21,750	—
Other	19,170	32,727	12,612

	655,140	689,993	283,333

EXPENSES:
Compensation and related expenses	428,247	435,025	169,810
Clearing and exchange fees	15,546	20,734	9,607
Communications and data processing costs	55,271	59,652	33,227
Occupancy and equipment costs	50,191	48,479	26,611
Interest	19,936	16,891	8,379
Other	50,041	60,497	22,782

	619,232	641,278	270,416

Profit before income taxes	35,908	48,715	12,917

Income tax provision	14,831	20,019	5,370

Profit before cumulative effect of a change in accounting principle	21,077	28,696	7,547
Cumulative effect of a change in accounting principle	—	—	1,774

NET PROFIT FOR YEAR	$21,077	$28,696	$9,321

Earnings per share
Basic earnings per share	$1.58	$2.26	$0.75
- Before the effect of a change in accounting principle	$1.58	$2.26	$0.61
- Cumulative effect of a change in accounting principle	—	—	$0.14
Diluted earnings per share	$1.24	$1.65	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,

	Restated
	2004	2003	2002
	(Expressed in thousands of U.S. dollars)
SHARE CAPITAL
Balance at beginning of year	$41,653	$34,471	$34,257
Issue of Class A Shares	11,104	7,767	3,503
Repurchase of Class A Shares for cancellation	(3,120)	(585)	(3,289)

Balance at end of year	$49,637	$41,653	$34,471

CONTRIBUTED CAPITAL
Balance at beginning of year	$5,966	$5,028	$4,113
Tax benefit from employee stock options exercised	2,814	938	915

Balance at end of year	$8,780	$5,966	$5,028

RETAINED EARNINGS
Balance at beginning of year	$232,217	$208,137	$203,325
Net profit for year	21,077	28,696	9,321
Dividends paid	(4,828)	(4,616)	(4,509)

Balance at end of year	$248,466	$232,217	$208,137

Total Shareholders’ Equity	$306,883	$279,836	$247,636

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

	Restated
	2004	2003	2002
	(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for year	$21,077	$28,696	$9,321
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	11,217	9,518	4,864
Write off of negative goodwill	—	—	(1,774)
Deferred income tax, net	7,322	963	57
Tax benefit from employee stock options exercised	2,814	938	915
Amortization of notes receivable	29,174	31,405	6,319
Change in allowance for doubtful accounts	3,100	(3,577)	2,056
Decrease (increase) in operating assets, net of the effect of acquisitions in 2002 and 2003:
Restricted deposits	(825)	(7,026)	(5,047)
Deposits with clearing organizations	852	(14,252)	4,080
Receivable from brokers and clearing organizations	(196,002)	213,573	(391,400)
Receivable from customers	42,183	(513,558)	71,057
Securities owned	16,778	(32,267)	699
Notes receivable	(1,325)	(46,800)	(10,841)
Other assets	(1,007)	(10,259)	(5,433)
Increase (decrease) in operating liabilities, net of the effect of acquisitions in 2002 and 2003:
Drafts payable	(8,909)	46,495	1,031
Payable to brokers and clearing organizations	203,987	(52,777)	341,531
Payable to customers	(22,437)	243,794	(26,044)
Securities sold, but not yet purchased	(151)	1,081	685
Accrued compensation	(15,778)	47,543	1,558
Accounts payable and other liabilities	31,208	1,807	(7,439)
Income taxes payable	2,332	(1,990)	565

Cash provided by (used in) operating activities	125,611	(56,693)	(3,240)

Cash flows from investing activities:
Purchase of the Oppenheimer divisions	—	(15,611)	—
Purchase of the business of BUYandHOLD	—	—	(2,297)
Proceeds from sale of exchange seat	—	—	24
Purchase of property, plant and equipment	(10,219)	(12,215)	(1,360)

Cash (used in) investing activities	(10,219)	(27,826)	(3,633)

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

(i)  Property, plant and equipment, lease accounting and landlord incentives

Furniture, fixtures, equipment and leasehold improvements are stated at cost. Depreciation of furniture, fixtures and equipment is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized on a straight-line basis over the life of the applicable lease.

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

(s)  Restatement of 2004 financial statements

Subsequent to the issuance of its financial statements for the year ended December 31, 2004, considering the open letter to the American Institute of Certified Public Accountants from the Chief Accountant of the SEC dated February 7, 2005, the Company undertook a review of its lease accounting policies and is correcting its method of accounting for certain leases by restating its financial statements for the year ended December 31, 2004. The Company is also restating its financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with respect to the same issue. The error resulted in the understatement of property, plant and equipment, net and liabilities and the overstatement of profit before taxes and net profit for the year ended December 31, 2004 as well as for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K for the year ended December 31, 2004, the Company had booked an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Consolidated Balance Sheets as at December 31, 2004, as well as its Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity as well as notes 1, 5, 10, 11, 13, 16 and 19 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 to reflect the restatement for the matters described above.

The impact of the restatement on net profit is a reduction in net profit of $1,424,000 for the year ended December 31, 2004, and reductions of $1,185,000, $142,000 and $179,000, respectively, for the quarters ended March 31, June 30 and September 30, 2004. The impact of the error on the quarters and years prior to 2004 was immaterial. Consequently, the cumulative net effect of the error of $779,000 as of December 31, 2003 has been recorded in the first quarter of 2004.

The following table isolates each of the restated amounts in the Company’s consolidated financial statements for the year ended December 31, 2004.

	December 31, 2004
	As Restated	As originally reported
Consolidated Balance Sheets:
Other assets	$53,612	$53,063
Property, plant and equipment, net	$23,545	$20,368
Total assets	$1,806,199	$1,802,473
Accounts payable and other liabilities	$66,658	$60,478
Deferred income tax, net	$8,528	$9,559
Total liabilities	$1,499,316	$1,494,166
Retained earnings	$248,466	$249,890
Total shareholders’ equity	$306,883	$308,307
Total liabilities and shareholders’ equity	$1,806,199	$1,802,473

	For the year ended December 31, 2004
	As Restated	As originally reported
Consolidated Statements of Operations:
Occupancy costs	$50,191	$47,737
Total expenses	$619,232	$616,778
Profit before income taxes	$35,908	$38,362
Income tax provision	$14,831	$15,861
Net profit for period	$21,077	$22,501
Basic earnings per share	$1.58	$1.68
Diluted earnings per share	$1.24	$1.31

	For the year ended December 31, 2004
	As Restated	As Originally Reported
Consolidated Statements of Changes in Shareholders’ Equity:
Net profit for period	$21,077	$22,501
Retained earnings, end of period	$248,466	$249,890
Total shareholders’ equity	$306,883	$308,307

Condensed Consolidated Statements of Cash Flows:
Cash provided by operating activities	$125,611	$121,992
Cash used in investing activities	$(10,219)	$(6,600)

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

5.  Property, plant and equipment

     (Expressed in thousands of U.S. dollars)

		Accumulated	Restated
		depreciation/	2004	2003
	Cost	amortization	Net book value	Net book value
Furniture, fixtures and equipment	$45,633	$32,667	$12,966	$14,671
Leasehold improvements	19,818	9,239	10,579	9,136

	$65,450	$41,906	$23,545	$23,807

Depreciation and amortization expense, included in occupancy and equipment costs, was $10,482,000 (restated), $8,783,000 and $4,864,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

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

7.  Long term liabilities

Issued	Maturity Date	Interest Rate	December 31, 2004
Bank loans (a)	1/2/2008	6.5%	$24,643,000
Less current portion			10,119,000

Long term portion of bank loans			$14,524,000

Zero Coupon Promissory Note, issued January 2, 2003 (b)	—	0%	$35,378,000
Less current portion			13,019,000

Long term portion of long-term debt			$22,359,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (c)	1/2/2013	4.5%	$160,822,000

a)	Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principle repayment under the agreement is approximately $10,119,000. The principle repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2004, the Company was in compliance with the covenants. Interest expense in 2004 on bank loans was $2,118,000 ($2,021,000 in 2003), of which $2,177,000 ($1,802,000 in 2003) was paid on a cash basis.

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

10.  Income taxes

The income tax provision shown in the consolidated statement of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	Restated
	2004	2003	2002
Profit before income tax	$35,908,000	$48,715,000	$12,917,000

U.S. federal tax at 35%	12,568,000	$17,700,000	$4,521,000
Canadian tax at 44%	—	—	74,000
Combined state and local tax, net of federal benefit	2,365,000	1,915,000	497,000

Income taxes at statutory rates	14,933,000	19,615,000	5,092,000
Tax effect of non-taxable interest and dividends	(343,000)	(329,000)	(148,000)
Tax effect of business promotion expense	548,000	686,000	484,000
Impact of non-taxable death benefits	(278,000)	—	—
Other	(29,000)	47,000	(58,000)

Income taxes	$14,831,000	$20,019,000	$5,370,000

Profit before income tax provision:

Canadian operations	$(41,000)	$(1,857,000)	$(10,000)
U.S. operations	$35,949,000	$50,572,000	$12,927,000

Income taxes included in the consolidated statements of operations represent the following:

	Restated
	2004	2003	2002
Current:
Canadian tax	—	—	$74,000
U.S. federal tax	$18,263,000	$18,776,000	5,176,000
State and local tax	5,951,000	3,493,000	1,226,000

	24,214,000	22,269,000	6,476,000

Deferred:
U.S. federal tax	(7,077,000)	(1,819,000)	$(885,000)
State and local tax	(2,306,000)	(431,000)	(221,000)

	(9,383,000)	(2,250,000)	(1,106,000)

	$14,831,000	$20,019,000	$5,370,000

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31,
	Restated
	2004	2003
Deferred tax assets:
Employee deferred compensation plans	$5,495,000	$4,115,000
Allowance for doubtful accounts	1,168,000	1,799,000
Reserve for litigation and legal fees	3,717,000	3,780,000
Interest method on exchangeable debentures	1,354,000	1,010,000
Other	1,262,000	1,172,000

Total deferred tax assets	$12,996,000	$11,876,000

Deferred tax liabilities:
Investment in partnerships	$3,103,000	—
Section 197 amortization of goodwill	8,929,000	$4,242,000
Involuntary conversion	6,891,000	5,616,000
Difference between book and tax depreciation	2,601,000	3,224,000

Total deferred tax liabilities	$21,524,000	$13,082,000

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

Earnings per share has been calculated as follows:

	Restated
	2004	2003	2002
Basic weighted average number of shares outstanding	13,365,453	12,692,634	12,429,264
Net effect, if converted method	6,932,000	6,932,000	—
Net effect, treasury method	100,916	317,850	280,278

Diluted common shares (1)	20,398,369	19,942,484	12,709,542

Net profit, as reported	$21,077,000	$28,696,000	$9,321,000
Effect of dilutive exchangeable debentures	4,267,000	4,186,000	—
Net profit available to shareholders and assumed conversions	$25,344,000	$32,882,000	$9,321,000

Basic earnings per share	$1.58	$2.26	$0.75
- Before cumulative effect of a change in accounting principle	$1.58	$2.26	$0.61
- Cumulative effect of a change in accounting principle	—	—	$0.14

Diluted earnings per share	$1.24	$1.65	$0.73

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
Number of antidilutive options, end of period	739,116	291,995	509,630

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

	Year ended December 31,
	Restated
	2004	2003	2002
Stock based employee compensation expense included in reported net income	$808	$468	nil
Net profit as reported	$21,077	$28,696	$9,321

Additional compensation expense	1,561	1,840	1,906

Pro forma net profit	$19,516	$26,856	$7,415

Basic profit per share as reported	$1.58	$2.26	$0.75
Diluted profit per share as reported	$1.24	$1.65	$0.73

Pro forma basic profit per share	$1.46	$2.12	$0.60
Pro forma diluted profit per share	$1.17	$1.56	$0.58

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

	2004		2003		2002
	Number of	Weighted average	Number of	Weighted average	Number of	Weighted average
	shares	exercise price	shares	exercise price	shares	exercise price
Options outstanding, beginning of year	1,884,983	$21.81	1,978,959	$20.16	1,907,503	$17.36
Options granted	510,606	$32.58	376,500	$24.97	383,128	$27.14
Options exercised	(534,319)	$16.02	(425,171)	$16.83	(211,322)	$16.57
Options forfeited	(201,900)	$13.64	(45,305)	$22.34	(100,350)	$26.35

Options outstanding, end of year	1,659,370	$27.19	1,884,983	$21.81	1,978,959	$20.16

Options vested, end of year	312,171	$23.45	581,723	$16.63	462,185	$16.13

The following table summarizes stock options outstanding and exercisable as at December 31, 2004.

			Weighted average
		Weighted average	exercise price	Number	Weighted average
Range of	Number	remaining	of outstanding	exercisable	exercise price of
exercise prices	outstanding	contractual life	options	(vested)	vested options
$14.938 - $25.00	770,254	2.06 years	$23.17	235,546	$22.18
$25.00 - $34.51	889,116	3.27 years	$30.68	76,625	$27.35

$14.938 - $34.51	1,659,370	2.69 years	$27.19	312,171	$23.45

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

FOM sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former officers additional retirement benefits. Benefits payable under the SERP were approximately $955,000 at December 31,2004.

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

The total amount expensed in 2004 for the Company’s deferred compensation plans was $2,440,000 ($4,186,000 in 2003 and $373,000 in 2002).

13.  Commitments and contingencies
(a)	The Company and its subsidiaries have operating leases for office space expiring at various dates through 2014. Future minimum rental commitments under such office and equipment leases as at December 31, 2004 are as follows:

2005	$23,095,000
2006	23,024,000
2007	21,248,000
2008	18,513,000
2009	16,249,000
2010 and thereafter	57,810,000

Total	$159,939,000

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

(b)	The Company’s rent expense for the years ended December 31, 2004, 2003 and 2002 was $32,454,000 (restated), $31,028,000 and $14,108,000, respectively.

(c)	At December 31, 2004, the Company had collateralized and uncollateralized letters of credit for $124,000,000. Collateral for these letters of credit include marketable customer securities of approximately $188,198,000, pledged to two financial institutions.

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

	Year ended December 31,
	Restated
	2004	2003	2002
Revenue:
Private Client	$502,547,000	$525,812,000	$202,356,000
Capital Markets	95,213,000	120,109,000	73,114,000
Asset Management	52,438,000	39,809,000	4,985,000
Other	4,942,000	4,263,000	2,878,000

Total	$655,140,000	$689,993,000	$283,333,000

Operating Income:
Private Client*	$17,492,000	$13,245,000	$(5,959,000)
Capital Markets	15,839,000	18,193,000	14,008,000
Asset Management**	1,013,000	14,347,000	708,000
Other	1,564,000	2,930,000	4,160,000

Total	$35,908,000	$48,715,000	$12,917,000

*	Losses in the Private Client segment in 2002 were the result of unfavorable market conditions as well as operating losses and acquisition costs relating to Josephthal, Prime Charter and BUYandHOLD and included litigation, settlement costs, retention and severance costs and the costs of under-utilized facilities.

**	OAM earned incentive fees of approximately $1.4 million in 2004 compared to approximately $10.7 million in 2003. These fees are based on the performance of certain limited partnerships (hedge funds) of which OAM is a general partner.

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

19.  Quarterly Information (unaudited)

(Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
	Fourth	Third	Second	First	Total
Year ended December 31, 2004
Revenue	$172,307	$142,321	$154,743	$185,769	$655,140

Profit before tax, as reported	$14,342	$2,794	$2,722	$18,504	$38,362
Profit before taxes, as restated	$14,484	$2,485	$2,477	$16,462	$35,908

Net profit, as reported	$8,337	$1,596	$1,579	$10,989	$22,501
Net profit, as restated	$8,419	$1,417	$1,437	$9,804	$21,077

Earnings per share:
Basic, as reported	$0.62	$0.12	$0.12	$0.83	$1.68
Basic, as restated	$0.63	$0.11	$0.11	$0.74	$1.58

Diluted, as reported	$0.48	$0.12	$0.12	$0.58	$1.31
Diluted, as restated	$0.48	$0.11	$0.11	$0.52	$1.24

Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Market price of Class A Shares:
High	$27.00	$27.80	$32.22	$34.40	$34.40
Low	$21.25	$22.70	$26.23	$30.96	$21.25

Year ended December 31, 2003
Revenue	$188,341	$176,404	$164,397	$160,851	$689,993
Profit before taxes	$10,919	$11,298	$13,601	$12,897	$48,715
Net profit	$6,674	$6,616	$7,919	$7,487	$28,696
Earnings per share:
Basic	$0.52	$0.52	$0.62	$0.59	$2.26
Diluted	$0.43	$0.36	$0.43	$0.49	$1.65

Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Market price of Class A Shares:
High	$35.10	$29.30	$29.85	$25.24	$35.10
Low	$29.15	$25.50	$22.25	$22.06	$22.06

The price quotations above were supplied by the New York Stock Exchange.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

At December 31, 2004, Oppenheimer’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(a) under the Exchange Act). In connection with the restatement described in Note 1(s) to the Company’s consolidated financial statements, management determined that there was a material weakness in the Company’s internal control over financial reporting as of December 31, 2004, as more fully described in “Management’s Report on Internal Control Over Financial Reporting.” Based on that evaluation and because of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, the Chief Executive Officer and the Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

(d)		Financial Statement Schedules excluded from the annual report to shareholders None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of May, 2005.

OPPENHEIMER HOLDINGS INC.

BY: “E.K. Roberts”
E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

“J.L. Bitove” J.L. Bitove	Director	May 16, 2005

“R. Crystal” R. Crystal	Director	May 16, 2005

“A.G. Lowenthal” A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	May 16, 2005

“K.W. McArthur” K.W. McArthur	Director	May 16, 2005

“A.W. Oughtred” A.W. Oughtred	Secretary, Director	May 16, 2005

“E.K. Roberts” E.K. Roberts	President & Treasurer, (Principal Financial and Accounting Officer), Director	May 16, 2005

“B. Winberg” B. Winberg	Director	May 16, 2005

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
3(a)	Articles of Incorporation, as amended, of Fahnestock Viner Holdings Inc. (previously filed as exhibits to Form 20-F for the fiscal year ended December 31, 1986 and 1988).
3(b)	By-Laws, as amended, of Fahnestock Viner Holdings Inc. (previously filed as an exhibit to Form 20-F for the fiscal year ended December 31, 1987).
4.1	Stakeholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Canadian Imperial Bank of Commerce, Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.2	Registration Rights Agreement dated January 2, 2003, issued by Fahnestock Viner Holdings Inc. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.3	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.4	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.5	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003 dated March 11, 2004).
10(f)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10(k)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated March 25, 1997 (previously filed as an exhibit filed to Form 10-K for the year ended December 31, 1997).
10(l)	Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997).
10(m)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).
10(n)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).
10(o)	Performance-Based Compensation Agreement between Fahnestock Viner Holdings Inc. and Albert G. Lowenthal dated January 1, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).
10(p)	Credit Agreement dated January 2, 2003, by and between Fahnestock Viner Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(q)	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(r)	Non-Competition Agreement dated January 2, 2003, by and among Canadian Imperial Bank of Commerce and CIBC World Markets Corp., Fahnestock & Co. Inc. and Viner Finance Inc. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(s)	Non-Solicitation Agreement dated January 2, 2003 by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(t)	Clearing Agreement dated January 2, 2003 between Fahnestock & Co. Inc. and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

10(u)	Shareholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).
31.1	Rule 13a-14(a) 15d-14(a) Certification signed by A.G. Lowenthal (filed herewith) *
31.2	Rule 13a-14(a) 15d-14(a) Certification signed by E.K. Roberts (filed herewith) *
32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *