Form 10-Q/A
period 2004-06-30
OPPENHEIMER HOLDINGS INC
filed 2005-06-15
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q is being filed to amend and reflect the restatement of its Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2004.

Subsequent to the issuance of its financial statements for the year ended December 31, 2004, considering the open letter to the American Institute of Certified Public Accountants from the Chief Accountant of the Securities and Exchange Commission (SEC) dated February 7, 2005, the Company undertook a review of its real estate lease accounting policies and is correcting its method of accounting for certain leases by restating its 2004 financial statements, including its financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with respect to the same issue. The error resulted in the understatement of property, plant and equipment, net and liabilities and the overstatement of profit before taxes and net profit for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as well as the year ended December 31, 2004.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company had recorded an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Condensed Consolidated Balance Sheets as at June 30, 2004, as well as its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity as well as notes 2, 4, 5, 7 and 12 of Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2004 to reflect the restatement described above.

The impact of the restatement on net profit is a reduction in net profit of $1,424,000 for the year ended December 31, 2004, and reductions of $1,185,000, $142,000 and $179,000, respectively, for the quarters ended March 31, June 30 and September 30, 2004. The impact of the error on the quarters and years prior to 2004 was immaterial. Consequently, the cumulative net effect of the error of $779,000 as of December 31, 2003 was recorded in the first quarter of 2004.

Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q. In accordance with the rules of the SEC, the affected items of the Form 10-Q, Items 1, 2 and 4 of Part I are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after August 5, 2004 or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments described above.

OPPENHEIMER HOLDINGS INC.
INDEX

PART 1
FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Restated
	June 30,	December 31,
	2004	2003

Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$30,622	$34,478
Restricted deposits	15,319	14,466
Deposits with clearing organizations	16,373	17,858
Receivable from brokers and clearing organizations	330,449	278,521
Receivable from customers	884,478	906,487
Securities owned including amounts pledged of $4,915 ($1,427 in 2003), at market value	82,510	95,223
Notes receivable	82,087	97,919
Other	44,978	63,973
Stock exchange seats (approximate market value $5,119; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net of accumulated depreciation of $36,834; $32,150 in 2003	23,490	23,807
Intangible assets, net of amortization	35,498	35,865
Goodwill	137,889	137,889

	$1,686,687	$1,709,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Restated
	June 30 ,	December 31,
	2004	2003

Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Drafts payable	$47,795	$68,148
Bank call loans	65,899	91,500
Payable to brokers and clearing organizations	574,216	467,966
Payable to customers	306,966	406,137
Securities sold, but not yet purchased, at market value	30,106	10,687
Accrued compensation	67,489	88,864
Accounts payable and other liabilities	48,488	35,450
Income taxes payable	—	67
Bank loans payable	31,436	39,655
Long term debt	42,935	50,875
Exchangeable debentures	160,822	160,822
Deferred tax liability	8,837	9,473

	1,384,989	1,429,644

Shareholders’ equity
Share capital
13,380,171 Class A non-voting shares (2003 – 12,819,520 shares)	51,844	41,520
99,680 Class B voting shares	133	133

	51,977	41,653
Contributed capital	8,674	5,966
Retained earnings	241,047	232,217

	301,698	279,836

	$1,686,687	$1,709,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$78,360	$78,830	$170,590	$147,154
Principal transactions, net	23,342	40,109	60,054	66,207
Interest	10,607	10,547	21,159	21,166
Underwriting fees	9,863	12,534	24,606	27,395
Advisory fees	27,302	14,571	52,480	29,760
Arbitration award	—	—	2,700	21,750
Other	5,269	7,806	8,922	11,816

	154,743	164,397	340,511	325,248

EXPENSES:
Compensation and related expenses	104,605	101,467	223,966	198,963
Clearing and exchange fees	3,822	5,740	7,770	12,722
Communications and technology	13,639	17,118	29,342	29,207
Occupancy costs	12,627	11,783	26,016	24,185
Interest	4375	4,331	8,564	7,492
Other	13,199	10,357	25,915	26,181

	152,267	150,796	321,573	298,750

Profit before income taxes	2,476	13,601	18,938	26,498
Income tax provision	1,039	5,682	7,697	11,092

NET PROFIT FOR PERIOD	$1,437	$7,919	$11,241	$15,406

Basic earnings per share (note 4)	$0.11	$0.62	$0.84	$1.21
Diluted earnings per share	$0.11	$0.43	$0.64	$0.84

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$1,437	$7,919	$11,241	$15,406
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,547	2,075	5,053	4,341
Deferred tax liability	(196)	1,111	(636)	2,464
Tax benefit from employee stock options exercised	33	95	2,708	755
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	(1,295)	(2,033)	(853)	(3,338)
Deposits with clearing organizations	6,464	(5,554)	1,485	(7,045)
Receivable from brokers and clearing
Organizations	2,060	(347,154)	(51,928)	(154,183)
Receivable from customers	15,901	(549,080)	22,009	(550,843)
Securities owned	15,223	(26,805)	12,714	(29,487)
Notes receivable	7,090	5,050	15,832	(11,594)
Other assets	5,260	(9,929)	18, 994	(18,960)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts Payable	(6,867)	34,001	(20,353)	38,164
Payable to brokers and clearing organizations	25,363	362,159	106,250	123,460
Payable to customers	(75,455)	427,345	(99,171)	421,179
Securities sold, but not yet purchased	16,606	682	19,419	3,278
Accrued compensation	5,129	(7,601)	(21,375)	20,179
Accounts payable and other liabilities	(198)	7,342	13,038	13,495
Income taxes payable	(3,759)	2,187	(67)	3,388

Cash (used in) provided by operating activities	15,343	(98,190)	34,360	(129,341)

Cash flows from investing activities:
Purchase of the Oppenheimer & Co. divisions	—	(4,031)	—	(16,690)
Purchase of fixed assets	(1,426)	(4,635)	(4,368)	(5,113)

Cash used in investing activities	(1,426)	(8,666)	(4,368)	(21,803)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,211)	(1,151)	(2,412)	(2,300)
Issuance of Class A non-voting shares	120	647	10,324	6,225
Repurchase of Class A non-voting shares for cancellation	—	(132)	—	(585)
Zero coupon promissory note repayments	(3,745)	(5,023)	(7,940)	(7,345)
Proceeds from issuance of bank loans	—	—	—	25,000
Bank loan repayments	(3,250)	(2,024)	(8,219)	(2,857)
(Decrease) increase in bank call loans	(14,001)	129,175	(25,601)	151,875

Cash provided by (used in) financing activities	(22,087)	121,492	(33,848)	170,013

Net increase (decrease) in cash and cash equivalents	(8,170)	14,636	(3,856)	18,869
Cash and cash equivalents, beginning of period	38,792	20,348	34,478	16,115

Cash and cash equivalents, end of period	$30,622	$34,984	$30,622	$34,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$51,857	$39,596	$41,653	34,471
Issue of Class A non-voting shares	120	647	10,324	6,225
Repurchase of Class A non-voting shares for cancellation	—	(132)	—	(585)

Balance at end of period	$51,977	$40,111	$51,977	$40,111

Contributed capital
Balance at beginning of period	$8,641	$5,688	$5,966	$5,028
Tax benefit from employee stock options exercised	33	95	2,708	755

Balance at end of period	$8,674	$5,783	$8,674	$5,783

Retained earnings
Balance at beginning of period	$240,821	$214,475	$232,217	$208,137
Net profit for the period	1,437	7,919	11,241	15,406

Dividends	(1,211)	(1,151)	(2,411)	(2,300)

Balance at end of period	$241,047	$221,243	$241,047	$221,243

TOTAL SHAREHOLDERS’ EQUITY	$301,698	$267,137	$301,698	$267,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc.(formerly Fahnestock Viner Holdings Inc.)) (“OPY”) and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-K/A for the year ended December 31, 2003. Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

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

Certain prior period amounts in the statements of operations have been reclassified to conform to current year presentation.

These condensed consolidated financial statements are presented in U.S. dollars.

2. Restatements of Prior Period Financial Statements

Subsequent to the issuance of its financial statements for the year ended December 31, 2004, considering the open letter to the American Institute of Certified Public Accountants from the Chief Accountant of the SEC dated February 7, 2005, the Company undertook a review of its real estate lease accounting policies and is correcting its method of accounting for certain leases by restating its 2004 financial statements, including its financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with respect to the same issue. The error resulted in the understatement of property, plant and equipment, net and liabilities and the overstatement of profit before taxes and net profit for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, as well as the year ended December 31, 2004.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company had recorded an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Condensed Consolidated Balance Sheets as at June 30, 2004, as well as its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity as well as notes 2, 4, 5, 7 and 12 of Notes to Condensed Consolidated Financial Statements for the three and six months ended June 30, 2004 to reflect the restatement described above.

The impact of the restatement on net profit is a reduction in net profit of $1,424,000 for the year ended December 31, 2004, and reductions of $1,185,000, $142,000 and $179,000, respectively, for the quarters ended March 31, June 30 and September 30, 2004. The impact of the error on the quarters and years prior to 2004 was immaterial. Consequently, the cumulative net effect of the error of $779,000 as of December 31, 2003 was recorded in the first quarter of 2004.

Unrelated to the restatement of the 2004 financial statements, the Company has reclassified communications and technology expense and occupancy costs for the three and six months ended June 30, 2004 to conform with current presentation.

The following tables isolate each of the restated amounts in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2004. The restated amounts also reflect the effect of the restatement of the 2003 financial statements on February 28, 2005, as well as the effect of the matters described above. See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for full details (available on the Company’s web site www.opco.com on the Investor Relations page).

	June 30, 2004
	Restated	As originally reported
Condensed Consolidated Balance Sheets:

Other assets	$44,978	$44,866

Property, plant and equipment, net	$23,490	$22,664

Total assets	$1,686,687	$1,685,749

Accounts payable and other liabilities	$48,488	$43,460

Deferred income tax, net	$8,837	$10,371

Total liabilities	$1,384,989	$1,381,630

Retained earnings	$241,047	$243,468

Total shareholders’ equity	$301,698	$304,119

Total liabilities and shareholders’ equity	$1,686,687	$1,685,749

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
		As		As
		originally		originally
	Restated	reported	Restated	reported
Condensed Consolidated Statements of Operations:

Occupancy costs	$12,627	$12,398	$26,016	$24,135

Interest	$4,375	$4,172	$8,564	$8,158

Total expenses	$152,267	$152,021	$321,573	$319,285

Profit before income taxes	$2,476	$2,722	$18,938	$21,226

Income tax provision	$1,039	$1,143	$7,697	$8,658

Net profit for period	$1,437	$1,579	$11,241	$12,568

Basic earnings per share	$0.11	$0.12	$0.84	$0.94

Diluted earnings per share	$0.11	$0.12	$0.64	$0.70

Condensed Consolidated Statements of Changes in Shareholders’ Equity:

Net profit for period	$1,437	$1,579	$11,241	$12,568

Retained earnings, end of period	$241,047	$242,373	$241,047	$242,373

Total shareholders’ equity	$301,698	$303,024	$301,697	$303,024

	Three months ended		Six months ended
	June 30, 2004		June 30, 2004
		As		As
		originally		originally
	Restated	reported	Restated	reported
Condensed Consolidated Statements of Cash Flows:

Net profit for period	$1,437	$1,579	$11,241	$12,568

Depreciation and amortization	$2,547	$2,493	$5,053	$4,890

Deferred tax liability, net	$(196)	$(14)	$(636)	$898

Other assets	$5,260	$5,670	$18,994	$18,744

Accounts payable and other liabilities	$(198)	$(577)	$13,038	$9,603

Cash provided by (used in) operating activities	$15,343	$15,345	$34,360	$33,372

Purchase of fixed assets	$(1,426)	$(1,426)	$(4,368)	$(3,380)

Cash used in investing activities	$(1,426)	$(1,426)	$(4,368)	$(3,380)

3. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46R, “Consolidation of Variable Interest Entities”, SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

The Company has reviewed SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

4. Stock based compensation

The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Net profit, as reported	$1,437,000	$7,919,000	$11,241,000	$15,406,000
Stock-based employee compensation expense included in reported net income	—	—	—	—
Additional compensation expense	393,000	451,000	781,000	896,000

Pro forma net profit	$1,830,000	$7,468,000	$12,022,000	$14,510,000

Basic profit per share, as reported	$0.11	$0.62	$0.84	$1.21
Diluted profit per share, as reported	$0.11	$0.43	$0.64	$0.84

Pro forma basic profit per share	$0.09	$0.58	$0.88	$1.14
Pro forma diluted profit per share	$0.09	$0.41	$0.66	$0.80

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

Earnings per share has been calculated as follows:

	Three Months ended		Six Months ended
	June 30,
	Restated 2004	2003	Restated 2004	2003

Basic weighted average number of shares outstanding	13,477,599	12,803,430	13,355,943	12,717,516

Net effect, if converted method (1)	—	6,932,000	6,932,000	6,932,000
Net effect, treasury method	216,408	300,780	273,501	249,469

Diluted common shares (2)	13,694,007	20,036,210	20,561,444	19,898,985

Net profit for the period, as reported	$1,437,000	$7,919,000	$11,241,000	$15,406,000
Effect of dilutive exchangeable debentures	—	661,000	1,886,000	1,360,000

Net profit, available to shareholders and assumed conversions	$1,437,000	$8,580,000	$13,127,000	$16,766,000

Basic earnings per share	$0.11	$0.62	$0.84	$1.21
Diluted earnings per share	$0.11	0.43	$0.64	$0.84

(1)	As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). In the three months ended June 30, 2004, the net effect of the if converted method is anti-dilutive and has therefore not been reflected in the calculation of diluted earnings per share for the quarter.

(2)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended		Six Months ended
	June 30,
	2004	2003	2004	2003

Number of antidilutive options, end of period	506,000	298,000	506,000	373,000

6. Securities owned and securities sold, but not yet purchased (at fair market value)

	June 30,	December 31,
	2004	2003
Securities owned consist of:
Corporate equities	$35,383,000	$34,877,000
Corporate and sovereign debt	18,466,000	24,962,000
U.S. government and agency and state and municipal government obligations	25,696,000	32,070,000
Money market funds	2,930,000	3,288,000
Other	35,000	26,000

	$82,510,000	$95,223,000

	June 30,	December 31,
	2004	2003
Securities sold, but not yet purchased consist of:
Corporate equities	$6,900,000	$3,128,000
Corporate debt	4,849,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	18,357,000	2,444,000

	$30,106,000	$10,687,000

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at June 30, 2004 are securities with fair market values of approximately $15,917,000 ($15,781,000 at December 31, 2003), which are related to deferred compensation liabilities to employees of the U.S. Private Client and Asset Management Divisions of CIBC World Markets acquired by the Company in 2003 (the “Oppenheimer divisions”). At June 30, 2004, the Company has pledged securities owned of approximately $4,915,000 ($1,427,000 at December 31, 2003) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

7. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	June 30, 2004

Bank loans (a)	1/2/2008	6.5%	$31,436,000
Less current portion			10,119,000

Long term portion of bank loans			$21,317,000

Zero Coupon Promissory Note, issued January 2, 2003 (b)	—	0%	$42,935,000
Less current portion			15,620,000

Long term portion of long-term debt			$27,315,000

First and Second Variable Rate
Exchangeable Debenture, issued January 6, 2003 (c)	1/ 2/2013	4.5%	$160,822,000

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at June 30, 2004, the Company was in compliance with the covenants. Interest expense on bank loans was $581,000 and $289,000, respectively, and $1,106,000 and $681,000, respectively, in the three and six months ended June 30, 2004 and 2003, respectively.

(b) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 — 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Under the interest method, the effective annual interest rate over the life of the first and second variable rate exchangeable debentures is 4.5%. The interest method was adopted in the fourth quarter of 2003. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,829,000 and $1,139,000, respectively, and $3,659,000 and $2,345,000, respectively, for the three and six months ended June 30, 2004 and 2003, respectively

8. Net Capital Requirements

The Company’s major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2004, the net capital of Oppenheimer as calculated under the Rule was $184,650,000 or 17.91% of Oppenheimer’s aggregate debit items. This was $164,035,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2004, Freedom had net capital of $4,299,000, which was $4,049,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $222,789,000 (as at December 31, 2003 — $237,329,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $528,062,000 (as at December 31, 2003 — $444,977,000).

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

12. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted, in accordance with the method described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The Company’s business is conducted primarily in the United States. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three Months ended		Six Months ended
	June 30,		June 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of dollars
Revenue:
Private Client	$116,283	$130,256	$264,383	$244,690
Capital Markets	24,224	27,427	48,104	68,764
Asset Management	12,897	5,810	25,210	9,822
Other	1,339	904	2,814	1,972

Total	$154,743	$164,397	$340,511	$325,248

Operating Income:
Private Client *	$ ,3,895	$2,108	$20,58	$(10,227)
Capital Markets	5,809	8,161	9,249	11,604
Asset Management	489	4,910	(227)	8,155
Other **	(7,716)	(1,578)	(10,664)	16,966

Total	$2,477	$13,601	$18,938	$26,498

*   Losses in the Private Client segment in 2003 are the result of transition services costs relating to the Oppenheimer & Co. division, which continued until Oppenheimer & Co division client accounts were converted to the Company’s clearing platform at the end of May 2003, as well as significant litigation settlement costs relating to Josephthal.

** Losses in the Other segment in 2004 reflect the increasing burden of compliance in today’s regulatory environment, the costs of financing long-term debt, as well as ongoing litigation settlement costs relating to past acquisitions. The Other segment in the six months ended June 30, 2003 includes the impact of the favorable arbitration award received in January 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K/A for the year ended December 31, 2003. The Company has restated its 2004 financial statements. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

During the six months ended June 30, 2004, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Net profit for the three and six months ended June 30, 2004 (restated) was $1,437000 or $0.11 per share and $11,241,000 or $0.84 per share, respectively, a decrease of 82% and 27%, respectively, in net profit when compared to $7,919,000 or $0.62 per share and $15,406,000 or $1.21 per share, respectively, in the same periods of 2003. Revenue for the three and six months ended June 30, 2004 was $154,743,000 and $340,511,000, respectively, a decrease of 6% and an increase of 5%, respectively, compared to revenue of $164,397,000 and $325,248,000, respectively, in the same periods of 2003. Expenses increased by 1% and 8%, respectively, in the three and six months ended June 30, 2004 (restated) compared to the same periods of 2003, primarily reflecting increased compensation expense as well as higher occupancy costs associated with last year’s acquisition of the CIBC Private Client and Asset Management businesses.

It is important to note when comparing the results of the six months ended June 30, 2004 (restated) and 2003, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000, litigation costs from cases involving firms acquired in 2001 of approximately $5 million, and write-downs of approximately $1.2 million (netting to approximately $15.5 million). In addition, during the first five months of 2003, the Company’s results were impacted by higher expenses paid to CIBC for clearing and other services for the U.S. private client business, which was acquired from them in January 2003. The business was transferred to the Company’s platform and facilities at the end of May 2003.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Period to Period Change
	Increase (Decrease)
	Three Months ended June 30,		Six Months ended June 30,
	2004 (Restated) versus 2003		2004 (Restated) versus 2003
	Amount	Percentage	Amount	Percentage
Revenues -
Commissions	(470)	-0.6%	23,436	15.9%
Principal transactions, net	(16,767)	-41.8%	(6,153)	-9.3%
Interest	60	0.6%	(7)	—
Underwriting fees	(2,671)	-21.3%	(2,789)	-10.2%
Advisory fees	12,731	87.4%	22,720	76.3%
Arbitration award	—	—	(19,050)	-87.6%
Other	(2,537)	-32.5%	(2,894)	-24.5%
Total revenues	(9,654)	-5.9%	15,263	4.7%

Expenses -
Compensation and related costs	3,138	3.1%	25,003	12.6%
Clearing and exchanges fees	(1,918)	-33.4%	(4,953)	-38.9%
Communications and technology	(3,479)	-20.3%	5,157	–21.3%
Occupancy costs	844	7.2%	(3,191)	-10.92%

Interest	44	1.0%	1,072	14.38.9%

Other	2,841	27.4%	(266)	-1.0%

Total expenses	1,471	1.0. %	22,823	7.6%

Profit before taxes	(11,125)	-81.8%	(7,560)	-28.5%
Income taxes	(4,643)	-81.7%	(3,395)	-30.6%
Net profit	(6,482)	-81.9%	(4,165)	-27.0%

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

Interest

Net interest revenue (interest revenue less interest expense) in the three and six months ended June 30, 2004 (restated) decreased 33% and 19%, respectively, compared to the comparable periods of 2003. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, remained relatively unchanged in 2004 as in 2003. Interest expense includes the interest cost relating to the variable rate exchangeable debentures, which bear an annual effective interest rate of 4.5%. In the three and six months ended June 30, 2003, the interest expense on the debentures was expensed at the actual rate of 3%. A cumulative net adjustment of $1,095,000 was recorded in the fourth quarter of 2003 to record the 2003 expense based on the effective annual interest rate.

Expenses, other than interest

Compensation expense increased by 3% and 13%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003. Compensation expense has volume-related components and, therefore, increased with the increased level of commission business conducted in the six months ended June 30, 2004 compared to the comparable period of 2003. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the three and six months ended June 30, 2004 compared to the comparable periods in 2003. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees decreased 33% and 39%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 due to the elimination of higher costs associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period through May 27, 2003; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology decreased by 20% and increased by 21%, respectively, in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 due to the costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. The level of investment has now tapered off, reflected in the current quarter comparisons. Occupancy costs increased by 7% and decreased by 11%, respectively, in three and six months ended June 30, 2004 compared to the same periods of 2003 primarily due to the additional cost of space placed under lease to house new employees added to support services for the larger business entity, beginning in June 2003. Occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated. Other expenses continue to be affected by litigation settlement costs, although to a lesser degree in the second quarter of 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Liquidity and Capital Resources

Total assets at June 30, 2004 (restated) decreased by approximately 1% from December 31, 2003 with increases in receivable from brokers and clearing organizations and restricted deposits being offset by decreases in every other asset category. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2004, $65,899,000 of such borrowings were outstanding, a decrease of 28% compared to outstanding borrowings at December 31, 2003. At June 30, 2004, the Company had available collateralized and uncollateralized letters of credit of $132,000,000.

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

On May 21, 2004, the Company paid cash dividends of U.S.$0.09 per Class A and Class B Share totaling $1,211,000 from available cash on hand.

On July 27, 2004, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on August 20, 2004 to shareholders of record on August 6, 2004.

The book value of the Company’s Class A and Class B Shares was $22.38 at June 30, 2004 (restated) compared to $20.84 at June 30, 2003, an increase of approximately 7%, based on total outstanding shares of 13,355,943 and 12,821,243, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal.

The following table sets forth these contractual and contingent commitments as at June 30, 2004:

Contractual Obligations (In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total

Minimum rentals	$12	$22	$21	$19	$80	$154
Supplemental Executive Retirement Plan	1	—	—	—	—	1
Assumed Josephthal notes	2	1	—	—	—	3

Bank loans	5	10	10	6		31

Debentures	—	—	—	—	161	161

Zero coupon notes	6	15	15	6		42

Total	$26	$48	$46	$31	$241	$392

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46R, “Consolidation of Variable Interest Entities”, SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption did not have a material impact on its financial results.

The Company has reviewed SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2004, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

ITEM 4. Controls and Procedures (as restated)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). That evaluation included a review of the Company’s real estate lease accounting procedures and resulted in the discovery of accounting errors by the Company which required the restatement of its 2004 financial statements. As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Form 10-Q’s for the quarters ended March 31, June 30 and September 30, 2004 should be restated to correct the errors. In connection with this restatement, which is described in Note 2 to the financial statements, management has concluded the material weakness described below existed as of the end of such period and that its disclosure controls and procedures were ineffective as of that date. However, as of the date of filing, the Company has done a comprehensive review of existing leases and believes that amounts are recorded properly.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2004, management has concluded that the Company’s controls over its accounting policies related to rent escalations and landlord incentives were ineffective to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

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

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended June 30, 2004, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company’s subsidiaries are parties to legal proceedings incidental to their respective businesses. In management’s opinion, there are no legal proceedings to which the Company or its subsidiaries are parties or to which any of their respective properties are subject which are material to the Company’s financial position. The total number of cases in which the Company is involved and the related claims have increased due to acquisitions made by the Company since 2001. The potential significance of legal matters on the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

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
	J.L. Bitove
	R. Crystal
	A.G. Lowenthal
	K.W. McArthur
	A.W. Oughtred
	E.K. Roberts
	B. Winberg

3.	Amendment to 1996 Equity	96,927	12
	Incentive Plan

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Elaine K. Roberts

32.1	Certification of Albert G. Lowenthal and Elaine K. Roberts

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on the 13th day of June, 2005.

OPPENHEIMER HOLDINGS INC.

By: “A.G. Lowenthal”

A.G.Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By: “E.K. Roberts”

E.K.Roberts, President, Treasurer and Chief Financial Officer
(Principal Financial Officer)