Form 10-Q/A
period 2004-09-30
OPPENHEIMER HOLDINGS INC
filed 2005-06-15
CIK 791963

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

     The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 29, 2004 was 13,276,561 and 99,680 shares, respectively.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q is being filed to amend and reflect the restatement of its Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2004.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company had recorded an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Condensed Consolidated Balance Sheets as at September 30, 2004, as well as its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity as well as notes 2, 4, 5, 7 and 12 of Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2004 to reflect the restatement described above.

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

Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q. In accordance with the rules of the SEC, the affected items of the Form 10-Q, Items 1, 2 and 4 of Part I are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Quarterly Report on Form 10-Q. This Form 10-Q/A does not reflect events occurring after November 3, 2004 or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments described above.

OPPENHEIMER HOLDINGS INC.
INDEX

PART 1
FINANCIAL INFORMATION

Item. 1 Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Restated
	September 30,	December 31,
	2004	2003

Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$24,868	$34,478
Restricted deposits	13,682	14,466
Deposits with clearing organizations	16,220	17,858
Receivable from brokers and clearing organizations	426,311	278,521
Receivable from customers	851,863	906,487
Securities owned including amounts pledged of $2,469 ($1,427 in 2003), at market value	74,771	95,223
Notes receivable	76,161	97,919
Other assets	51,808	63,973
Stock exchange seats (approximate market value $4,220; $4,968 in 2003)	2,994	2,994
Property, plant and equipment, net of accumulated depreciation of $39,225; $32,150 in 2003	25,214	23,807
Intangible assets, net of amortization	35,314	35,865
Goodwill	137,889	137,889

	$1,737,095	$1,709,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	Restated
	September 30,	December 31,
	2004	2003

Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Drafts payable	$41,505	$68,148
Bank call loans	4,200	91,500
Payable to brokers and clearing organizations	638,774	467,966
Payable to customers	372,123	406,137
Securities sold, but not yet purchased, at market value	13,272	10,687
Accrued compensation	66,049	88,864
Accounts payable and other liabilities	59,294	35,450
Income taxes payable	1,730	67
Bank loans payable	28,872	39,655
Long term debt	39,110	50,875
Exchangeable debentures	160,822	160,822
Deferred tax liability	12,407	9,473

	1,438,158	1,429,644

Shareholders’ equity
Share capital
13,254,761 Class A non-voting shares (2003 – 12,819,520 shares)	48,844	41,520
99,680 Class B voting shares	133	133

	48,977	41,653
Contributed capital	8,708	5,966
Retained earnings	241,252	232,217

	298,937	279,836

	$1,737,095	$1,709,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars, except per share amounts
REVENUE:
Commissions	$70,804	$85,762	$241,394	$232,916
Principal transactions, net	22,331	35,822	82,385	102,029
Interest	11,026	10,570	32,185	31,736
Underwriting fees	9,476	12,948	34,082	40,343
Advisory fees	23,503	25,211	75,983	54,971
Arbitration awards	1,200	—	3,900	21,750
Other	3,981	6,091	12,903	17,907

	142,321	176,404	482,832	501,652

EXPENSES:
Compensation and related expenses	95,117	114,499	319,083	313,462
Clearing and exchange fees	3,82	3,544	11,593	16,266
Communications	16,821	14,442	42,131	43,649
Occupancy costs	8,254	13,674	38,302	37,859
Interest	4,975	3,973	13,539	11,465
Other	10,845	14,974	36,760	41,155

	139,836	165,106	461,408	463,856

Profit before income taxes	2,485	11,298	21,424	37,796
Income tax provision	1,068	4,682	8,765	15,774

NET PROFIT FOR PERIOD	$1,417	$6,616	$12,659	$22,022

Basic earnings per share	$0.11	$0.52	$0.95	$1.74
Diluted earnings per share	$0.11	$0.36	$0.76	$1.21

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars
Cash flows from operating activities:
Net profit for the period	$1,417	$6,616	$12,659	$22,022
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,574	2,686	7,627	7,027
Deferred tax liability	3,570	882	2,934	3,346
Tax benefit from employee stock options exercised	34	150	2,742	905
Decrease (increase) in operating assets, net of the effect of acquisitions:
Restricted deposits	1,637	(37,756)	784	(41,094)
Deposits with clearing organizations	153	(2,219)	1,638	(9,264)
Receivable from brokers and clearing organizations	(95,862)	334,627	(147,790)	180,444
Receivable from customers	32,615	5,497	54,624	(545,346)
Securities owned	7,739	7,896	20,452	(21,591)
Notes receivable	5,926	(11,647)	21,758	(23,241)
Other assets	(6,828)	5,191	12,165	(13,769)
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(6,290)	(21,316)	(26,643)	16,848
Payable to brokers and clearing organizations	64,558	(242,388)	170,808	(118,928)
Payable to customers	65,157	(53,870)	(34,014)	367,309
Securities sold, but not yet purchased	(16,834)	2,132	2,585	5,410
Accrued compensation	(1,440)	28,125	(22,815)	48,304
Accounts payable and other liabilities	10,804	(18,899)	23,842	(5,404)
Income taxes payable	1,730	285	1,663	3,673

Cash (used in) provided by operating activities	70,660	5,992	105,019	(123,349)

Cash flows from investing activities:
Purchase of the Oppenheimer & Co. divisions	—	—	—	(16,690)
Purchase of fixed assets	(4,114)	(3,993)	(8,481)	(9,106)

Cash used in investing activities	(4,114)	(3,993)	(8,481)	(25,796)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,212)	(1,155)	(3,624)	(3,455)
Issuance of Class A non-voting shares	91	870	10,415	7,095
Repurchase of Class A non-voting shares for cancellation	(3,091)	—	(3,091)	(585)
Zero coupon promissory note repayments	(3,825)	(3,616)	(11,765)	(10,961)
Proceeds from issuance of bank loans	—	25,000	—	50,000
Bank loan repayments	(2,564)	(3,389)	(10,783)	(6,246)
(Decrease) increase in bank loans	(61,699)	2,025	(87,300)	153,900

Cash provided by (used in) financing activities	(72,300)	19,735	(106,148)	189,748

Net increase (decrease) in cash and cash equivalents	(5,754)	21,734	(9,610)	40,603
Cash and cash equivalents, beginning of period	30,622	34,984	34,478	16,115

Cash and cash equivalents, end of period	$24,868	$56,718	$24,868	$56,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of U.S. dollars
Share capital
Balance at beginning of period	$51,977	$40,111	$41,653	$34,471
Issue of Class A non-voting shares	91	870	10,415	7,095
Repurchase of Class A non-voting shares for cancellation	(3,091)	—	(3,091)	(585)

Balance at end of period	$48,977	$40,981	$48,977	$40,981

Contributed capital
Balance at beginning of period	$8,674	$5,783	$5,966	$5,028
Tax benefit from employee stock options exercised	34	150	2,742	905

Balance at end of period	$8,708	$5,933	$8,708	$5,933

Retained earnings
Balance at beginning of period	$241,047	$221,243	$232,217	$208,137
Net profit for the period	1,417	6,616	12,659	22,022
Dividends	(1,212)	(1,155)	(3,62)	(3,455)

Balance at end of period	$241,252	$226,704	$241,252	$226,704

TOTAL SHAREHOLDERS’ EQUITY	$298,937	$273,618	$298,937	$273,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (formerly Fahnestock Viner Holdings Inc.) (“OPY”) and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (formerly Fahnestock & Co. Inc.) (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which operates its BUY and HOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.

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

In addition, the Company’s interest expense on its variable rate exchangeable debentures is being adjusted amongst the four quarters of 2004. In its Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company had recorded an immaterial cumulative net adjustment in the fourth quarter of $355,000. With the restatement of the 2004 quarters, the Company has chosen to record the applicable interest expense in each quarter rather than record the impact of the matter of the interest method as a fourth quarter adjustment. There is no impact on net profit for the year ended December 31, 2004 of the interest method matter. The Company has restated its Condensed Consolidated Balance Sheets as at September 30, 2004, as well as its Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Shareholders’ Equity as well as notes 2, 4, 5, 7 and 12 of Notes to Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2004 to reflect the restatement described above.

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

Unrelated to the restatement of the 2004 financial statements, the Company has reclassified communications and technology expense and occupancy costs for the three and nine months ended September 30, 2004 to conform with current presentation.

The following tables isolate each of the restated amounts in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2004. The restated amounts also reflect the effect of the restatement of the 2003 financial statements on February 28, 2005, as well as the effect of the matters described above. See the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 for full details (available on the Company’s web site www.opco.com on the Investor Relations page).

	September 30, 2004
	Restated	As originally reported
Condensed Consolidated Balance Sheets:

Other assets	$51,808	$51,469

Property, plant and equipment, net	$25,214	$21,852

Total assets	$1,737,095	$1,733,394

Accounts payable and other liabilities	$59,294	$51,195

Deferred income tax, net	$12,407	$14,070

Total liabilities	$1,438,158	$1,431,857

	September 30, 2004
	Restated	As originally reported
Retained earnings	$241,252	$243,852

Total shareholders’ equity	$298,937	$301,537

Total liabilities and shareholders’ equity	$1,737,095	$1,733,394

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
		As		As
		originally		originally
	Restated	reported	Restated	reported
Condensed Consolidated Statements of Operations:

Occupancy costs	$8,254	$13,987	$38,302	$42,154

Interest	$4,975	$4,769	$13,539	$12,927

Total expenses	$139,835	$139,527	$461,408	$458,812

Profit before income taxes	$2,485	$2,794	$21,424	$24,020

Income tax provision	$1,068	$1,198	$8,765	$9,856

Net profit for period	$1,417	$1,596	$12,659	$14,164

Basic earnings per share	$0.11	$0.12	$0.95	$1.06

Diluted earnings per share	$0.11	$0.12	$0.76	$0.83

Condensed Consolidated Statements of Changes in Shareholders’ Equity:

Net profit for period	$1,417	$1,596	$12,659	$14,164

Retained earnings, end of period	$241,252	$243,852	$241,252	$243,852

Total shareholders’ equity	$298,937	$301,537	$298,937	$301,537

	Three months ended		Nine months ended
	September 30, 2004		September 30, 2004
		As		As
		originally		originally
	Restated	reported	Restated	reported
Condensed Consolidated Statements of Cash Flows:

Net profit for period	$1,417	$1,596	$12,659	$14,164

Depreciation and amortization	$2,574	$2,478	$7,627	$7,368

Deferred tax liability, net	$3,570	$3,699	$2,934	$4,597

Other assets	$(6,828)	$(6,603)	$12,165	$12,141

Accounts payable and other liabilities	$10,805	$7,735	$23,843	$17,338

Cash provided by (used in) operating activities	$70,660	$68,028	$105,019	$101,400

Purchase of fixed assets	$(4,113)	$(1,482)	$(8,481)	$(4,862)

Cash used in investing activities	$(4,113)	$(1,482)	$(8,481)	$(4,862)

3. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46R, “Consolidation of Variable Interest Entities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption did not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

The Company has reviewed SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

4. Stock based compensation

The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Net profit, as reported	$1,417,000	$6,616,000	$12,659,000	$22,022,000
Stock-based employee compensation expense included in reported net income	—	—	—	—
Additional compensation expense	390,000	455,000	1,171,000	1,352,000

Pro forma net profit	$1,027,000	$6,161,000	$11,488,000	$20,670,000

Basic profit per share, as reported	$0.11	$0.52	$0.95	$1.74
Diluted profit per share, as reported	$0.11	$0.36	$0.76	$1.21

Pro forma basic profit per share	$0.08	$0.48	$0..86	$1.63
Pro forma diluted profit per share	$0.08	$0.34	$0.70	$1.14

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

Earnings per share has been calculated as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Basic weighted average number of shares outstanding	13,442,014	12,835,795	13,384,113	12,690,313

Net effect, if converted method (1)	—	6,932,000	6,932,000	6,932,000
Net effect, treasury method	84,328	333,199	204,690	262,339

Diluted common shares (2)	13,526,342	20,100,994	20,520,804	19,884,651

Net profit for the period, as reported	$1,417,000	$6,616,000	$12,659,000	$22,022,000
Effect of dilutive exchangeable debentures	—	680,000	2,840,000	2,040,000

Net profit available to shareholders and assumed conversions	$1,417,000	$7,296,000	$15,499,000	$24,062,000

Basic earnings per share	$0.11	$0.52	$0.95	$1.74
Diluted earnings per share	$0.11	$0.36	$0.76	$1.21

(1)	As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). In the three months ended September 30, 2004, the net effect of the if converted method is anti-dilutive and has therefore not been reflected in the calculation of diluted earnings per share for the quarter.

(2)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003

Number of antidilutive options, for the period	904,000	298,000	506,000	333,000

6. Securities owned and securities sold, but not yet purchased (at fair market value)

	September 30,	December 31,
	2004	2003
Securities owned consist of:
Corporate equities	$32,388,000	$34,877,000
Corporate and sovereign debt	16,048,000	24,962,000
U.S. government and agency and state and municipal government obligations	23,198,000	32,070,000
Money market funds and other	3,137,000	3,314,000

	$74,771,000	$95,223,000

	September 30,	December 31,
	2004	2003
Securities sold, but not yet purchased consist of:
Corporate equities	$8,012,000	$3,128,000
Corporate debt	3,296,000	5,115,000
U.S. government and agency and state and municipal government obligations and other	1,964,000	2,444,000

	$13,272,000	$10,687,000

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

7. Long term debt and exchangeable debentures

			September 30,
Issued	Maturity Date	Interest Rate	2004

Bank loans (a)	1/2/2008	6.5%	$28,872,000
Less current portion			10,119,000

Long term portion of bank loans			$18,753,000

Zero Coupon Promissory Note, issued January 2, 2003 (b)	—	0%	$39,110,000
Less current portion			11,900,000

Long term portion of long-term debt			$27,210,000

First and Second Variable Rate Exchangeable Debenture, issued January 6, 2003 (c)	1/2/2013	4.5%	$160,822,000

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

(c) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 — 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Under the interest method, the effective annual interest rate over the life of the first and second variable rate exchangeable debentures is 4.5%. The interest method was adopted in the fourth quarter of 2003. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,849,000 and $1,173,000,

respectively, and $5,508,000 and $3,518,000, respectively, for the three and nine months ended September 30, 2004 and 2003, respectively.

8. Net Capital Requirements

The Company’s major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2004, the net capital of Oppenheimer as calculated under the Rule was $193,087,000 or 19.1% of Oppenheimer’s aggregate debit items. This was $172,876,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2004, Freedom had net capital of $4,757,000, which was $4,507,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $334,576,000 (at December 31, 2003 — $237,329,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $601,817,000 (at December 31, 2003 — $444,977,000).

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

	Three Months ended		Nine Months ended
	September 30,		September 30,
	Restated		Restated
	2004	2003	2004	2003

Expressed in thousands of dollars
Revenue:
Private Client	$106,985	$133,530	$371,368	$386,000
Capital Markets	22,025	27,707	70,129	96,472
Asset Management	12,816	13,923	38,026	15,965
Other	495	1,244	3,309	3,215

Total	$142,321	$176,404	$482,832	$501,652

Operating Income:
Private Client	$2,733	$3,707	$23,313	$1,259
Capital Markets	4,109	5,388	13,358	16,992
Asset Management	864	2,028	638	2,404
Other *	(5,221)	175	(15,885)	17,141

Total	$2,485	$11,298	$21,424	$37,796

*	Losses in the Other segment in 2004 reflect the increasing burden of compliance in today’s regulatory environment, the costs of financing long-term debt, as well as ongoing litigation settlement costs relating to past acquisitions. The Other segment in the nine months ended September 30, 2003 includes the impact of the favorable arbitration award received in January 2003.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 83 offices in 22 states located throughout the United States. The Company conducts business in South America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2004 totaled approximately $45.6 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUY and HOLD, a division of Freedom. At September 30, 2004, client assets under management by the asset management groups totaled $9.3 billion. At September 30, 2004, the Company employed approximately 2,900 people, of whom 1,542 were financial consultants.

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

During the nine months ended September 30, 2004, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Results of Operations

Net profit for the three and nine months ended September 30, 2004 (restated) was $1,417,000 or $0.11 per share and $12,659,000 or $0.95 per share, respectively, a decrease of 79% and 43%, respectively, when compared to $6,616,000 or $0.52 per share and $22,022,000 or $1.74 per share, respectively, in the same periods of 2003. Revenue for the three and nine months ended September 30, 2004 was $142,321,000 and $482,832,000, respectively, a decrease of 19% and 4%, respectively, compared to revenue of $176,404,000 and $501,652,000, respectively, in the same periods of 2003. Expenses decreased by 16% and 1%, respectively, in the three and nine months ended September 30, 2004 compared to the same periods of 2003, primarily reflecting decreased volume-related compensation expense, which varies with the level of commission revenue.

It is important to note when comparing the results of the nine months ended September 30, 2004 (restated) and 2003, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000, litigation costs from cases involving firms acquired in 2001 of approximately $5 million, and write-downs of approximately $1.2 million (netting to approximately $15.5 million). In addition, during the first five months of 2003, the Company’s results were impacted by higher expenses paid to CIBC for clearing and other services for the U.S. private client business, which was acquired from them in January 2003. The business was transferred to the Company’s platform and facilities at the end of May 2003.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Period to Period Change
	Increase (Decrease)
	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004 (Restated) versus 2003		2004 (Restated) versus 2003
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$(14,958)	-17.4%	$8,478	3.6%
Principal transactions, net	(13,491)	-37.7%	(19,644)	-19.3%
Interest	456	4.3%	449	1.4%
Underwriting fees	(3,472)	-26.8%	(6,261)	-15.5%
Advisory fees	(1,708)	-6.8%	21,012	38.2%
Arbitration awards	1,200	100.0%	(17,850)	-82.1%
Other	(2,110)	-34.7%	(5,004)	-27.9%
Total revenue	(34,083)	-19.3%	(18,820)	-3.8%

Expenses -
Compensation	(19,382)	-16.9%	5,621	1.8%
Clearing and exchanges fees	279	7.9%	(4,673)	-28.7%
Communications	2,379	16.5%	(1,518)	-3.5%
Occupancy costs	(5,420)	-39.6%	443	1.2%
Interest	1,002	25.2%	2,074	18.1%
Other	(4,129)	-27.6%	(4,395)	-10.7%
Total expenses	(25,271)	-15.3%	2,448)	-0.5%

Profit before taxes	(8,813)	-78.0%	(16,372)	-43.3%
Income taxes	(3,614)	-77.2%	(7,009)	-44.4%
Net profit	$(5,199)	-78.6%	$(9,363)	-42.5%

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

Interest

Net interest revenue (interest revenue less interest expense) decreased by 8% in the three and nine months ended September 30, 2004 (restated). Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, remained relatively unchanged in 2004 as in 2003. Interest expense includes the interest cost relating to the variable rate exchangeable debentures, which bear an effective annual interest rate of 4.5% . In the three and nine months ended September 30, 2003, the interest expense on the debentures was expensed at the actual rate of 3%. A cumulative net adjustment of $1,095,000 was recorded in the fourth quarter of 2003 to record the 2003 expense based on the effective annual interest rate.

Expenses, other than interest

Compensation expense decreased by 17% in the three months ended September 30, 2004 and increased by 2% for the nine months ended September 30, 2004 compared to the comparable periods of 2003. Compensation expense has volume-related components and, therefore, decreased with the decreased level of commission business conducted in the three months ended September 30, 2004, compared to the comparable period of 2003. The amortization of forgivable loans to brokers is included in compensation expense and contributed to the increase in compensation expense in the nine months ended September 30, 2004, compared to the comparable period in 2003. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003, which will continue through most of 2006. The cost of clearing and exchange fees increased by 8% in the three months ended September 30, 2004 and decreased by 29% in the nine months ended September 30, 2004, compared to the comparable periods of 2003. The change in the year to date comparison is primarily due to the elimination of higher costs associated with the clearing of Oppenheimer private client division customer accounts by CIBC World Markets during the transition period through May 27, 2003; however, the Company’s employment costs and associated expenses for self-clearing this additional business increased when compared to the same periods of 2003. The cost of communications and technology increased by 17% in the three months ended September 30, 2004 and decreased by 4%, respectively, in the nine months ended September 30, 2004, compared to the comparable periods of 2003 due to the costs associated with upgrading the technology base across the firm after the conversion of the Oppenheimer private client division accounts in May 2003. Occupancy costs decreased by 40% in the three months ended September 30, 2004 and increased by 1% in the nine months ended September 30, 2004 compared to the same periods of 2003. On the year to date comparison, the change is primarily due to the additional cost of space placed under lease to house new employees added to support services for the larger business entity, beginning in June 2003. On the three month comparison, occupancy costs have been aggressively addressed and previously underutilized space has been refitted and occupied and overlapping offices have been integrated, resulting in a reduction in occupancy-related expenses in

2004 compared to 2003. Other expenses continue to be affected by litigation settlement costs, although to a lesser degree in the third quarter of 2004. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Liquidity and Capital Resources

Total assets at September 30, 2004 (restated) increased by approximately 1% from December 31, 2003 with increases in receivable from brokers and clearing organizations being offset by decreases in every other liquid asset category. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit as well as bonded debt. The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2004, $4,200,000 of such borrowings were outstanding, a decrease of 95% compared to outstanding borrowings at December 31, 2003. At September 30, 2004, the Company had available collateralized and uncollateralized letters of credit of $132,000,000.

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

The book value of the Company’s Class A and Class B Shares was $22.38 at September 30, 2004 (restated) compared to $21.24 at September 30, 2003, an increase of approximately 5%, based on total outstanding shares of 13,354,441 and 12,880,020, respectively.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of Josephthal & Co. Inc.

The following table sets forth these contractual and contingent commitments as at June 30, 2004:

Contractual Obligations (In millions of dollars)

	2004	2005	2006	2007	Thereafter	Total

Minimum rentals	$6	$22	$22	$20	$89	$159
Supplemental Executive Retirement Plan	1	—	—	—	—	1
Assumed Josephthal notes	1	1	—	—	—	2

Bank loans	3	10	10	6		29

Debentures	—	—	—	—	161	161

Zero coupon notes	3	12	12	12	—	39

Total	14	45	44	38	250	391

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, FIN No. 46R, “Consolidation of Variable Interest Entities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company has adopted these statements and interpretations and their adoption did not have a material impact on its consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

The Company has reviewed SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, and has adopted the disclosure provisions, but does not intend to adopt the other provisions of this standard at this time.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, management has concluded that the Company’s controls over its accounting policies related to rent escalations and landlord incentives were ineffective to ensure that such transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 13th day of June, 2005.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President, Treasurer and Chief Financial Officer
(Principal Financial Officer)