Form 10-Q
period 2005-06-30
OPPENHEIMER HOLDINGS INC
filed 2005-08-09
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on July 31, 2005 was 12,840,741 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2005	2004
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$40,651	$33,390
Restricted deposits	20,330	15,291
Deposits with clearing organizations	13,440	17,006
Receivable from brokers and clearing organizations	536,197	474,523
Receivable from customers	1,139,085	864,304
Securities owned including amounts pledged,
at market value	77,260	78,445
Notes receivable	60,865	70,070
Other assets	56,061	56,606
Property, plant and equipment, net of accumulated
depreciation of $46,379; $41,906 in 2004	20,810	23,545
Intangible assets, net of amortization	34,763	35,130
Goodwill	137,889	137,889

	$2,137,351	$1,806,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2005	2004
Expressed in thousands of dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$44,258	$59,239
Bank call loans	262,900	2,373
Payable to brokers and clearing organizations	788,537	671,953
Payable to customers	371,652	383,700
Securities sold, but not yet purchased, at market value	10,713	10,536
Accrued compensation	60,969	73,086
Accounts payable and other liabilities	71,143	66,658
Income taxes payable	17	2,399
Bank loans payable	19,583	24,643
Long term debt	28,495	35,378
Exchangeable debentures	160,822	160,822
Deferred income tax, net	13,052	8,528
	1,832,141	1,499,315

Shareholders' equity
Share capital
12,943,541 Class A non-voting shares
(2004 – 13,296,876 shares)	41,636	49,504
99,680 Class B voting shares	133	133
	41,769	49,637
Contributed capital	8,810	8,780
Retained earnings	254,631	248,467
	305,210	306,884

	$2,137,351	$1,806,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$75,251	$78,360	$156,300	$170,590
Principal transactions, net	25,852	23,342	46,238	60,054
Interest	17,599	10,607	32,143	21,159
Underwriting fees	14,512	9,863	26,812	24,606
Advisory fees	28,898	27,302	55,749	52,480
Arbitration award	-	-	-	2,700
Other	3,817	5,269	5,933	8,922
	165,929	154,743	323,175	340,511

EXPENSES:
Compensation and related expenses	101,355	104,605	205,311	223,966
Clearing and exchange fees	4,348	3,822	8,616	7,770
Communications and technology	12,949	13,639	25,555	29,342
Occupancy and equipment costs	11,683	12,627	23,595	26,016
Interest	8,870	4,375	15,611	8,564
Other	18,181	13,199	29,453	25,915
	157,386	152,267	308,141	321,573
Profit before income taxes	8,543	2,476	15,034	18,938
Income tax provision	3,748	1,039	6,474	7,697
NET PROFIT FOR THE PERIOD	$4,795	$1,437	$8,560	$11,241

Earnings per share:
Basic	$0.36	$0.11	$0.64	$0.84
Diluted	$0.29	$0.11	$0.53	$0.64

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Expressed in thousands of dollars
Cash flows from operating activities:
Net profit for the period	$4,795	$1,437	$8,560	$11,241
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,522	2,547	4,841	5,053
Deferred taxes	2,166	(196)	4,524	(636)
Tax benefit from employee stock options exercised	-	33	30	2,708
Amortization of notes receivable	6,023	7,305	11,901	15,196
Change in allowance for doubtful accounts	(1,067)	(1,882)	(1,082)	(533)
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(5,440)	(1,295)	(5,039)	(853)
Deposits with clearing organizations	(2,075)	6,464	3,566	1,485
Receivable from brokers and clearing
Organizations	(90,958)	2,060	(61,673)	(51,928)
Receivable from customers	(235,481)	15,901	(274,782)	22,009
Securities owned	(970)	15,223	1,185	12,714
Notes receivable	(2,176)	(215)	(2,696)	636
Other assets	223	7,142	1,626	19,527
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts Payable	(3,986)	(6,867)	(14,981)	(20,353)
Payable to brokers and clearing organizations	77,241	25,363	116,585	106,250
Payable to customers	2,994	(75,455)	(12,048)	(99,171)
Securities sold, but not yet purchased	1,127	16,606	177	19,419
Accrued compensation	9,693	5,129	(12,117)	(21,375)
Accounts payable and other liabilities	7,825	(198)	4,485	13,038
Income taxes payable	-	(3,759)	(2,382)	(67)
Cash (used in) provided by operating activities	(227,544)	15,343	(229,320)	34,360

Cash flows from investing activities:
Purchase of fixed assets	(1,221)	(1,426)	(1,739)	(4,368)
Cash used in investing activities	(1,221)	(1,426)	(1,739)	(4,368)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,182)	(1,211)	(2,396)	(2,412)
Issuance of Class A non-voting shares	-	120	2,629	10,324
Repurchase of Class A non-voting shares
for cancellation	(5,517)	-	(10,497)	-
Zero coupon promissory note repayments	(3,252)	(3,745)	(6,883)	(7,940)
Bank loan repayments	(2,530)	(3,250)	(5,060)	(8,219)
(Decrease) increase in bank call loans	236,600	(14,001)	260,527	(25,601)
Cash provided by (used in) financing activities	224,119	(22,087)	238,320	(33,848)

Net (decrease) increase in cash and cash equivalents	(4,646)	(8,170)	7,261	(3,856)
Cash and cash equivalents, beginning of period	45,297	38,792	33,390	34,478

Cash and cash equivalents, end of period	$40,651	$30,622	$40,651	$30,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Expressed in thousands of dollars
Share capital
Balance at beginning of period	$47,286	$51,857	$49,637	$41,653
Issue of Class A non-voting shares	-	120	2,629	10,324
Repurchase of Class A non-voting shares for cancellation	(5,517)	-	(10,497)	-
Balance at end of period	$41,769	$51,977	$41,769	$51,977

Contributed capital
Balance at beginning of period	$8,810	$8,641	$8,780	$5,966
Tax benefit from employee stock options exercised	-	33	30	2,708
Balance at end of period	$8,810	$8,674	$8,810	$8,674

Retained earnings
Balance at beginning of period	$251,018	$240,821	$248,467	$232,217
Net profit for the period	4,795	1,437	8,560	11,241
Dividends	(1,182)	(1,211)	(2,396)	(2,411)
Balance at end of period	$254,631	$241,047	$254,631	$241,047

TOTAL SHAREHOLDERS' EQUITY	$305,210	$301,698	$305,210	$301,698

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.  Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

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

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment”.  SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The implementation date for SFAS No. 123-R has recently been extended. Consequently, the Company will commence expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

3. Stock based compensation

The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of dollars except per share amounts.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net profit, as reported	$4,795	$1,437	$8,560	$11,241
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	381	393	763	781
Pro forma net profit	$4,414	$1,044	$7,797	$10,460

Basic profit per share, as reported	$0.36	$0.11	$0.64	$0.84
Diluted profit per share, as reported	$0.29	$0.11	$0.53	$0.64

Pro forma basic profit per share	$0.33	$0.08	$0.59	$0.78
Pro forma diluted profit per share	$0.27	$0.08	$0.49	$0.60

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and six months ended June 30, 2005 and 2004, respectively, was nil and $85,000, respectively, and $771,000 and $2,016,000, respectively. The fair value is being amortized over five years on an after-tax basis for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

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

Earnings per share has been calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	13,261,798	13,477,599	13,279,114	13,355,943
Net effect, if converted method (1)	6,932,000	-	6,932,000	6,932,000
Net effect, treasury method (2)	-	216,408	1,999	273,501
Diluted common shares	20,193,798	13,694,007	20,213,113	20,561,444

Net profit for the period, as reported	$4,795,000	$1,437,000	$8,560,000	$11,241,000
Effect of dilutive exchangeable debentures	1,061,000	-	2,110,000	1,886,000
Net profit, available to shareholders and assumed conversions	$5,856,000	$1,437,000	$10,670,000	$13,127,000

Basic earnings per share	$0.36	$0.11	$0.64	$0.84
Diluted earnings per share	$0.29	$0.11	$0.53	$0.64

(1)

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). The net effect of the if converted method is anti-dilutive for the three months ended June 30, 2004.

(2)

The net effect of the treasury method is anti-dilutive for the three months ended June 30, 2005. The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Number of antidilutive options, end of period	1,746,475	506,000	1,736,475	506,000

5. Securities owned and securities sold, but not yet purchased (at fair market value)

Amounts are expressed in thousands of dollars.

	June 30, 2005	December 31, 2004
Securities owned consist of:
Corporate equities	$28,679	$37,111
Corporate and sovereign debt	17,791	14,326
U.S. government and agency obligations	7,828	8,638
State and municipal government obligations	20,406	14,954
Money market funds and other	2,556	3,416
	$77,260	$78,445

	June 30, 2005	December 31, 2004
Securities sold, but not yet purchased consist of:
Corporate equities	$3,951	$5,321
Corporate debt	4,088	3,266
U.S. government and agency obligations	1,807	649
State and municipal government obligations	765	1,268
Other	102	32
	$10,713	$10,536

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at June 30, 2005 are securities with fair market values of approximately $13,681,000 ($15,097,000 at December 31, 2004), which are related to deferred compensation liabilities to former employees of CIBC World Markets. At June 30, 2005, the Company had pledged securities owned of approximately $1,798,000 ($3,333,000 at December 31, 2004) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt and exchangeable debentures

Amounts are expressed in thousands of dollars.

Issued	Maturity Date	Interest Rate	June 30, 2005

Bank loans (a)	1/2/2008	6.5%	$19,583

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$28,495

First and Second Variable Rate Exchangeable Debenture, issued January 6, 2003 (c)	1/2/2013	4.5%	$160,822

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. As at June 30, 2005, the Company was in compliance with the covenants. For the three and six months ended June 30, 2005 and 2004, respectively, interest expense on bank loans was $428,000 and $581,000, respectively, and $878,000 and $1,106,000, respectively.

(b) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default. The estimated current portion due on the Zero Coupon Promissory Note is $10,155,000.

(c) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. For the three and six months ended June 30, 2005 and 2004, respectively, interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,829,000 and $1,829,000, respectively, and $3,637,000 and $3,659,000, respectively. Under the interest method, the effective annual interest rate over the life of the First and Second Variable Rate Exchangeable Debentures is 4.5%.

7. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2005, the net capital of Oppenheimer as calculated under the Rule was $200,685,000 or 14.27% of Oppenheimer's aggregate debit items. This was $172,557,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2005, Freedom had net capital of $6,248,000, which was $5,998,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $452,877,000 (at December 31, 2004 - $415,288,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $ 762,013,000(at December 31, 2004 - $641,393,000).

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

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the balance sheet. Securities positions are monitored on a daily basis.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At June 30, 2005, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $454,896,000 under securities loan agreements. In addition, the Company has received collateral of approximately $436,371,000 under securities borrow agreements, of which the Company has repledged approximately $305,155,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from five major U.S. broker-dealers totaling $269,328,000.

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

At June 30, 2005, the Company had outstanding commitments to buy and sell of $983,000 and $606,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At June 30, 2005, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

10. Related Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

11. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company’s business is conducted primarily in the United States.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three months ended June 30,		Six months ended June 30,
In thousands of dollars	2005	2004	2005	2004
Revenue:
Private Client	$121,358	$116,209	$245,812	$266,956
Capital Markets	29,314	24,224	46,819	45,429
Asset Management	14,316	12,898	28,690	25,210
Other	941	1,412	1,854	2,916
Total	$165,929	$154,743	$323,175	$340,511

Operating Income:
Private Client	$2,554	$(4,578)	$9,908	$11,921
Capital Markets	4,909	5,701	5,468	9,994
Asset Management	940	489	1,811	(226)
Other	140	864	(2,153)	(2,751)
Total	$8,543	$2,476	$15,034	$18,938

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in South America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2005 totaled approximately $49.7 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At June 30, 2005, client assets under management by the asset management groups totaled $10.9 billion. At June 30, 2005, the Company employed approximately 2,787 people, of whom [1,420] were financial consultants.

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

During the three and six months ended June 30, 2005, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

The second quarter of 2005 remained challenging, although economic conditions continued to improve.  U.S. consumer confidence strengthened, as although  investors remained concerned about record high oil prices, higher inflation, rising interest rates, and the twin U.S. deficits (trade and budget). Iraq and unresolved global issues continue to put a damper on investor confidence. Revenue improved in the second quarter of 2005 compared to the same period of 2004 in the Company’s  principal trading activities, underwriting activities and asset management business. The Company’s expense burden in 2005 increased compared to the same period of 2004 due primarily to higher interest costs, as well as the increased provision for legal and regulatory reserves.

The Company has experienced a material increase in expenses relating to regulatory matters as it responds to the requirements of its various industry regulators, the Sarbanes-Oxley Act, the Patriot Act, and the industry-wide mutual funds inquiry, all of which impose significant costs, as well as the expenditure of time and effort for the organization. These costs are anticipated to continue throughout the current year and into the future.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the three and six months ended June 30, 2005 compared to the same periods in 2004. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

The Company’s focus continues to be the expansion and building of its business, through investment in experienced professionals throughout the Company and continued improvement in its technology platform.

 Regulatory Environment

The brokerage business is subject to regulation by the United States Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers (“NASD”) and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. This regulatory environment has resulted in increased costs of compliance with rules and regulations, in particular, the impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) that are related thereto. The Company’s increased exposure to regulatory actions could potentially lead to the elimination of, or material changes to, certain lines of business. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General, the NYSE and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm.  The Company has conducted its own investigation and is continuing to cooperate with the investigating entities.

The Company believes that a few of its former financial advisors, working from a single branch office, have engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.  The former employees and two persons, who had a supervisory role with respect to such financial advisors, who continue to be employed by the Company, are also being investigated by and have received “Wells Notices” from the SEC; the Company has received no such Notice. There is no evidence that either the Company or its employees were engaged in "late trading".  The Company continues to closely monitor its mutual fund activities and the activities of its employees.

Other Regulatory Matters

 The Company has pending various regulatory matters with respect to its operations up to and including 2004. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it has made to a common systems platform between November 2001 and August 2003. During that period of time, the Company absorbed approximately 35 branch offices and 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies, each of which utilized a different technology platform.  The Company's business doubled during this period. As previously reported, certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues, which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD.  The Company expects that one or more of these investigations will result in enforcement actions against the Company.

On May 3, 2005 the NASD filed a complaint against Oppenheimer for matters arising prior to 2004 with respect to the timeliness and accuracy of its municipal bond reporting, the adequacy of its email retention, the adequacy of its supervisory systems and procedures, as well as the timeliness of its response to certain NASD requests for information.  The Company believes that it has made and continues to make every effort to cooperate with the NASD and all other regulators. The Company worked diligently to provide tens of thousands of documents and all requested information and will continue to work with the NASD toward a speedy resolution of this matter.

Oppenheimer has recently been advised by the Staff of the NASD that the NASD has made a preliminary determination to recommend that an action be brought against the Chairman of Oppenheimer for alleged violations with respect to the Company’s filing of the NASD mutual fund breakpoint survey in 2003. Such action, if brought, could result in, among other things, monetary penalty, censure, suspension and/or other remedial sanctions. The Company believes that there is no basis for such action and that substantial defenses exist. The Company has filed a “Wells Submission” (a formal response to a request from a regulator that describes why an action should not be brought) with the NASD on behalf of the Company’s Chairman and CEO, Albert G. Lowenthal.  The Wells Submission sets forth the reasons why there is no basis for the NASD to bring claims that Mr. Lowenthal failed to properly oversee a response to an industry-wide NASD mutual fund breakpoint survey conducted in 2003 or that he permitted the filing of incorrect data in that response.

As stated in the Company’s Wells Submission, Oppenheimer had previously informed the NASD of certain limitations within its system relative to selecting out and generating data in the form requested by the NASD, and the NASD had stated that no extensions to file would be granted to any firm.  As a result, at the deadline, Oppenheimer submitted the data it then had available.  The NASD informed Oppenheimer within two days that its submission was deficient. As further stated in its Wells Submission, the assignment of overall responsibility for the response to the 2003 survey was properly delegated by Mr. Lowenthal to individuals who had the requisite experience and background to complete and file the survey with the NASD. This was an appropriate delegation of responsibilities as permitted under normal corporate organization, the securities laws and the NASD’s own rules. The Company and Mr. Lowenthal believe that there is no basis for a disciplinary action to be brought against Mr. Lowenthal because of these issues.

It should also be noted that Oppenheimer subsequently undertook on a voluntary basis to review all of its mutual fund trades for all classes for the period from 2000 to the present time. This review included a search for all trades that may have been eligible for a break-point (reduced commission) but did not receive them. Oppenheimer has begun refunding these amounts to both former and existing clients.

The Company and Mr. Lowenthal are cooperating and intend to continue to cooperate with all regulators and to negotiate a fair resolution of all outstanding regulatory issues which Oppenheimer faces.  However, if the NASD does file an action based on the submission of the data for the survey, the Company and Mr. Lowenthal intend to vigorously contest that action.

Oppenheimer is also subject to various investigations by the NYSE that are likely to result in an enforcement action or actions with respect to its handling of the conversion of the client accounts of CIBC World Markets during May 2003, various Patriot Act and anti-money laundering issues, and issues related to activities by a few of its former financial advisors with respect to market timing or late trading of mutual funds as discussed above. Such actions, if brought, could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions.  The Company has been working with the NYSE toward a resolution of these matters.

While the Company believes that it has substantial defenses to the claims and has had recent discussions with the NASD and the NYSE regarding possible resolution of these matters, the Company expects that one or more of these matters will result in enforcement actions against it.  As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has increased its legal reserves for the second quarter 2005.

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

Results of Operations

Net profit for the three months ended June 30, 2005 was $4,795,000 or $0.36 per share, an increase of 234% when compared to $1,437,000 or $0.11 per share in the same period of 2004. Revenue for the three months ended June 30, 2005 was $165,929,000, an increase of 7% compared to revenue of $154,743,000 in the same period of 2004.  Expenses increased by 3% in the three months ended June 30, 2005 compared to the same period of 2004, primarily reflecting increased interest expense and legal and regulatory expenses.

Net profit for the six months ended June 30, 2005 was $8,560,000 or $0.64 per share, a decrease of 24% in net profit when compared to $11,241,000 or $0.84 per share in the same period of 2004. Revenue for the six months ended June 30, 2005 was $323,175,000 compared to $340,511,000 for the same period in 2004, a decrease of 5%.  Expenses decreased by 4% in the six months ended June 30, 2005 compared to the same period of 2004, primarily reflecting decreased volume-related compensation expense, which varies with the level of commission revenue.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2005 versus 2004		2005 versus 2004
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$(3,109)	-4.0	$(14,290)	-8.4
Principal transactions, net	2,510	10.6	(13,816)	-23.0
Interest	6,992	65.9	10,984	51.9
Underwriting fees	4,649	47.1	2,206	9.0
Advisory fees	1,596	5.9	3,269	6.2
Arbitration awards	-	-	(2,700)	-100
Other	(1,452)	-27.6	(2,988)	-33.5
Total revenue	11,186	7.2	(17,335)	-5.1

Expenses -
Compensation and related expense	(3,250)	-3.1	(18,655)	-8.3
Clearing and exchanges fees	526	13.7	846	10.9
Communications and technology	(690)	-5.1	(3,787)	-12.9
Occupancy and equipment costs	(944)	-7.5	(2,421)	-9.3
Interest	4,495	102.7	7,047	82.3
Other	4,982	37.8	3,538	13.7
Total expenses	5,119	3.4	(13,432)	-4.2

Profit before taxes	6,067	245.0	(3,903)	-20.6
Income taxes	2,709	260.7	(1,222)	-15.9
Net profit	$3,358	233.7	$(2,681)	-23.9

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three and six months ended June 30, 2005, commission revenue decreased by 4% and 8%, respectively, compared to the same periods of 2004, primarily as a result of a decline in investor activity in the equity markets in the periods being compared. Net revenue from principal transactions increased by 11% in the three months ended June 30, 2005 and decreased by 23% in the six months ended June 30, 2005 compared to the comparable periods of 2004. The second quarter of 2005 included the impact of gains taken during the quarter from investments and favorable results in fixed income trading NASDAQ trading results declined from the same period last year. The six month period reflected the impact of greater pricing transparency and competitive factors, as well as lower market trading volumes generally in the first half of 2005 compared to the first half of 2004. Investment banking revenues increased 47% and 9%, respectively, in the three and six months ended June 30, 2005 compared with the same periods of 2004 due to growth in this effort and an increase in new issue and secondary issuance in 2005 compared to 2004. Advisory fees increased by 6% for both the three and six months ended June 30, 2005 compared to the same periods of 2004, reflecting a client base that is increasingly interested in fee-based services and products. Assets under management by the asset management group were $10.9 billion at June 30, 2005 compared to $9.6 billion at June 30, 2004. The Company received an arbitration award in the first three months of 2004 of $2.7 million (nil in 2005), affecting the six month comparison.

Interest

Net interest revenue (interest revenue less interest expense) increased by 40% and 31%, respectively, in the three and six months ended June 30, 2005 compared to the same periods of 2004. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 66% and 52%, respectively, in the three and six months ended June 30, 2005 compared to the same periods of 2004 primarily as a result of higher interest rates in 2005, higher customer debit balances and increased securities lending activities.

Expenses, other than interest

Compensation expense decreased by 3% and 8%, respectively, in the three and six months ended June 30, 2005 compared to the comparable periods of 2004. Compensation expense has volume-related components and, therefore, changes with the level of commission business conducted in the three and six months ended June 30, 2005 compared to the comparable periods of 2004. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The level of this amortization expense has dropped substantially in 2005 compared to 2004 due to a 16% decrease in the number of brokers owing such amounts to the Company. Employees who leave with note balances outstanding are expected to repay these balances. The Company’s collection experience with respect to these notes is favorable. The cost of clearing and exchange fees increased by 14% and 11%, respectively, in the three and six months ended June 30, 2005 compared to the comparable periods of 2004 partly due to increased floor brokerage costs arising from increased institutional revenues. The cost of communications and technology decreased 5% and 13%, respectively, in the three and six months ended June 30, 2005 compared to the comparable periods of 2004. While the Company continues to build out its technology platform for supporting its increasingly more complex business, it has been successful in reducing its costs through reviewing vendor charges and renegotiating more favorable terms. Occupancy costs decreased by 8% and 9%, respectively, in the three and six months ended June 30, 2005 compared to the comparable periods of 2004 due to the integration of overlapping offices and utilization of previously underutilized space. In addition the expense for the six months ended June 30, 2004 includes the cumulative impact of the change in accounting for leases and landlord incentives of $1,880,000, which was recorded in the restated results for the year to date ended June 30, 2004, affecting the six month comparison. Other expenses increased by 38% and 14%, respectively, in the first three and six months ended June 30, 2005 compared to the comparable periods in 2004. In the three months ended June 30, 2005 the change was due to approximately a $1 million decrease in bad debt expense and approximately a $5.5 million increase in litigation and legal reserves compared to the same period of 2004. Other expenses are expected to continue to be impacted by litigation settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses. The increased burden of compliance with regulatory authorities, as well as Sarbanes-Oxley Act compliance, is reflected in higher audit and accounting fees as well as higher compensation and consulting fee expenses.

Liquidity and Capital Resources

Total assets at June 30, 2005 increased by 18% compared to total assets at December 31, 2004, primarily due to an increase in receivable from customers. The increase in customer margin debits reflects the Company’s increased business relationship with financial institutions using the facilities of the Company for the purchase of various fixed income, highly marketable securities. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2005, $262,900,000 of such borrowings were outstanding, an increase of over 100 times compared to outstanding borrowings at December 31, 2004, due to higher levels of customer margin balances. At June 30, 2005, the Company had available collateralized and uncollateralized letters of credit of $141 million.

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 35% of the then-issued Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is being financed from internally generated funds. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer divisions, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at June 30, 2005, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

Funding Risk

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash (used in) provided by operations	(227,544)	15,343	(229,320)	34,360
Cash used in investing activities	(1,221)	(1,426)	(1,739)	(4,368)
Cash provided by (used in) financing activities	224,119	(22,087)	238,320	(33,848)
Net increase (decrease) in cash and cash equivalents	$(4,646)	$(8,170)	$7,261	$(3,856)

Increased client borrowings to carry securities has resulted in a comparable increase in bank loans to fund such client borrowings. In addition the Company’s investment in an institutional money management platform has resulted in a funding of ‘Seed Accounts’ to track performance during the early stages of its operation.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

In the second quarter of 2005, the Company purchased 254,400 Class A Shares pursuant to a Normal Course Issuer Bid (which commenced on July 22, 2004, and terminated on July 21, 2005) at an average cost per share of $21.68.

On May 20, 2005, the Company paid cash dividends of U.S.$0.09 per Class A and Class B Share totaling $1,182,000 from available cash on hand.

On July 22, 2005, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on August 19, 2005, to shareholders of record on August 5, 2005.

The book value of the Company’s Class A and Class B Shares was $23.40 at June 30, 2005 compared to $22.38 at June 30, 2004, an increase of approximately 5%, based on total outstanding shares of 13,043,221 and 13,355,943, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 10 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the 2003 acquisition from CIBC World Markets.

The following table sets forth these contractual and contingent commitments as at June 30, 2005:

Contractual Obligations  (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$157	$13	$47	$39	$58
Supplemental Executive Retirement Plan	1	-	-	1	-
Bank loans	17	5	12	-	-
Debentures	161	-	-	-	161
Zero coupon notes	28	8	12	7	1
Total	364	43	71	47	220

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

Factors Affecting “Forward-Looking Statements”

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation  experience of the securities industry or the Company, (x) the results of regulatory enforcement actions affecting the Company, (xi) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xii) the effectiveness of efforts to reduce costs and eliminate overlap, (xiii) war and nuclear confrontation, (xiv) the Company’s ability to achieve its business plan and (xv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and six months ended June 30, 2005, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15e of the Exchange Act. That evaluation included a review, in April 2005, of the Company’s real estate lease accounting procedures and resulted in the discovery of accounting errors by the Company which required the restatement of its 2004 financial statements. As a result of the discovery of these errors, the Company, after consultation with the Audit Committee, decided that the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2004 and its unaudited financial statements included in the Form 10-Qs for the quarters ended March 31, June 30 and September 30, 2004 should be restated to correct the errors. As of the date of filing, the Company believes its disclosure controls and procedures are effective.

The Company has addressed the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of accounting related to real estate leases and establishing new procedures (none of which the Company considers material) to ensure that new leases and landlord incentives are properly handled by the accounting department. Existing leases and landlord incentives have been identified and scheduled to ensure that the correct amounts are expensed each month. As of June 30, 2005, management has concluded that the Company’s controls over its accounting policies are effective to ensure that transactions are recorded in accordance with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control over Financial Reporting

The following changes in the Company’s internal control over financial reporting which occurred during the quarter ended June 30, 2005 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the quarter ended June 30, 2005, the Company remediated the material weakness in its internal control over financial reporting as described above that existed at December 31, 2004. Specifically, the Company:

(i)

restructured the group responsible for the accounting of property, plant and equipment and lease expense to add additional oversight and accounting knowledge to this group to ensure that the valuation of lease amortization expense and landlord incentives are calculated and recorded accurately, and in the correct period;

(ii)	formalized its accounting policies and procedures regarding classification of landlord incentives;

(iii)	formalized its accounting policies and procedures with respect to estimated useful lives of leasehold improvements; and

(iv)	enhanced its monitoring of developments surrounding the accounting for leases.

No other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended June 30, 2005.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Environment”. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims seeking, in total, substantial damages.

The Company is the subject of customer complaints, has been named as defendant or codefendant in various lawsuits seeking, in total, substantial damages and is involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. While the ultimate resolution of pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The following discloses the voting results of the annual and special meeting of the shareholders of Oppenheimer Holdings Inc. (the "OPY") held on May 9, 2005.

Election of Directors

By a vote by way of show of hands of the holders of the Class B voting shares, each of the following nominees was elected as a director of OPY to serve until the next annual meeting of the shareholders or until his successor is elected or appointed:

J. L. Bitove

K. W. McArthur

R. Crystal

A. W. Oughtred

A. G. Lowenthal

E. K. Roberts

B. Winberg

The Company held proxies as follows: FOR 96,663    AGAINST/WITHHELD 0

Appointment of Auditors

By a vote by way of show of hands of the holders of the Class B voting shares, PricewaterhouseCoopers LLP were re-appointed to serve as the auditors of OPY until the next annual meeting of the shareholders or until a successor is appointed, at a rate of remuneration to be fixed by the directors. The board of directors has delegated to the Audit Committee the sole authority and responsibility for approval of all audit engagement fees and terms as well as the approval of all non-audit engagements and engagement fees.

The Company held proxies as follows: FOR 96,663    AGAINST/WITHHELD 0

Equity Incentive Plan Amendment

By a vote by ballot of the holders of the Class A non-voting shares and Class B voting shares, voting together, the resolution attached as Schedule A-1 to the OPY's Management Information Circular dated March 25, 2005 (the "Circular") confirming an increase of 400,000 in the number of Class A non-voting shares issuable under OPY’s 1996 Equity Incentive Plan was passed with 64.67% of the votes cast voting in favor of the resolution and 35.33% voting against.

The Company held proxies as follows: FOR 6,411,604        AGAINST 3,502,524

Oppenheimer Employee Share Plan

By a vote by ballot of the holders of the Class A non-voting shares and Class B voting shares, voting together, the resolution attached as Schedule A-2 to the Circular approving OPY’s Employee Share Plan was passed with 66.13% of the votes cast voting in favor of the resolution and 33.87% voting against.

The Company held proxies as follows: FOR 6,557,551       AGAINST 3,358,077

Issue of Class A Shares to the Oppenheimer & Co. Inc. 401(k) Plan

By a vote by ballot of the holders of the Class A non-voting shares and Class B voting shares, voting together, the resolution attached as Schedule A-3 to the Circular authorizing the issue of 180,000 Class A non-voting shares to the Oppenheimer & Co. Inc. 401(k) Plan was passed with 67.8% of the votes cast voting in favor of the resolution and 32.19% voting against.

The Company held proxies as follows: FOR 6,721,048      AGAINST 3,190,980

Continuance from Provincial to Federal Jurisdiction

By a vote by way of show of hands of the holders of the Class B voting shares, the special resolution attached as Schedule A-4 to the Circular authorizing the continuance of OPY under the Canada Business Corporations Act was passed.

The Company held proxies as follows: FOR 96,346      AGAINST/WITHHELD 0

Confirmation of By-law No. 1

By a vote by way of show of hands of the holders of the Class B voting shares, the resolution attached as Schedule A-5 to the Circular confirming new By-law No. 1 of OPY was passed.

The Company held proxies as follows: FOR 96,346      AGAINST/WITHHELD 0

Amended and Restated Performance-Based Compensation Agreement

By a vote by way of show of hands of the holders of the Class B voting shares, the resolution attached as Schedule A-6 to the Circular confirming the approval by the Board of Directors of the Amended and Restated Performance-Based Compensation Agreement dated as of March 15, 2005 between OPY and Mr. A. G. Lowenthal was passed.

The Company held proxies as follows: FOR 96,342      AGAINST/WITHHELD 0

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibits

3(i)	Articles of Amendment of Oppenheimer Holdings Inc.
3(ii)	By Laws of Oppenheimer Holdings Inc.
10.1	Oppenheimer Holdings Inc. Equity Incentive Plan Amendment No. 5 dated March 10, 2005
10.2	Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005.
10.3	Oppenheimer & Co. Inc. Employee Share Plan dated January 1, 2005.
31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32.1	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 8th day of August, 2005.

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