Form 10-Q
period 2005-09-30
OPPENHEIMER HOLDINGS INC
filed 2005-11-03
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 31, 2005 was 12,605,541 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2005	2004
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$50,782	$33,390
Restricted deposits	23,120	15,291
Deposits with clearing organizations	13,002	17,006
Receivable from brokers and clearing organizations	479,598	474,523
Receivable from customers	1,096,777	864,304
Securities owned including amounts pledged,
at market value	120,290	78,445
Notes receivable	58,569	70,070
Other assets	65,631	56,606
Property, plant and equipment, net of accumulated
depreciation of $48,793; $41,906 in 2004	19,585	23,545
Intangible assets, net of amortization	34,579	35,130
Goodwill	137,889	137,889

	$2,099,822	$1,806,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) CONTINUED

	September 30,	December 31,
	2005	2004
Expressed in thousands of dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$41,352	$59,239
Bank call loans	172,400	2,373
Payable to brokers and clearing organizations	878,887	671,953
Payable to customers	320,491	383,700
Securities sold, but not yet purchased, at market value	14,948	10,536
Accrued compensation	70,393	73,086
Accounts payable and other liabilities	86,690	66,658
Income taxes payable	4,093	2,399
Bank loans payable	17,053	24,643
Long term debt	25,400	35,378
Exchangeable debentures	160,822	160,822
Deferred income tax, net	3,078	8,528
	1,795,607	1,499,315

Shareholders' equity
Share capital
12,633,841 Class A non-voting shares
(2004 – 13,296,876 shares)	35,185	49,504
99,680 Class B voting shares	133	133
	35,318	49,637
Contributed capital	8,810	8,780
Retained earnings	260,087	248,467
	304,215	306,884

	$2,099,822	$1,806,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$81,648	$70,804	$237,948	$241,394
Principal transactions, net	25,353	22,331	71,591	82,385
Interest	20,926	11,026	53,069	32,185
Investment banking	11,638	9,476	38,450	34,082
Advisory fees	27,029	23,503	82,778	75,983
Arbitration awards	-	1,200	-	3,900
Other	4,668	3,981	10,601	12,903
	171,262	142,321	494,437	482,832

EXPENSES:
Compensation and related expenses	104,441	95,117	309,752	319,083
Clearing and exchange fees	4,079	3,824	12,695	11,593
Communications and technology	12,894	13,215	38,449	42,557
Occupancy and equipment costs	12,291	11,860	35,886	37,876
Interest	11,474	4,975	27,085	13,539
Other	14,643	10,845	44,096	36,760
	159,822	139,836	467,963	461,408
Profit before income taxes	11,440	2,485	26,474	21,424
Income tax provision	4,822	1,068	11,296	8,765
NET PROFIT FOR THE PERIOD	$6,618	$1,417	$15,178	$12,659

Earnings per share:
Basic	$0.51	$0.11	$1.16	$0.95
Diluted	$0.38	$0.11	$0.91	$0.76

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Expressed in thousands of dollars
Cash flows from operating activities:
Net profit for the period	$6,618	$1,417	$15,178	$12,659
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,750	2,574	7,591	7,627
Deferred taxes	(9,976)	3,570	(5,452)	2,934
Tax benefit from employee stock options exercised	-	34	30	2,742
Amortization of notes receivable	5,754	6,780	17,655	21,976
Change in allowance for doubtful accounts	6	(2,433)	(1,076)	(2,966)
Decrease (increase) in operating assets,
net of the effect of acquisitions:
Restricted deposits	(2,790)	1,637	(7,829)	784
Deposits with clearing organizations	438	153	4,004	1,638
Receivable from brokers and clearing organizations	56,598	(95,862)	(5,075)	(147,790)
Receivable from customers	42,309	32,615	(232,473)	54,624
Securities owned	(43,030)	7,739	(41,845)	20,452
Notes receivable	(3,458)	(854)	(6,154)	(218)
Other assets	(9,573)	(4,395)	(7,947)	15,131
Increase (decrease) in operating
liabilities, net of the effect of acquisitions:
Drafts payable	(2,906)	(6,290)	(17,887)	(26,643)
Payable to brokers and clearing organizations	90,349	64,558	206,934	170,808
Payable to customers	(51,161)	65,157	(63,209)	(34,014)
Securities sold, but not yet purchased	4,235	(16,834)	4,412	2,585
Accrued compensation	9,424	(1,440)	(2,693)	(22,815)
Accounts payable and other liabilities	15,547	10,804	20,032	23,842
Income taxes payable	4,076	1,730	1,694	1,663
Cash provided by (used in) operating activities	115,210	70,660	(114,110)	105,019

Cash flows from investing activities:
Purchase of fixed assets	(1,341)	(4,114)	(3,080)	(8,481)
Cash used in investing activities	(1,341)	(4,114)	(3,080)	(8,481)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) CONTINUED
	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,162)	(1,212)	(3,558)	(3,624)
Issuance of Class A non-voting shares	-	91	2,629	10,415
Repurchase of Class A non-voting shares
for cancellation	(6,451)	(3,091)	(16,948)	(3,091)
Long term debt repayments	(3,095)	(3,825)	(9,978)	(11,765)
Bank loan repayments	(2,530)	(2,564)	(7,590)	(10,783)
(Decrease) increase in bank call loans, net	(90,500)	(61,699)	170,027	(87,300)
Cash (used in) provided by financing activities	(103,738)	(72,300)	134,582	(106,148)

Net (decrease) increase in cash and cash equivalents	10,131	(5,754)	17,392	(9,610)
Cash and cash equivalents, beginning of period	40,651	30,622	30,390	34,478

Cash and cash equivalents, end of period	$50,782	$24,868	$50,782	$24,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Expressed in thousands of dollars
Share capital
Balance at beginning of period	$41,769	$51,977	$49,637	$41,653
Issue of Class A non-voting shares	-	91	2,629	10,415
Repurchase of Class A non-voting shares for cancellation	(6,451)	(3,091)	(16,948)	(3,091)
Balance at end of period	$35,318	$48,977	$35,318	$48,977

Contributed capital
Balance at beginning of period	$8,810	$8,674	$8,780	$5,966
Tax benefit from employee stock options exercised	-	34	30	2,742
Balance at end of period	$8,810	$8,708	$8,810	$8,708

Retained earnings
Balance at beginning of period	$254,631	$241,047	$248,467	$232,217
Net profit for the period	6,618	1,417	15,178	12,659
Dividends	(1,162)	(1,212)	(3,558)	(3,624)
Balance at end of period	$260,087	$241,252	$260,087	$241,252

TOTAL SHAREHOLDERS' EQUITY	$304,215	$298,937	$304,215	$298,937

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

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment”.  SFAS No. 123-R, which requires that stock options be accounted for at fair value, focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The Company will commence expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

3. Stock based compensation

The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation. Amounts are expressed in thousands of dollars except per share amounts.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net profit, as reported	$6,618	$1,417	$15,178	$12,659
Stock-based employee compensation expense included in reported net income	-	-	-	-
Additional compensation expense	381	390	1,144	1,171
Pro forma net profit	$6,237	$1,027	$14,034	$11,488

Basic profit per share, as reported	$0.51	$0.11	$1.16	$0.95
Diluted profit per share, as reported	$0.38	$0.11	$0.91	$0.76

Pro forma basic profit per share	$0.48	$0.08	$1.07	$0.86
Pro forma diluted profit per share	$0.36	$0.08	$0.86	$0.70

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model. The weighted average fair value of options granted during the three and nine months ended September 30, 2005 and 2004, respectively, was nil and nil, respectively, and $882,000 and $2,309,000, respectively. The fair value is being amortized over five years on an after-tax basis for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a four and one-half year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

4. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares (“Class A Shares”) and Class B voting shares (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method. Amounts are expressed in thousands of dollars, except number of shares and per share amounts.

Earnings per share has been calculated as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Basic weighted average number of shares outstanding	13,100,893	13,442,014	13,139,712	13,384,113
Net effect, if converted method (1)	6,932,000	-	6,932,000	6,932,000
Net effect, treasury method (2)	-	84,328	278	204,690
Diluted common shares	20,032,893	13,526,342	20,071,990	20,520,804

Net profit for the period, as reported	$6,618	$1,417	$15,178	$12,659
Effect of dilutive exchangeable debentures	1,071	-	3,183	2,840
Net profit, available to shareholders and assumed conversions	$7,689	$1,417	$18,361	$15,499

Basic earnings per share	$0.51	$0.11	$1.16	$0.95
Diluted earnings per share	$0.38	$0.11	$0.91	$0.76

(1)

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the currently issued and outstanding Class A Shares, if exchanged). The net effect of the if converted method is anti-dilutive for the three months ended September 30, 2004.

(2)

The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Number of antidilutive options, end of period	1,776,141	904,000	1,746,975	506,000

5. Securities owned and securities sold, but not yet purchased (at fair market value)

Amounts are expressed in thousands of dollars.

	September 30, 2005	December 31, 2004
Securities owned consist of:
Corporate equities	$34,176	$37,111
Corporate and sovereign debt	32,542	14,326
U.S. government and agency obligations	29,325	8,638
State and municipal government obligations	22,261	14,954
Money market funds and other	1,986	3,416
	$120,290	$78,445

	September 30, 2005	December 31, 2004
Securities sold, but not yet purchased consist of:
Corporate equities	$7,655	$5,321
Corporate debt	3,884	3,266
U.S. government and agency obligations	1,954	649
State and municipal government obligations	1,325	1,268
Other	130	32
	$14,948	$10,536

Securities owned and securities sold, but not yet purchased, consist of trading securities at fair market values. Included in securities owned at September 30, 2005 are securities with fair market values of approximately $14,323,000 ($15,097,000 at December 31, 2004), which are related to deferred compensation liabilities to former employees of CIBC World Markets. At September 30, 2005, the Company had pledged securities owned of approximately $999,000 ($3,333,000 at December 31, 2004) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt and exchangeable debentures

Amounts are expressed in thousands of dollars.

Issued	Maturity Date	Interest Rate	September 30, 2005

Bank loans (a)	1/2/2008	9.25%	$17,053

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$25,400

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 (c)	1/2/2013	4.5%	$160,822

(a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum (9.25% at September 30, 2005). The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. At September 30, 2005, the Company was

in compliance with the covenants. For the three and nine months ended September 30, 2005 and 2004,

respectively, interest expense on bank loans was $403,000 and $518,000, respectively, and $1,282,000 and $1,624,000, respectively.

(b) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default. The estimated current portion due on the Zero Coupon Promissory Note is $8,963,000.

(c) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. Under the interest method, the effective annual interest rate over the life of the First and Second Variable Rate Exchangeable Debentures is 4.5%. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. For the three and nine months ended September 30, 2005 and 2004, respectively, interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,849,000 and $5,488,000, respectively.

7. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2005, the net capital of Oppenheimer as calculated under the Rule was $190,852,000 or 14.86% of Oppenheimer's aggregate debit items. This was $165,158,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2005, Freedom had net capital of $6,646,000, which was $6,396,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $424,739,000 (at December 31, 2004 - $415,288,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $851,570,000 (at December 31, 2004 - $641,393,000).

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At September 30, 2005, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $491,885,000 under securities loan agreements and approximately $173,642,000 with respect to bank call loans. In addition, the Company has received collateral of approximately $414,461,000 under securities borrow agreements, of which the Company has repledged approximately $330,714,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $230,588,000. Included in receivable from customers is a receivable from one customer in the amount of $164,300,000, which is adequately collateralized with fixed income securities and therefore bears minimal credit risk.

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

At September 30, 2005, the Company had outstanding commitments to buy and sell of $428,000 and $501,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

Futures contracts, comprised of treasury note futures and treasury bond futures, represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the value of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2005, the Company had open contracts to sell Chicago Board of Trade (“CBOT”) 5 year treasury note futures and CBOT treasury bond futures contracts with notional values of approximately $46 million.

The fair value of these derivative financial instruments, included in receivables from brokers and clearing organizations at September 30, 2005, was approximately $1.1 million.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. Accordingly, the Company has credit exposures with this clearing broker. The clearing broker can rehypothecate the securities held on behalf of the Company. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At September 30, 2005, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of this clearing broker, all counterparties and all clients with which it conducts business.

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

	Three months ended September 30,		Nine months ended September 30,
In thousands of dollars	2005	2004	2005	2004
Revenue:
Private Client	$129,850	$106,928	$375,663	$373,883
Capital Markets	24,490	21,288	71,309	66,717
Asset Management	15,928	12,816	44,617	38,026
Other	994	1,289	2,848	4,206
Total	$171,262	$142,321	$494,437	$482,832

Operating Income:
Private Client	$8,511	$(3,785)	$18,419	$8,137
Capital Markets	2,588	4,310	8,056	14,304
Asset Management	1,221	683	3,033	457
Other	(880)	1,278	(3,034)	(1,474)
Total	$11,440	$2,485	$26,474	$21,424

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in South America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2005 totaled approximately $52 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At September 30, 2005, client assets under management by the asset management groups totaled $11.4 billion. At September 30, 2005, the Company employed approximately 2,815 people, of whom 1,414 were financial consultants.

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

During the three and nine months ended September 30, 2005, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, principal trading, fees from accounts under investment management, and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

Economic and market conditions continued to improve in the third quarter of 2005.  Investors remained focused on record high oil prices, indications of higher inflation, and rising short-term interest rates. Expectations of increased corporate earnings led to increased equity market participation. Commission revenue improved in the third quarter of 2005 compared to both of the first two quarters of 2005. Revenue improved in the third quarter of 2005 compared to the same period of 2004 in the Company’s commission revenue, principal trading activities, underwriting activities and asset management business. The Company’s expense burden in 2005 increased compared to the same period of 2004 due primarily to higher interest costs, increased variable compensation costs relating to higher revenue levels, and an increase in the provision for legal and regulatory reserves.

The Company has experienced a material increase in expenses relating to regulatory matters as it responds to the requirements of its various industry regulators, the Sarbanes-Oxley Act, the Patriot Act, and the industry-wide mutual funds inquiry, all of which have imposed significant costs including the establishment of additional reserves, as well as the expenditure of time and effort for the organization. Many of these costs are anticipated to continue for the balance of the current year and into the future.

Interest rate changes impact the Company’s costs associated with carrying proprietary fixed income and equity inventories as well as its cost of borrowed funds. Interest rates were higher in the three and nine months ended September 30, 2005 compared to the same periods in 2004. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

The Company’s focus continues to be the expansion and building of its business, through the attraction of new clients, investment in experienced professionals throughout the Company and continued improvement in its technology platform.

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

The NASD (Rule 3013) and the NYSE (Rule 342) have instituted new rules which come into effect on March 31, 2006. These rules require that the CEOs of regulated broker-dealers certify that the Company has processes to ensure that controls are in place so that its policies and procedures conform to the requirements of applicable federal securities laws. The Company currently has no reason to believe that it will not be able to make such certification.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General, the NYSE, the NASD and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm.  The Company has conducted its own investigation and is continuing to cooperate with the investigating entities.

The Company believes that a few of its former financial advisors, working from a single branch office, have engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.  The former employees and two persons, who had a supervisory role with respect to such financial advisors, who continue to be employed by the Company, are also being investigated by and have received “Wells Notices” from the SEC; the Company has received no such Notice. There is no evidence that either the Company or its employees were engaged in "late trading".  The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

Other Regulatory Matters

 The Company has pending various regulatory matters with respect to its operations up to and including 2004. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it has made to a common systems platform between November 2001 and August 2003. During that period of time, the Company absorbed approximately 35 branch offices and 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies, each of which utilized a different technology platform.  The Company's business doubled during this period. As previously reported, certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues, which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD.  The Company expects that one or more of these investigations will result in enforcement actions and monetary penalties against the Company.

On May 3, 2005 the NASD filed a complaint against Oppenheimer for matters arising prior to 2004 with respect to the timeliness and accuracy of its municipal bond reporting, the adequacy of its email retention, the adequacy of its supervisory systems and procedures, as well as the timeliness of its response to certain NASD requests for information.  The Company believes that it has made and continues to make every effort to cooperate with the NASD and all other regulators. The Company worked diligently to provide tens of thousands of documents and all requested information and will continue to work with the NASD toward a resolution of this matter.

As disclosed in the second quarter of 2005, Oppenheimer was advised by the Staff of the NASD that the NASD has made a preliminary determination to recommend that an action be brought against the

Chairman of Oppenheimer for alleged violations with respect to the Company’s filing of the NASD mutual fund breakpoint survey in 2003. Such action, if brought, could result in, among other things, monetary penalty, censure, suspension and/or other remedial sanctions. The Company believes that there is no basis for such action and that substantial defenses exist. The Company has filed a “Wells Submission” (a formal response to a request from a regulator that describes why an action should not be brought) with the NASD on behalf of the Company’s Chairman and CEO, Albert G. Lowenthal.  The Wells Submission sets forth the reasons why there is no basis for the NASD to bring claims that Mr. Lowenthal failed to properly oversee a response to an industry-wide NASD mutual fund breakpoint survey conducted in 2003 or that he permitted the filing of incorrect data in that response.

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

It should also be noted that Oppenheimer subsequently undertook, on a voluntary basis, to review all of its mutual fund trades for all classes for the period from 2000 to the present time. This review included a search for all trades that may have been eligible for a break-point (reduced commission) but did not receive them. Oppenheimer has begun refunding these amounts to both former and existing clients. At present, the Company believes that such refunds will total less than $1 million and that this amount is immaterial to the Company’s financial condition.

The Company and Mr. Lowenthal are cooperating and intend to continue to cooperate with all regulators and to negotiate a fair resolution of all outstanding regulatory issues which Oppenheimer faces.  However, if the NASD does file an action based on the submission of the data for the survey, the Company and Mr. Lowenthal intend to vigorously contest that action.

Oppenheimer is also subject to various investigations by the NYSE and, solely with respect to Patriot Act issues, FinCEN (Financial Crimes Enforcement Network) that are likely to result in an enforcement action or actions with respect to its handling of the conversion of the client accounts of CIBC World Markets during May 2003, various Patriot Act and anti-money laundering issues, and issues related to activities by a few of its former financial advisors with respect to market timing or late trading of mutual funds as discussed above. Such actions, if brought, could result in, among other things, disgorgement, civil monetary penalties and/or other remedial sanctions. The Company has been negotiating a resolution of these matters with the NYSE and FinCEN.

While the Company believes that it has substantial defenses to the claims and has had recent discussions with the NASD, the NYSE and FinCEN regarding possible resolution of these matters, the

Company expects that one or more of these matters will result in enforcement actions and monetary penalties.  As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has increased its legal reserves for the third quarter 2005.

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

Results of Operations

Net profit for the three months ended September 30, 2005 was $6,618,000 or $0.51 per share, an increase of 367% when compared to $1,417,000 or $0.11 per share in the same period of 2004. Revenue for the three months ended September 30, 2005 was $171,262,000, an increase of 20% compared to revenue of $142,321,000 in the same period of 2004.  Expenses increased by 14% in the three months ended September 30, 2005 compared to the same period of 2004, primarily reflecting increased compensation and related costs, interest expense and legal and regulatory expenses.

Net profit for the nine months ended September 30, 2005 was $15,178,000 or $1.16 per share, an increase of 20% in net profit when compared to $12,659,000 or $0.95 per share in the same period of 2004. Revenue for the nine months ended September 30, 2005 was $494,437,000 compared to $482,832,000 for the same period in 2004, an increase of 2%.  Expenses increased by 1% in the nine months ended September 30, 2005 compared to the same period of 2004, with increases in interest expense and legal and regulatory expenses being offset by a decrease in compensation expense.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2005 versus 2004		2005 versus 2004
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$10,844	+15.3	$(3,446)	-1.4
Principal transactions, net	3,022	+13.5	(10,794)	-13.1
Interest	9,900	+89.8	20,884	+64.9
Investment banking	2,162	+22.8	4,368	+12.8
Advisory fees	3,526	+15.0	6,795	+8.9
Arbitration awards	(1,200)	-100.0	(3,900)	-100.0
Other	688	+17.3	(2,302)	-17.8
Total revenue	28,942	+20.3	11,605	+2.4

Expenses -
Compensation and related expenses	9,324	+9.8	(9,331)	-2.9
Clearing and exchanges fees	256	+6.7	1,102	+9.5
Communications and technology	(321)	-2.4	(4,108)	-9.7
Occupancy and equipment costs	431	+3.6	(1,990)	-5.3
Interest	6,499	+130.6	13,546	+100.0
Other	3,798	+35.0	7,336	+20.0
Total expenses	19,987	+14.3	6,555	+1.4

Profit before taxes	8,955	+360.4	5,050	+23.6
Income taxes	3,754	+351.5	2,531	+28.9
Net profit	$5,201	+367.0	$2,519	+19.9

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three months ended September 30, 2005, commission revenue increased by 15%, and in the nine months ended September 30, 2005 decreased by 1%, compared to the same periods of 2004. Market activity improved in the third quarter of 2005 compared to the same quarter of 2004, as did volatility – with senior indexes improving over the period; however the nine-month comparison reflects a decline in investor activity in the equity markets in the periods being compared. Net revenue from principal transactions increased by 14% in the three months ended September 30, 2005 and decreased by 13% in the nine months ended September 30, 2005 compared to the comparable periods of 2004. The third quarter of 2005 included the impact of profit during the quarter from trading activities and favorable results in fixed income trading compared to the same period last year. The trading results for the nine months ended September 30, 2005 reflected lower trading volumes generally compared to the same period in 2004. Investment banking revenues increased 23% and 13%, respectively, in the three and nine months ended September 30, 2005 compared with the same periods of 2004 due to growth in this effort and an increase in new issue and secondary issuance (both public and private) in 2005 compared to 2004. Advisory fees increased by 15% and 9%, respectively, in the three and nine months ended September 30, 2005 compared to the same periods of 2004, reflecting a client base that is increasingly interested in fee-based services and products. Assets under management by the asset management group were $11.4 billion at September 30, 2005 compared to $9.3 billion at September 30, 2004. The Company received arbitration awards in 2004 of $3.9 million (nil in 2005), affecting the three and nine month comparisons.

Interest

Net interest revenue (interest revenue less interest expense) increased by 56% and 39%, respectively, in the three and nine months ended September 30, 2005 compared to the same periods of 2004. Interest revenue, which primarily relates to revenue from customer margin balances and securities borrowing/lending activities, increased by 90% and 65%, respectively, in the three and nine months ended September 30, 2005 compared to the same periods of 2004 primarily as a result of higher interest rates in 2005, higher customer debit balances and increased securities borrowing/lending activities.

Expenses, other than interest

Compensation expense increased by 10% in the three months ended September 30, 2005 and decreased by 3% in the nine months ended September 30, 2005 compared to the comparable periods of 2004. Compensation expense has volume-related components and, therefore, changes with the level of commission business conducted in the three and nine months ended September 30, 2005 compared to the comparable periods of 2004. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The level of this amortization expense has dropped substantially in 2005 compared to 2004 due to a decrease in the number of brokers owing loan amounts to the Company. Employees who leave with note balances outstanding are expected to repay these balances. The Company’s collection experience with respect to these notes is favorable. The cost of clearing and exchange fees increased by 7% and 10%, respectively, in the three and nine months ended September 30, 2005 compared to the comparable periods of 2004 partly due to increased floor brokerage costs arising from increased institutional revenues. The cost of communications and technology decreased 2% and 10%, respectively, in the three and nine months ended September 30, 2005 compared to the comparable periods of 2004. The Company has been successful in reducing its costs primarily through reviewing vendor charges and renegotiating more favorable terms. Occupancy costs increased by 4% in the three months ended September 30, 2005 and decreased by 5% in the nine months ended September 30, 2005 compared to the comparable periods of 2004. The increase in the third quarter 2005 reflects the higher costs of light, heat and power compared to the same period of 2004.  In addition the expense for the nine months ended September 30, 2004 includes the cumulative impact of the change in accounting for leases and landlord incentives of $1,880,000, which was recorded in the restated results for the nine months ended September 30, 2004, affecting the nine-month comparison. Other expenses increased by 35% and 20%, respectively, in the first three and nine months ended September 30, 2005 compared to the comparable periods in 2004. In the three and nine months ended September 30, 2005 the change was primarily due to an increase in litigation and legal reserves (approximately  $3.3 million and $8.7 million, respectively, in the three and nine months ended September 30, 2005 compared to the same periods of 2004) partially offset by a decrease in bad debt expense (approximately nil and $1.1 million, respectively, in the three and nine months ended September 30, 2005). Other expenses are expected to continue to be impacted by regulatory settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses. The increased burden of compliance in the Company’s operating business, as well as Sarbanes-Oxley Act compliance, is reflected in high audit and accounting fees as well as high compensation and consulting fee expenses.

The Company was informed, in September 2005, that the independent directors of the India Fund, Inc. and The Asia Tigers Fund, Inc. would not be renewing the advisory contracts between the funds and Advantage Advisers, Inc. and Imperial Investment Advisors Private Limited, subsidiaries of the Company, when the contacts expire on December 4, 2005. This will not have any material impact on the 2005 results.  In fiscal 2006 and future years, the Company estimates a loss of annual management fee revenue of approximately $7.5 to $13.2 million. The impact on the Company’s financial results is not considered material.

Liquidity and Capital Resources

Total assets at September 30, 2005 increased by 16% compared to total assets at December 31, 2004, primarily due to an increase in receivable from customers. The increase in customer margin debits reflects the Company’s increased business relationship with financial institutions using the facilities of the Company for the purchase of various fixed income, highly marketable securities. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2005, $172 million of such borrowings were outstanding, a substantial increase ($170 million) compared to outstanding borrowings at December 31, 2004, due to higher levels of customer margin balances. At September 30, 2005, the Company had available collateralized and uncollateralized letters of credit of $228 million.

In connection with the acquisition of the Oppenheimer divisions, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 35% of the currently-issued Class A Shares of the Company. The interest due on the debentures is payable semi-

annually and is being financed from internally generated funds. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer divisions, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and are repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The interest and principal repayments are being made out of internally generated funds and the Company believes that the cash flow from funds generated by normal operations, including funds generated by the acquired business, will be adequate to enable the Company to meet its obligations. At September 30, 2005, the balance owing to CIBC under this credit facility was $17,053,000. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at September 30, 2005, the Company was in compliance with the covenants. The Company does not foresee any difficulties in complying with the covenants.

Cash Flows

Summary Statement of Cash Flows	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cash provided by (used in) operations	$115,210	$70,660	$(114,110)	$105,019
Cash used in investing activities	(1,341)	(4,114)	(3,080)	(8,481)
Cash (used in) provided by financing activities	(103,738)	(72,300)	134,582	(106,148)
Net increase (decrease) in cash and cash equivalents	$10,131	$(5,754)	$17,392	$(9,610)

Increased client borrowings to carry securities has resulted in a comparable increase in bank loans to fund such client borrowings. In addition the Company’s investment in an institutional money management platform has resulted in a funding of proprietary investment accounts to track performance during the early stages of its operation.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

In the third quarter of 2005, the Company purchased 309,700 Class A Shares pursuant to a Normal Course Issuer Bid (which commenced on July 22, 2005, and terminates on July 21, 2006) at an average cost per share of $20.83.

On August 19, 2005, the Company paid cash dividends of U.S. $0.09 per Class A and Class B Share totaling $1,162,000 from available cash on hand.

On October 28, 2005, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.09 per Class A and Class B Share payable on November 25, 2005 to shareholders of record on November 11, 2005.

The book value of the Company’s Class A and Class B Shares was $23.89 at September 30, 2005 compared to $22.38 at September 30, 2004, an increase of approximately 7%, based on total outstanding shares of 12,733,521 and 13,354,441, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 9 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the 2003 acquisition from CIBC World Markets. The following table sets forth contractual and contingent commitments as at September 30, 2005:

Contractual Obligations  (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$154	$6	$49	$40	$59
Supplemental Executive Retirement Plan	1	-	-	1	-
Bank loans	17	3	14	-	-
Debentures	161	-	-	-	161
Zero coupon notes	25	3	12	9	1
Estimated interest payments (1)	59	2	17	24	16
Total	417	14	92	74	237

(1) Represents actual interest payable on the Debentures plus estimated interest payable on the bank loans computed based on the current annual interest rate of 9.25%.

Newly Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123-R, “Share-Based Payment”.  SFAS No. 123-R, which requires that stock options be accounted for at fair value, focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for accounting for transactions in which an entity obtains goods or services in share-based transactions. The Company will commence expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’. The Company anticipates that the impact of the adoption of SFAS No. 123-R may be material to its statement of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and nine months ended September 30, 2005, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended September 30, 2005.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Mutual Fund Inquiry and Other Regulatory Matters”. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims seeking, in total, substantial damages.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 3rd day of November, 2005.

 OPPENHEIMER HOLDINGS INC.

                                   By: /s/ A.G. Lowenthal

                                    A.G. Lowenthal, Chairman and Chief Executive Officer

                                    (Principal Executive Officer)

                               By: /s/ E.K. Roberts

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

      (Principal Financial Officer)