Form 10-K
period 2005-12-31
OPPENHEIMER HOLDINGS INC
filed 2006-03-10
CIK 791963

____________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of class

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2005 was $279,839,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 30, 2005 of $21.62.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on February 28, 2006 was 12,600,097 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (to be held on May 15, 2006) to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Oppenheimer Holdings Inc., formerly called Fahnestock Viner Holdings Inc., prior to that called E.A. Viner Holdings Limited and immediately prior to that called Goldale Investments Limited (the "Company"), maintains its registered office and principal place of business at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario, Canada M4R 1K8 and its telephone number is (416) 322-1515.

The Company was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Continuation effective October 12, 1977, the Company's legal existence was continued under the Business Corporation Act (Ontario) as if it had been incorporated as an Ontario corporation. Further, pursuant to its Certificate and Articles of Continuation effective May 11, 2005, the Company’s legal existence was continued under the Canada Business Corporations Act.

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Oppenheimer & Co. Inc. (formerly called Fahnestock & Co. Inc. and prior to that called Edward A. Viner & Co., Inc.), a New York corporation ("Oppenheimer"); Freedom Investments, Inc., a Delaware corporation ("Freedom"); Oppenheimer Asset Management Inc. (formerly called Hudson Capital Advisors Inc.), a New York corporation ("OAM"); Evanston Financial, Inc., a New York corporation (“Evanston”); since September 17, 2001, Josephthal & Co. Inc., a New York corporation (“Josephthal”); and since November 9, 2001, Prime Charter, Ltd., a Delaware corporation (“Prime”). Oppenheimer, OAM and Freedom are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Oppenheimer and OAM are the principal Operating Subsidiaries. Oppenheimer is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. OAM is engaged in the investment advisory business in the United States. In addition, Oppenheimer conducts an investment advisory business under the names Fahnestock Asset Management and Omega Group, divisions of Oppenheimer. The business formerly conducted by Josephthal and Prime is now conducted by Oppenheimer. The private client business acquired from CIBC World Markets Inc. in January 2003 discussed below is being conducted by Oppenheimer. The asset management business acquired from CIBC World Markets Inc. in June 2003 discussed below is being conducted by OAM. The Company operates a discount brokerage business through Freedom.

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

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Inc. and on June 4, 2003 acquired the U.S. Asset Management Division of CIBC World Markets Inc. (the “Oppenheimer divisions”) for a total consideration of approximately $242 million, of which approximately $16 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. The private client business is being operated by Oppenheimer and added approximately 620 account executives in 18 branches located in the major financial centers of the United States to its business at the closing date. Client assets of the Private Client Division were approximately $30 billion at the closing date. Assets under management in the Asset Management Division were approximately $8.5 billion at the acquisition date. The asset management business is being operated by OAM. The acquisition was accounted for by the purchase method. This transaction more than doubled the Company’s retail exposure and asset base.

At December 31, 2005, Oppenheimer employed approximately 1,730 full-time registered representatives and approximately 1,239 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Oppenheimer, OAM and Freedom, for a total of approximately 2,969 full-time employees.

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

Oppenheimer is a member of the New York Stock Exchange, Inc. ("NYSE"), the National Association of Securities Dealers, Inc. ("NASD"), the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry Association ("SIA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of the NASD. Oppenheimer is registered in Ontario, Canada as an International Dealer.

Oppenheimer, which acts as a clearing broker for Freedom and carries an omnibus account for the BUYandHOLD Division of Freedom, which is itself a self-clearing firm, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2005, 2004 and 2003. In addition, Oppenheimer has purchased an additional “excess SIPC” policy protection from Lloyds of London of an additional $74,500,000 (and $900,000 for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400,000,000.  The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyds of London for losses incurred by Lloyds under the policy.

The Company’s internet address is www.opco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

SOURCES OF REVENUE

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

COMMISSIONS AND FEE-BASED REVENUE

A significant portion of Oppenheimer's revenue is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule, which Oppenheimer has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. An increasing number of clients are electing asset-based alternatives instead of the traditional commission structure. In fiscal 2005 asset-based fees from such accounts represented 27% of the private client group’s commissions and fees. Oppenheimer also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures on indexes listed on various exchanges.

Commission business relies heavily on the services of financial consultants with good sales production records and good reputations. Competition among securities firms for such personnel is intense. Retail clients’ accounts are serviced by retail financial advisors (excluding the institutional financial consultants referred to below) in Oppenheimer's offices. Oppenheimer's institutional clients, which include mutual funds, banks, insurance companies, hedge funds, and pension and profit-sharing funds, are serviced by institutional financial advisors. The institutional department is supported by the equity research department which provides coverage of a number of commercial and industrial as well as emerging growth companies and special situation investments.

Securities Clearance Activities

Oppenheimer provides a full range of securities clearance services to two non-affiliated securities firms on a fully-disclosed basis. In addition to commissions and service charges, Oppenheimer derives substantial interest revenue from its securities clearing activities. See "INTEREST - Securities Borrowed / Securities Loaned." Oppenheimer provides margin financing for the clients of the securities firms for which it clears, with the securities firms guaranteeing the accounts of their clients. Oppenheimer also extends margin credit directly to its correspondent firms to the extent that such firms hold securities positions for their own account. Because Oppenheimer must rely on the guarantees and general credit of its correspondent firms, Oppenheimer may be exposed to significant risks of loss if any of its correspondents or its correspondents' customers are unable to meet their respective financial commitments. See "RISK MANAGEMENT."

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

Equities.  Oppenheimer acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. Oppenheimer buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market, it is necessary to commit capital to buy, sell and maintain an inventory of a security.) In executing customer orders for over-the-counter securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market also may include those of issuers which are followed by Oppenheimer's research department. Oppenheimer makes markets in over 900 over-the-counter equity securities, and trades securities for its own account, as well as to facilitate customer transactions. As a result of the move to decimal trading in the NASDAQ, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from the Company’s market making operations. Recent rule-making by the SEC may further reduce the Company’s ability to trade as principal with its clients if the Company has performed ‘financial planning’ services on behalf of those clients. Oppenheimer also trades in OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than NASDAQ-traded securities.

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

Other Trading and Investment Activities

Oppenheimer holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares and Unit Investment Trusts.  These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.

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

In the case of OAM, it holds investments as general partner in a range of investment partnerships (“hedge funds”), which are offered to Oppenheimer hedge fund-qualified clients as well as qualified clients of other broker-dealers.

Investment Income

Principal transactions with customers as well as market-making and other trading and investment activities, dividends and interest earned on securities held in inventory, cash and cash equivalents and cash and securities held in segregated accounts are treated as investment income.

The Company’s investment activities include investing in equity and equity-related securities, fixed income securities and limited partnerships as well as general partnership interests in connection with private investment transactions, either for the accounts of Company-sponsored private equity partnerships, real estate partnerships or special purpose partnerships or as ‘seed’ investments for portfolio managers who are establishing an investment record or for its own account. These activities include mutual fund investments, insurance vehicles with investment options, including those made in connection with its deferred compensation plans, venture capital investments, and investments in portfolio and operating companies. The fair value of these investments is subject to a higher degree of volatility and may include significant risks of loss while attempting to obtain higher returns than those available from publicly–traded securities.

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

Securities Borrowed / Securities Loaned.   In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes. Oppenheimer has an active securities borrowed and lending business, in which Oppenheimer borrows securities from one party and lends them to another party. When Oppenheimer borrows securities, Oppenheimer provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. Oppenheimer earns interest revenues on this cash collateral. Similarly, when Oppenheimer lends securities to another party, that party provides cash to Oppenheimer as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Oppenheimer pays interest expense on the cash collateral received from the party borrowing the securities.

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

The majority of Oppenheimer’s margin loans are made to United States citizens or to corporations which are domiciled in the United States. Oppenheimer increasingly has extended credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. Oppenheimer believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors’ obligations, it may be more difficult to collect such investors’ outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

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

At December 31, 2005, Oppenheimer and OAM had approximately $10.3 billion under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time. Effective December 5, 2005, Advantage Advisers Inc. and Imperial Investment Advisors Private Limited, subsidiaries of OAM, no longer acted as portfolio manager for the India Fund or the Asia Tigers Fund, respectively.

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

Other Business

The Company operates a mortgage banking business through Evanston.   Evanston is an approved MAP/FHA lender and also a Ginnie Mae approved Multifamily Issuer.  Evanston directly provides all aspects of mortgage banking:  origination, processing, underwriting, closing, securitizing and servicing of FHA mortgage loans.

RISK MANAGEMENT

For a discussion of risk management, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Oppenheimer and its correspondents; and general office services. Oppenheimer employs approximately 370 persons in its administration and operations departments at its head office, approximately 60 persons in its administration and operations departments in Detroit and approximately 183 administrative and operations persons located in its branch offices.

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

Oppenheimer believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Oppenheimer carries an insurance policy (a broker's blanket bond) covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15,000,000 with a self-insurance retention of $1,000,000. The Company’s businesses entail the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, the Company purchases insurance in amounts, and against risks, that the Company considers appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide the Company with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased and the Company expects further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Oppenheimer to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Oppenheimer believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing, and attract potential, clients. Many of Oppenheimer's competitors engage in these programs more extensively than does Oppenheimer.

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

The Company maintains disaster recovery procedures and a site remote from its main operations at which it houses back-up facilities to its main operations in New York City. In recent years, the Company has substantially upgraded its investment in such procedures and facilities, but there remains substantial risk and uncertainty with respect to the efficacy of such planning due to the complications of moving its personnel and business to any such facility.

REGULATION

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”) such as the NASD and national securities exchanges such as the NYSE and the National Futures Association. The NYSE has been designated Oppenheimer’s primary regulator with respect to securities activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. The NASD has been designated Oppenheimer’s primary regulator with respect to options trading activities. The NASD has been designated Freedom’s primary regulator with respect to securities activities. These self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and Puerto Rico. Oppenheimer is also registered as an International Dealer in Canada.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations (including the NYSE and NASD) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders of broker-dealers. Effective April 1, 2006, rules adopted by the NYSE (Rule 342) and NASD (Rules 3012 and 3013) require that the CEO certify annually that there is a process in place to monitor the effectiveness of the Company’s adherence to rules and procedures related to the operation of its business.

In prior years, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC implemented rules designed to strengthen existing prohibitions relating to late trading and to enhance required disclosure of market timing and pricing policies. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and the requirement that funds and investment advisors designate a chief compliance officer.

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NYSE. Under such rules, Oppenheimer is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, Oppenheimer may (and currently does) impose more restrictive margin requirements than required by such rules. See "INTEREST - Margin Lending."

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, over the last two and a half years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective. See Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting”.

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms of the NYSE (Oppenheimer) or the NASD (Freedom), the Operating Subsidiaries are subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Exchange Act. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or industry self-regulatory organizations (“SROs”) may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business.

Item 1A. RISK FACTORS

The Company’s business and operations are subject to numerous risks. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

If the Company is unable to repay its outstanding indebtedness obligations when due, its operations may be materially adversely affected.

At December 31, 2005, the Company had an aggregate of approximately $1.9 billion of indebtedness. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its operations.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to penalties or sanctions.

The securities industry and the Company’s business is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the NYSE, the NASD and the MSRB. The regulatory environment is also subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Oppenheimer is a registered broker-dealer with the SEC and a member firm of the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•

sales methods and supervision;

•

trading practices among broker-dealers;

•

use and safekeeping of customers’ funds and securities;

•

anti-money laundering and Patriot Act compliance;

•

capital structure of securities firms;

•

compliance with lending practices (Regulation T);

•

record keeping; and

•

the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, and the NYSE, which are the Company’s primary regulatory agencies. NASD Regulation, Inc. and the NYSE adopt rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations.

 If the Company is found to have violated any applicable regulation, formal administrative or judicial proceedings may be initiated against it that may result in:

•

censure;

•

fine;

•

civil penalties, including treble damages in the case of insider trading violations;

•

the issuance of cease-and-desist orders;

•

the deregistration or suspension of our broker-dealer activities;

•

the suspension or disqualification of our officers or employees; or

•

other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. See Item 1, under the caption “REGULATION” and Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” - Regulation.

The Company may incur significant losses from trading and investment activities due to market fluctuations and volatility.

The Company generally maintains trading and investment positions in the equity markets. To the extent that the Company owns assets, i.e., has long positions, in those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that the Company has sold assets that it does not own, i.e., has short positions, in any of those markets, an upturn in those markets could expose the Company to potentially unlimited losses as it attempts to cover its short positions by acquiring assets in a rising market.

In addition, the Company maintains trading positions that can be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period, in a particular market, regardless of market levels.

The value of the Company’s goodwill and intangible assets may become impaired

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. The Company maintains a disaster recovery site to aid it in reacting to circumstances such as those described above. The plans and preparations for such eventualities including the site itself may not be adequate or effective for their intended purpose.

 The Company’s revenue may decline in adverse market or economic conditions.

During periods of unfavorable financial and economic conditions the number and size of the transactions in which the Company provides underwriting services, merger and acquisition consulting and other services are reduced. The Company’s investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which it participates and therefore may be adversely affected by a sustained downturn in the securities markets. Additionally, a downturn in market conditions may lead to a decline in the volume of transactions that the Company executes for its customers and, therefore, to a decline in the revenue the Company receives from commissions and principal transactions. If these adverse financial and economic conditions were to persist, the Companye would incur a further decline in transactions and revenue that it receives from commissions and principal transactions. Management fees associated with the Company’s advisory business will decline with a decline in security prices.

The Company depends on its senior employees and the loss of their services could harm its business.

The Company’s success is dependent in large part upon the services of several of its senior executives and employees.  Any loss of service by the CEO may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. If the Company’s senior executives or employees terminate their employment with it and the Company is unable to find suitable replacements in relatively short periods of time, itsr operations may be materially and adversely affected. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Company faces significant competition for professional employees.

From time to time, individuals the Company employs may choose to leave to pursue other opportunities. The Company has experienced losses of financial advisors, trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. The Company can not give assurances that the loss of key personnel will not occur again in the future. The loss of a financial adviser or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company’s operating results.

The Company is subject to various risks associated with the securities industry.

As a securities broker-dealer, Oppenheimer is subject to uncertainties that are common in the securities industry. These uncertainties include:

•

the volatility of domestic and international financial, bond and stock markets, as demonstrated by recent disruptions in the financial markets;

•

extensive governmental regulation;

•

litigation;

•

intense competition;

•

substantial fluctuations in the volume and price level of securities; and

•

dependence on the solvency of various third parties.

As a result, revenue and earnings may vary significantly from quarter to quarter and from year to year. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Oppenheimer is smaller and has less capital than many of its competitors in the securities industry. In the event of a market downturn, the Company’s business could be adversely affected in many ways. The Company’s revenue is likely to decline in such circumstances and, if the Company is unable to reduce expenses at the same pace, its profit margins would erode.

The Company’s risk management policies and procedures may leave it exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company can not give assurances that its policies and procedures will effectively and accurately record and verify this information. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial statements. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk.

Credit risk exposes the Company to losses caused by financial or other problems experienced by third parties.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include:

•

trading counterparties;

•

customers;

•

clearing agents;

•

exchanges;

•

clearing houses; and

•

other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from:

•

holding securities of third parties;

•

executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

•

extending credit to clients through bridge or margin loans or other arrangements.

Significant failures by third parties to perform their obligations owed to the Company could adversely affect its revenue and perhaps its ability to borrow in the credit markets.

Intense competition from existing and new entities may adversely affect the Company’s revenue and profitability.

The securities industry is rapidly evolving, intensely competitive and has few barriers to entry. The Company expects competition to continue and intensify in the future. Many of the Company’s competitors have significantly greater financial, technical, marketing and other resources than the Company does. Some of the Company’s competitors also offer a wider range of services and financial products than the Company does and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. The Company may not be able to compete effectively with current or future competitors and competitive pressures faced by it may harm its business.

The precautions the Company takes to prevent and detect employee misconduct may not be effective and it could be exposed to unknown and unmanaged risks or losses.

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•

employees binding us to transactions that exceed authorized limits or present unacceptable risks to the Company;

•

employees hiding unauthorized or unsuccessful activities from the Company; or

•

the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to the Company including regulatory sanctions and serious harm to its reputation. The precautions the Company takes to prevent and detect these activities may not be effective. If employee misconduct does occur, the Company’s business operations could be materially adversely affected.

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by the NASD and the NYSE.

Oppenheimer and Freedom are subject to the SEC’s net capital rule which requires the maintenance of minimum net capital. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-1. At December 31, 2005, Oppenheimer had net capital of $172,780,000, which was $144,904,000 in excess of the $27,876,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2005, Freedom had net capital of $7,005,000, which was $6,755,000 in excess of the $250,000 required to be maintained at that date. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the net capital rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, the NYSE or NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets.

Risk of losses associated with securities laws violations and litigation.

Many aspects of the Company’s business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company’s underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, cases may involve various allegations that employees mishandled customer accounts. The Company believes that, based on our historical experience and the reserves established by the Company, the resolution of the claims presently pending will not have a material adverse effect on the Company’s financial condition. However, although the Company typically reserves an amount it believes will be sufficient to cover any damages assessed against it, the Company has in the past been assessed damages that exceeded its reserves. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial statements may be materially adversely affected.

The Company’s information systems may experience an interruption or breach in security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company continually encounters technological change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Risks associated with the Company’s stock

The Company’s stock price can be volatile

Stock price volatility may make it difficult for an investor to resell the Company’s Class A non-voting shares (the “Class A Shares”) when wanted and at prices deemed attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•

Actual or anticipated variations in quarterly results of operations;

•

Recommendations by securities analysts;

•

Operating and stock price performance of other companies that investors deem comparable to the Company;

•

News reports relating to trends, concerns and other issues in the financial services industry;

•

Perceptions in the marketplace regarding the Company and/or its competitors;

•

New technology used, or services offered, by competitors;

•

Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•

Failure to integrate acquisitions or realize anticipated benefits from acquisitions; and

•

The occurrence of any of the other events described in these Risk Factors.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The Trading Volume In The Company’s Class A Shares Is Less Than That of Larger Financial Services Companies

Although the Company’s Class A Shares are listed for trading on the NYSE and the Toronto Stock Exchange (the “TSX”), the trading volume in its Class A Shares is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Shares, significant sales of the Company’s Class A Shares, or the expectation of these sales, could cause the Company’s stock price to fall.

The Company issues two classes of stock

The Company issues two classes of stock, Class A Shares and Class B voting shares. At December 31, 2005, there were 99,680 Class B voting shares outstanding compared to 12,496,141 Class A Shares. The voting power associated with the Class B voting shares will be effectively able to exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. This voting power may have the effect of delaying or preventing a change in control of the Company. The controlling shareholder(s) may have potential conflicts of interest with other shareholders. See Item 4, “Submission of Matters to a Vote of Security Holders”.

Possible additional issuances will cause dilution

At December 31, 2005, the Company had 12,496,141 Class A Shares outstanding and options to purchase a total of 1,775,641 Class A Shares. The Company is further authorized to issue up to 8,694,711 Class A Shares under compensation plans and pursuant to the exchange terms of outstanding debentures, for which shareholder approval has already been obtained. If the Company issues additional shares, its other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. This office also serves as the base for most of Oppenheimer 's research, operations and trading and investment banking activities, although other offices also have employees who work in these areas. Investment advisory services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer 's New York office using the data processing facilities located there. Freedom conducts its business from its offices located in Edison, N.J. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2005, occupied office space totaling approximately 939,000 square feet in 84 locations under standard commercial terms expiring between 2006 and 2019. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims seeking, in total, substantial damages. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment".

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

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2005 fiscal year.

The Company’s next Annual Meeting of Shareholders is scheduled to be held on Monday, May 15, 2006 in Toronto, Ontario, Canada.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY                             SECURITIES

The Company's Class A Shares are listed and traded on the NYSE and the TSX (trading symbol “OPY”). The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on Nasdaq.

The following tables set forth the high and low sales prices of the Class A Shares on the TSX and on the NYSE. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by the TSX and the NYSE.

Class A Shares:		TSX		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2005	1st Quarter	$31.25	$26.75	$25.50	$22.02
	2nd Quarter	$29.02	$23.50	$23.45	$19.28
	3rd Quarter	$26.57	$23.10	$21.67	$19.26
	4th Quarter	$24.48	$21.50	$20.19	$18.30

2004	1st Quarter	$45.10	$40.90	$34.40	$30.96
	2nd Quarter	$42.75	$35.80	$32.22	$26.23
	3rd Quarter	$36.75	$30.15	$27.80	$22.70
	4th Quarter	$30.00	$27.00	$27.00	$21.25

The following table sets forth information about the shareholders of the Company as at December 31, 2005 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada	4,276,838	34%	157
United States	8,218,689	66%	152
Other	614	-	6

Total issued and outstanding	12,496,141	100%	315

(1) The majority of Class A Shares are held by depositories and intermediaries.

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders
Canada (1)	97,813	98%	112
United States	1,739	2%	66
Other	128	-	3

Total issued and outstanding	99,680	100%	182

(1) The Company has been informed that 50,975 Class B shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2005 and 2004 and the first quarter of 2006.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 27, 2004	February 6, 2004	February 20, 2004	$0.09
Quarterly	April 26, 2004	May 7, 2004	May 21, 2004	$0.09
Quarterly	July 27, 2004	August 6, 2004	August 20, 2004	$0.09
Quarterly	October 25, 2004	November 5, 2004	November 19, 2004	$0.09
Quarterly	January 27, 2005	February 11, 2005	February 25, 2005	$0.09
Quarterly	May 3, 2005	May 6, 2005	May 20, 2005	$0.09
Quarterly	July 26, 2005	August 19, 2005	August 19, 2005	$0.09
Quarterly	October 28, 2005	November 11, 2005	November 25, 2005	$0.09
Quarterly	January 26, 2006	February 10, 2006	February 24, 2006	$0.10

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.

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

Normal Course Issuer Bid

On July 20, 2005, the Company announced that during the year commencing July 22, 2005 it intended to purchase up to 644,000 of its Class A Shares by way of a Normal Course Issuer Bid through the facilities of the TSX and/or the NYSE, representing approximately 5% of the outstanding Class A Shares. During the fourth quarter of 2005, the Company purchased 137,700 Class A Shares for an average price of $19.51 per share. The Company purchased 916,268 Class A Shares in 2005 at an average price of $21.43 per share pursuant to the current Normal Course Issuer Bid as well as pursuant to a Normal Course Issuer Bid that commenced on July 22, 2004 and terminated on July 21, 2005. All shares purchased by the Company pursuant to Normal Course Issuer Bids are cancelled. The Company may, at its option, apply to extend the program for an additional year.

The following table describes the purchases in fiscal 2005 of Class A Shares made by the Company pursuant to Normal Course Issuer Bids in effect from July 22, 2004 through July 21, 2005 for a maximum of 669,000 shares and then from July 22, 2005 through July 21, 2006 for a maximum of 644,000 shares.

Period	Total Number of Class A Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Feb.18 – Feb. 28 2005	105,800	$23.23	105,800	431,100
Mar.14 – Mar.31 2005	108,668	$23.21	214,468	322,432
Apr.1 – Apr.29 2005	161,200	$22.01	375,668	161,232
May 3 – May 31 2005	30,400	$20.16	406,068	130,832
Jun.1 – Jun. 29 2005	62,800	$21.61	468,868	68,032
Jul. 1 – Jul. 29 2005	102,800	$21.18	571,668	603,700
Aug. 1 – Aug.25 2005	162,500	$20.84	734,168	441,200
Sept. 22 – Sept. 30 2005	44,400	$19.96	778,568	396,800
Oct.4 – Oct.19 2005	28,300	$19.67	806,868	368,500
Nov.4 – Nov.29 2005	109,400	$19.47	916,268	259,100

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2005. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this annual report. In 2003, the Company purchased the U.S. private client and asset management divisions of CIBC World Markets Inc. The 2003 amounts include the assets and liabilities and operating results of the private client division for the entire year and the assets and liabilities and operating results of the asset management division as of and subsequent to June 4, 2003. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. The 2001 amounts include the assets and liabilities and operating results of Josephthal and Prime as of and subsequent to the period after September 17, 2001 and November 9, 2001, respectively. See also Item 1, “BUSINESS” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	2005	2004	2003	2002	2001
(In thousands of dollars except per share and share amounts)
Revenue	$679,746	$655,140	$689,993	$283,333	$261,261
Net profit	$22,916	$21,077	$28,696	$9,321	$19,150
Net profit per share (1)
- basic	$1.76	$1.58	$2.26	$0.75	$1.55
- diluted	$1.36	$1.24	$1.65	$0.73	$1.50
Total assets	$2,184,467	$1,806,199	$1,701,213	$1,031,226	$710,275
Total liabilities	$1,876,344	$1,499,316	$1,421,377	$783,590	$468,580
Cash dividends per Class A
Share and Class B share	$0.36	$0.36	$0.36	$0.36	$0.36
Shareholders' equity	$308,123	$306,883	$279,836	$247,636	$241,695
Book value per share (1)	$24.46	$22.91	$21.66	$19.82	$19.43
Number of shares of capital stock outstanding	12,595,821	13,396,556	12,919,200	12,496,687	12,436,765

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business in 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2005 totaled approximately $52.3 billion. The Company provides investment advisory services through OAM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. At December 31, 2005, client assets under management by the asset management groups totaled $10.3 billion. At December 31, 2005, the Company employed approximately 2,969 people full time, of whom approximately 1,730 were financial advisors.

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

Valuation of Securities and Other Assets

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash equivalents; deposits with brokers and clearing organizations; securities owned; and securities sold but not yet purchased.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value, with the exception of the Company’s variable rate exchangeable debentures, which are carried at cost.

Investments, included in securities owned, which have a ready market are valued using quoted market or dealer prices. Investments with no ready market value are stated at fair value as determined in good faith by management. Generally, management will initially value investments at cost. Factors considered in valuing individual investments include available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information.

Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that the Company could realize in a current transaction. Because of inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material.

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

The Company reviews its goodwill on at least an annual basis in order to determine whether its value is impaired. As a result of the Company’s share price trading below book value during the latter part of 2005, the Company engaged an independent investment bank to test the value of the Company. Based on that report and the judgment of management, the Company has determined that there has been no impairment of goodwill. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit.  In estimating the fair value of the reporting unit, the Company uses valuation techniques based on multiples of revenues, earnings, book value and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If the value of the goodwill is impaired, the difference between the value of the goodwill reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Reserves

The Company records reserves related to legal and regulatory proceedings in  "accounts payable and other liabilities". The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; the amount of the loss in the client's account; the basis and validity of the claim; the possibility of wrongdoing, if any, on the part of an employee of the Company; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

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

Asset Management Operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date in accordance with the respective asset management agreements. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Advisory fees" in the consolidated statements of earnings. Assets under management are not included as assets of the Company.

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

Economic and market conditions continued to improve in the fourth quarter of 2005.  Investors remained focused on record high oil prices, indications of higher inflation, and rising short-term interest rates. Expectations of increased corporate earnings led to increased equity market participation. Commission revenue improved in the fourth quarter of 2005 compared to the previous six quarters, although, in total, commissions for fiscal 2005 slightly lagged commissions in fiscal 2004. Net interest revenue improved significantly in fiscal 2005 compared to fiscal 2004 as a result of higher interest rates and higher customer debit balances. Advisory fees in fiscal 2005 showed an increase compared to fiscal 2004 in line with improved market conditions and clients continuing adoption of fee-based programs. The Company’s expense burden in 2005 increased compared to the same period of 2004 due primarily to higher interest costs, increased variable compensation costs relating to higher revenue levels, and an increase in the provision for legal and regulatory reserves.

The Company has experienced a material increase in expenses relating to regulatory matters as it responds to the requirements of its various industry regulators, the Sarbanes-Oxley Act and the Patriot Act, as well as regulatory matters related to the Company specifically, all of which have imposed significant costs including the establishment of additional reserves, as well as the expenditure of time and effort for the organization. Expenses of this type are anticipated to continue into the future, although not at the level experienced in 2005.

Interest rate changes impact the Company’s costs associated with carrying proprietary fixed income and equity inventories as well as its cost of borrowed funds. Interest rates were higher in fiscal 2005 compared to in fiscal 2004. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

The NASD (Rule 3013) and the NYSE (Rule 342) have instituted new rules relating to supervisory control processes. These rules require that on March 31, 2006 the CEOs of regulated broker-dealers certify that their companies have processes to ensure that controls are in place so that policies and procedures conform to the requirements of applicable federal securities laws. The Company currently has no reason to believe that its CEO will not be able to make such certification.

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

The Company believes that a few of its former financial advisors, working from a single branch office, engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.  The former employees and two persons, who had a supervisory role with respect to such financial advisors, who continue to be employed by the Company, are also being investigated by and have received “Wells Notices” from the SEC; the Company has received no such Notice. There is no evidence that either the Company or its employees were engaged in "late trading".  The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

Other Regulatory Matters

 The Company has been the subject of various regulatory investigations with respect to its operations up to and including 2005. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it has made to a common systems platform between September 2001 and June 2003. During that period of time, the Company absorbed approximately 35 branch offices and 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies, each of which utilized a different technology platform.  The Company's business doubled during this period. As previously reported, certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues, which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD. With the exception of the mutual funds timing matter described above, the Company has settled substantially all outstanding matters with the NYSE.

On December 19, 2005, Oppenheimer settled various regulatory matters including anti-money-laundering (“AML”) issues and NYSE regulatory examination findings (2003-2005). The settlements involved total fines of $4.15 million, which was fully reserved in the Company’s results for the nine months ended September 30, 2005. As previously disclosed, these settled matters arose during a period of rapid expansion of the Company. As a result of this rapid growth, the Company had not yet put in place all of the processes and procedures for the management of its larger business.  Those processes have now been in place for an extended period of time.

The Company’s AML settlement with the NYSE and the U.S. Treasury Department (FinCEN) involved inadequate implementation of policies and procedures primarily in its two foreign branch offices, inadequate staffing and training in its AML area, and the filing of inadequate suspicious activity reports and did not involve allegations of money-laundering or any other illegal or illicit activities by clients or employees of our firm. Further, none of the matters covered by the AML settlement resulted in any loss to clients.

Oppenheimer also consented, without admitting or denying the allegations, to a censure and the imposition of a fine of $250,000 by the NASD with respect to the late filing of Forms U-4 and U-5 during the period January 2002 through March 2004.

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

On January 9, 2006, the NASD filed an action against Oppenheimer and its Chairman and CEO (the “2006 Complaint”) for alleged violations with respect to the Company’s filing of the NASD mutual fund breakpoint survey in 2003. This action could result in, among other things, monetary penalty, censure, suspension and/or other remedial sanctions. As previously disclosed, Oppenheimer had previously informed the NASD of certain limitations within its system relative to selecting out and generating data in the form requested by the NASD, and the NASD had stated that no extensions to file would be granted to any firm.  As a result, just prior to the deadline, Oppenheimer submitted the data it then had available.  The NASD informed Oppenheimer within two days that its submission was deficient. The Company and Mr. Lowenthal, the Chairman and CEO, further maintain that the assignment of overall responsibility for the response to the 2003 survey was properly delegated by its CEO to individuals who had the requisite experience and background to complete and file the survey with the NASD. The Company and Mr. Lowenthal believe that they have strong defenses for the disciplinary action brought against them because of these issues and intend to vigorously defend the action. As the NASD itself notes, the issuance of a disciplinary complaint represents the initiation of a formal proceeding by the NASD in which the allegations have not been heard or determined and does not represent a decision as to any of the allegations contained in the complaint.

Prior to the filing of the 2006 Complaint, the Company advised the NASD that it had reviewed the actual breakpoints applied for the period 2001 through 2005, a period longer than required by NASD of similar member firms, and had returned to customers approximately $450,000 in breakpoint credits and had revised and enhanced its procedures for determining applicable breakpoints.  The Company believes that the breakpoint survey matter was an industry-wide problem and that the Company has appropriately addressed in all respects the breakpoint issue with it clients.

The Company and Mr. Lowenthal are cooperating, have been cooperating and intend to continue to cooperate with all regulators and hope to reach a fair resolution of all outstanding regulatory issues. The Company has and continues to request an expedited adjudication of the matters in dispute.

As noted above, certain regulatory issues between the Company and the NYSE and NASD remain outstanding.  As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has increased its legal reserves for the fourth quarter of 2005.

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

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. In the near term, the Company will not be seeking additional significant acquisitions, but will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The results of the year ended December 31, 2005, compared to the same period of 2004, reflect improved market conditions in 2005 compared to 2004 as well as the impact of higher interest rates and higher customer balances.

The U.S. economy has continued to pick up momentum as reflected in growth in fourth quarter GNP. In the last half of 2005, the equity markets experienced a rally that allowed most of the major indexes to close up for the year.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31.

	2005	%	2004	%	2003	%
(In thousands of dollars, except percentages)

Commissions	$324,227	48%	$327,040	50%	$325,071	47%
Principal transactions, net	101,016	15%	112,277	17%	136,672	20%
Interest	76,805	11%	45,418	7%	42,600	6%
Investment banking	49,533	7%	44,804	7%	50,623	7%
Advisory fees	111,946	16%	102,531	16%	80,550	12%
Arbitration awards	-	-	3,900	-	21,750	3%
Other	16,219	2%	19,170	3%	32,727	5%

Total revenue	$679,746	100%	$655,140	100%	$689,993	100%

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by Freedom. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

It is important to note when comparing the results of the year ended December 31, 2005, 2004 and 2003, that the 2003 first quarter results were substantially impacted by non-operating items resulting from a favorable arbitration award in the amount of $21,750,000.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years.

	Period to Period Change
	Increase (Decrease)
(In thousands of dollars)	2005 versus 2004		2004 versus 2003
	Amount	Percentage	Amount	Percentage

Revenue -
Commissions	$(2,813)	-1%	$1,969	+1%
Principal transactions, net	(11,261)	-10%	(24,395)	-18%
Interest	31,387	+69%	2,818	+7%
Investment banking	4,729	+11%	(5,819)	-11%
Advisory fees	9,415	+9%	21,981	+27%
Arbitration awards	(3,900)	-100%	(17,850)	-82%
Other	(2,951)	-15%	(13,557)	-41%
Total revenue	24,606	+4%	(34,853)	-5%

Expenses -
Compensation and related expenses	(7,195)	-2%	(6,778)	-2%
Clearing and exchanges fees	1,814	+12%	(5,188)	-25%
Communications and technology	(4,507)	-8%	(4,381)	-7%
Occupancy and equipment costs	(1,583)	-3%	1,712	+4%
Interest	19,800	+99%	3,045	+18%
Other	10,496	+21%	(10,456)	-17%
Total expenses	18,825	+3%	(22,046)	-4%

Profit before taxes	5,781	+16%	(12,807)	-26%
Income taxes	3,942	+27%	(5,188)	-26%
Net profit	$1,839	+9%	$(7,619)	-27%

Fiscal 2005 compared to Fiscal 2004

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2005, commission revenue decreased by 1% compared to fiscal 2004 primarily as a result of overall investor activity in the markets. Markets were relatively robust in the last two quarters of 2005, however, commission income for fiscal 2005 did not quite rise to the level achieved in 2004. Net revenue from principal transactions decreased by 10% in the year ended December 31, 2005 compared to fiscal 2004 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes for much of 2005 compared to 2004. Investment banking revenues increased 11% in the year ended December 31, 2005 compared with fiscal 2004 due to an increase in new issue and secondary issuance in 2005 compared to 2004 and the increased size of the Company’s investment banking effort. Advisory fees increased by 9% for the year ended December 31, 2005 compared to fiscal 2004. Assets under management by the asset management group were $10.3 billion at December 31, 2005, unchanged from December 31, 2004, net of the December 5, 2005 expiration of the advisory contracts for the Asia Tigers Fund and India Fund. These two advisory contracts represented approximately $1.2 billion of assets managed at December 5, 2005. Other revenue decreased by 15% in the year ended December 31, 2005 compared to fiscal 2004.

Interest

Net interest revenue (interest revenue less interest expense) increased significantly in the year ended December 31, 2005 compared to fiscal 2004 as a result of higher interest rates in 2005 combined with higher customer debit balances. Higher customer debit balances flowed from improved market conditions in the fourth quarter of 2005 as well as the Company’s larger customer base in 2005 compared to 2004.

Expenses, other than interest

Compensation expense decreased by 2% in the year ended December 31, 2005 compared to fiscal 2004. Compensation expense has volume-related components and, therefore, will decrease with the decreased level of commission business conducted in the year ended December 31, 2005, compared to fiscal 2004. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer divisions, resulting in higher amortization levels beginning in the third quarter of 2003 which are expected to continue through most of 2006. That said, due to attrition, the amortization expense in fiscal 2005 was approximately $23 million compared to approximately $29 million in fiscal 2004. The cost of clearing and exchange fees increased by 12% in the year ended December 31, 2005 compared to fiscal 2004. The Company finds itself processing a larger number of trades due to the general growth of its business and the fractionalization of executions as a result of changes in the equity markets, incurring higher overall clearing and exchange fees in fiscal 2005 compared to fiscal 2004. The cost of communications and technology decreased 8% in the year ended December 31, 2005, compared to fiscal 2004. The level of investment in technology declined in 2005. The new contracts with vendors have reduced communications cost in fiscal 2005 compared to fiscal 2004. Occupancy costs decreased 3% in fiscal 2005 compared to fiscal 2004. The Company has continued to address its occupancy costs and has been successful in negotiating favorable leases resulting in reduced costs in fiscal 2005 compared to fiscal 2004. Other expenses increased by 21% for the year ended December 31, 2005 compared to fiscal 2004.  Included in other expenses in 2005 is approximately $17 million of fee expense paid to third party money managers by OAM ($14 million in 2004); approximately $4 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($3.8 million in 2004); approximately $17 million in regulatory settlement, litigation and legal costs ($6 million in 2004); a credit of approximately $400 thousand with respect to bad debt expense ($1 million credit in 2004) and a reduction in audit and accounting fees primarily due to the Company’s ability in 2005 to self-administer its Sarbanes-Oxley processes and procedures ($1.7 million in 2005 compared to $2.6 million in 2004). The Company continued to be affected by litigation and regulatory settlement costs in 2005. Much of the Company’s unfavorable litigation experience in the past several years arose from its acquisitions of Josephthal and Prime Charter in 2001. As stated above, the Company has been affected by regulatory settlement expenses in 2005 which primarily arose from the period in 2003 after the conversion of customer accounts following the acquisition of the private client business of CIBC World Markets Inc. The Company may incur additional such expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

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

Liquidity and Capital Resources

Total assets at December 31, 2005 increased by approximately 21% from December 31, 2004 due primarily to an increase in receivable from customers, as well as an increase in receivable from brokers and clearing organizations due to an expansion of the Company’s stock borrow/stock loan business and increases in securities owned due to a newly developed institutional money management business (consisting of ‘seed’ investments funded by the Company) in 2005 compared to 2004.These increases were partly offset by decreases in notes receivable and property, plant and equipment. In 2005, the Company established a relationship with a single large customer. At December 31, 2005 this customer’s debit balance, included in receivable from customers, amounted to approximately $170 million. Information concerning the Company’s off balance sheet arrangements is included in note 15 of the Notes to the Consolidated Financial Statements. Such information is incorporated herein by reference.

The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer 's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At December 31, 2005, $139,700,000 of such borrowings were outstanding, a significant increase compared to outstanding borrowings at December 31, 2004. At December 31, 2005, the Company had available collateralized and uncollateralized letters of credit of $160,200,000 in favor of Options Clearing Corporation.

In connection with the acquisition of the Oppenheimer divisions, the Company issued variable rate exchangeable debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the consolidated financial statements contain a description of these instruments. The debentures, if exchanged, would represent an increase of approximately 35% of the issued Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is being financed from internally-generated funds. The principal payments on the zero coupon promissory note are also being financed from internally-generated funds. The Company believes that the necessary internally-generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired business.

In connection with the acquisition of the Oppenheimer divisions, the Company had arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker notes and were repayable, together with interest, at the CIBC U.S. base rate plus 2%, over five years or earlier if any broker notes become due earlier. The interest and principal repayments have been made out of internally-generated funds. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2005, the Company was in compliance with the covenants. In January 2006, the Company repaid the principal in full and terminated the credit arrangement. The Company financed this repayment by utilizing cash on hand and existing credit facilities.

Funding Risk

The following table summarizes the Company’s cash flows for the years ended December 31, 2005, 2004 and 2003.

(In thousands of dollars)	2005	2004	2003
Cash (used in) provided by operations	$(89,734)	$125,611	$(56,693)
Cash used in investing activities	$(4,589)	$(10,219)	$(27,826)
Cash provided by (used in) financing activities	$92,946	$(116,480)	$102,882
Net (decrease) increase in cash and cash equivalents	$(1,377)	$(1,088)	$18,363

The Company’s expansion of its receivable from customers and securities owned in 2005 was financed by an increase in bank call loans and securities lending activities. In addition, during 2005, the Company repurchased 916,268 of its Class A Shares for $19.6 million pursuant to an Issuer Bid and repaid approximately $23 million of long-term debt.

The strong cash inflows from operations in 2004 after the major acquisition the Company undertook in 2003 with the purchase of the Oppenheimer divisions contributed to significant reductions in bank call loans as well as the paying down of approximately $30 million of long-term debt in 2004.

In 2003 the Company experienced large cash out-flows from operations despite strong earnings as it adjusted to the larger size of the post-acquisition business. These out-

flows as well as the cash portion of the purchase price of the Oppenheimer divisions were covered by increases in both short and long-term bank borrowings.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See factors affecting “forward-looking statements”). However, there is no guarantee that the Company will continue to be able to meet its debt repayment and other obligations.

Other Matters

The Company paid cash dividends to its shareholders totaling $4,700,000, during 2005, from internally-generated cash.

During 2005, the Company purchased a total of 916,268 of its Class A non-voting shares at an average cost of $21.43 per share through the facilities of the New York and Toronto Stock Exchanges by way of a Normal Course Issuer Bid, using internally generated cash. The Company has expressed an intention to purchase up to 644,000 of its Class A Shares from time to time between July 22, 2005 and July 21, 2006 from internally generated funds (384,900 Class A Shares having already been purchased).

Because of the Company's strong financial condition, size and earnings history, management believes adequate sources of credit would be available to finance higher trading volumes, branch expansion, and major capital expenditures, as needed. See factors affecting “forward-looking statements”.

The book value of the Company’s Class A and Class B Shares was $24.46 at December 31, 2005, an increase of approximately 7% compared to book value of $22.91 at December 31, 2004, based on total outstanding shares of 12,595,821 and 13,396,556, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off balance sheet arrangements is included in note 15 of the Notes to the Consolidated Financial Statements. Such information is incorporated herein by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the acquisition of the Oppenheimer divisions.

The following table sets forth these contractual and contingent commitments as at December 31, 2005.

Contractual Obligations

(In millions of dollars)

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Minimum rentals	$149	$25	$46	$35	$43
Supplemental Executive Retirement Plan	1	-	1		-
Bank loans	15	15	-	-	-
Exchangeable debentures	161	-	-	-	161
Zero coupon promissory notes	23	7	6	3	7

Total	$349	$47	$53	$38	$211

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

The Company estimates that the impact of adopting SFAS 123R will result in additional compensation expense in 2006 of approximately $2 million, based on the 1,179,284 non-vested options outstanding at December 31, 2005. Future stock-based compensation expense has been estimated in a manner similar to that used in making our historical pro forma disclosures. Estimated future compensation expense will change to reflect future option grants, changes in estimated forfeitures and actual forfeiture experience.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company,(xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, and (xiv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.  Further discussion of credit risk appears in Item 8, under the caption “Notes to the Consolidated Financial Statements”.

Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures (including the maintenance of disaster recovery facilities and procedures related thereto) that are designed to identify and manage operational risk at appropriate levels. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. The Company has procedures designed to assess and monitor counterparty risk. For a discussion of funding risk, see Item 7, under the caption “Liquidity and Capital Resources”.

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

The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S.A. Patriot Act. See further discussion on the Company’s reserve policy in Item 7, under the caption “Critical Accounting Policies”, Item 3, “Legal Proceedings” and Item 1, “Regulation”.

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

At December 31, 2005 and 2004, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	-------------Fiscal 2005-------------			As at December 31,
	High	Low	Average	2005	2004

Interest rate risk	$279	$201	$276	$279	$158
Equity price risk	285	133	201	285	236
Commodity price risk	503	-	234	503	-
Diversification benefit	(634)	(175)	(423)	(634)	(105)
Total	$433	$159	$287	$433	$289

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2005 from those reported in 2004 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2005 compared to December 31, 2004, which include a larger position in fixed income securities on an overall portfolio which is 87% higher than at December 31, 2004. The Company’s portfolio as at December 31, 2005 includes approximately $14,660,000 ($15,097,000 in 2004) in corporate equities, which are co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company did not use derivative financial instruments to hedge market risk in fiscal 2004, but did hold a small hedge position in 2005 which is described in note 15 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.  Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1, “Risk Management”.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OPPENHEIMER HOLDINGS INC.

Management’s Report on Internal Control over Financial Reporting

Management of Oppenheimer Holdings Inc. is responsible for establishing and maintaining adequate control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Oppenheimer Holdings Inc.

We have completed integrated audits of Oppenheimer Holdings Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included herein, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 9, 2006

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2005	2004
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$32,013	$33,390
Cash and securities segregated
under federal and other regulations	23,526	15,291
Deposits with clearing organizations	14,240	17,006
Receivable from brokers and clearing organizations	527,490	474,523
Receivable from customers	1,117,214	864,304
Securities owned, including amounts pledged of
$1,042, at market value	146,645	78,445
Notes receivable, net	59,874	70,070
Other	72,394	56,606
Property, plant and equipment, net	18,787	23,545
Intangible assets, net of amortization	34,395	35,130
Goodwill	137,889	137,889
	$2,184,467	$1,806,199

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (continued)
AS AT DECEMBER 31,
	2005	2004
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$46,012	$59,239
Bank call loans	139,700	2,373
Payable to brokers and clearing organizations	830,478	671,953
Payable to customers	473,212	383,700
Securities sold, but not yet purchased, at market value	9,786	10,536
Accrued compensation	87,040	73,086
Accounts payable and other liabilities	80,811	66,659
Income taxes payable	6,584	2,399
Bank loans	14,524	24,643
Zero coupon promissory note	22,822	35,378
Exchangeable debentures	160,822	160,822
Deferred income tax, net	4,553	8,528
	1,876,344	1,499,316

Commitments and contingencies (note 13)

Shareholders' equity
Share capital
12,496,141 Class A non-voting shares issued (2004 -13,296,876 shares issued)	32,498	49,504
99,680 Class B voting shares issued	133	133
	32,631	49,637
Contributed capital	8,810	8,780
Retained earnings	266,682	248,466
	308,123	306,883
	$2,184,467	$1,806,199

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$324,227	$327,040	$325,071
Principal transactions, net	101,016	112,277	136,672
Interest	76,805	45,418	42,600
Investment banking	49,533	44,804	50,623
Advisory fees	111,946	102,531	80,550
Arbitration awards	-	3,900	21,750
Other	16,219	19,170	32,727
	679,746	655,140	689,993

EXPENSES:
Compensation and related expenses	421,052	428,247	435,025
Clearing and exchange fees	17,360	15,546	20,734
Communications and technology	50,764	55,271	59,652
Occupancy and equipment costs	48,608	50,191	48,479
Interest	39,736	19,936	16,891
Other	60,537	50,041	60,497
	638,057	619,232	641,278

Profit before income taxes	41,689	35,908	48,715

Income tax provision	18,773	14,831	20,019

NET PROFIT FOR YEAR	$22,916	$21,077	$28,696

Earnings per share
Basic	$1.76	$1.58	$2.26
Diluted	$1.36	$1.24	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
	(Expressed in thousands of dollars)
SHARE CAPITAL
Balance at beginning of year	$49,637	$41,653	$34,471
Issue of Class A Shares	2,629	11,104	7,767
Repurchase of Class A Shares for cancellation	(19,635)	(3,120)	(585)

Balance at end of year	$32,631	$49,637	$41,653

CONTRIBUTED CAPITAL
Balance at beginning of year	$8,780	$5,966	$5,028
Tax benefit from employee stock options exercised	30	2,814	938

Balance at end of year	$8,810	$8,780	$5,966

RETAINED EARNINGS
Balance at beginning of year	$248,466	$232,217	$208,137
Net profit for year	22,916	21,077	28,696
Dividends paid ($0.36 per share)	(4,700)	(4,828)	(4,616)

Balance at end of year	$266,682	$248,466	$232,217

Total Shareholders’ Equity	$308,123	$306,883	$279,836

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit for year	$22,916	$21,077	$28,696
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	10,082	11,217	9,518
Deferred income tax	(3,975)	7,322	963
Tax benefit from employee stock options exercised	30	2,814	938
Amortization of notes receivable	23,141	29,174	31,405
Change in allowance for doubtful accounts	2,035	3,100	(3,577)
Decrease (increase) in operating assets, (net of the effect of acquisition in 2003):
Cash and securities segregated
under federal and other regulations	(8,235)	(825)	(7,026)
Deposits with clearing organizations	2,766	852	(14,252)
Receivable from brokers and clearing organizations	(52,967)	(196,002)	213,573
Receivable from customers	(252,910)	42,183	(513,558)
Securities owned	(68,200)	16,778	(32,267)
Notes receivable	(12,945)	(1,325)	(46,800)
Other assets	(17,823)	(1,007)	(10,259)
Increase (decrease) in operating liabilities, (net of the effect of acquisition in 2003):
Drafts payable	(13,227)	(8,909)	46,495
Payable to brokers and clearing organizations	158,525	203,987	(52,777)
Payable to customers	89,512	(22,437)	243,794
Securities sold, but not yet purchased	(750)	(151)	1,081
Accrued compensation	13,954	(15,778)	47,543
Accounts payable and other liabilities	14,153	31,208	1,807
Income taxes payable	4,185	2,332	(1,990)
Cash (used in) provided by operating activities	(89,734)	125,611	(56,693)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003
(Expressed in thousands of dollars)
Cash flows from investing activities:
Purchase of the Oppenheimer divisions	-	-	(15,611)
Purchase of property, plant and equipment	(4,589)	(10,219)	(12,215)
Cash (used in) investing activities	(4,589)	(10,219)	(27,826)

Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(4,700)	(4,828)	(4,616)
Issuance of Class A Shares	2,629	11,104	7,767
Repurchase of Class A Shares for cancellation	(19,635)	(3,120)	(585)
Zero coupon promissory note repayments	(12,556)	(15,497)	(14,639)
Proceeds from issuance of bank loans	-	-	50,000
Bank loan repayments	(10,119)	(15,012)	(10,345)
Increase (decrease) in bank call loans, net	137,327	(89,127)	75,300
Cash provided by (used in) financing activities	92,946	(116,480)	102,882
Net (decrease) increase in cash and cash equivalents	(1,377)	(1,088)	18,363
Cash and cash equivalents, beginning of year	33,390	34,478	16,115
Cash and cash equivalents, end of year	$32,013	$33,390	$34,478

The accompanying notes are an integral part of these financial statements

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2005

GENERAL

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. On September 2, 2003 the names of OPY and certain of its subsidiaries were changed. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisors Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.  The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services, and investment advisory and asset management services.

1. Summary of significant accounting policies

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s annual report on Form 10-K and in its annual report to shareholders.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates are related to income taxes, contingencies, goodwill and intangibles and investment valuation. Actual results could be materially different from these estimates.

Since operations are predominantly based in the United States of America, these consolidated financial statements are presented in U.S. dollars.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements:

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. The major subsidiaries, which are wholly-owned and operated in the United States of America, are as follows:

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

Securities failed to deliver and receive represent the contract value of securities which have not been received or delivered by settlement date. Included in receivable from brokers and clearing organizations are securities failed to deliver of $23,673,000 ($30,798,000 in 2004). Included in payable to brokers and clearing organizations are securities failed to receive of $35,722,000 ($29,867,000 in 2004).

(c) Asset management operations

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the consolidated statements of operations when the measurement period ends. Asset management fees and incentive fees are included in advisory fees in the consolidated statements of operations. Assets under management are not included as assets of the Company.

(d) Fair value

Securities owned, including those pledged; securities sold, but not yet purchased; and readily marketable investments are valued using quoted market or dealer prices. Customer receivables, primarily consisting of floating-rate loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value, with the exception of the Company’s variable rate exchangeable debentures, which are carried at issuance.

(e) Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

(f) Drafts payable

Drafts payable represent amounts drawn by the Company against a bank.

(g) Intangible Assets

Intangible assets arose upon the acquisition of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $2,695,000 (which is net of accumulated amortization of $2,205,000) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31,700,000, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2005 have been tested for impairment and it has been determined that no impairment has occurred.

(h) Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, First of Michigan Capital Corporation, Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2005 has been tested for impairment and it has been determined that no impairment has occurred.

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

(j) Foreign currency translations

Canadian currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and shareholders’ equity at historical rates. Cumulative translation adjustments are immaterial.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $472,499,000 ($415,288,000 in 2004). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $794,353,000 ($641,393,000 in 2004).

(m) Investments

Investments, included in securities owned, which have a ready market are valued using quoted market or dealer prices. Investments with no ready market value are stated at fair value as determined in good faith by management. Generally, management will initially value investments at cost. Factors considered in valuing individual investments include available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information.

Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that the Company could realize in a current transaction. Because of inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material.

(n) Investment banking revenues

Investment banking fees are recorded on offering date, sales concessions on trade date and other underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

(o) Interest expense

Included in interest expense is interest on bank call loans, bank loans, debt, securities loaned, customer credits and interest paid with respect to repurchase agreements, when applicable.

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

(q) Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded as a charge to results in that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

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

(r) Notes receivable

The Company had notes receivable from employees of approximately $59,874,000 at December 31, 2005, which are recorded at face value net of accumulated amortization. These amounts represent retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3-5 years from the initial date of the loan or based on productivity levels of employees with respect to certain of these notes receivable and all such notes are contingent on their continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability. Amortization of notes receivable is included in the statements of operations in compensation and related expenses.

(s) Stock-based compensation

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

In accordance with SFAS 123, the following presents the pro forma profit and earnings per share impact, using a fair value calculation, of the Company’s stock-based compensation relating to its Equity Incentive Plan. See Note 12. Amounts are expressed in thousands of dollars, except per share amounts.

	Year ended December 31,
	2005	2004	2003
Stock based employee compensation expense included in reported net profit, net of tax	-	-	-
Net profit as reported	$22,916	$21,077	$28,696

Additional compensation expense, net of tax	1,526	1,561	1,840
Pro forma net profit	$21,390	$19,516	$26,856

Basic earnings per share as reported	$1.76	$1.58	$2.26
Diluted earnings per share as reported	$1.36	$1.24	$1.65

Pro forma basic earnings per share	$1.64	$1.46	$2.12
Pro forma diluted earnings per share	$1.29	$1.17	$1.56

For purposes of the pro forma presentation, the Company determined fair value using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2005, 2004 and 2003, respectively: expected dividend yields of 1.4%, 1.1% and 1.3%; risk-free interest rates ranging from 3.6% to 3.9%, 2.9% to 3.8% and 2.87% to 3.4%; expected volatility ranging from 23.46% to 26.12%, 18% to 21% and 21% to 23%; and expected life of approximately 5 years. The weighted average fair value of options granted during 2005, 2004 and 2003, respectively, was $1,101,000, $2,961,000 and $1,697,000. The fair value is being amortized over the vesting period for purposes of pro forma presentation. Stock options generally expire five years after the date of grant or three months after the date of retirement, if earlier. Stock options generally vest over a five year period with 0% vesting in year one, 25% of the shares becoming exercisable on each of the next three anniversaries of the grant date and the balance vesting in the last six months of the option life. The vesting period is at the discretion of the Compensation and Stock Option Committee and is determined at the time of grant.

The calculation of fair value in this pro forma presentation is not indicative of future amounts because it does not take into consideration future grants or any difference between actual and assumed forfeitures.

2. Recently Issued Accounting Standards

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

The Company estimates that the impact of adopting SFAS 123R will result in additional compensation expense in 2006 of approximately $2 million, based on the 1,179,284 non-vested options outstanding at December 31, 2005. Future stock-based compensation expense has been estimated in a manner similar to that used in making our historical pro forma disclosures. Estimated future compensation expense will change to reflect future option grants, changes in estimated forfeitures and actual forfeiture experience.

3. Cash and securities segregated under federal and other regulations

Deposits of $23,526,000 (2004 - $15,291,000) were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

4. Securities owned and Securities sold, but not yet purchased (at market value)

	2005	2004
Securities owned consist of:
Corporate equities and warrants	$35,895,000	$37,111,000
Corporate and sovereign obligations	46,482,000	14,326,000
U.S. government and agency and state and municipal government obligations	61,590,000	23,592,000
Money market funds	2,655,000	3,402,000
Other	23,000	14,000
	$146,645,000	$78,445,000

Securities sold, but not yet purchased consist of:
Corporate equities and warrants	$4,685,000	$5,321,000
Corporate obligations	3,722,000	3,266,000
U.S. government and agency and state and municipal government obligations and other	1,379,000	1,949,000
	$9,786,000	$10,536,000

Securities owned and Securities sold, but not yet purchased, consist of trading and investment securities at market values. Included in securities owned at December 31, 2005 are corporate equities with market values of approximately $14,660,000 ($15,097,000 in 2004), which are correlated to deferred compensation liabilities to certain employees. Also included in securities owned are investments with estimated fair values of approximately $2,500,000. At December 31, 2005, the Company had pledged securities owned of approximately $1,042,000 ($3,333,000 in 2004) as collateral to counterparties for securities loan transactions, which can be sold or repledged.

5. Property, plant and equipment

	December 31, ------------------------2005------------------------			December 31, 2004
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$48,174,000	$38,583,000	$9,591,000	$12,966,000
Leasehold improvements	21,753,000	12,557,000	9,196,000	10,579,000
	$69,927,000	$51,140,000	$18,787,000	$23,545,000

Depreciation and amortization expense, included in occupancy and equipment costs, was $9,347,000, $10,482,000 and $8,783,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

6. Bank call loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 6% at December 31, 2005. These loans, collateralized by firm and customer securities (with market values of approximately $53,185,000 and $182,260,000, respectively), at December 31, 2005 are primarily with two U.S. money center banks. Details of the bank call loans are as follows:

	2005	2004	2003
Year-end balance	$139,700,000	$2,373,000	$91,500,000
Weighted interest rate (at end of year)	4.622%	2.6875%	1.41%
Maximum balance (at any month end)	$275,200,000	$121,700,000	$170,100,000
Average amount outstanding (during the year) (1)	$164,733,000	$50,083,000	$86,026,000
Weighted average interest rate (during the year) (2)	3.88%	1.59%	2.96%

(1)

The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2)

The weighted average interest rate during the year was computed by taking a weighted average of the weighted average daily interest rate on the last day of each month.

Interest expense in 2005 on bank call loans was $9,325,000 ($3,666,000 in 2004 and $3,545,000 in 2003) of which $8,710,000 ($3,713,000 in 2004 and $3,588,000 in 2003) was paid on a cash basis.

7. Long term liabilities

Issued	Maturity Date	Interest Rate	December 31, 2005
Bank loans (a)	1/2/2008	6.5%	$14,524,000
Less current portion			14,524,000
Long term portion of bank loans			-

Zero Coupon Promissory Note,
issued January 2, 2003 (b)	-	0%	$22,822,000
Less current portion			6,939,000
Long term portion of zero coupon promissory note			$15,883,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (c)	1/2/2013	4.5%	$160,822,000

a) Bank loans are subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003 in the initial aggregate amount of $50 million dollars, and bear interest at the U.S. base rate plus 2% per annum. The minimum annual principal repayment under the agreement is approximately $10,119,000. The principal repayments are tied to certain employee notes receivable issued during 2003 and repayments above the minimum level are triggered by the termination of employment of these employees. In accordance with the credit arrangement, the Company has provided certain covenants to CIBC with respect to the maintenance of minimum debt/equity ratios and net capital of Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that Oppenheimer maintain minimum excess net capital of $100 million. As at December 31, 2005, the Company was in compliance with the covenants. Interest expense in 2005 on bank loans was $1,648,000 ($2,118,000 in 2004) and $1,689,000 ($2,177,000 in 2004) was paid on a cash basis. See Note 18.

(b)The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(c)The first and second variable rate exchangeable debentures are exchangeable for approximately 6.9 million Class A non-voting shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The first and second variable rate exchangeable debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense for the years ended December 31, 2005 and 2004 on the first and second variable rate exchangeable debentures was $7,357,000and $6,504,000 ($6,540,000 in 2004) was paid on a cash basis. Under the interest method, the effective annual interest rate over the life of the first and second variable rate exchangeable debentures is 4.5%.

8. Share capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares (“Class A Shares”); and (c) 99,680 Class B voting shares (“Class B Shares”).

The Class A and the Class B Shares are equal in all respects except that the Class A Shares are non-voting.

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued):

	2005	2004	2003
12,496,141 (13,296,876 in 2004 and 12,819,520 in 2003) Class A Shares	$32,498,000	$49,504,000	$41,520,000
99,680 Class B Shares	133,000	133,000	133,000

	$32,631,000	$49,637,000	$41,653,000

Issuance of shares

The Company issued 64,176 Class A Shares from Treasury for a total consideration of $1,628,000 to the Company's 401(k) plan in the year ended December 31, 2005 (75,137 Class A Shares for $2,547,000 in 2004 and 23,042 Class A Shares for $613,000 in 2003).

In addition, the Company issued 51,357 Class A Shares from Treasury for a total consideration of $1,001,000 related to the exercise of options pursuant to its Equity Incentive Plan in the year ended December 31, 2005 (534,319 Class A Shares for $8,557,000 in 2004 and 425,171 Class A Shares for $7,154,000 in 2003). The Equity Incentive Plan is described in Note 12.

Issuer Bid

During the 12-month period that commenced on July 22, 2005, the Company may purchase up to 644,000 Class A Shares by way of a Normal Course Issuer Bid (“Issuer Bid”) through the facilities of the Toronto Stock Exchange and/or the New York Stock Exchange. During the year ended December 31, 2005, the Company purchased 916,268 Class A Shares for a total consideration of $19,635,000 (132,100 Class A Shares for $3,120,000 in 2004 and 25,700 Class A Shares for $585,000 in 2003), pursuant to the current Issuer Bid as well as pursuant to an Issuer Bid that commenced on July 22, 2004 and terminated on July 21, 2005. At December 31, 2005, the Company may purchase up to 259,100 Class A Shares under the current issuer bid. All shares purchased pursuant to Issuer Bids are cancelled.

Dividends

In 2005, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.36 in 2004 and 2003):

Dividend per share

Record Date

Payment Date

$0.09

February 11, 2005

February 25, 2005

$0.09

May 6, 2005

May 20, 2005

$0.09

August 5, 2005

August 19, 2005

$0.09

November 11, 2005

November 25, 2005

9. Contributed capital

Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised.

10. Income taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of combined federal, state, provincial and local tax rates to pre-tax profit as follows:

	2005	2004	2003

Profit before income tax	$41,689,000	$35,908,000	$48,715,000

U.S. federal tax at 35%	14,591,000	12,568,000	$17,700,000

Combined state and local tax, net of federal benefit	2,348,000	2,365,000	1,915,000
Income taxes at statutory rates	16,939,000	14,933,000	19,615,000
Tax effect of non-taxable interest and dividends	(548,000)	(343,000)	(329,000)
Tax effect of business promotion expense	509,000	548,000	686,000
Impact of non-taxable benefits	-	(278,000)	-
Tax effect of non-deductible expenses	788,000	-	-
Increase in accrual for tax contingencies	450,000	-	-
Other	635,000	(29,000)	47,000
Income taxes	$18,773,000	$14,831,000	$20,019,000

Profit before income tax provision:
Canadian operations	$(70,000)	$(41,000)	$(1,857,000)
U.S. operations	$41,759,000	$35,949,000	$50,572,000

Income taxes included in the consolidated statements of operations represent the following:

	2005	2004	2003
Current:

U.S. federal tax	$18,473,000	$18,263,000	$18,776,000
State and local tax	4,275,000	5,951,000	3,493,000
	22,748,000	24,214,000	22,269,000
Deferred:
U.S. federal tax	(3,312,000)	(7,077,000)	(1,819,000)
State and local tax	(663,000)	(2,306,000)	(431,000)
	(3,975,000)	(9,383,000)	(2,250,000)
	$18,773,000	$14,831,000	$20,019,000

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Deferred tax assets:
Employee deferred compensation plans	$5,927,000	$5,495,000
Allowance for doubtful accounts	363,000	1,168,000
Reserve for litigation and legal fees	6,825,000	3,717,000
Interest method on exchangeable debentures	1,695,000	1,354,000
Investment in partnerships	1,414,000	-
Other	1,656,000	1,262,000
Total deferred tax assets	$17,880,000	$12,996,000

Deferred tax liabilities:
Section 197 amortization of goodwill	$13,306,000	$8,929,000
Involuntary conversion	6,891,000	6,891,000
Investment in partnerships	-	3,103,000
Difference between book and tax depreciation	2,236,000	2,601,000
Total deferred tax liabilities	$22,433,000	$21,524,000

Deferred income tax, net	$(4,553,000)	$(8,528,000)

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

On a cash basis, the Company paid income taxes for the years ended December 31, 2005, 2004 and 2003 in the amounts of $14,391,000, $10,654,000 and $13,342,000, respectively.

11. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

	2005	2004	2003
Basic weighted average number of shares outstanding	13,020,341	13,365,453	12,692,634
Net effect, if converted method	6,932,000	6,932,000	6,932,000
Net effect, treasury method	-	100,916	317,850
Diluted common shares (1)	19,952,341	20,398,369	19,942,484

Net profit, as reported	$22,916,000	$21,077,000	$28,696,000
Effect of dilutive exchangeable debentures	4,256,000	4,267,000	4,186,000
Net profit available to shareholders and assumed conversions	$27,172,000	$25,344,000	$32,882,000

Basic earnings per share	$1.76	$1.58	$2.26
Diluted earnings per share	$1.36	$1.24	$1.65

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
	2005	2004	2003
Number of antidilutive options, end of period	1,746,475	739,116	291,995

12. Employee Compensation Plans

Equity Incentive Plan

Under the Company’s 1996 Equity Incentive Plan, as amended March 10, 2005 (“EIP”), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted for each year held. The aggregate number of Class A Shares available under the EIP is 5,015,000.

The following table summarizes awards under the EIP for the three years ended December 31, 2005.

	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	1,659,370	$27.19	1,884,983	$21.81	1,978,959	$20.16
Options granted	231,798	$23.38	510,606	$32.58	376,500	$24.97
Options exercised	(51,357)	$19.48	(534,319)	$16.02	(425,171)	$16.83
Options forfeited	(64,170)	$20.93	(201,900)	$13.64	(45,305)	$22.34
Options outstanding, end of year	1,775,641	$27.04	1,659,370	$27.19	1,884,983	$21.81
Options vested, end of year	596,357	$24.85	312,171	$23.45	581,723	$16.63

The following table summarizes stock options outstanding and exercisable as at December 31, 2005.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.875 - $25.00	913,195	1.9 years	$23.53	406,397	$23.43
$25.00 - $33.80	862,446	2.3 years	$30.75	189,960	$27.90

$19.875 - $33.80	1,775,641	2.1 years	$27.04	596,357	$24.85

Stock Appreciation Rights

The Company has granted Stock Appreciation Rights to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. The value of Stock Appreciation Rights granted in 2005 totaled approximately $1,455,000 ($1,028,000 in 2004 and $635,000 in 2003) and will vest five years from the end of the related fiscal year. The liability is being recognized on a straight-line basis over the vesting period. At December 31, 2005, the Company’s liability with respect to Stock Appreciation Rights totaled $1,192,000.

Employee Share Plan

On March 10, 2005, the Company adopted the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”). Under the ESP, the compensation and stock option committee of the board of directors of the Company may grant stock awards to key management employees. The aggregate number of Class A Shares that are available under the ESP is 750,000. Generally, stock awards vest three years from the date of the award. The value of stock awards granted in 2005 total approximately $243,000 (nil in 2004 and 2003). The liability is being recognized on a straight-line basis over the vesting period.

The following table summarizes awards under the ESP as at December 31, 2005.

	Number of Class A Shares	Weighted average price	Weighted average remaining contractual life

ESP awards, beginning of year	-	-	-
Awards granted	12,407	$19.59	2.5 years
ESP awards, end of year	12,407	$19.59	2.5 years
Awards vested, end of year	-	-	-

Other stock-related compensation awards

In 2003, the Company awarded 31,110 Class A Shares (priced at $22.50 per share) to certain employees, which vested on January 3, 2006. The liability has been recognized over the vesting period.

The total amount expensed in 2005 for stock appreciation rights, ESP and other stock-related compensation awards was $755,000 ($808,000 in 2004 and $468,000 in 2003).

Defined Benefit Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $14,000, $13,000 and $12,000 per annum in 2005, 2004 and 2003, respectively. The Company made contributions to the 401(k) Plan of $3,963,000, $3,168,000 and $3,491,000 in 2005, 2004 and 2003, respectively.

Old Michigan Corp. (originally called First of Michigan Corporation), sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former officers additional retirement benefits. Payments under the SERP were $267,000, $300,000 and $367,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, benefits payable under the SERP were approximately $688,000.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2005 of approximately $5,094,000 ($1,366,000 in 2004 and $1,254,000 in 2003). These deferrals normally vest after five years. The EDCP also includes voluntary deferrals by senior executives which are not subject to vesting. The liability is being recognized on a straight-line basis over the vesting period. The Company maintains a company-owned life insurance policy, which is designed to offset 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2005, the Company’s liability with respect to the EDCP and DIP totaled $10,376,000.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose.

The total amount expensed in 2005 for the Company’s deferred compensation plans was $2,729,000 ($3,102,000 in 2004 and $1,398,000 in 2003).

13. Commitments and contingencies

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2005 are as follows:

2006	$24,878,000
2007	24,072,000
2008	21,901,000
2009	18,383,000
2010	16,961,000
2011 and thereafter	42,360,000
Total	$148,555,000

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2005, 2004 and 2003 was $33,327,000, $32,454,000 and $31,028,000, respectively.

At December 31, 2005, the Company had collateralized and uncollateralized letters of credit for $160,200,000 in favor of Options Clearing Corporation. Collateral for these letters of credit include marketable customer securities of approximately $219,056,000, pledged to two financial institutions.

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

The Company is the subject of customer complaints, has been named as defendant or codefendant in various lawsuits seeking, in total, substantial damages and is involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established provisions for estimated losses from pending complaints, legal actions, regulatory investigations and proceedings. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial statements. However, the Company’s financial statements could be materially affected during any period if liabilities in that period differ from prior estimates. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

14.  Regulatory Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2005, Oppenheimer had net capital of $172,780,000, which was $144,904,000 in excess of the $27,876,000 required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2005, Freedom had net capital of $7,005,000, which was $6,755,000 in excess of the $250,000 required to be maintained at that date. At December 31, 2005, Oppenheimer and Freedom had $12,843,000 and $10,683,000, respectively, in cash and securities segregated under Federal and other regulations.

Oppenheimer Trust Company is subject to regulation by the New Jersey Department of Banking.

In accordance with the Securities and Exchange Commission’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2005. The Company had no deposit requirements as of December 31, 2005.

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At December 31, 2005, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $460,998,000 under securities loan agreements and approximately $182,260,000 with respect to bank call loans. In addition, the Company has received collateral of approximately $453,871,000 under securities borrow agreements of which the Company has repledged approximately $296,690,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $247,524,000. Included in receivable from customers is a receivable from one customer in the amount of $169,644,000 which is collateralized with fixed income securities in the amount of $214,438,000, and therefore bears minimal credit risk.

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

At December 31, 2005, the Company had outstanding commitments to buy and sell of $2,539,000 and $670,000, respectively, primarily of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

Futures contracts, comprised of treasury note futures and high-grade copper futures, represent commitments to purchase or sell at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At December 31, 2005, the Company had open contracts to sell Chicago Board of Trade (“CBOT”) five year treasury note futures as well as March 2006 High-Grade Copper contracts with notional values of approximately $44 million. The fair value of these derivative financial instruments, included in receivable from brokers and clearing organizations at December 31, 2005, was approximately $1.3 million.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2005, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyds for losses incurred by Lloyds under the excess SIPC policy.

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

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2005, 2004 and 2003. The Company’s business is predominantly in the U.S.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Year ended December 31,
	2005	2004	2003
Revenue:
Private Client	$511,784,000	$502,547,000	$525,812,000
Capital Markets	101,237,000	95,213,000	120,109,000
Asset Management	61,468,000	52,438,000	39,809,000
Other	5,257,000	4,942,000	4,263,000

Total	$679,746,000	$655,140,000	$689,993,000

Operating Income:
Private Client	$26,884,000	$17,492,000	$13,245,000
Capital Markets	11,167,000	15,839,000	18,193,000
Asset Management*	4,629,000	1,013,000	14,347,000
Other	(991,000)	1,564,000	2,930,000

Total	$41,689,000	$35,908,000	$48,715,000

* OAM earned incentive fees, net of approximately $2.2 million in 2005 compared to approximately $1.4 million in 2004 and approximately $10.7 million in 2003. These fees are based on the performance of certain limited partnerships (hedge funds) of which OAM is a general partner.

17. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

18. Subsequent events

On January 26, 2006, a cash dividend of U.S. $0.10 per share (totaling $1,276,000) was declared payable on February 24, 2006 to Class A non-voting and Class B shareholders of record on February 10, 2006.

On January 19, 2006, the Company repaid its bank loan obligation to CIBC in full from available funds on hand. Accordingly, the credit arrangement described in Note 7(a) has been terminated.

 19. Quarterly Information (unaudited)

      (Expressed in thousands of dollars, except per share amounts)

	Fiscal Quarters
Year ended December 31, 2005	Fourth	Third	Second	First	Total

Revenue	$185,309	$171,262	$165,929	$157,246	$679,746
Profit before taxes	$15,215	$11,440	$8,543	$6,491	$41,689
Net profit	$7,738	$6,618	$4,795	$3,765	$22,916

Earnings per share:
Basic	$0.59	$0.51	$0.36	$0.28	$1.76
Diluted	$0.44	$0.38	$0.29	$0.24	$1.36

Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Market price of Class A Shares:
High	$20.19	$21.67	$23.45	$25.25	$25.25
Low	$18.30	$19.26	$21.62	$22.02	$18.30

Year ended December 31, 2004

Revenue	$172,307	$142,321	$154,743	$185,769	$655,140
Profit before taxes	$14,484	$2,485	$2,477	$16,462	$35,908
Net profit	$8,419	$1,417	$1,437	$9,804	$21,077
Earnings per share:
Basic	$0.63	$0.11	$0.11	$0.74	$1.58
Diluted	$0.48	$0.11	$0.11	$0.52	$1.24

Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Market price of Class A Shares:
High	$27.00	$27.80	$32.22	$34.40	$34.40
Low	$21.25	$22.70	$26.23	$30.96	$21.25

The price quotations above were supplied by the New York Stock Exchange.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

As of December 31, 2005, Oppenheimer’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 23, 2005 with respect to fiscal 2004.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K /A (Amendment No. 1) for the year ended December 31, 2004.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 15, 2006. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) of the Securities Act of 1934” in that proxy statement. That information is incorporated herein by reference to the proxy statement.

STATEMENT OF CORPORATE GOVERNACE PRACTICES, WHISTLEBLOWER POLICY AND COMMITTEE CHARTERS

A copy of the Company’s Statement of Corporate Governance Practices and its Whistleblower Policy, as well as copies of the Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating/Corporate Governance Committee are posted on the Company’s website at www.opco.com. These documents can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. These documents can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the captions “Election of Directors –Directors Compensation” and “Executive Compensation” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained under the caption “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Auditors” in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 8 (pages 49-76)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 82-84)

(b)		Exhibits
See the Exhibit Index included hereinafter.

(c)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 9th day of March, 2006.

OPPENHEIMER HOLDINGS INC.

BY: “E.K. Roberts”

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates below indicated.

Signature	Title	Date

Director
J.L. Bitove

“R. Crystal”	Director	March 9, 2006
R. Crystal

“A.G. Lowenthal”	Chairman, Chief Executive	March 9, 2006
A.G. Lowenthal	Officer (Principal Executive Officer), Director

“K.W. McArthur”	Director	March 9, 2006
K.W. McArthur

“A.W. Oughtred”	Secretary, Director	March 9, 2006
A.W. Oughtred

“E.K. Roberts”	President & Treasurer,	March 9, 2006
E.K. Roberts	(Principal Financial and Accounting Officer), Director

“B. Winberg”	Director	March 9, 2006
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

3 (a)	Articles of Amendment of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
3(b)	By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
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

10(a)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10(b)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).
10(c)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).
10(d)	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).
10(e)	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).
10(f)	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
10(g)	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).
10(h)

Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10(i)

Securities Purchase Agreement dated June 11, 1997, between 1888 Limited Partnership and DST Systems Inc. and Purchaser (previously filed as an exhibit to Schedule 14D-1 and Schedule 13D for First of Michigan Capital Corporation dated June 18, 1997).

10(j)	Credit Agreement dated January 2, 2003, by and between Fahnestock Viner Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(k)	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).
10(l)

Non-Competition Agreement dated January 2, 2003, by and among Canadian Imperial Bank of Commerce and CIBC World Markets Corp., Fahnestock & Co. Inc. and Viner Finance Inc. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

10(m)

Non-Solicitation Agreement dated January 2, 2003 by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

10(n)	Clearing Agreement dated January 2, 2003 between Fahnestock & Co. Inc. and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

10(o)

Shareholders Agreement dated December 9, 2002, by and among Fahnestock Viner Holdings Inc., Albert G. Lowenthal, Phase II Financial L.P., Phase II Financial Limited, The Albert G. Lowenthal Foundation, Olga Roberts and Elka Estates Limited (previously filed as an exhibit to Form 8-K dated January 17, 2003).

23	Consent of independent accountants (filed herewith) *
31.1	Rule 13a – 14(a) 15d – 14(a) Certification signed by A.G. Lowenthal (filed herewith) *
31.2	Rule 13a – 14(a) 15d – 14(a) Certification signed by E.K. Roberts (filed herewith) *
32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *