Form 10-Q
period 2006-03-31
OPPENHEIMER HOLDINGS INC
filed 2006-05-09
CIK 791963

_________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [ X ]  Non-accelerated filer [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on May 8, 2006 was 12,550,607 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$25,988	$32,013
Cash and securities segregated under federal and
other regulations	29,481	23,526
Deposits with clearing organizations	12,891	14,240
Receivable from brokers and clearing
organizations	530,611	527,490
Receivable from customers	1,173,941	1,117,214
Securities owned including amounts pledged of $1,575
($1,042 in 2004), at market value	152,637	146,645
Notes receivable	59,491	59,874
Other	49,878	72,394
Property, plant and equipment, net	17,687	18,787
Intangible assets, net of amortization	34,211	34,395
Goodwill	137,889	137,889

	$2,224,705	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$54,734	$46,012
Bank call loans	238,822	139,700
Payable to brokers and clearing organizations	959,356	830,478
Payable to customers	314,755	473,212
Securities sold, but not yet purchased, at market
value	8,754	9,786
Accrued compensation	60,068	87,040
Accounts payable and other liabilities	63,703	80,811
Income taxes payable	7,353	6,584
Bank loans	-	14,524
Zero coupon promissory note	20,436	22,822
Exchangeable debentures	160,822	160,822
Deferred income tax, net	9,720	4,553
	1,898,522	1,876,344

Shareholders' equity
Share capital
12,555,207 Class A non-voting shares
(2005 – 12,496,141 shares)	33,703	32,498
99,680 Class B voting shares	133	133
	33,836	32,631
Contributed capital	9,724	8,810
Retained earnings	282,623	266,682
	326,183	308,123

	$2,224,705	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
(Expressed in thousands of U.S. dollars, except per share amounts)
REVENUE:
Commissions	$92,314	$81,049
Principal transactions, net	31,405	20,386
Interest	26,013	14,544
Investment banking	10,400	12,300
Advisory fees	24,549	26,851
Other	16,369	2,116
	201,050	157,246

EXPENSES:
Compensation and related expenses	113,005	103,956
Clearing and exchange fees	5,144	4,268
Communications and technology	12,928	12,606
Occupancy and equipment costs	12,465	11,912
Interest	14,327	6,741
Other	13,770	11,272
	171,639	150,755
Profit before income taxes	29,411	6,491
Income tax provision	12,194	2,726
NET PROFIT FOR THE PERIOD	$17,217	$3,765

Earnings per share:
Basic	$1.36	$0.28
Diluted	$0.93	$0.24

Dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
(Expressed in thousands of U.S. dollars)
Cash flows from operating activities:
Net profit for the period	$17,217	$3,765
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,434	2,319
Deferred income tax	5,167	2,358
Tax benefit from employee stock options exercised	-	30
Amortization of notes receivable	5,297	5,878
Change in allowance for doubtful accounts	24	(15)
Stock option expense, net	914	-
Decrease (increase) in operating assets:
Cash and securities segregated under federal and
other regulations	(5,955)	401
Deposits with clearing organizations	1,349	5,641
Receivable from brokers and clearing organizations	(3,121)	29,285
Receivable from customers	(56,727)	(39,301)
Securities owned	(5,992)	2,155
Notes receivable	(4,914)	(520)
Other assets	22,492	1,403
Increase (decrease) in operating liabilities:
Drafts payable	8,722	(10,995)
Payable to brokers and clearing organizations	128,878	39,344
Payable to customers	(158,457)	(15,042)
Securities sold, but not yet purchased	(1,032)	(950)
Accrued compensation	(26,972)	(21,810)
Accounts payable and other liabilities	(17,109)	(3,340)
Income taxes payable	769	(2,382)
Cash (used in) operating activities	(87,016)	(1,776)
Cash flows from investing and other activities:
Purchase of fixed assets	(1,150)	(518)
Cash (used in) investing and other
activities	(1,150)	(518)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
(Expressed in thousands of U.S. dollars)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class
B voting shares	(1,276)	(1,214)
Issuance of Class A non-voting shares	3,363	2,629
Repurchase of Class A non-voting shares for
cancellation	(2,158)	(4,980)
Zero coupon promissory note repayments	(2,386)	(3,631)
Bank loan repayments	(14,524)	(2,530)
Increase in bank call loans	99,122	23,927
Cash provided by financing
activities	82,141	14,201
Net (decrease) increase in cash and cash equivalents	(6,025)	11,907
Cash and cash equivalents, beginning of period	32,013	33,390
Cash and cash equivalents, end of period	$25,988	$45,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
(Expressed in thousands of U.S. dollars)
Share capital
Balance at beginning of period	$32,631	$49,637
Issue of 165,166 Class A non-voting shares (of which 104,725 were issued to the Oppenheimer & Co. Inc. 401(k) Plan for $2,074); 115,533 in 2005 (of which 64,176 were issued to the Oppenheimer & Co. Inc. 401(k) Plan for $1,629)	3,363	2,629
Repurchase of 106,100 Class A non-voting shares for cancellation; 214,468 in 2005	(2,158)	(4,980)
Balance at end of period	$33,836	$47,286

Contributed capital
Balance at beginning of period	$8,810	$8,780
Tax benefit from employee stock options exercised	-	30
Stock option expense	1,254	-
Deferred tax pool for stock option expense	(340)	-
Balance at end of period	$9,724	$8,810

Retained earnings
Balance at beginning of period	$266,682	$248,467
Net profit for the period	17,217	3,765
Dividends ($0.10 per share; $0.09 per share in 2005)	(1,276)	(1,214)
Balance at end of period	$282,623	$251,018

Shareholders’ equity	$326,183	$307,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (“OPY”) and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisers Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which operates its BUYandHOLD division, offering online discount brokerage and dollar-based investing services. The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services and investment advisory and asset management services.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-K for the year ended December 31, 2005.  Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

The condensed consolidated financial statements include all adjustments, which in the opinion of management are normal and recurring and necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. The nature of the Company’s business is such that the results of operations for the interim periods are not necessarily indicative of the results to be expected for a full year.

These condensed consolidated financial statements are presented in U.S. dollars.

2. Recent Accounting Pronouncements

Limited Partnerships - In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

3. Share-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, “Shares-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123-R, which requires that stock options be accounted for at fair value, focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. Under SFAS No. 123-R, share-based compensation awards that require future service (ie. are subject to a vesting schedule) are amortized over the relevant service period. The Company is applying SFAS No. 123-R under the ‘modified prospective method’. Under that method, the provisions of SFAS No. 123-R are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of share -based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards as of January 1, 2006 together with awards granted during the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2006	2005	2004	2003	2002	2001

Expected term (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	22.71%	23.50%	21.08%	22.61%	27.49%	28.43%
Risk-free interest rate (3)	4.32%	3.89%	3.01%	2.92%	4.10%	4.78%
Expected annual dividend yield (4)	$0.37	$0.36	$0.36	$0.36	$0.36	$0.36

(1) The expected term was determined based on actual awards, typically five years.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Shares over the previous 100 days, using a 400 day annualization factor.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.
(4) The annual dividend yield was based on actual dividends.

The Company did not recognize compensation expense for outstanding stock options during the three months ended March 31, 2005. The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation under SFAS No. 123 with respect to stock options granted prior to January 1, 2006. Amounts are expressed in thousands of U.S. dollars except per share amounts.

Three months ended March 31, 2005
Stock-based employee compensation expense included in reported net income	-
Net profit, as reported	$3,765
Stock-based compensation expense that would have been reported in net profit if the fair value provisions of FAS No. 123 had been applied to all awards	381
Pro forma net profit	$3,384

Basic profit per share, as reported	$0.28
Diluted profit per share, as reported	$0.24

Pro forma basic profit per share	$0.25
Pro forma diluted profit per share	$0.22

Equity Incentive Plan

Under the Company’s 1996 Equity Incentive Plan, as amended March 10, 2005 (“EIP”), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s independent directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted beginning after two years and become fully vested after 4.5 years. The aggregate number of Class A Shares available under the EIP is 5,015,000.

Stock option activity under the EIP since January 1, 2004 is summarized as follows:

	Three months ended March 31, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	1,775,641	$27.04	1,659,370	$27.19	1,884,983	$21.81
Options granted	28,632	$20.03	231,798	$23.38	510,606	$32.58
Options exercised	-	-	(51,357)	$19.48	(534,319)	$16.02
Options forfeited or expired	(248,481)	$22.93	(64,170)	$20.93	(201,900)	$13.64
Options outstanding, end of period	1,555,792	$27.56	1,775,641	$27.04	1,659,370	$27.19
Options vested, end of period	655,699	$27.40	622,107	$24.98	312,171	$23.45
Weighted average fair value of options granted	$4.46		-		-

The following table summarizes stock options outstanding and exercisable as at March 31, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.99 - $25.00	693,346	2.43 years	$23.60	241,332	$24.02
$25.01 - $33.80	862,446	2.07 years	$30.75	414,367	$29.37

$19.99 - $33.80	1,555,792	2.23 years	$27.56	655,699	$27.40

The aggregate intrinsic value of options outstanding as of March 31, 2006 was $67,000. The intrinsic value of options vested during the period was $11,000.

The following table summarizes the status of the Company’s nonvested options since December 31, 2005.

	Number outstanding	Weighted average fair value

Nonvested at 12/31/05	1,153,534	$5.44
Granted	28,632	$4.46
Vested	(282,073)	$6.84
Forfeited or expired	-	-
Nonvested at March 31, 2006	900,093	$6.17

In the first quarter of 2006, the Company has included approximately $1,254,000 of compensation expense in its statement of operations relating to the expensing of stock options.

As of March 31, 2006, there was $5.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 2.23 years.

The adoption of SFAS No. 123-R did not materially impact the accounting treatment for the Company’s other share-based compensation arrangements.

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

Earnings per share has been calculated as follows:

	Three Months ended March 31,
	2006	2005
Basic weighted average number of shares outstanding	12,679,536	13,420,231
Net effect, if converted method (1)	6,932,000	6,932,000
Net effect, treasury method	-	25,101
Diluted common shares (2)	19,611,536	20,377,332

Net profit for the period, as reported	$17,217,000	$3,765,000
Effect of dilutive exchangeable debentures	1,059,000	1,049,000
Net profit available to shareholders and assumed conversions	$18,276,000	$4,814,000

Basic earnings per share	$1.36	$0.28
Diluted earnings per share	$0.93	$0.24

(1)

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 36% of the outstanding Class A Shares, if exchanged).

(2)

The diluted EPS computations do not include the antidilutive effect of 1,583,000 and 1,270,000 Class A Shares granted under share-based compensation arrangements, respectively, at March 31, 2006 and 2005. Antidilution arises when the exercise price of the options exceeds the market price for the period.

5. Securities owned and securities sold, but not yet purchased (at market value)

	March 31, 2006	December 31, 2005
Securities owned consist of:
Corporate equities and warrants	$51,354,000	$35,895,000
Corporate and sovereign obligations	51,591,000	46,482,000
U.S. government and agency and state and
municipal government obligations	48,491,000	61,590,000
Money market funds and other	1,201,000	2,678,000
	$152,637,000	$146,645,000

	March 31, 2006	December 31, 2005
Securities sold, but not yet purchased consist of:
Corporate equities	$3,425,000	$4,685,000
Corporate obligations	4,109,000	3,722,000
U.S. government and agency and state and
municipal government obligations and other	1,220,000	1,379,000
	$8,754,000	$9,786,000

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at market values. Included in securities owned at March 31, 2006 are corporate equities with market values of approximately $15,072,000 ($14,660,000 at December 31, 2005), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $15,200,000, of which approximately $12,700,000 relates to restricted shares of NYSE Group. At March 31, 2006, the Company had pledged securities owned of approximately $1,575,000 ($1,042,000 at December 31, 2005) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the first quarter of 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009. The Company has estimated the fair value on these restricted shares to be approximately $12.7 million.  The Company’s pre-tax results of operations for the first quarter of 2006 reflect a gain of $11.3 million related to the exchange of seats for cash and NYSE Group common shares ($0.52 per share).

6. Long term debt and exchangeable debentures

Issued	Maturity Date	Interest Rate	March 31, 2006

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$20,436,000
Less current portion			6,452,000
Long term portion of long-term debt			$13,984,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (b)	1/2/2013	4.5%	$160,822,000

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,809,000 for the three months ended March 31, 2006 and 2005. Under the interest method, the effective annual interest rate over the life of the First and Second Variable Rate Exchangeable Debentures is 4.5%.

7. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2006, the net capital of Oppenheimer as calculated under the Rule was $182,033,000 or 13.4% of Oppenheimer's aggregate debit items. This was $154,860,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2006, Freedom had net capital of $7,474,000, which was $7,224,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $461,777,000 (at December 31, 2005 - $472,499,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $920,806,000 (at December 31, 2005 - $794,353,000).

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2006, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $511,761,000 under securities loan agreements and approximately $124,617,000 with respect to bank call loans. In addition, the Company has received collateral of approximately $444,349,000 under securities borrow agreements of which the Company has repledged approximately $361,233,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling $194,784,000. Included in receivable from customers is a receivable from one customer in the amount of $188,310,000, which is collateralized with fixed income securities in the amount of $260,894,000.

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

At March 31, 2006, the Company had outstanding commitments to buy and sell of $718,000 and $998,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At March 31, 2006, the Company had open contracts with notional values of approximately $44 million. The fair value of these derivative financial instruments, included in receivables from brokers and clearing organizations at March 31, 2006, was approximately $2.7 million.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2006, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

10. Related Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

11. Segment Information

The table below presents information about the reported operating income of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s business is conducted primarily in the United States.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three Months ended March 31,
	2006	2005
Revenue:
Private Client	$147,618,000	$124,454,000
Capital Markets	26,281,000	17,505,000
Asset Management**	13,354,000	14,374,000
Other*	13,797,000	913,000
Total	$201,050,000	$157,246,000

Operating Income:
Private Client	$13,681,000	$7,242,000
Capital Markets	4,578,000	672,000
Asset Management	539,000	871,000
Other*	10,613,000	(2,294,000)
Total	$29,411,000	$6,491,000

*  Other includes the gain of $11.3 million on the NYSE Group shares, described in note 5.

** Advisory fees earned in 2005 included fees for the India and Asia Tigers Funds, which ceased to be managed by the Company in December 2005.

12. Subsequent event

On May 4, 2006, the Company sold 136,052 shares of NYSE Group (consisting of 80,635 and 55,417 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company may sell additional shares pursuant to the underwriters' over-allotment option, which expires on June 5, 2006. The Company is recording an additional gain from the sale of approximately $476,000, net of transaction related costs. See note 5.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2005.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2006 totaled approximately $56.4 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. At March 31, 2006, client assets under management by the asset management groups totaled $12.4 billion (of which $1.2 billion applies to a new transaction-based investment advisory program effective January 2006). The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At March 31, 2006, the Company employed approximately 2,947 people, of whom 1,731 were financial consultants.

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

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment” (related to the Company’s outstanding stock options) resulting in approximately $1,254,000 in additional compensation expense in the first quarter of 2006. In prior periods the cost of stock options was presented on a pro forma basis in the notes to the consolidated financial statements.

During the three months ended March 31, 2006, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the first quarter of 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009. The Company has estimated the fair value on these restricted shares to be approximately $12.7 million.  The Company’s pre-tax results of operations for the first quarter of 2006 reflect a gain of $11.3 million related to the exchange of seats for cash and NYSE Group common shares.

On May 4, 2006, the Company sold 136,052 shares of NYSE Group (consisting of 80,635 and 55,417 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company may sell additional shares pursuant to the underwriters' over-allotment option, which expires on June 5, 2006. The Company is recording an additional gain from the sale of approximately $476,000, net of transaction related costs. See note 5.

U.S. economic growth is strong, and despite a rising trend in interest rates and commodity prices, inflation continues to be remarkably low. The equity markets are reacting to strong corporate earnings fueled by the strong economy and continuing consumer demand. This positive environment resulted in stronger comparisons in our results for 2006 compared to 2005. Without including the gain on the valuation of its shares of NYSE Group, the Company’s revenue in the first quarter of 2006 increased by approximately 21% compared to its revenue in the first quarter of 2005. Higher revenue from commissions, principal trading activities and interest contributed to the increase in revenue. The increase in interest revenue was due to higher rates, larger customer debit balances and increased stock borrow / stock loan activity.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the first three months of 2006 compared to the same period in 2005. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

The NASD (Rule 3013) and the NYSE (Rule 342) have instituted new rules relating to supervisory control processes. On March 31, 2006, the Chief Executive Officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) certified that their companies have processes to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company will be required to make such certification on an annual basis.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General (the “NYAG”), the NYSE, the NASD and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The inquiries have centered on Oppenheimer’s activities as a broker/dealer and as a clearing firm.  The Company has conducted its own investigation and is continuing to cooperate with the investigating entities.

The Company believes that a few of its former financial advisors, working from a single branch office, engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.  The former employees and a current employee who had a supervisory role with respect to such financial advisors are being investigated by the SEC and the NYAG and have received "Wells Notices" from the SEC; the Company has received no such Notice. There is no evidence that either the Company or its employees were engaged in "late trading".  The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

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

On May 3, 2005, the NASD filed a complaint against Oppenheimer for matters arising prior to 2004 with respect to the timeliness and accuracy of its municipal bond reporting, the adequacy of its email retention, the adequacy of its supervisory systems and procedures, as well as the timeliness of its response to certain NASD requests for information.  The Company believes that it has made and continues to make every effort to cooperate with the NASD and all other regulators. The Company worked diligently to provide tens of thousands of documents and all requested information and will continue to work with the NASD toward a resolution of this matter.

On January 9, 2006, the NASD filed an action against Oppenheimer and its Chairman and CEO (the “2006 Complaint”) for alleged violations with respect to the Company’s filing of the NASD mutual fund breakpoint survey in 2003. This action could result in, among other things, monetary penalty, censure, suspension and/or other remedial sanctions. As previously disclosed, Oppenheimer had previously informed the NASD of certain limitations within its system relative to selecting out and generating data in the form requested by the NASD, and the NASD had stated that no extensions to file would be granted to any firm.  As a result, just prior to the deadline, Oppenheimer submitted the data it then had available.  The NASD informed Oppenheimer within two days that its submission was deficient. The Company and Mr. Lowenthal, the Chairman and CEO, maintain that the assignment of overall responsibility for the response to the 2003 survey was properly delegated by its CEO to individuals who had the requisite experience and background to complete and file the survey with the NASD. The Company and Mr. Lowenthal believe that they have strong defenses for the action brought against them because of these issues and intend to vigorously defend the action. As the NASD itself notes, the issuance of a disciplinary complaint represents the initiation of a formal proceeding by the NASD in which the allegations have not been heard or determined and does not represent a decision as to any of the allegations contained in the complaint.

Prior to the filing of the 2006 Complaint, the Company advised the NASD that it had reviewed the actual breakpoints applied for the period 2001 through 2005, a period longer than required by the NASD of similar member firms, and had returned to customers approximately $450,000 in breakpoint credits and had revised and enhanced its procedures for determining applicable breakpoints. The Company has now completed its review of breakpoint charges and increased the amount cited above to $600,000. The additional $150,000 will be credited to customers shortly. The Company believes that, upon the completion of this process, that it will have made all reasonable steps to resolve this industry-wide issue. The Company believes that the breakpoint survey matter was an industry-wide problem and that the Company has appropriately addressed in all respects the breakpoint issue with it clients.

The Company and Mr. Lowenthal are cooperating, have been cooperating and intend to continue to cooperate with all regulators and hope to reach a fair resolution of all outstanding regulatory issues. The Company has and continues to request an expedited adjudication of the matters in dispute.

As noted above, certain regulatory issues between the Company, and the NYSE and NASD remain outstanding.  As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.

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

Results of Operations

Net profit for the three months ended March 31, 2006 was $17,217,000 or $1.36 per share, an increase of approximately 4.5 times compared to $3,765,000 or $0.28 per share in the same period of 2005. Revenue for the three months ended March 31, 2006 was $201,050,000, an increase of 28% compared to revenue of $157,246,000 in the same period of 2005, with $11.3 million relating to the valuation gain on the shares of NYSE Group, discussed above.  Expenses increased by 14% in the three months ended March 31, 2006 compared to the same period of 2005, primarily reflecting increased volume-related compensation expense, which varies with the increased levels of commission revenue and principal transactions, as well as due to higher interest expense.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended March 31,
	2006 versus 2005
	Period to Period Change	Percentage Change
Revenue -
Commissions	$11,265	+ 14%
Principal transactions, net	11,019	+ 54%
Interest	11,469	+ 79%
Underwriting fees	(1,900)	- 15%
Advisory fees	(2,302)	- 9%
Other	14,253	+ 674%
Total revenue	43,804	+28%

Expenses -
Compensation	9,049	+ 9%
Clearing and exchanges fees	876	+ 21%
Communications and technology	322	+ 3%
Occupancy and equipment costs	553	+5%
Interest	7,586	+113%
Other	2,498	+22%
Total expenses	20,884	+ 14%

Profit before taxes	22,920	+ 353%
Income taxes	9,468	+ 347%
Net profit	$13,452	+ 357%

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three months ended March 31, 2006, commission revenue increased by 14% compared to the same period of 2005 primarily as a result of increased investor activity in the equity markets. Net revenue from principal transactions increased by 54% in the three months ended March 31, 2006 compared to the comparable period of 2005 due primarily to stronger market conditions..  Investment banking revenues decreased 15% in the three months ended March 31, 2006 compared with the same period of 2005 due to the drop in new issue and secondary issuance in 2006 compared to 2005. Advisory fees decreased by 9% for the three months ended March 31, 2006 compared to the same period of 2005. The level of advisory fees earned in the first quarter of 2006 reflects the loss of the advisory contracts for the Asia Tigers and India Funds in December 2005. Assets under management by the asset management group were $12.4 billion at March 31, 2006 (of which $1.2 billion applies to a new transaction-based investment advisory program effective January 2006) compared to $10.5 billion at March 31, 2005, reflecting that clients are increasingly interested in fee-based services. Other revenue in 2006 includes a gain on the valuation of the Company’s shares in NYSE Group of $11.3 million, as described above.

Interest

Net interest revenue (interest revenue less interest expense) increased by 50% in the three months ended March 31, 2006 compared to the same period of 2005. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 79% in 2006 compared to 2005 primarily as a result of higher interest rates in 2006 and higher customer debit balances.

Expenses, other than interest

Compensation expense increased by 9% in the three months ended March 31, 2006 compared to the comparable period of 2005. Compensation expense has volume-related components and, therefore, increased with the increased levels of commission and principal transactions business conducted in the three months ended March 31, 2006 compared to the comparable period of 2005. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. As of January 1, 2006, the Company adopted SFAS 123-R, “Shares-Based Payment”, resulting in approximately $1,254,000 in compensation expense in the first quarter of 2006 relating to the expensing of stock options. In prior periods, the Company provided pro forma disclosure of the impact of employee stock options in the notes to its consolidated financial statements. The cost of clearing and exchange fees increased by 21% in the three months ended March 31, 2006 compared to the comparable period of 2005 due to increased floor brokerage costs arising from increased institutional revenue. The cost of communications and technology increased 3% in the three months ended March 31, 2006 compared to the comparable period of 2005. While the Company continues to build out its technology platform for supporting its increasingly more complex business, it has been successful in reducing its costs through reviewing vendor charges and renegotiating more favorable terms. Occupancy and equipment costs increased by 5% in the three months ended March 31, 2006 compared to the same period of 2005 due to the expansion and relocation of several branch offices. Other expenses increased by 22% in the first three months ended March 31, 2006 compared to the comparable period in 2005 due to a $400,000 decrease in bad debt expense and approximately a $2,000,000 increase in litigation settlement costs, and legal and regulatory costs in the first quarter of 2006 compared to the same period in the prior year. Other expenses may continue to be impacted by litigation and regulatory settlement costs. The Company may face additional unfavorable judgments in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory losses. The costs of compliance with regulatory authorities, as well as Sarbanes-Oxley Act compliance, continue to be expensive.

Liquidity and Capital Resources

Total assets at March 31, 2006 approximated December 31, 2005 levels, in total. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2006, $238,822,000 of such borrowings were outstanding compared to outstanding borrowings of $139,700,000 at

December 31, 2005. At March 31, 2006, the Company had available collateralized and uncollateralized letters of credit of $160,200,000.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the consolidated financial statements contain a description of these instruments. The debentures, if exchanged, would represent the addition of approximately 36% of the outstanding Class A Shares of the Company. The interest due on the debentures is payable semi-annually and is generally being financed from internally generated funds and bank call loans. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and were repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The Company fully retired this credit facility in January 2006 out of internally generated funds and bank call loans.

Funding Risk

	Three months ended March 31,
	2006	2005
Cash (used in) operations	$(87,016)	$(1,776)
Cash used in investing activities	(1,150)	$(518)
Cash provided by financing activities	82,141	$14,201
Net increase (decrease) in cash and cash equivalents	$(6,025)	$11,907

The Company made significant reductions in its long-term debt load, offset by earnings and increased bank call loans. With stronger market conditions in the first quarter of 2006, the Company’s  cash available was impacted  by funding higher net customer debits, as customers increased borrowings and reduced credit balances.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the first quarter of 2006, the Company purchased 106,100 Class A Shares pursuant to a Normal Course Issuer Bid at an average cost per share of $20.34.

The following table describes the purchases in the first quarter of 2006 of Class A Shares made by the Company pursuant to Normal Course Issuer Bids in effect from July 22, 2005 through July 21, 2006 for a maximum of 644,000 shares.

Period	Total Number of Class A Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2006	-	-	-	259,100
February 2006	30,100	$20.31	30,100	229,000
March 2006	76,000	$20.35	106,100	153,000

During the first quarter of 2006, the Company issued 165,166 Class A Shares for a total consideration of $3,363,000 to employees under its employee shares plans, of which 104,725 Class A Shares ($2,074,000) were purchased by the Oppenheimer & Co. Inc. 401(k) Plan.

On February 28, 2006, the Company paid cash dividends of U.S.$0.10 per Class A and Class B Share totaling $1,276,000 from available cash on hand.

On April 27, 2006, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.10 per Class A and Class B Share payable on May 19, 2006, to shareholders of record on May 5, 2006.

The book value of the Company’s Class A and Class B Shares was $25.78 at March 31, 2006 compared to $23.10 at March 31, 2005, an increase of approximately 12%, based on total outstanding shares of 12,654,887 and 13,297,621, respectively.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 9 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, certain retirement plans and debt assumed upon the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets.

The following table sets forth these contractual and contingent commitments as at March 31, 2006:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$152	$20	$49	$38	$45
Debentures	161	-	-	-	161
Zero coupon promissory notes	20	6	5	3	6
Total	$333	$26	$54	$41	$212

Newly Issued Accounting Standards

Limited Partnerships - In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

Factors Affecting “Forward-Looking Statements”

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation  experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan and (xiv) corporate governance issues. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2006, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended March 31, 2006.

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

ITEM 1A. Risk Factors

During the three months ended March 31, 2006, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Exhibits

31.1 Certification of Albert G. Lowenthal

31.2 Certification of Elaine K. Roberts

32.1 Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 8 day of May, 2006.

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