Form 10-Q
period 2006-06-30
OPPENHEIMER HOLDINGS INC
filed 2006-08-08
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on August 3, 2006 was 12,667,742 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$27,600	$32,013
Cash and securities segregated under federal and
other regulations	32,131	23,526
Deposits with clearing organizations	13,735	14,240
Receivable from brokers and clearing
organizations	564,320	527,490
Receivable from customers	1,165,012	1,117,214
Securities owned including amounts pledged of $1,683
($1,042 in 2005), at market value	133,178	146,645
Notes receivable	56,845	59,874
Other	57,327	72,394
Property, plant and equipment, net	16,428	18,787
Intangible assets, net of amortization	34,028	34,395
Goodwill	137,889	137,889

	$2,238,493	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$45,834	$46,012
Bank call loans	115,900	139,700
Payable to brokers and clearing organizations	1,028,262	830,478
Payable to customers	356,506	473,212
Securities sold, but not yet purchased, at market
value	8,910	9,786
Accrued compensation	70,772	87,040
Accounts payable and other liabilities	78,651	80,811
Income taxes payable	5,398	6,584
Bank loans	-	14,524
Zero coupon promissory note	18,353	22,822
Exchangeable debentures	160,822	160,822
Deferred income tax, net	12,165	4,553
	1,901,573	1,876,344

Shareholders' equity
Share capital
12,633,392 Class A non-voting shares
(2005 – 12,496,141 shares)	35,817	32,498
99,680 Class B voting shares	133	133
	35,950	32,631
Contributed capital	10,475	8,810
Retained earnings	290,495	266,682
	336,920	308,123

	$2,238,493	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$91,130	$75,251	$183,444	$156,300
Principal transactions, net	26,851	25,852	58,256	46,238
Interest	27,545	17,599	53,558	32,143
Investment banking	14,230	14,512	24,630	26,812
Advisory fees	29,603	28,898	54,152	55,749
Other	3,665	3,817	20,034	5,933
	193,024	165,929	394,074	323,175

EXPENSES:
Compensation and related expenses	115,749	101,355	228,754	205,311
Clearing and exchange fees	3,201	4,348	8,345	8,616
Communications and technology	12,916	12,949	25,844	25,555
Occupancy and equipment costs	12,647	11,683	25,112	23,595
Interest	16,292	8,870	30,619	15,611
Other	16,424	18,181	30,194	29,453
	177,229	157,386	348,868	308,141
Profit before income taxes	15,795	8,543	45,206	15,034
Income tax provision	6,658	3,748	18,852	6,474
NET PROFIT FOR THE PERIOD	$9,137	$4,795	$26,354	$8,560

Earnings per share:
Basic	$0.72	$0.36	$2.08	$0.64
Diluted	$0.52	$0.29	$1.45	$0.53

Dividends declared per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Expressed in thousands of dollars
Cash flows from operating activities:
Net profit for the period	$9,137	$4,795	$26,354	$8,560
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,400	2,522	4,834	4,841
Deferred income tax	2,445	2,166	7,612	4,524
Tax benefit from employee stock options exercised	45	-	45	30
Amortization of notes receivable	5,264	6,023	10,561	11,901
Change in allowance for doubtful accounts	(281)	(1,067)	(257)	(1,082)
Stock option expense, net	706	-	1,620	-
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other
regulations	(2,650)	(5,440)	(8,605)	(5,039)
Deposits with clearing organizations	(844)	(2,075)	505	3,566
Receivable from brokers and clearing organizations	(33,709)	(90,958)	(36,830)	(61,673)
Receivable from customers	8,929	(235,481)	(47,798)	(274,782)
Securities owned	19,459	(970)	13,467	1,185
Notes receivable	(2,620)	(2,176)	(7,534)	(2,696)
Other assets	(7,165)	223	15,325	1,626
Increase (decrease) in operating:
Drafts Payable	(8,900)	(3,986)	(178)	(14,981)
Payable to brokers and clearing organizations	68,906	77,241	197,784	116,585
Payable to customers	41,751	2,994	(116,706)	(12,048)
Securities sold, but not yet purchased	156	1,127	(876)	177
Accrued compensation	10,704	9,693	(16,268)	(12,117)
Accounts payable and other liabilities	14,948	7,825	(2,161)	4,485
Income taxes payable	(1,955)	-	(1,186)	(2,382)
Cash provided by (used in) operating activities	126,726	(227,544)	39,709	(229,320)

Cash flows from investing and other activities:
Purchase of fixed assets	(957)	(1,221)	(2,107)	(1,739)
Cash used in investing and other activities	(957)	(1,221)	(2,107)	(1,739)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,265)	(1,182)	(2,541)	(2,396)
Issuance of Class A non-voting shares	2,211	-	5,574	2,629
Repurchase of Class A non-voting shares
for cancellation	(97)	(5,517)	(2,255)	(10,497)
Zero coupon promissory note repayments	(2,084)	(3,252)	(4,469)	(6,883)
Bank loan repayments	-	(2,530)	(14,524)	(5,060)
(Decrease) increase in bank call loans	(122,922)	236,600	(23,800)	260,527
Cash provided by (used in) financing activities	(124,157)	224,119	(42,015)	238,320

Net (decrease) increase in cash and cash equivalents	1,612	(4,646)	(4,413)	7,261
Cash and cash equivalents, beginning of period	25,988	45,297	32,013	33,390

Cash and cash equivalents, end of period	$27,600	$40,651	$27,600	$40,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Expressed in thousands of dollars
Share capital
Balance at beginning of period	$33,836	$47,286	$32,631	$49,637
Issue of Class A non-voting shares	2,211	-	5,574	2,629
Repurchase of Class A non-voting shares for cancellation	(97)	(5,517)	(2,255)	(10,497)
Balance at end of period	$35,950	$41,769	$35,950	$41,769

Contributed capital
Balance at beginning of period	$9,724	$8,810	$8,810	$8,780
Tax benefit from employee stock options exercised	45	-	45	30
Stock option expense	712	-	1,966	-
Deferred tax pool for stock option expense	(6)	-	(346)	-
Balance at end of period	$10,475	$8,810	$10,475	$8,810

Retained earnings
Balance at beginning of period	$282,623	$251,018	$266,682	$248,467
Net profit for the period	9,137	4,795	26,354	8,560
Dividends of $0.10 per share ($0.09 per share in 2005)	(1,265)	(1,182)	(2,541)	(2,396)
Balance at end of period	$290,495	$254,631	$290,495	$254,631

TOTAL SHAREHOLDERS' EQUITY	$336,920	$305,210	$336,920	$305,210

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

3. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares (“Class A Shares”) and Class B voting shares (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method and Class A Shares granted under share-based compensation arrangements using the treasury stock method.

Earnings per share has been calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	12,666,526	13,261,798	12,696,302	13,279,114
Net effect, if converted method (1)	6,932,000	6,932,000	6,932,000	6,932,000
Net effect, treasury method (2)	13,078	-	1,853	1,999
Diluted common shares	19,611,604	20,193,798	19,630,155	20,213,113

Net profit for the period, as reported	$9,137,000	$4,795,000	$26,354,000	$8,560,000
Effect of dilutive exchangeable debentures	1,068,000	1,061,000	2,125,000	2,110,000
Net profit, available to shareholders and assumed conversions	$10,205,000	$5,856,000	$28,479,000	$10,670,000

Basic earnings per share	$0.72	$0.36	$2.08	$0.64
Diluted earnings per share	$0.52	$0.29	$1.45	$0.53

(1)

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged).

(2)

The diluted EPS computations do not include the antidilutive effect of Class A Shares granted under share-based compensation arrangements.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Number of anti-dilutive options and restricted shares, end of period	1,297,825	1,746,475	1,450,457	1,736,475

4. Securities owned and securities sold, but not yet purchased (at market value)

	June 30, 2006	December 31, 2005
Securities owned consist of:
Corporate equities and warrants	$42,839,000	$35,895,000
Corporate and sovereign obligations	45,412,000	46,482,000
U.S. government and agency and state and
municipal government obligations	43,533,000	61,590,000
Money market funds and other	1,394,000	2,678,000
	$133,178,000	$146,645,000

	June 30, 2006	December 31, 2005
Securities sold, but not yet purchased consist of:
Corporate equities	$3,632,000	$4,685,000
Corporate obligations	4,366,000	3,722,000
U.S. government and agency and state and
municipal government obligations and other	912,000	1,379,000
	$8,910,000	$9,786,000

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at market values. Included in securities owned at June 30, 2006 are corporate equities with market values of approximately $13,981,000 ($14,660,000 at December 31, 2005), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $6.4 million, of which approximately $3.9 million relates to restricted shares of NYSE Group. At June 30, 2006, the Company had pledged securities owned of approximately $1,683,000 ($1,042,000 at December 31, 2005) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the six months ended June 30, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax results of operations for the three and six months ended June 30, 2006 reflect a net gain of $0.3 million and $11.6 million, respectively, related to the exchange of seats for cash and NYSE Group common shares. The Company has estimated the fair value of its remaining NYSE Group restricted shares to be approximately $3.9 million.

5. Long term debt

Issued	Maturity Date	Interest Rate	June 30, 2006

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$18,353,000
Less current portion			5,578,000
Long term portion of long-term debt			$12,775,000

First and Second Variable Rate Exchangeable Debentures, issued January 6, 2003 and May 12, 2003, respectively (b)	1/2/2013	4.5%	$160,822,000

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) The First and Second Variable Rate Exchangeable Debentures are exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The First and Second Variable Rate Exchangeable Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the First and Second Variable Rate Exchangeable Debentures was $1,809,000 and $3,639,000, respectively, for the three and six months ended June 30, 2006 and 2005. Under the interest method, the effective annual interest rate over the life of the First and Second Variable Rate Exchangeable Debentures is 4.5%. See note 13.

6. Share-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, “Shares-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123-R, which requires that stock options be accounted for at fair value, focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. Under

 SFAS No. 123-R, share-based compensation awards that require future service (ie. are subject to a vesting schedule) are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the ‘modified prospective method’. Under that method, the provisions of SFAS No. 123-R are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate will be reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share -based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards as of January 1, 2006 together with awards granted during the three and six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2006	2005	2004	2003	2002	2001

Expected term (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	24.73%	23.50%	21.08%	22.61%	27.49%	28.43%
Risk-free interest rate (3)	4.48%	3.89%	3.01%	2.92%	4.10%	4.78%
Expected annual dividend (4)	$0.37	$0.36	$0.36	$0.36	$0.36	$0.36

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
(4) The annual dividend was based on actual dividends.

The Company did not recognize compensation expense for outstanding stock options during the three and six months ended June 30, 2005. The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation under SFAS No. 123 with respect to stock options granted prior to January 1, 2006. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Stock-based employee compensation expense included in reported net income	-	-
Net profit, as reported	$4,795	$8,560
Stock-based compensation expense that would have been reported in net profit if the fair value provisions of SFAS No. 123-R had been applied to all awards	381	763
Pro forma net profit	$4,414	$7,797

Basic profit per share, as reported	$0.36	$0.64
Diluted profit per share, as reported	$0.29	$0.53

Pro forma basic profit per share	$0.33	$0.59
Pro forma diluted profit per share	$0.27	$0.49

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

Stock option activity under the EIP since January 1, 2005 is summarized as follows:

	Three months ended June 30, 2006		Six months ended June 30, 2006		Year ended December 31, 2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of period	1,555,792	$27.56	1,775,641	$27.04	1,659,370	$27.19
Options granted	10,000	$26.50	38,632	$21.70	231,798	$23.38
Options exercised	(82,785)	$26.71	(82,785)	$26.71	(51,357)	$19.48
Options forfeited or expired	(74,385)	$28.07	(322,866)	24.11	(64,170)	$20.93
Options outstanding, end of period	1,408,622	$27.59	1,408,622	$27.59	1,775,641	$27.04
Options vested, end of period	565,279	$27.34	565,279	$27.34	622,107	$24.98
Weighted average fair value of options granted	$7.75		$5.37		-

The aggregate intrinsic value of options outstanding as of June 30, 2006 was approximately $2,222,000. The intrinsic value of options vested as at June 30, 2006 was approximately $750,000.

The following table summarizes stock options outstanding and exercisable as at June 30, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.99 - $25.00	663,096	2.31 years	$23.60	245,332	$23.95
$25.01 - $33.80	745,526	2.09 years	$31.14	319,947	$29.93

$19.99 - $33.80	1,408,622	2.19 years	$27.59	565,279	$27.34

The following table summarizes the status of the Company’s nonvested options since December 31, 2005.

	Three months ended June 30, 2006		Six months ended June 30, 2006

	Number of Options	Weighted average fair value	Number of Options	Weighted average fair value

Nonvested beginning of period	900,093	$6.17	1,153,534	$5.44
Granted	10,000	$7.75	38,632	$5.37
Vested	(38,490)	$5.81	(320,563)	$6.71
Forfeited or expired	(28,260)	$6.68	(28,260)	$6.68
Nonvested end of period	843,343	$6.18	843,343	$6.18

In the three and six months ended June 30, 2006, the Company has included approximately $712,000 and $1,966,000, respectively, of compensation expense in its condensed consolidated statement of operations relating to the expensing of stock options.

As of June 30, 2006, there was $4.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 2.19 years.

Stock Appreciation Rights

The Company has awarded Oppenheimer stock appreciation rights (“OARs”) to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. These awards are granted once per year in January with respect to the prior year’s production. The OARs vest five years from the end of the related fiscal year and will be settled in cash at vesting. Effective January 1, 2006, with the adoption of SFAS 123-R, OARs are being accounted for as liability awards and are being revalued on a monthly basis. The adjusted liability is being amortized on a straight-line basis over the vesting period.

The fair value of each OARs award was estimated as at June 30, 2006 using the Black-Scholes option-pricing model.

Grant date	Number of OARs	Strike price	Remaining contractual life	Fair value as at June 30, 2006
January 10, 2003	109,630	$24.94	1.5 years	$6.97
January 13, 2004	171,850	$32.78	2.5 years	$6.04
January 13, 2005	276,320	$24.53	3.5 years	$10.14
January 13, 2006	292,020	$20.53	4.5 years	$12.70
Total	849,820
Total weighted average values		$24.88	3.38 years	$9.78

At June 30, 2006, all outstanding OARs are unvested. The aggregate intrinsic value of OARs outstanding at June 30, 2006 was $2,662,000. In the three and six months ended June 30, 2006, the Company has included approximately $1,747,000 and $891,000, respectively, of compensation expense in its condensed consolidated statement of operations relating to OARs awards.

As of June 30, 2006, there was approximately $5.2 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.38 years.

The adoption of SFAS No. 123-R did not materially impact the accounting treatment for the Company’s other share-based compensation arrangements.

7. Share Capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Class A Shares outstanding, beginning of period	12,555,207	13,197,941	12,496,141	13,296,876
Issued to the Company’s 401(k) Plan	-	-	104,725	64,176
Issued pursuant to the share-based compensation plans	82,785	-	143,226	51,357
Repurchased pursuant to the issuer bid	(4,600)	(254,400)	(110,700)	(468,868)
Class A Shares outstanding, end of period	12,633,392	12,943,541	12,633,392	12,943,541

8. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2006, the net capital of Oppenheimer as calculated under the Rule was $198,902,000 or 14.53% of Oppenheimer's aggregate debit items. This was $171,519,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2006, Freedom had net capital of $7,873,000, which was $7,623,000 in excess of the $250,000 required to be maintained at that date.

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

Included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $508,231,000 (at December 31, 2005 - $472,499,000). Included in payable to brokers and clearing organizations are deposits received for securities loaned of $998,039,000 (at December 31, 2005 - $794,353,000).

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At June 30, 2006, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $563,066,000 under securities loan agreements and approximately $185,445,000 with respect to bank call loans. In addition, the Company has received collateral of approximately $494,164,000 under securities borrow agreements of which the Company has repledged approximately $390,220,000 as collateral under securities loan agreements. Included in receivable from brokers and clearing organizations are receivables from two major U.S. broker-dealers totaling $179,676,000. Included in receivable from customers is a receivable from one customer in the amount of $180,839,000, which is collateralized with fixed income securities in the amount of $237,085,000.

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

At June 30, 2006, the Company had outstanding commitments to buy and sell of $206,000 and $257,000, respectively, of mortgage-backed securities on a when issued basis. These commitments have off-balance sheet risks similar to those described above.

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the balance sheet. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At June 30, 2006, the Company had open contracts with notional values of approximately $56 million. The fair value of these derivative financial instruments, included in receivables from brokers and clearing organizations at June 30, 2006, was approximately $5 million.

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2006, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

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

	Three months ended June 30,		Six months ended June 30,
In thousands of dollars	2006	2005	2006	2005
Revenue:
Private Client	$148,167	$121,358	$295,786	$245,812
Capital Markets	28,714	29,314	54,972	46,819
Asset Management	14,592	14,316	27,946	28,690
Other *	1,550	941	15,371	1,854
Total	$193,024	$165,929	$394,074	$323,175

Operating Income:
Private Client	$13,797	$2,554	$27,479	$9,908
Capital Markets	2,366	4,909	6,920	5,468
Asset Management	1,316	940	1,855	1,811
Other *	(2,381)	140	8,255	(2,153)
Total	$15,098	$8,543	$44,509	$15,034

*  Other for the three and six months ended June 30, 2006 includes the net gain of approximately $0.3 million and $11.6 million, respectively, on the NYSE Group shares, described in note 4.

13. Subsequent event

On July 31, 2006, the Company bought back $140,822,400 of its outstanding First and Second Variable Rate Exchangeable Debentures (the “Debentures”) issued to Canadian Imperial Bank of Commerce (“CIBC”) at par plus accrued interest of $485,055. The Debentures that were redeemed were exchangeable for approximately 6.1 million Class A Shares at the rate of $23.20 per Class A Share. This leaves $20 million of the Debentures outstanding, which are expected to be redeemed on October 31, 2006 or earlier at the Company’s option. The Company has agreed to make a contingent payment to CIBC if, prior to December 31, 2007, the Company enters into an agreement for the sale of the majority of the Company’s Class A and Class B Shares. The amount of the contingent payment would be based on the price per share realized by the Company’s shareholders in any such transaction.

The Company has issued a senior secured credit note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The balance of the refinancing was funded by internally available funds and an increase in bank call loans.

The Company hopes to establish a plan through which key executive, managerial and sales employees of the Company and its subsidiaries may purchase the remaining $20 million of Debentures, at par. The balance of the refinancing will be funded by the plan (if created), an increase in the senior secured credit note or from internally available funds and an increase in bank call loans.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 82 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2006 totaled approximately $55.1 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. At June 30, 2006, client assets under management by the asset management groups totaled $13.1 billion (of which $1 billion applies to a new transaction-based investment advisory program effective January 2006). The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At June 30, 2006, the Company employed approximately 3,012 people, of whom 1,718 were registered representatives.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in note 1 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2005. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment” (related to the Company’s outstanding stock options) resulting in approximately $712,000 and $1,966,000, respectively, in additional compensation expense in the three and six months ended June 30, 2006. In prior periods the cost of stock options was presented on a pro forma basis in the notes to the consolidated financial statements.

During the three months ended June 30, 2006, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the six months ended June 30, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax results of operations for the three and six months ended June 30, 2006 reflect a net gain of $0.3 million and $11.6 million, respectively, related to the exchange of seats for cash and NYSE Group common shares. The Company has estimated the fair value of its remaining NYSE Group restricted shares to be approximately $3.9 million.

Despite rising interest rates and rising commodities prices, the U.S. economy continues to show strong growth and core inflation remains relatively low. Recently, the equity markets have given up their gains from earlier in the year as a result of geopolitical tensions and higher oil prices. However, for most of the second quarter of 2006, activity levels remained strong driving increased revenue and providing positive comparisons to our results for the same period in 2005. Without including the gain on the NYSE Group common shares, the Company’s revenue in the six months ended June 30, 2006 increased by approximately 18% compared to its revenue in the same period of 2005. The increase in revenue in both the three and six months ended June 30, 2006 compared to the same periods in 2005 came from higher fee-based revenue and increases in transactional revenue such as commissions and principal transactions as well as increased interest income.  The increase in interest income was due to higher rates, larger customer debit balances and increased stock borrow/ loan activity.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the three and six months ended June 30, 2006 compared to the same periods in 2005. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities.

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

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General (the “NYAG”), the NYSE, the NASD and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  On June 5, 2006, Oppenheimer received an invitation from the NYSE to make a “Wells Submission” (a formal response to a request from a regulator that describes why an action should not be brought) with respect to its activities as a broker/dealer and as a clearing firm in connection with allegedly improper market timing (not late trading) of mutual funds by several former employees.  Oppenheimer has filed a response with the NYSE.

The Company believes that a few of its former financial advisors, working from a single branch office, engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.

The former employees and a current employee who had a supervisory role with respect to such financial advisors are being investigated by the SEC and the NYAG and have received "Wells Notices" from the SEC. There is no evidence that either the Company or its employees were engaged in "late trading".  The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

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

On January 9, 2006, the NASD filed an action against Oppenheimer and its Chairman and CEO (the “2006 Complaint”) for alleged violations with respect to the Company’s filing of the NASD mutual fund breakpoint survey in 2003. This action could result in, among other things, monetary penalty, censure, suspension and/or other remedial sanctions. As previously disclosed, Oppenheimer had previously informed the NASD of certain limitations within its system relative to selecting out and generating data in the form requested by the NASD, and the NASD had stated that no extensions to file would be granted to any firm.  As a result, just prior to the deadline, Oppenheimer submitted the data it then had available.  The NASD informed Oppenheimer within two days that its submission was deficient. The Company and Mr. Lowenthal, the Chairman and CEO, maintain that the assignment of overall responsibility for the response to the 2003 survey was properly delegated by the CEO to individuals who had the requisite experience and background to complete and file the survey with the NASD. The Company and Mr. Lowenthal believe that they have strong defenses for the action brought against them because of these issues and intend to vigorously defend the action. As the NASD itself notes, the issuance of a disciplinary complaint represents the initiation of a formal proceeding by the NASD in which the allegations have not been heard or determined and does not represent a decision as to any of the allegations contained in the complaint.

Prior to the filing of the 2006 Complaint, the Company advised the NASD that it had reviewed the actual breakpoints applied for the period 2001 through 2005, a period longer than required by the NASD of similar member firms, and has returned to customers approximately $600,000 in breakpoint credits and revised and enhanced its procedures for determining applicable breakpoints. All amounts due to customers have been refunded. The Company believes that it has taken all reasonable steps to resolve this industry-wide issue. The Company believes that the breakpoint survey matter was an industry-wide problem and that the Company has appropriately addressed in all respects the breakpoint issue with its clients.

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

Results of Operations

Net profit for the three months ended June 30, 2006 was $9,137,000 or $0.72 per share (basic), an increase of approximately 91% in net profit when compared to $4,795,000 or $0.36 per share (basic) in the second quarter of 2005. Revenue for the second quarter of 2006 was $193,024,000, an increase of 16% compared to revenue of  $165,929,000 in the second quarter of 2005.

Net profit for the six months ended June 30, 2006 was $26,354,000 or $2.08 per share (basic) compared to $8,560,000 or $0.64 per share (basic) in the first half of 2005, an increase of 208% in net profit. Revenue for the six months ended June 30, 2006 was $394,074,000 compared to $323,175,000 for the same period in 2005, an increase of

22%. The Company’s pre-tax results for the six months ended June 30, 2006 include a gain (most of which was generated in the first quarter of 2006) of approximately $11.6 million related to the conversion of its three New York Stock Exchange memberships to NYSE Group common shares in March 2006 and the sale, in May 2006, of approximately two thirds of its investment in NYSE Group.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended June 30,		Six Months ended June 30,
	2006 versus 2005		2006 versus 2005
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change
Revenue -
Commissions	+$15,879	+21%	+$27,144	+17%
Principal transactions, net	+999	+4%	+12,018	+26%
Interest	+9,946	+57%	+21,415	+67%
Investment banking	-282	-2%	-2,182	-8%
Advisory fees	+705	+2%	-1,597	-3%
Other	-152	-4%	+14,101	+238%
Total revenue	+27,095	+16%	+70,899	+22%

Expenses -
Compensation	+14,394	+14%	+23,443	+11%
Clearing and exchanges fees	-1,147	-26%	-271	-3%
Communications and technology	-33	-%	+289	+1%
Occupancy and equipment costs	+964	+8%	+1,517	+6%
Interest	+7,422	+84%	+15,008	+96%
Other	-1,757	-10%	+741	+3%
Total expenses	+19,843	+13%	+40,727	+13%

Profit before taxes	+7,252	+85%	+30,172	+201%
Income taxes	+2,910	+78%	+12,378	+191%
Net profit	+$4,342	+91%	+$17,794	+208%

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three and six months ended June 30, 2006, commission revenue increased by 21% and 17%, respectively, compared to the same periods of 2005 primarily as a result of increased investor activity in the equity markets. Net revenue from principal transactions increased by 4% and 26%, respectively, in the three and six months ended June 30, 2006 compared to the comparable periods of 2005 due primarily to stronger market conditions.  Investment banking revenues decreased 2% and 8%, respectively, in the three and six months ended June 30, 2006 compared with the same periods of 2005 due to the drop in new and secondary issues as well as the drop in issuance of closed end investment funds in 2006 compared to 2005. The decrease in market activity levels for investment banking is related to the higher interest rate environment in 2006 compared to 2005. Advisory fees increased by 2% for the three months ended June 30, 2006 and decreased by 3% for the six months ended June 30, 2006 compared to the same periods of 2005. The level of advisory fees earned in the six months ended June 30, 2006 reflects the loss of the advisory contracts for the Asia Tigers and India Funds in December 2005. Assets under management by the asset management group were $13.1 billion at June 30, 2006 (of which $1 billion applies to a new transaction-based investment advisory program effective January 2006) compared to $10.9 billion at June 30, 2005, reflecting that clients are increasingly interested in fee-based services. Other revenue in the six months ended June 30, 2006 includes a gain on the exchange of  the Company’s NYSE seats for cash and NYSE Group common shares of $11.6 million, as described above.

Interest

Net interest revenue (interest revenue less interest expense) increased by 29% and 39%, respectively, in the three and six months ended June 30, 2006 compared to the same periods of 2005. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 57% and 67%, respectively, in the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily as a result of higher interest rates in 2006 and higher customer debit balances.

Expenses, other than interest

Compensation expense increased by 14% and 11%, respectively, in the three and six months ended June 30, 2006 compared to the comparable periods of 2005. Compensation expense has volume-related components and, therefore, increased with the increased levels of commission and principal transactions business conducted in the three and six months ended June 30, 2006 compared to the comparable periods of 2005. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. As of January 1, 2006, the Company adopted SFAS 123-R, “Shares-Based Payment”, resulting in approximately $712,000 and $1,966,000, respectively, in compensation expense in the three and six months ended June 30, 2006 relating to the expensing of stock options. In prior periods, the Company provided pro forma disclosure of the impact of employee stock options in the notes to its consolidated financial statements. The cost of clearing and exchange fees decreased by 26% and 3%, respectively, in the three and six months ended June 30, 2006 compared to the comparable periods of 2005. The cost of communications and technology was flat in the three and six months ended June 30, 2006 compared to the comparable periods of 2005. Occupancy and equipment costs increased by 8% and 6%, respectively, in the three and six months ended June 30, 2006 compared to the same periods of 2005. Higher equipment rental costs were partially offset by savings in lease rental expense due to the expansion and relocation of several branch offices. Other expenses decreased by 10% in the three months ended June 30, 2006 and increased by 3% in the six months ended June 30, 2006 compared to the comparable periods in 2005. In the three months ended June 30, 2006, bad debt expense decreased by approximately $304,000 and legal and regulatory fee expense decreased by approximately $3,279,000, partially offset by increases in registration fees and solicitor fee expense (third party fees related to certain of the Company’s assets under management). In the six months ended June 30, 2006, bad debt expense decreased by approximately $280,000 and legal and regulatory fee expense decreased by approximately $1,557,000, offset by increases in regulatory fees, registration and licensing, training costs and solicitor fee expense. Other expenses may continue to be impacted by litigation and regulatory settlement costs. The Company may face additional legal costs and settlement expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory expenses. It is anticipated that the costs of compliance with regulatory authorities, as well as Sarbanes-Oxley Act compliance, will continue to be expensive.

Liquidity and Capital Resources

Total assets at June 30, 2006 increased approximately 2.4 % from December 31, 2005 levels due to larger customer debit balances and an increase in receivable from brokers and clearing organizations. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2006, $115,900,000 of such borrowings were outstanding compared to outstanding borrowings of $139,700,000 at

December 31, 2005. At June 30, 2006, the Company had available collateralized and uncollateralized letters of credit of $170,500,000.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued debentures in the amount of approximately $161 million and a zero coupon promissory note in the amount of approximately $66 million. The notes to the consolidated financial statements contain a description of these instruments. As disclosed in Note 13, $140,822,400 of the debentures were redeemed on July 31, 2006 through a senior secured credit facility provided by a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125,000,000 plus internally available funds and bank call loans. The senior secured credit facility has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings , and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate).  Interest due on the remaining debentures ($20,000,000) is payable semi-annually and is generally being financed from internally generated funds and bank call loans. The Company expects to redeem the remaining debentures by October 31, 2006 with funding provided either by the establishment of a plan through which key executive, managerial and sales employees of the Company and its subsidiaries may purchase the remaining $20 million of Debentures, at par or an increase in the senior secured credit facility or from internally available funds and an increase in bank call loans.  The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company arranged a credit facility in the amount of $50 million with CIBC. In January 2003, the Company borrowed $25 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and were repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The Company fully retired this credit facility in January 2006 out of internally generated funds and an increase in bank call loans.

Funding Risk

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash provided by (used in) operations	$126,726	$(227,544)	$39,709	$(229,320)
Cash used in investing activities	(957)	(1,221)	(2,107)	(1,739)
Cash provided by (used in) financing activities	(124,157)	224,119	(42,015)	238,320
Net increase (decrease) in cash and cash equivalents	$1,612	$(4,646)	$(4,413)	$7,261

The Company made significant reductions in its long-term debt load, offset by earnings and increased stock borrow/stock loan balances. With stronger market conditions in the three and six months ended June 30, 2006 compared to the same periods of 2005, the Company’s cash available was impacted by funding higher net customer debits, as customers increased borrowings and reduced credit balances.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the second quarter of 2006, the Company purchased 4,600 Class A Shares pursuant to a Normal Course Issuer Bid at an average cost per share of $21.17.

The following table describes the purchases in the second quarter of 2006 of Class A Shares made by the Company pursuant to Normal Course Issuer Bids in effect from July 22, 2005 through July 21, 2006 for a maximum of 644,000 shares.

Period	Total Number of Class A Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2006	4,600	$21.17	4,600	148,400
May 2006	-	-	4,600	148,400
June 2006	-	-	4,600	148,400

During the second quarter of 2006, the Company issued 82,785 Class A Shares for a total consideration of $2,211,000 related to employee exercises of options under the Company’s equity incentive plan.

On May 19, 2006, the Company paid cash dividends of U.S. $0.10 per Class A and Class B Share totaling $1,265,000 from available cash on hand.

On July 26, 2006, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.10 per Class A and Class B Share payable on August 18, 2006 to shareholders of record on August 4, 2006.

The book value of the Company’s Class A and Class B Shares was $26.46 at June 30, 2006 compared to $23.40 at June 30, 2005, an increase of approximately 13%, based on total outstanding shares of 12,733,072 and 13,043,221, respectively.

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

The following table sets forth these contractual and contingent commitments as at June 30, 2006:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$149	$13	$50	$39	$47
Debentures (1)	161	-	-	-	161
Zero coupon promissory notes	18	4	5	3	6
Total	$328	$17	$55	$42	$214

(1) See Note 13 to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2006, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended June 30, 2006.

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

ITEM 1A. Risk Factors

During the three months and six months ended June 30, 2006, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The following discloses the voting results of the annual and special meeting of the shareholders of Oppenheimer Holdings Inc. (the "OPY") held on May 15, 2006.

Election of Directors

By a vote by way of show of hands of the holders of the Class B voting shares, each of the following nominees was elected as a director of OPY to serve until the next annual meeting of the shareholders or until his successor is elected or appointed:

J. L. Bitove

A. W. Oughtred

R. Crystal

E. K. Roberts

A. G. Lowenthal

B. Winberg

K. W. McArthur

The Company held proxies as follows: FOR 97,010    AGAINST/WITHHELD 0

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

The Company held proxies as follows: FOR 97,010    AGAINST/WITHHELD 0

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32.1	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 8th day of August, 2006.

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