Form 10-Q
period 2006-09-30
OPPENHEIMER HOLDINGS INC
filed 2006-11-08
CIK 791963

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on November 3, 2006 was 12,771,720 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
ASSETS
Cash and cash equivalents	$18,199	$32,013
Cash and securities segregated under federal and
other regulations	40,142	23,526
Deposits with clearing organizations	12,228	14,240
Receivable from brokers and clearing
organizations	492,242	527,490
Receivable from customers	1,015,917	1,117,214
Securities owned including amounts pledged of $1,592
($1,042 in 2005), at market value	126,504	146,645
Notes receivable	53,756	59,874
Property, plant and equipment, net	16,416	18,787
Intangible assets, net of amortization	33,844	34,395
Goodwill	137,889	137,889
Other	60,369	72,394

	$2,007,506	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2006	2005
Expressed in thousands of U.S. dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$42,815	$46,012
Bank call loans	70,377	139,700
Payable to brokers and clearing organizations	871,375	830,478
Payable to customers	325,465	473,212
Securities sold, but not yet purchased, at market
value	11,949	9,786
Accrued compensation	86,786	87,040
Accounts payable and other liabilities	78,677	80,811
Income taxes payable	7,095	6,584
Bank loans	-	14,524
Zero coupon promissory note	16,356	22,822
Exchangeable debentures	20,000	160,822
Senior secured credit note	124,688	-
Deferred income tax, net	5,998	4,553
	1,661,581	1,876,344

Shareholders' equity
Share capital
12,712,522 Class A non-voting shares
(2005 – 12,496,141 shares)	37,782	32,498
99,680 Class B voting shares	133	133
	37,915	32,631
Contributed capital	11,119	8,810
Retained earnings	296,891	266,682
	345,925	308,123

	$2,007,506	$2,184,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$85,101	$81,648	$268,545	$237,948
Principal transactions, net	28,197	25,353	86,453	71,591
Interest	27,349	20,926	80,907	53,069
Investment banking	11,391	11,638	36,021	38,450
Advisory fees	27,628	27,029	81,780	82,778
Other	8,797	4,668	28,831	10,601
	188,463	171,262	582,537	494,437

EXPENSES:
Compensation and related expenses	112,148	104,441	340,902	309,752
Clearing and exchange fees	4,113	4,079	12,458	12,695
Communications and technology	13,875	12,894	39,719	38,449
Occupancy and equipment costs	12,984	12,291	38,096	35,886
Interest	17,032	11,474	47,651	27,085
Other	15,037	14,643	45,231	44,096
	175,189	159,822	524,057	467,963
Profit before income taxes	13,274	11,440	58,480	26,474
Income tax provision	5,601	4,822	24,453	11,296
NET PROFIT FOR THE PERIOD	$7,673	$6,618	$34,027	$15,178

Earnings per share:
Basic	$0.60	$0.51	$2.66	$1.16
Diluted	$0.51	$0.38	$1.99	$0.91

Dividends declared per share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Expressed in thousands of dollars
Cash flows from operating activities:
Net profit for the period	$7,673	$6,618	$34,027	$15,178
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,635	2,750	7,469	7,591
Deferred income tax	(6,167)	(9,976)	1,445	(5,452)
Tax benefit from employee stock options exercised	-	-	-	30
Amortization of notes receivable	5,159	5,754	15,720	17,655
Amortization of debt issuance costs	139	-	139	-
Change in allowance for doubtful accounts	30	6	(227)	(1,076)
Stock option expense, net	533	-	2,153	-
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other
regulations	(8,011)	(2,790)	(16,616)	(7,829)
Deposits with clearing organizations	1,507	438	2,012	4,004
Receivable from brokers and clearing organizations	72,078	56,598	35,248	(5,075)
Receivable from customers	149,065	42,309	101,524	(232,473)
Securities owned	6,674	(43,030)	20,141	(41,845)
Notes receivable	(2,068)	(3,458)	(9,602)	(6,154)
Other assets	854	(9,573)	15,921	(7,947)
Increase (decrease) in operating liabilities:
Drafts Payable	(3,019)	(2,906)	(3,197)	(17,887)
Payable to brokers and clearing organizations	(156,887)	90,349	40,897	206,934
Payable to customers	(31,041)	(51,161)	(147,747)	(63,209)
Securities sold, but not yet purchased	3,039	4,235	2,163	4,412
Accrued compensation	16,014	9,424	(254)	(2,693)
Accounts payable and other liabilities	25	15,547	(2,134)	20,032
Income taxes payable	1,697	4,076	511	1,694
Cash provided by (used in) operating activities	59,929	115,210	99,593	(114,110)

Cash flows from investing and other activities:
Purchase of fixed assets	(2,440)	(1,341)	(4,547)	(3,080)
Cash used in investing and other activities	(2,440)	(1,341)	(4,547)	(3,080)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(1,277)	(1,162)	(3,818)	(3,558)
Issuance of Class A non-voting shares	1,965	-	7,539	2,629
Tax benefit from employee stock options exercised	111	-	156	-
Repurchase of Class A non-voting shares
for cancellation	-	(6,451)	(2,255)	(16,948)
Issue of senior secured credit note	125,000	-	125,000	-
Senior secured credit note repayments	(312)	-	(312)	-
Debt issuance costs	(4,035)	-	(4,035)	-
Redemption of variable rate exchangeable debentures	(140,822)	-	(140,822)	-
Zero coupon promissory note repayments	(1,997)	(3,095)	(6,466)	(9,978)
Bank loan repayments	-	(2,530)	(14,524)	(7,590)
(Decrease) increase in bank call loans	(45,523)	(90,500)	(69,323)	170,027
Cash (used in) provided by financing activities	(66,890)	(103,738)	(108,860)	134,582

Net (decrease) increase in cash and cash equivalents	(9,401)	10,131	(13,814)	17,392
Cash and cash equivalents, beginning of period	27,600	40,651	32,013	33,390
Cash and cash equivalents, end of period	$18,199	$50,782	$18,199	$50,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Expressed in thousands of dollars
Share capital
Balance at beginning of period	$35,950	$41,769	$32,631	$49,637
Issue of Class A non-voting shares	1,965	-	7,539	2,629
Repurchase of Class A non-voting shares for cancellation	-	(6,451)	(2,255)	(16,948)
Balance at end of period	$37,915	$35,318	$37,915	$35,318

Contributed capital
Balance at beginning of period	$10,475	$8,810	$8,810	$8,780
Tax benefit from employee stock options exercised	111	-	156	30
Stock option expense	733	-	2,699	-
Deferred tax benefit from stock option expense	(200)	-	(546)	-
Balance at end of period	$11,119	$8,810	$11,119	$8,810

Retained earnings
Balance at beginning of period	$290,495	$254,631	$266,682	$248,467
Net profit for the period	7,673	6,618	34,027	15,178
Dividends of $0.10 per share ($0.09 per share in 2005)	(1,277)	(1,162)	(3,818)	(3,558)
Balance at end of period	$296,891	$260,087	$296,891	$260,087

TOTAL SHAREHOLDERS' EQUITY	$345,925	$304,215	$345,925	$304,215

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-K for the year ended December 31, 2005, except for  new policies set out below.

Interest Rate Swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate senior secured credit note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

Debt Issuance costs

Debt issuance costs, included in other assets, from the issuance of the senior secured credit notes are reported in the condensed consolidated balance sheet as deferred charges and amortized using the interest method.  Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the senior secured credit note issued.

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

2. Recent Accounting Pronouncements

Recently adopted

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS No. 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

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

Earnings per share has been calculated as follows:

In thousands of dollars, except share and per share amounts	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Basic weighted average number of shares outstanding	12,784,096	13,100,893	12,810,492	13,139,712
Net effect, if converted method (1)	2,907,372	6,932,000	5,575,715	6,932,000
Net effect, treasury method (2)	81,731	-	25,996	278
Diluted common shares	15,773,199	20,032,893	18,412,204	20,071,990

Net profit for the period, as reported	$7,673	$6,618	$34,027	$15,178
Effect of dilutive exchangeable debentures	416	1,071	2,543	3,183
Net profit, available to shareholders and assumed conversions	$8,089	$7,689	$36,570	$18,361

Basic earnings per share	$0.60	$0.51	$2.66	$1.16
Diluted earnings per share	$0.51	$0.38	$1.99	$0.91

(1)

As part of the consideration for the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which, until July 31, 2006, were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). On July 31, 2006, the Company redeemed all but $20 million of such debentures, which were exchangeable for 862,069 Class A Shares of the Company at the rate of $23.20 per share (approximately 6% of the outstanding Class A Shares, if exchanged).

(2)

The diluted EPS computations do not include the antidilutive effect of Class A Shares granted under share-based compensation arrangements.

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Number of anti-dilutive options and restricted shares, end of period	672,724	1,776,141	1,196,694	1,746,975

4. Securities owned and securities sold, but not yet purchased (at market value)

	September 30, 2006	December 31, 2005
Securities owned consist of:
Corporate equities and warrants	$39,714,000	$35,895,000
Corporate and sovereign obligations	44,272,000	46,482,000
U.S. government and agency and state and
municipal government obligations	41,175,000	61,590,000
Money market funds and other	1,343,000	2,678,000
	$126,504,000	$146,645,000

	September 30, 2006	December 31, 2005
Securities sold, but not yet purchased consist of:
Corporate equities	$6,108,000	$4,685,000
Corporate obligations	3,589,000	3,722,000
U.S. government and agency and state and
municipal government obligations and other	2,252,000	1,379,000
	$11,949,000	$9,786,000

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at market and fair values. Included in securities owned at September 30, 2006 are corporate equities with market values of approximately $14,514,000 ($14,660,000 at December 31, 2005), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $7.2 million, of which approximately $4.7 million relates to restricted shares of NYSE Group. At September 30, 2006, the Company had pledged securities owned of approximately $1,592,000 ($1,042,000 at December 31, 2005) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the nine months ended September 30, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax profit for the three and nine months ended September 30, 2006 reflect a net gain of $782,000 and $12,401,000, respectively, related to the exchange of seats for cash and NYSE Group common shares.

5. Long term debt

Issued	Maturity Date	Interest Rate	September 30, 2006

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$16,356,000
Less current portion			4,661,000
Long term portion of Zero Coupon Promissory Note			$11,695,000

Senior Secured Credit Note (b)	7/31/2013	8.2%	$124,688,000
Less current portion			1,250,000
Long term portion of Senior Secured Credit Note			$123,438,000

Variable Rate Exchangeable Debentures, issued January 6, 2003 (c)	1/2/2013	4.5%	$20,000,000

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) On July 31, 2006, the Company issued a senior secured credit note in the amount of $125,000,000 at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. In accordance with the senior secured credit note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At September 30, 2006, the Company was in compliance with the covenants. The interest rate on the senior secured credit note for the two months ended September 30, 2006 was 8.2%. Interest expense for the two months ended September 30, 2006 was $1,708,000.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

 (c) On July 31, 2006, the Company bought back $140,822,400 of its outstanding First and Second Variable Rate Exchangeable Debentures (the “Debentures”) issued in 2003 to Canadian Imperial Bank of Commerce (“CIBC”) at par plus accrued interest of $485,055. The Debentures that were redeemed were exchangeable for approximately 6.1 million Class A Shares at the rate of $23.20 per Class A Share. This leaves $20 million of the Debentures outstanding, which are exchangeable for 862,069 Class Shares at the rate of $23.20 per Class A Share. The annual interest rate is 3% in 2003, 4% in 2004 - 2006, and 5% in 2007 through maturity. The Debentures, which mature on January 2, 2013, contain a retraction clause, which may be activated by the holder for a period of 120 days at the end of year seven. Interest is payable semi-annually in June and December. Interest expense on the Debentures was $733,000 and $4,372,000, respectively, for the three and nine months ended September 30, 2006 ($1,849,000 and $5,488,000, respectively for the three and nine months ended September 30, 2005). Under the interest method, the effective annual interest rate over the life of the Debentures was 4.5%. See note 13.

The Company’s pre-tax profit for the three and nine months ended September 30, 2006 includes a net gain of $3.6 million on the extinguishment of $140,822,400 of the Debentures on July 31, 2006. For the most part, this gain represents the difference between interest expensed by the Company since the issuance of the Debentures on January 6, 2003 at a 4.5% interest rate (the annual effective interest rate over the life of the Debentures) compared to the actual interest costs of 3% in 2003 and 4% until their redemption on July 31, 2006.

The Company has agreed to make a contingent payment to CIBC if, prior to December 31, 2007, the Company enters into an agreement for the sale of the majority of the Company’s Class A and Class B Shares. The amount of the contingent payment would be based on the price per share realized by the Company’s shareholders in any such transaction. The Company has made an estimate of the fair value of this contingent payment and will revalue it at the end of each reporting period.

6. Share-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123-R, “Shares-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123-R, which requires that stock options be accounted for at fair value, focuses primarily on transactions in which an entity exchanges its equity instruments for employee services. Under SFAS No. 123-R, share-based compensation awards that require future service (ie. are subject to a vesting schedule) are amortized over the relevant service period. The Company adopted SFAS No. 123-R under the ‘modified prospective method’. Under that method, the provisions of SFAS No. 123-R are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The condensed consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate will be reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share -based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards as of January 1, 2006 together with awards granted during the three and nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2006	2005	2004	2003	2002	2001

Expected term (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	24.73%	23.50%	21.08%	22.61%	27.49%	28.43%
Risk-free interest rate (3)	4.48%	3.89%	3.01%	2.92%	4.10%	4.78%
Actual dividends (4)	$0.37	$0.36	$0.36	$0.36	$0.36	$0.36

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
(4) Actual dividends were used to compute the expected annual dividend yield.

The Company did not recognize compensation expense for outstanding stock options during the three and nine months ended September 30, 2005. The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation under SFAS No. 123 with respect to stock options granted prior to January 1, 2006. Amounts are expressed in thousands of U.S. dollars except per share amounts.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net profit, as reported	$6,618	$15,178
Stock-based compensation expense that would have been reported in net profit if the fair value provisions of SFAS No. 123-R had been applied to all awards	381	1,144
Pro forma net profit	$6,237	$14,034

Basic profit per share, as reported	$0.51	$1.16
Diluted profit per share, as reported	$0.38	$0.91

Pro forma basic profit per share	$0.48	$1.07
Pro forma diluted profit per share	$0.36	$0.86

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

Stock option activity under the EIP since January 1, 2005 is summarized as follows:

	Three months ended September 30, 2006		Nine months ended September 30, 2006		Year ended December 31, 2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of period	1,408,622	$27.59	1,775,641	$27.04	1,659,370	$27.19
Options granted	-	-	38,632	$21.70	231,798	$23.38
Options exercised	(79,130)	$24.83	(161,915)	$25.79	(51,357)	$19.48
Options forfeited or expired	-	-	(322,866)	$24.11	(64,170)	$20.93
Options outstanding, end of period	1,329,492	$27.75	1,329,492	$27.75	1,775,641	$27.04
Options vested, end of period	515,315	$27.61	515,315	$27.61	622,107	$24.98
Weighted average fair value of options granted	-	-	-	$5.37	-	-

The aggregate intrinsic value of options outstanding as of September 30, 2006 was approximately $3,159,000. The intrinsic value of options vested as at September 30, 2006 was approximately $1,048,000.

The following table summarizes stock options outstanding and exercisable as at September 30, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.99 - $25.00	590,316	2.29 years	$23.49	176,718	$23.67
$25.01 - $33.80	739,176	1.85 years	$31.16	338,597	$29.67

$19.99 - $33.80	1,329,492	2.04 years	$27.75	515,315	$27.61

The following table summarizes the status of the Company’s non-vested options since December 31, 2005.

	Three months ended September 30, 2006		Nine months ended September 30, 2006

	Number of Options	Weighted average fair value	Number of Options	Weighted average fair value

Non-vested beginning of period	843,343	$6.18	1,153,534	$5.44
Granted	-	-	38,632	$5.37
Vested	(29,166)	$6.70	(349,729)	$6.71
Forfeited or expired	-	-	(28,260)	$6.68
Non-vested end of period	814,177	$6.16	814,177	$6.16

In the three and nine months ended September 30, 2006, the Company has included approximately $733,000 and $2,699,000, respectively, of compensation expense in its condensed consolidated statement of operations relating to the expensing of stock options.

As of September 30, 2006, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 2.04 years.

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

The fair value of each OARs award was estimated as at September 30, 2006 using the Black-Scholes option-pricing model.

Grant date	Number of OARs	Strike price	Remaining contractual life	Fair value as at September 30, 2006
January 10, 2003	109,630	$24.94	1.25 years	$7.81
January 13, 2004	171,850	$32.78	2.25 years	$6.86
January 13, 2005	276,320	$24.53	3.25 years	$11.28
January 13, 2006	292,020	$20.53	4.25 years	$13.97
Total	849,820
Total weighted average values		$24.88	3.13 years	$10.86

At September 30, 2006, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding at September 30, 2006 was $3,733,000. In the three and nine months ended September 30, 2006, the Company included approximately $651,000 and $1,542,000, respectively, of compensation expense in its condensed consolidated statement of operations relating to OARs awards.

As of September 30, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.13 years.

The adoption of SFAS No. 123-R did not materially impact the accounting treatment for the Company’s other share-based compensation arrangements.

7. Share Capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Class A Shares outstanding, beginning of period	12,633,392	12,943,541	12,496,141	13,296,876
Issued to Oppenheimer’s 401(k) Plan	-	-	104,725	64,176
Issued pursuant to the share-based compensation plans	79,130	-	222,356	51,357
Repurchased and cancelled pursuant to the issuer bid	-	(309,700)	(110,700)	(778,568)
Class A Shares outstanding, end of period	12,712,522	12,633,841	12,712,522	12,633,841

8. Net Capital Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2006, the net capital of Oppenheimer as calculated under the Rule was $182,523,000 or 15.8 % of Oppenheimer's aggregate debit items. This was $159,426,000 in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2006, Freedom had net capital of $8,204,717, which was $7,954,717  in excess of the $250,000 required to be maintained at that date.

9. Collateralized transactions

The Company’s customer financing and securities lending activities require the Company to pledge firm and customer securities as collateral for various financing sources such as securities lending and bank call loans.

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

Securities lending

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

At September 30, 2006, included in receivable from brokers and clearing organizations are deposits paid for securities borrowed of $441,425,000 (at December 31, 2005 - $472,499,000). At September 30, 2006, included in payable to brokers and clearing organizations are deposits received for securities loaned of $859,053,000 (at December 31, 2005 - $794,353,000).

The Company has received collateral of approximately $424,275,000 under securities borrow agreements of which the Company has repledged approximately $331,650,000 as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $186,850,000.

Bank call loans

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  These loans, collateralized by firm and customer securities (with market values of approximately $17,201,000 and $216,333,000, respectively), at September 30, 2006, are primarily with two U.S. money center banks.

Margin lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At September 30, 2006, the Company had approximately $1.5 billion of customer securities under customer margin loans that are available to be pledged of which the Company has repledged approximately $489,001,000 under securities loan agreements.

Included in receivable from customers is a receivable from one customer in the amount of $79,851,000 which is collateralized with fixed income securities in the amount of $113,218,000, which mitigates the credit risk.

Securities owned

The Company pledges its securities owned to collateralize securities lending and bank call loan transactions.  Pledged securities that can be sold or repledged by the secured party are identified as “Securities owned including amounts pledged” on the condensed consolidated balance sheets. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $17,201,000 as at September 30, 2006 ($22,537,000 as at September 30, 2005).

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

Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized on the condensed consolidated balance sheet. Securities positions are monitored on a daily basis.

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. See note 9 above.

Interest rate swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate senior secured credit note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.  Information on these swaps is summarized in the following table:

	September 30,
	2006	2005
Notional principal amount	$99,000,000	-
Weighted-average variable interest rate	-	-
Weighted-average fixed interest rate	5.45%	-
Weighted-average maturity	1.7 years	-

Mortgage-backed securities TBAs

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market.  TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue. The credit risk for TBAs is limited to the unrealized market valuation gains recorded in the condensed consolidated balance sheets. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates. The table below summarizes the notional amounts of TBAs and fair values (carrying amounts) of the related assets and liabilities.

Futures contracts

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the condensed consolidated balance sheet and is mitigated by performance guarantees provided by the clearing organization of the futures exchange. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2006, the Company had open contracts for Chicago Board of Trade U.S. Treasury Bonds and U.S. Treasury Notes, which are used to hedge interest rate risk associated with holding fixed-income securities.

Fair values of the Company’s financial instruments with off-balance sheet risk which are included in receivables from brokers and clearing organizations and payables to brokers and clearing organizations are as follows:

Expressed in thousands of dollars	September 30, 2006			September 30, 2005
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$ 99,000	$ -	$ -	$ -	$ -	-
U.S. Treasury futures	46,800	-	312	42,900	578	-
Purchase of TBAs	19,098	208	-	31,974	237	-
Sale of TBAs	18,583	3	-	32,047	-	-
Total	$183,481	$211	$312	$106,921	$815	-

Clearing arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2006, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

11. Related Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

12. Segment Information

The table below presents information about the reported revenue and pre-tax profit of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s business is conducted primarily in the United States.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three months ended September 30,		Nine months ended September 30,
In thousands of dollars	2006	2005	2006	2005
Revenue:
Private Client	$140,435	$129,850	$436,220	$375,663
Capital Markets	32,130	24,490	87,102	71,309
Asset Management **	11,253	15,928	39,199	44,617
Other *	4,645	994	20,016	2,848
Total	$188,463	$171,262	$582,537	$494,437

Operating Income:
Private Client	$7,871	$8,511	$36,047	$18,419
Capital Markets	977	2,588	7,896	8,056
Asset Management **	91	1,221	1,947	3,033
Other *	4,335	(880)	12,590	(3,034)
Total	$13,274	$11,440	$58,480	$26,474

*  Other for the three and nine months ended September 30, 2006 includes the net gain of approximately $0.8 million and $12.4 million, respectively, on the NYSE Group shares, described in note 4. Other for the three and nine months ended September 30, 2006 includes a net gain on the extinguishment of the Debentures of approximately $3.6 million, described in note 5.

** Advisory fees earned in 2005 included fees for the India and Asia Tigers Funds, which ceased to be managed by the Company in December 2005.

13. Subsequent event

On October 23, 2006, the Company bought back the remaining $20,000,000 of its outstanding Debentures issued to CIBC at par plus accrued interest of $258,000 and a fee of $117,000. The Debentures that were redeemed were exchangeable for 862,069 Class A Shares at the rate of $23.20 per Class A Share (approximately 6% of the Class A Shares on a fully diluted basis). The Company used internally available funds and existing bank call loan facilities to repurchase this debt. The gain on extinguishment on the outstanding Debentures is approximately $470,000.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 82 offices in 21 states located throughout the United States. The Company conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2006 totaled approximately $55.9 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. and Fahnestock Asset Management, operating as a division of Oppenheimer. Assets under fee-based management increased by 17% to $14.3 billion at September 30, 2006 compared to $12.2 billion at September 30, 2005, reflecting organic growth and includes approximately $1 billion, which relates to a transaction-based investment advisory program that was introduced in January 2006. The assets under fee-based management at September 30, 2005 included approximately $1.2 billion related to the Asia Tigers and India Funds which ceased to be managed by the Company in December 2005. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. At September 30, 2006, the Company employed approximately 2,901 people, of whom 1,697 were registered representatives.

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

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment” (related to the Company’s outstanding stock options) resulting in approximately $733,000 and $2,699,000, respectively, in additional compensation expense in the three and nine months ended September 30, 2006. In prior periods the cost of stock options was presented on a pro forma basis in the notes to the condensed consolidated financial statements. The Company has always recorded compensation expense with respect to its other share-based plans, although the method of computation of the expense may have changed with the adoption of SFAS 123-R.

During the three months ended September 30, 2006, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the nine months ended September 30, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809,000 in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax profit for the three and nine months ended September 30, 2006 reflect a net gain of approximately $800,000 and $12.4 million, respectively, related to the exchange of seats for cash and NYSE Group common shares. The Company has estimated the fair value of its remaining NYSE Group restricted shares to be approximately $4.7 million.

The Company’s pre-tax profit for the three and nine months ended September 30, 2006 include a net gain of $3.6 million on the extinguishment of $140,822,400 of its variable rate exchangeable debentures on July 31, 2006. For the most part, this gain represents the difference between interest expensed by the Company since the issuance of the debentures on January 6, 2003 at a 4.5% interest rate (the annual effective interest rate over the life of the debentures) compared to the actual interest costs of 3% in 2003 and 4% thereafter until July 31, 2006.

Economic and market conditions continued strong in the third quarter of 2006. Defying most expectations for the period, oil prices declined significantly, driving down inflationary expectations and resulting in lower interest rates and higher stock prices with the Dow Jones Industrial Average setting new records. As the quarter came to a close, the expectations for higher levels of economic activity were being driven by high employment levels, strong retail sales and stable prices despite the continued downturn in the housing market.

Without including the gains from either the NYSE Group common shares or the debt extinguishment, the Company’s revenue for the nine months ended September 30, 2006 increased by 15% compared to revenue for the same period of 2005. The revenue increase in both the three and nine months ended September 30, 2006 compared to the same periods of 2005 came from higher transactional revenue from both private client and capital markets sources and increased interest income. Interest income was impacted by higher rates.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the three and nine months ended September 30, 2006 compared to the same periods in 2005. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

Other Regulatory Matters

The Company has been the subject of various regulatory investigations with respect to its operations up to and including 2005. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it has made to a common systems platform between September 2001 and June 2003. During that period of time, the Company absorbed approximately 35 branch offices and 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies, each of which utilized a different technology platform.  The Company's business doubled during this period. As previously reported, certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues, which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD. With the exception of the mutual funds timing matter described above, the Company has settled substantially all outstanding matters with the NYSE. With the exception of the matters described below, the Company has settled substantially all outstanding matters with the NASD.

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

On August 2, 2006, the Massachusetts Securities Division (the “MSD”) filed an administrative complaint against the Company's main operating subsidiary, Oppenheimer & Co. Inc., as well as a financial advisor formerly employed by Oppenheimer alleging that Oppenheimer violated the Massachusetts Uniform Securities Act by failing to provide reasonable supervision of the former financial advisor thereby allowing the former financial advisor to engage in unlawful activity in the State of Massachusetts.  The Company has filed an answer to the complaint and believes its supervision was reasonable and in accordance with industry standards.

In connection with the above matter, the MSD requested that Oppenheimer review and produce emails with respect to the former financial advisor and Oppenheimer’s supervision thereof.  As a result of this request, the MSD commenced an investigation into the responses made to it in connection with the retention and retrieval of emails which may result in further action being taken by the MSD.

Oppenheimer is cooperating and will continue to cooperate with the MSD’s inquiry and hopes to reach a fair resolution of all outstanding regulatory issues.

On October 4, 2006, the Company reached settlement with the NASD over matters (initially alleged on May 3, 2005) relating to inaccuracies in its reporting to the Municipal Securities Rulemaking Board (“MSRB”) in May and June 2003, its failure to maintain electronic communications in a manner prescribed under SEC rules from July 2002 through the first quarter of 2004, as well as its policies and procedures related to these matters. The settlement required payment of a fine in the amount of $800,000 (which had been fully reserved in prior periods) and the review, modification and enhancement of certain supervisory procedures.

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

Results of Operations

Net profit for the three months ended September 30, 2006 was $7,673,000 or $0.60 per share, an increase of 16% when compared to $6,618,000 or $0.51 per share in the same period of 2005. Revenue for the three months ended September 30, 2006 was $188,463,000, an increase of 10% compared to revenue of $171,262,000 in the same period of 2005.  Expenses increased by 10% in the three months ended September 30, 2006 compared to the same period of 2005, primarily reflecting increased compensation and related costs and interest expense. The Company’s pre-tax profit for the three months ended September 30, 2006 include a net gain of $3.6 million on the extinguishment of $140,822,400 of its variable rate exchangeable debentures on July 31, 2006. For the most part, this gain represents the difference between interest expensed by the Company since the issuance of the debentures on January 6, 2003 at a 4.5% interest rate (the annual effective interest rate over the life of the debentures) compared to the actual interest costs of 3% in 2003 and 4% thereafter until July 31, 2006.

Net profit for the nine months ended September 30, 2006 was $34,027,000 or $2.66 per share, an increase of 124% in net profit when compared to $15,178,000 or $1.16 per share in the same period of 2005. Revenue for the nine months ended September 30, 2006 was $582,537,000 compared to $494,437,000 for the same period in 2005, an increase of 18%.  Expenses increased by 12% in the nine months ended September 30, 2006 compared to the same period of 2005, with increases in compensation and related expenses and interest expense.  The Company’s pre-tax profit for the nine months ended September 30, 2006 include a gain (most of which was generated in the first quarter of 2006) of approximately $12.4 million related to the conversion of its three New York Stock Exchange memberships to NYSE Group common shares in March 2006 and the sale, in May 2006, of approximately two thirds of its investment in NYSE Group. The remaining investment in NYSE Group is marked to market each period. In addition, as described above, the pre-tax profit for nine months ended September 30, 2006 includes the net gain of $3.6 million on extinguishment of the Debentures.

At September 30, 2006, shareholders’ equity was approximately $346 million and book value per share was $27.00 compared to shareholders’ equity of approximately $304 million and book value of $23.89 at September 30, 2005.

The Company’s expenses increased by approximately 10% and 12%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to increased compensation and related costs as well as higher interest expense. Compensation expense tracks the trend in transactional revenue and includes the impact of the expensing of stock options since January 1, 2006. Interest expense tracks the increase in interest revenue and is the result of higher interest rates, increased stock loan activity in 2006 and the higher debt carrying costs compared to 2005. As previously reported, on July 31, 2006, the Company issued a senior secured credit note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. For August and September of 2006, the interest rate on the senior secured credit note was 8.2%.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment”. The Company recorded additional compensation expense in the three and nine months ended September 30, 2006 of $733,000 and $2,699,000, respectively, with respect to its equity incentive plan. In prior years, the cost of stock options was presented on a pro forma basis in the notes to the condensed consolidated financial statements. The Company has always recorded compensation expense with respect to its other share-based plans, although the method of computation of the expense may have changed with the adoption of SFAS 123-R.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended September 30,		Nine Months ended September 30,
	2006 versus 2005		2006 versus 2005
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change
Revenue -
Commissions	+3,453	+4%	+30,597	+13%
Principal transactions, net	+2,844	+11%	+14,862	+21%
Interest	+6,423	+31%	+27,838	+52%
Investment banking	-247	-2%	-2,429	-6%
Advisory fees	+599	+2%	-998	-1%
Other	+4,129	+88%	+18,230	+172%
Total revenue	+17,201	+10%	+88,100	+18%
Expenses -
Compensation and related costs	+7,707	+7%	+31,150	+10%
Clearing and exchanges fees	+34	+1%	-237	-2%
Communications and technology	+981	+8%	+1,270	+3%
Occupancy and equipment costs	+693	+6%	+2,210	+6%
Interest	+5,558	+48%	+20,565	+76%
Other	+394	+3%	+1,136	+3%
Total expenses	+15,367	+10%	+56,094	+12%
Profit before taxes	+1,834	+16%	+32,006	+121%
Income taxes	+779	+16%	+13,157	+116%
Net profit	+1,055	+16%	+18,849	+124%

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the three and nine months ended September 30, 2006, commission revenue increased by 4% and 13%, respectively, compared to the same periods of 2005 primarily as a result of increased investor activity in the equity markets. Net revenue from principal transactions increased by 11% and 21%, respectively, in the three and nine months ended September 30, 2006 compared to the comparable periods of 2005 due primarily to stronger market conditions.  Investment banking revenues decreased 2% and 6%, respectively, in the three and nine months ended September 30, 2006 compared with the same periods of 2005 due to the drop in new and secondary issues as well as the drop in issuance of closed end investment funds in 2006 compared to 2005. The decrease in market activity levels for investment banking is related to the higher interest rate environment in 2006 compared to 2005. Advisory fees increased by 2% for the three months ended September 30, 2006 and decreased by 1% for the nine months ended September 30, 2006 compared to the same periods of 2005. The level of advisory fees earned in the nine months ended September 30, 2006 reflects the loss of the advisory contracts for the Asia Tigers and India Funds in December 2005. Assets under management by the asset management group were $14.2 billion at September 30, 2006 (of which approximately $1 billion applies to a new transaction-based investment advisory program effective January 2006) compared to $12.2 billion at September 30, 2005, reflecting that clients are increasingly interested in fee-based services. Other revenue in the nine months ended September 30, 2006 includes a gain on the exchange of the Company’s NYSE seats for cash and NYSE Group common shares of $12.4 million and a net gain of $3.6 million on extinguishment of the Debentures, as described above.

Interest

Net interest revenue (interest revenue less interest expense) increased by 9% and 28%, respectively, in the three and nine months ended September 30, 2006 compared to the same periods of 2005. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 31% and 52%, respectively, in the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily as a result of higher interest rates in 2006 and higher customer debit balances. Interest expense has increased due to higher interest rates and the increased interest cost of the refinanced debt.

Expenses, other than interest

Compensation and related costs increased by 7% and 10%, respectively, in the three and nine months ended September 30, 2006 compared to the comparable periods of 2005. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, increased with the increased levels of commission and principal transactions business conducted in the three and nine months ended September 30, 2006 compared to the comparable periods of 2005. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. As of January 1, 2006, the Company adopted SFAS 123-R, “Shares-Based Payment”, resulting in approximately $733,000 and $2,699,000, respectively, in compensation expense in the three and nine months ended September 30, 2006 relating to the expensing of stock options. In prior periods, the Company provided pro forma disclosure of the impact of employee stock options in the notes to its condensed consolidated financial statements. The cost of clearing and exchange fees increased by 1%, in the three months ended September 30, 2006 and decreased by 2% in the nine months ended September 30, 2006 compared to the comparable periods of 2005. The cost of communications and technology increased by 8% and 3%, respectively, in the three and nine months ended September 30, 2006 compared to the comparable periods of 2005, driven primarily by the increased costs of external data services to support the increased level of business in 2006 compared to 2005. Occupancy and equipment costs increased by 6% in the both the three and nine months ended September 30, 2006 compared to the same periods of 2005. The increase in 2006 is primarily due to escalating costs of premises-related operating expenses. In addition, the Company has expanded and relocated several branch offices, incurring higher rental costs in 2006 compared to 2005.Other expenses increased by 3% in both the three and nine months ended September 30, 2006.. Included in other expenses, bad debt expense decreased by approximately $300,000 and was flat, respectively, in the three and nine months ended September 30, 2006 compared to the same periods in 2005. Legal and regulatory expenses, also included in other expenses, increased by approximately $521,000 and decreased by approximately $1,134,000 in the three and nine months ended September 30, 2006 compared to the same periods in 2005. See Regulatory Environment, above.

Other expenses will continue to be impacted by litigation and regulatory settlement costs. The Company may face additional legal costs and settlement expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory expenses. It is anticipated that the costs of compliance with regulatory authorities, as well as Sarbanes-Oxley Act compliance, will continue to be expensive.

Liquidity and Capital Resources

Total assets at September 30, 2006 decreased by less than 1% from December 31, 2005 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2006, $70,377,000 of such borrowings were outstanding compared to outstanding borrowings of $139,700,000 at

December 31, 2005. At September 30, 2006, the Company had available collateralized and uncollateralized letters of credit of $145,200,000.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued debentures in the amount of approximately $161,822,400 and a zero coupon promissory note in the amount of approximately $65,513,000. The notes to the condensed consolidated financial statements contain a description of these instruments. As disclosed in note 5, $140,822,400 of the debentures were redeemed on July 31, 2006 through the issue of a senior secured credit note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125,000,000 plus internally available funds and an increase in bank call loans. The senior secured credit note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). In accordance with the senior secured credit note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At September 30, 2006, the Company was in compliance with the covenants. The interest rate on the senior secured credit note for the two months ended September 30, 2006 was 8.2%. Interest expense for the two months ended September 30, 2006 was $1,708,000.

The obligations under the Credit Agreements are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate senior secured credit note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

As disclosed in Note 13, on October 23, 2006, the Company redeemed the remaining $20 million of the debentures out of internally available cash and an increase in bank call loans. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

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

Funding Risk

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash provided by (used in) operations	$59,929	$115,210	$99,593	$(114,110)
Cash used in investing activities	(2,440)	(1,341)	(4,547)	(3,080)
Cash (used in) provided by financing activities	(66,890)	(103,738)	(108,860)	134,582
Net increase (decrease) in cash and cash equivalents	$(9,401)	$10,131	$(13,814)	$17,392

During 2006, the Company made significant reductions in its long-term debt load. The refinancing of its exchangeable debentures has resulted in higher interest costs.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the third quarter of 2006, the Company did not purchase any Class A Shares pursuant to a Normal Course Issuer Bid.

During the third quarter of 2006, the Company issued 79,130 Class A Shares for a total consideration of $1,965,000 related to employee exercises of options under the Company’s equity incentive plan.

On August 18, 2006, the Company paid cash dividends of U.S. $0.10 per Class A and Class B Share totaling $1,277,000 from available cash on hand.

On October 30, 2006, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.10 per Class A and Class B Share payable on November 24, 2006 to shareholders of record on November 10, 2006.

The book value of the Company’s Class A and Class B Shares was $27.00 at September 30, 2006 compared to $23.89 at September 30, 2005, an increase of approximately 13%, based on total outstanding shares of 12,812,202 and 12,733,521, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended September 30, 2006 was 15,773,199 compared to 20,032,893 outstanding for the three months ended September 30, 2005, a net decrease of 21% due to the redemption, on July 31, 2006, of $140,822,400 of the Company’s exchangeable debentures. The three months ended

September 30, 2006 represents the last quarterly period impacted by the dilution related to the shares exchangeable under the $140,822,400 exchangeable debentures (exchangeable into 6,069,931 Class A Shares).  The three months ending December 31, 2006 will represent the last quarterly period in which the remaining $20,000,000 in exchangeable debentures (exchangeable into 862,069 Class A Shares) will have a dilutive impact on earnings per share.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 10 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets, as well as debt assumed upon the refinancing of the Debentures issued in 2003.

The following table sets forth these contractual and contingent commitments as at September 30, 2006:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$148	$7	$52	$41	$48
Debentures (1)	20	-	-	-	20
Senior Secured Credit Note	125	-	2	2	121
Zero coupon promissory notes	16	2	5	3	6
Total	$309	$9	$59	$46	$195

(1)

See Note 13 to the condensed consolidated financial statements.

Newly Issued Accounting Standards

Recently adopted

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s condensed consolidated financial statements.

Recently issued

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS No. 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2006, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended September 30, 2006.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved in governmental and self-regulatory agency investigations and proceedings. See Regulatory Environment under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company and others in the financial services industry have been involved in increased incidences of litigation and regulatory investigations in recent years, including customer claims seeking, in total, substantial damages.

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

ITEM 1A. Risk Factors

During the three months and nine months ended September 30, 2006, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 8th day of November, 2006.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

                                    A.G. Lowenthal, Chairman and Chief Executive Officer

                                    (Principal Executive Officer)

                               By: “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

  (Principal Financial and Accounting Officer)

58