Form 10-K
period 2006-12-31
OPPENHEIMER HOLDINGS INC
filed 2007-03-08
CIK 791963

____________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2006 was $341,246,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 30, 2006 of $26.80.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on February 28, 2007 was 13,077,074 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (to be held on May 14, 2007) to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

The Company is a holding company and carries on no active business. It owns, directly or through intermediate subsidiaries, Oppenheimer & Co. Inc. (formerly called Fahnestock & Co. Inc. and prior to that called Edward A. Viner & Co., Inc.), a New York corporation ("Oppenheimer"); Freedom Investments, Inc., a Delaware corporation ("Freedom"); Oppenheimer Asset Management Inc. (formerly called Hudson Capital Advisors Inc.), a New York corporation ("OAM"); Evanston Financial, Inc., a New York corporation (“Evanston”); since September 17, 2001, Josephthal & Co. Inc., a New York corporation (“Josephthal”); and since November 9, 2001, Prime Charter, Ltd., a Delaware corporation (“Prime”). Oppenheimer, OAM and Freedom are sometimes collectively referred to as the "Operating Subsidiaries". Through the Operating Subsidiaries, the Company is engaged in the securities brokerage and trading business and offers investment advisory and other related financial services. Oppenheimer and OAM are the principal Operating Subsidiaries. Oppenheimer is engaged in the securities brokerage business in the United States and, through the agency of local licensed broker-dealers, operates offices in Buenos Aires, Argentina and Caracas, Venezuela. OAM and its subsidiary, Oppenheimer Investment Management (“OIM”), are engaged in the investment advisory business in the United States. In addition, Oppenheimer conducts an investment advisory business under the names Fahnestock Asset Management and Omega Group, divisions of Oppenheimer. The business formerly conducted by Josephthal and Prime is now conducted by Oppenheimer. The private client business acquired from CIBC World Markets Inc. in January 2003 discussed below is being conducted by Oppenheimer. The asset management business acquired from CIBC World Markets Inc. in June 2003 discussed below is being conducted by OAM. The Company operates a discount brokerage business through Freedom. Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey, provides fiduciary services such as trust and estate administration and investment management. Evanston is engaged in mortgage brokerage and servicing.

On January 3, 2003, the Company acquired the U.S. Private Client Division of CIBC World Markets Inc. and on June 4, 2003 acquired the U.S. Asset Management Division of CIBC World Markets Inc. (the “Oppenheimer divisions”) for a total consideration of approximately $242 million, of which approximately $16 million was paid in cash at closing from cash on hand and the balance was paid from the proceeds of the issuance of debt instruments. The private client business is being operated by Oppenheimer and added approximately 620 financial advisors in 18 branches located in the major financial centers of the United States to its business at the closing date. Client assets of the Private Client Division were approximately $30 billion at the closing date. Assets under management in the Asset

Management Division were approximately $8.5 billion at the acquisition date. The asset management business is being operated by OAM. The acquisition was accounted for by the purchase method. This transaction more than doubled the Company’s high net worth exposure and asset base.

At December 31, 2006, Oppenheimer employed approximately 1,980 full-time registered personnel, of whom approximately 1,231 were financial advisors and approximately 1,013 other employees in trading, research, investment banking, investment advisory services, public finance and support positions in the United States for Oppenheimer, OAM, OIM and Freedom, for a total of approximately 2,993 full-time employees.

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

Oppenheimer is a member firm of the New York Stock Exchange, Inc. ("NYSE"), the National Association of Securities Dealers, Inc. ("NASD"), the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry and Financial Markets Association ("SIFMA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of the NASD. Oppenheimer is registered in Ontario, Canada as an International Dealer.

Oppenheimer, which acts as a clearing broker for Freedom and carries an omnibus account for the BUYandHOLD Division of Freedom, which is itself a self-clearing firm, is also a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500 thousand for each customer, subject to a limitation of $100 thousand for claims for cash balances. SIPC is funded through assessments on registered broker-dealers, which assessments may not exceed 1% of a broker-dealer's gross revenues (as defined); SIPC assessments were a flat fee of $150 in 2006, 2005 and 2004. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyds of London of an additional $74.5 million (and $500 thousand for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400.0 million.  The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyds of London for losses incurred by Lloyds under the policy.

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

COMMISSIONS AND FEE-BASED REVENUE

A significant portion of Oppenheimer's revenue is derived from commissions from retail and, to a lesser extent, institutional customers on brokerage transactions in exchange-listed and over-the-counter corporate equity and debt securities. Brokerage commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule, which Oppenheimer has formulated. Often, discounts are granted to customers, generally on large trades or to active customers. An increasing number of clients are electing asset-based alternatives instead of the traditional commission structure. Oppenheimer also provides a range of services in other financial products to retail and institutional customers, including the purchase and sale of options on the CBOE, the AMEX and other stock exchanges as well as futures contacts on indexes and/or commodities contracts listed on various exchanges.

Commission business relies heavily on the services of financial advisors with good sales production records and good reputations. Competition among securities firms for such personnel is intense. Retail clients’ accounts are serviced by retail financial advisors (excluding the institutional financial consultants referred to below) in Oppenheimer's offices. Oppenheimer's institutional clients, which include mutual funds, banks, insurance companies, hedge funds, and pension and profit-sharing plans, are serviced by institutional financial advisors. Equity Capital Markets is supported by the equity research department which provides coverage of a number of seasoned companies as well as emerging growth companies and special situation investments.

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

Equities.  Oppenheimer acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. Oppenheimer buys, sells and maintains an inventory of a security in order to "make a market" in that security. (To "make a market" in a security is to maintain firm bid and offer prices by standing ready to buy or sell round lots at publicly quoted prices. In order to make a market, it is necessary to commit capital to buy, sell and maintain an inventory of a security.) In executing customer orders for over-the-counter securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction, working with another firm which is a market-maker acting as principal. However, when the buy or sell order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market also may include those of issuers which are followed by Oppenheimer's research department. Oppenheimer makes markets in over 700 over-the-counter equity securities, and trades securities for its own account, as well as to facilitate customer transactions. As a result of the move to decimal trading in the NASDAQ, which began for all stocks in April 2001, narrowing bid-ask spreads and smaller price increments are being experienced and are resulting in a decrease in trading revenue earned from the Company’s market making operations. Recent rule-making by the SEC may further reduce the Company’s ability to trade as principal with its clients if the Company has performed ‘financial planning’ services on behalf of those clients. Oppenheimer also trades in OTC Bulletin Board and pink sheet securities. These securities are typically more illiquid, have smaller capitalizations and may involve more risk than NASDAQ-traded securities.

Regulation NMS (effective March 2007) may further change the trading of equity securities between securities exchanges (listed), NASDAQ (OTC), Electronic

Communications Networks (“ECN’s”) and internally traded securities (19c3-1). It is anticipated that the impact of this rule will further reduce spreads (difference between bid and ask) and increase the percentage of transactions executed electronically.

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

Proprietary Trading and Investment Activities

Oppenheimer holds positions in its trading accounts in over-the-counter securities and in exchange-listed securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares and Unit Investment Trusts and short term debt instruments (auction rate securities, certificates of deposit, and variable rate demand notes).  These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.

The size of its securities positions on any one day may not be representative of Oppenheimer's exposure on any other day because securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See "NET CAPITAL REQUIREMENTS" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In the case of OAM and Oppenheimer, it holds investments as general partner in a range of investment partnerships (“hedge funds”, fund of funds, private equity partnerships and real estate partnerships), which are offered to Oppenheimer hedge fund-qualified clients as well as qualified clients of other broker-dealers.

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

Securities Borrowed / Securities Loaned.   In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes. Oppenheimer has an active securities borrowed and lending business, in which Oppenheimer borrows securities from one party and lends them to another party. When Oppenheimer borrows securities, Oppenheimer provides cash to the lender as collateral, which is reflected in the Company’s financial statements as receivable from brokers and dealers. Oppenheimer earns interest revenue on this cash collateral. Similarly, when Oppenheimer lends securities to another party, that party provides cash to Oppenheimer as collateral, which is reflected in the Company’s financial statements as payable to brokers and dealers. Oppenheimer pays interest expense on the cash collateral received from the party borrowing the securities.

Margin Lending.   Customers’ transactions are executed on either a cash or margin basis. In a margin transaction, Oppenheimer extends credit to the customer, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. Oppenheimer also permits its customers to incur margin indebtedness not in connection with the purchase of a security. Clients use their securities as collateral in connection with their borrowing to fund credit card purchases, checking activity or other needs unrelated to the purchase of securities. Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and Oppenheimer’s internal policies.

The primary source of funds to finance customers' margin account borrowings are collateralized and uncollateralized bank borrowings, funds generated by lending securities on a cash collateral basis in excess of the amount of securities borrowed and free credit balances in customers' accounts as well as the Company’s own funds. Free credit balances in customers' accounts, to the extent not required to be segregated pursuant to SEC rules, may be used in the conduct of Oppenheimer’s business, including the extension of margin credit. Subject to applicable regulations, interest is paid by Oppenheimer on most, but not all, of such free credit balances awaiting reinvestment by customers. The customer is charged for such margin financing at interest rates derived from the Company’s “base” rate as defined, as well as the brokers’ loan rate, and LIBOR, to which is added an additional amount of up to 2%. To the extent that the use of free credit balances reduces borrowings, interest expense is reduced.

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

INVESTMENT BANKING BUSINESS

Oppenheimer offers corporations (primarily middle-market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act  of 1933 and other laws and court decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Oppenheimer’s underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the SEC.

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

INVESTMENT ADVISORY BUSINESS

Oppenheimer (through its Fahnestock Asset Management and OMEGA Group divisions) and OAM (including OIM) provide investment advisory services for a fee to its clients. These equity and debt management service fees are based on the value of the portfolio under management. In addition to the management fee, transactions executed for such accounts may be effected at standard rates of commission or at discounts from Oppenheimer 's customary commission schedule or for no additional transaction fee.

At December 31, 2006, Oppenheimer and OAM (including OIM) had approximately $15.5 billion of client assets under management. The agreements under which the portfolios are managed on behalf of institutions and other investors generally provide for termination by either party at any time.

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

OIM offers investment management services to a class of clients that includes corporate pension plans, Taft-Hartley Plans, endowments, and the pension plans of municipal and governmental units. At December 31, 2006, OIM had $830 million under management. (See “Importance of Investment Performance”).

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

ADMINISTRATION AND OPERATIONS

Administration and operations personnel are responsible for the processing of securities transactions; the receipt, identification and delivery of funds and securities; the maintenance of internal financial controls; accounting functions; custody of customers' securities; the handling of margin accounts for Oppenheimer and its correspondents; and general office services. Oppenheimer employs approximately 400 persons in its administration and operations departments at its head office, approximately 50 persons in its administration and operations departments in Detroit and approximately 200 administrative and operations persons located in its branch offices.

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

Oppenheimer believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, Oppenheimer carries an insurance policy (a broker's blanket bond) covering loss or theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. This bond provides coverage of up to an aggregate of $15.0 million with self-insurance retention of $1.0 million. The Company’s businesses entail the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, the Company purchases insurance in amounts, and against risks, that the Company considers appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide the Company with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Oppenheimer to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

There is substantial commission discounting by broker-dealers competing for institutional and retail brokerage business. Full service firms  offer (to a limited degree) on-line trading services to their clients at substantial discounts to their regular pricing and these services are widely available through broker-dealers specializing in discount services (Discounters). Oppenheimer intends to compete in this area, but it is likely to reduce profitability per transaction, unless offset by higher transaction volume. The continuation of such discounting and an increase in the incidence thereof could adversely affect Oppenheimer. However, an increase in the use of discount brokerages could be beneficial to Freedom.

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

The NASD and NYSE Regulation have agreed to merge their activities by the end of 2007. The intent of this merger is to unify the regulations applicable to U.S. broker–dealers and reduce the costs associated with over-lapping and duplicative regulations. There can be no assurance that such an outcome will result from this merger.

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

Regulation NMS and Regulation SHO, passed in recent years, by the SEC and expected to be fully effective in 2007 will substantially effect the trading of equity securities and may impact the Company’s business. These regulations are intended to increase transparency in the markets and are likely to further reduce spreads and with competition from electronic marketplaces to reduce commission rates paid by institutional investors.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, in recent years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective. See Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

Oppenheimer elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.)  Under this alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $250 thousand, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

OTHER REQUIREMENTS

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At December 31, 2006, the Company was in compliance with the covenants. The effective interest rate on the Senior Secured Credit Note for the five months ended December 31, 2006 was 8.15%.

In accordance with the Senior Secured Credit Note, the Company and virtually all of its non-broker-dealer subsidiaries have provided guarantees to the lending group. These guarantees are supported by liens on substantially all of the assets of these non-broker-dealer subsidiaries.

In connection with the retirement of its Variable Rate Exchangeable Debentures (the “Debentures”), the Company has agreed to make a contingent payment to CIBC if, prior to December 31, 2007, the Company enters into an agreement for the sale of the majority of the Company’s Class A and Class B Shares. The amount of the contingent payment would be based on the price per share realized by the Company’s shareholders in any such transaction. The Company has made an estimate of the fair value of this contingent payment and will revalue it at the end of each reporting period. See note 7 to the consolidated financial statements, included in Item 8.

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

At December 31, 2006, the Company had an aggregate of approximately $1.8 billion of indebtedness. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its operations.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the NYSE, the NASD and the MSRB. The regulatory environment is also subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., the regulatory arm of the NASD, and NYSE Regulation Inc., which are the Company’s primary regulatory agencies. NASD Regulation, Inc. and NYSE Regulation Inc. adopt rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.

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

•

other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. See Item 1, under the caption “REGULATION” and Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Regulation”.

The Company may incur significant losses from trading and investment activities due to market fluctuations and volatility.

The Company generally maintains trading and investment positions in the equity and debt markets. To the extent that the Company owns equity assets, i.e., has long positions in those markets, a downturn in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that the Company has sold assets that it does not own, i.e., has short positions in any of those markets, an upturn in those markets could expose the Company to potentially unlimited losses as it attempts to cover its short positions by acquiring assets in a rising market.

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

During periods of unfavorable financial and economic conditions the number and size of the transactions in which the Company provides underwriting services, merger and acquisition consulting and other services are reduced. The Company’s investment banking revenues, in the form of financial advisory and underwriting fees, are directly related to the number and size of the transactions in which it participates and therefore may be adversely affected by a sustained downturn in the securities markets. Additionally, a downturn in market conditions may lead to a decline in the volume of transactions that the Company executes for its customers and, therefore, to a decline in the revenue the Company receives from commissions and principal transactions. If these adverse financial and economic conditions were to persist, the Company would incur a further decline in transactions and revenue that it receives from commissions and principal transactions. Management fees associated with the Company’s advisory business will decline with a decline in security prices.

The Company depends on its senior employees and the loss of their services could harm its business.

The Company’s success is dependent in large part upon the services of its senior executives and employees.  Any loss of service of the CEO may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. If the Company’s senior executives or employees terminate their employment with it and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected. The Company does not currently have employment agreements or non-competition agreements with any of its senior officers.

The Company faces significant competition for professional employees.

From time to time, individuals the Company employs may choose to leave to pursue other opportunities. The Company has experienced losses of financial advisors, and trading and investment banking professionals in the past, and the level of competition for key personnel remains intense. The Company cannot give assurances that the loss of key personnel will not occur again in the future. The loss of a financial adviser or a trading or investment banking professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company’s operating results.

The Company is subject to various risks associated with the securities industry.

As a securities broker-dealer, Oppenheimer is subject to uncertainties that are common in the securities industry. These uncertainties include:

•

the volatility of domestic and international financial, bond and stock markets;

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

The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot give assurances that its policies and procedures will effectively and accurately record and verify this information. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•

employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company;

•

employee theft and improper use of Company property;

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

Oppenheimer and Freedom are subject to the SEC’s Net Capital Rule which requires the maintenance of minimum net capital. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-1. At December 31, 2006, Oppenheimer had net capital of $161.3 million, which was $137.2 million in excess of the $24.1 million required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250 thousand or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2006, Freedom had net capital of $8.4 million, which was $8.1 million in excess of the $250 thousand required to be maintained at that date. The Net Capital Rule is designed to measure the general financial integrity and liquidity of a broker-dealer. In computing net capital, various adjustments are made to net worth which exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. The net capital rule requires that a broker-dealer maintain a certain minimum level of net capital. The particular levels vary in application depending upon the nature of the activity undertaken by a firm. Compliance with the Net Capital Rule limits those operations of broker-dealers which require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness such as subordinated debt as it matures. A significant operating loss or any charge against net capital could adversely affect the ability of a broker-dealer to expand or, depending on the magnitude of the loss or charge, maintain its then present level of business. The NASD and the NYSE may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, the NYSE or NASD may immediately restrict or suspend certain or all of the activities of a broker-dealer, including its ability to make markets.

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

The Company’s information systems may experience an interruption or breach in security.

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

The Company continually encounters technological change.

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

Risks associated with the Company’s stock.

The Company’s stock price can be volatile.

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

The Trading Volume In The Company’s Class A Shares Is Less Than That of Larger Financial Services Companies.

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

The Company issues two classes of stock.

The Company issues two classes of shares, Class A Shares and Class B voting shares. At December 31, 2006, there were 99,680 Class B voting shares outstanding compared to 12,834,682 Class A Shares. The voting power associated with the Class B voting shares will be effectively able to exercise control over all matters requiring shareholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. This voting power may have the effect of delaying or preventing a change in control of the Company. The controlling shareholder(s) may have potential conflicts of interest with other shareholders. See Item 4, “Submission of Matters to a Vote of Security Holders”.

Possible additional issuances will cause dilution

At December 31, 2006, the Company had 12,834,682 Class A Shares outstanding, outstanding employee stock options to purchase a total of 1,168,392 Class A Shares, as well as outstanding unvested stock awards granted for 104,264 Class A Shares. The Company is further authorized to issue up to 1,095,589 Class A Shares under share-based compensation plans, for which shareholder approval has already been obtained. If the Company issues additional shares, its other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. This office also serves as the base for most of Oppenheimer 's research, operations and trading and investment banking activities, although other offices also have employees who work in these areas. Investment advisory services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer 's New York office using the data processing facilities located there. The Company maintains an office in Detroit, Michigan, which among other things, houses its human resources department. Freedom conducts its business from its offices located in Edison, N.J. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2006, occupied office space totaling approximately 992,000 square feet in 84 locations under standard commercial terms expiring between 2007 and 2019. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

Pursuant to the Company's Articles of Incorporation, holders of Class A Shares, although not entitled to vote thereat, are entitled to receive notices of shareholders' meetings and to receive all informational documents required by law or otherwise to be provided to holders of Class B Shares. In addition, holders of Class A Shares are entitled to attend and speak at all meetings of shareholders, except class meetings not including the Class A Shares.

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

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2006 fiscal year.

The Company’s next Annual Meeting of Shareholders is scheduled to be held on Monday, May 14, 2007 in Toronto, Ontario, Canada.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY                      SECURITIES

(a) The Company's Class A Shares are listed and traded on the NYSE and the TSX (trading symbol “OPY”). The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B Shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Shares on the TSX and on the NYSE. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by the TSX and the NYSE.

Class A Shares:		TSX		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2006	1st Quarter	$25.25	$22.75	$21.70	$19.71
	2nd Quarter	$33.91	$24.15	$30.50	$20.74
	3rd Quarter	$36.00	$26.92	$31.50	$23.61
	4th Quarter	$40.50	$30.27	$36.24	$26.99

2005	1st Quarter	$31.25	$26.75	$25.50	$22.02
	2nd Quarter	$29.02	$23.50	$23.45	$19.28
	3rd Quarter	$26.57	$23.10	$21.67	$19.26
	4th Quarter	$24.48	$21.50	$20.19	$18.30

As at December 31, 2006, there were 1,272,656 Class A Shares underlying outstanding options and restricted share awards. Class A Shares underlying all vested options and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

(b) The following table sets forth information about the shareholders of the Company as at December 31, 2006 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada	4,195,238	33%	151
United States	8,638,830	67%	182
Other	614	-	6

Total issued and outstanding	12,834,682	100%	339

(1)

 The majority of Class A Shares are held by depositories and intermediaries.

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada (1)	97,821	98%	111
United States	1,731	2%	65
Other	128	-	3

Total issued and outstanding	99,680	100%	179

(1) The Company has been informed that 50,975 Class B Shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

(c ) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2006 and 2005 and the first quarter of 2007.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 27, 2005	February 11, 2005	February 25, 2005	$0.09
Quarterly	May 3, 2005	May 6, 2005	May 20, 2005	$0.09
Quarterly	July 26, 2005	August 19, 2005	August 19, 2005	$0.09
Quarterly	October 28, 2005	November 11, 2005	November 25, 2005	$0.09
Quarterly	January 26, 2006	February 10, 2006	February 24, 2006	$0.10
Quarterly	April 27, 2006	May 5, 2006	May 19, 2006	$0.10
Quarterly	July 27, 2006	August 4, 2006	August 18, 2006	$0.10
Quarterly	October 31, 2006	November 10, 2006	November 24, 2006	$0.10
Quarterly	January 25, 2007	February 9, 2007	February 23, 2007	$0.10

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and a 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), under which the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis.

The Company has an Employee Share Plan (“ESP”), under which the compensation and stock option committee of the board of directors of the Company may grant stock awards and restricted stock awards to key management employees of the Company and its subsidiaries resident in the U.S.A.

The Company’s share-based compensation plans are described in note 12 to the consolidated financial statements appearing in Item 8.

(e) Share Performance Graph

The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Shares, (2) the Standard & Poors 500 Index, and (3) the Standard & Poors / Toronto Stock Exchange Composite Index.

	2001	2002	2003	2004	2005	2006
Oppenheimer	100	90	136	76	80	169
S&P 500	100	77	126	109	103	114
S&P / TSX Composite	100	86	124	112	122	115

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

Normal Course Issuer Bid

On July 27, 2006, the Company announced that during the year commencing August 9, 2006 it intended to purchase up to 632,000 of its Class A Shares by way of a Normal Course Issuer Bid through the facilities of the TSX and/or the NYSE, representing approximately 5% of the outstanding Class A Shares. During the fourth quarter of 2006, the Company did not purchase any shares. The Company purchased 110,700 Class A Shares in fiscal 2006 at an average price of $20.37 per share pursuant to the current Normal Course Issuer Bid as well as pursuant to a Normal Course Issuer Bid that commenced on July 22, 2005 and terminated on July 21, 2006. All shares purchased by the Company pursuant to Normal Course Issuer Bids are cancelled. The Company may, at its option, apply to extend the program for an additional year.

The following table describes the purchases in fiscal 2006 of Class A Shares made by the Company pursuant to Normal Course Issuer Bids in effect from July 22, 2005 through July 21, 2006 for a maximum of 644,000 shares and then from August 9, 2006 through August 8, 2007 for a maximum of 632,000 shares.

Period	Total Number of Class A Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

February 2006	30,100	$20.31	30,100	183,100
March 2006	76,000	$20.35	106,100	153,000
April 2006	4,600	$21.17	110,700	148,400
August 2006	-	-	-	632,000

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2006. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included elsewhere in this annual report. In 2003, the Company purchased the Oppenheimer Divisions. The 2003 amounts include the assets and liabilities and operating results of the Private Client Division for the entire year and the assets and liabilities and operating results of the Asset Management Division as of and subsequent to June 4, 2003. In 2002, the Company purchased the business of BUYandHOLD Securities Corporation. The 2002 amounts include the assets and liabilities and operating results of BUYandHOLD as of and subsequent to the period after March 12, 2002. In 2001, the Company purchased Josephthal and Prime. See also Item 1, “BUSINESS” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

	2006	2005	2004	2003	2002
Revenue	$800,823	$679,746	$655,140	$689,993	$283,333
Net profit	$44,577	$22,916	$21,077	$28,696	$9,321
Net profit per share (1)
- basic	$3.50	$1.76	$1.58	$2.26	$0.75
- diluted	$2.76	$1.36	$1.24	$1.65	$0.73
Total assets	$2,160,090	$2,184,467	$1,806,199	$1,701,213	$1,031,226
Total liabilities	$1,801,049	$1,876,344	$1,499,316	$1,421,377	$783,590
Cash dividends per Class A
Share and Class B share	$0.40	$0.36	$0.36	$0.36	$0.36
Shareholders' equity	$359,041	$308,123	$306,883	$279,836	$247,636
Book value per share (1)	$27.76	$24.46	$22.91	$21.66	$19.82
Number of shares of capital stock outstanding	12,934,362	12,595,821	13,396,556	12,919,200	12,496,687

(1)

The Class A Shares and Class B Shares are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 83 offices in 21 states located throughout the United States and conducts business in 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2006 totaled approximately $58.7 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Evanston Financial Corporation is engaged in mortgage brokerage and servicing.  At December 31, 2006, client assets under management by the asset management groups totaled $15.5 billion. At December 31, 2006, the Company employed approximately 2,993 people full time, of whom approximately 1,980 were registered personnel, including approximately 1,231 financial advisors.

Critical Accounting Estimates

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

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash equivalents; deposits with brokers and clearing organizations; securities owned; securities sold but not yet purchased; and stock loan / stock borrow balances.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value, with the exception of notes receivable from employees, which are carried at cost.

Securities owned, including those pledged and securities sold, but not yet purchased are recorded at estimated fair value on the consolidated balance sheet using quoted market or dealer prices, where available, or third-party pricing services. Gains and losses are recorded in principal transaction revenue on the consolidated statements of income.

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

Financial instruments used for asset and liabilities management are recorded on the consolidated balance sheets at fair value based upon dealer quotes and third-party pricing services. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts (unsecured or partially secured receivables) from customers and are fully reserved.

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

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

Intangible Assets

Intangible assets arose upon the acquisition of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $2.0 million (which is net of accumulated amortization of $2.9 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2006 have been tested for impairment and it has been determined that no impairment has occurred.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp. (formerly First of Michigan Capital Corporation), Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2006 has been tested for impairment and it has been determined that no impairment has occurred.

Stock-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

Income Taxes

The Company estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Changes in Accounting Policies

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”. The Company recorded additional compensation expense for the year ended December 31, 2006 of $3.3 million with respect to its equity incentive plan. In prior years, the cost of stock options was presented on a pro forma basis in the notes to the consolidated financial statements. The Company has always recorded compensation expense with respect to its other share-based plans, although the method of computation of the expense has changed with the adoption of SFAS 123(R).

New Accounting Pronouncements

Recently adopted

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF Issue No. 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of adopting this guidance and expects that it will not have a significant impact on the Company’s consolidated balance sheet, results of operations and cash flows. The Company has estimated that a cumulative effect adjustment of approximately $500 thousand to $1.0 million will be recorded as a reduction to opening retained earnings to increase reserves related to uncertain tax positions, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

The U.S. economy continued to perform well during the year as financial conditions supported continued economic growth. Consumer spending and a strong labor market supported a 3.4% growth in GNP. However the economy’s rate of growth moderated as it approached the end of the year reflecting continued softness in the housing market and higher short-term interest rates. Financial markets responded positively to significant declines in oil and other commodity prices and modest improvements in the U.S. trade deficit. Despite weakness in the dollar against other currencies, the anticipation of continued strong earnings by corporations and an expectation of stable interest rates provided the impetus for strong equity gains in the final months of 2006.

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, had a significant impact on the Company’s financial results for the year ended December 31, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809 thousand in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group common shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax profit for the year ended December 31, 2006 reflect a net gain of approximately $13.7 million included in other revenue on the consolidated statement of income for the year ended December 31, 2006, related to the exchange of seats for cash and NYSE Group common shares. At December 31, 2006, the estimated fair value of the remaining NYSE Group common shares was approximately $6 million, net of valuation adjustment, which is included in securities owned on the consolidated balance sheet.

The Company’s pre-tax profit for the year ended December 31, 2006 includes a net gain of $4.1 million on the extinguishment of its variable rate exchangeable debentures (the “Debentures”). The Company retired $140.8 million of the Debentures on July 31, 2006 and the remaining $20.0 million on October 23, 2006. For the most part, this gain represents the difference between interest expensed by the Company since the issuance of the Debentures on January 6, 2003 at a 4.5% interest rate (the annual effective interest rate over the life of the Debentures) compared to the actual interest costs of 3% in 2003 and 4% thereafter until October 23, 2006.

Excluding the gains from both the NYSE Group common shares and the debt extinguishment, described above, the Company’s revenue for the year ended December 31, 2006 increased by 15% compared to revenue for the same period of 2005. The revenue increase for the year ended December 31, 2006 compared to the same period of 2005 came from higher transactional revenue from both private client and capital markets and increased fees from fee-based programs. Interest income for the full year was impacted by higher rates on customer debit balances and increased activity in the securities lending business. The Company’s performance for the year ended December 31, 2006 was positively impacted by its participation as general partner in various alternative investments that had significantly better performance in 2006 compared to 2005.

The Company’s expenses increased by approximately 13% for the year ended December 31, 2006 compared to the same period in 2005 primarily due to increased compensation and related costs as well as higher interest expense. Compensation expense tracks the trend in transactional revenue and includes the impact of the expensing of stock options since January 1, 2006. Interest expense tracks the increase in interest revenue and is the result of higher interest rates, increased stock loan activity in 2006 and higher debt carrying costs compared to 2005. As previously mentioned, on July 31, 2006, to retire the Debentures, the Company issued a Senior Secured Credit Note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the five months ended December 31, 2006, the effective interest rate on the Senior Secured Credit Note was 8.15% (compared to 4.5% on the retired Debentures).

Net profit and earnings per share for the years ended December 31, 2006 and 2005 include increased income tax provisions, which raised the effective tax rate to 44.6% and 45.0%, respectively, because of reserves established for matters identified during tax examinations dating back to 2003.

Interest rate changes impact the Company’s costs associated with carrying proprietary fixed income and equity inventories as well as its cost of borrowed funds. Interest rates were higher in the year ended December 31, 2006 compared to 2005. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

New rules relating to supervisory control processes (NASD (Rule 3013) and NYSE (Rule 342)) became effective during 2006. On March 31, 2006, the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) were required to certify that their companies have processes to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company will be required to make such a certification on an annual basis.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General (the “NYAG”), the NYSE, the NASD and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  On June 5, 2006, Oppenheimer received an invitation from the NYSE to make a “Wells Submission” (a formal response to a request from a regulator that describes why an action should not be brought) with respect to its activities as a broker-dealer and as a clearing firm in connection with allegedly improper market timing (not late trading) of mutual funds by several former employees.  Oppenheimer has filed a response with the NYSE.

 A few of its former financial advisors, working from a single branch office, engaged in activities that are the subject of the SEC's inquiry largely during the period before the Company acquired the U.S. Private Client Division of CIBC World Markets on January 3, 2003.

On January 31, 2007, the SEC instituted administrative proceedings against three former employees and a current employee who had a supervisory role with respect to those employees. The former financial advisors were charged with, among other things, violating the antifraud provisions of the securities laws. The current employee, a senior employee of Oppenheimer, was charged with aiding these violations and of failure to supervise the former financial advisors. The Company was not charged in these proceedings and continues to cooperate in the investigation of market timing activity by the NYSE discussed above. The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

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

Prior to the filing of the 2006 Complaint, the Company advised the NASD that it had reviewed the actual breakpoints applied for the period 2001 through 2005, a period longer than required by the NASD of similar member firms. The Company has returned to customers approximately $800,000 in breakpoint credits and revised and enhanced its procedures for determining applicable breakpoints. All amounts due to customers have been refunded.  The Company believes that the breakpoint survey matter was an industry-wide problem and that the Company has appropriately addressed in all respects the breakpoint issue with its clients.

The Company and Mr. Lowenthal are cooperating, have been cooperating and intend to continue to cooperate with all regulators and hope to reach a fair resolution of all outstanding regulatory issues. The Company has and continues to request an expedited adjudication of the matters in dispute.

In connection with a claim made by a client of the Company, on August 2, 2006, the Massachusetts Securities Division (the “MSD”) filed an administrative complaint against the Company's main operating subsidiary, Oppenheimer & Co. Inc., as well as a financial advisor formerly employed by Oppenheimer alleging that Oppenheimer violated the Massachusetts Uniform Securities Act by failing to provide reasonable supervision of the former financial advisor thereby allowing the former financial advisor to engage in unlawful activity in the State of Massachusetts.  The Company has filed an answer to the complaint and believes its supervision was reasonable and in accordance with industry standards.   The Company recently settled the client claim noted above.

In connection with the above matter, the MSD requested that Oppenheimer review and produce emails with respect to the former financial advisor and Oppenheimer’s supervision thereof.  As a result of this request, the MSD commenced an investigation into the responses made to it in connection with the retention and retrieval of emails. That investigation involves written responses by Oppenheimer provided to the MSD stating in substance that, at all times relevant to the underlying investigation, Oppenheimer had in place adequate systems to retain and preserve emails. Oppenheimer subsequently informed the MSD that, during the relevant period, one of its legacy email systems did not retain email in the required format and therefore some email may not have been retained. The MSD has stated in a letter to Oppenheimer that the investigation involves the false and/or misleading nature of the initial responses. The MSD has also informed Oppenheimer that it believes Oppenheimer has not been cooperating with the MSD’s investigation, a position with which Oppenheimer disagrees. The investigation, which is ongoing, also involves the supervision of the initial responses by senior management. It is possible that in addition to seeking monetary penalties, the MSD may seek to bring charges against individuals. While the Company continues to hope to reach a fair resolution of issues arising from this investigation and the pending administrative proceeding, there can be no assurance that it will be able to do so.

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

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. The Company may review additional acquisitions, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The year ended December 31, 2006 was the most successful year in the Company’s history measured by revenue, net profit, earnings per share and book value.   Markets were strong throughout the year, producing record revenues from transactional business from both private client and capital markets and increased fees from fee-based programs. Interest income for 2006 was impacted by higher rates on customer debit balances and increased activity in the securities lending business. In addition, the Company’s performance was positively impacted by its participation as general partner in various alternative investments that had significantly better performance in 2006 compared to 2005.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	2006	%	2005	%	2004	%

Commissions	$370,866	46%	$324,227	48%	$327,040	50%
Principal transactions, net	114,192	14%	101,016	15%	112,277	17%
Interest	108,336	14%	76,805	11%	45,418	7%
Investment banking	52,994	7%	49,533	7%	44,804	7%
Advisory fees	113,316	14%	111,946	16%	102,531	16%
Arbitration awards	-	-	-	-	3,900	-
Other	41,119	5%	16,219	2%	19,170	3%

Total revenue	$800,823	100%	$679,746	100%	$655,140	100%

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

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years. Amounts are expressed in thousands of dollars.

	Period to Period Change
	Increase (Decrease)
	2006 versus 2005		2005 versus 2004
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$46,639	+14%	$(2,813)	-1%
Principal transactions, net	13,176	+13%	(11,261)	-10%
Interest	31,531	+41%	31,387	+69%
Investment banking	3,461	+7%	4,729	+11%
Advisory fees	1,370	+1%	9,415	+9%
Arbitration awards	-	-	(3,900)	-100%
Other	24,900	+154%	(2,951)	-15%
Total revenue	121,077	+18%	24,606	+4%

	Period to Period Change
	Increase (Decrease)
	2006 versus 2005		2005 versus 2004
	Amount	Percentage	Amount	Percentage
Expenses -
Compensation and related expenses	52,298	+12%	(7,195)	-2%
Clearing and exchange fees	(1,278)	-7%	1,814	+12%
Communications and technology	3,335	+7%	(4,507)	-8%
Occupancy and equipment costs	1,904	+4%	(1,583)	-3%
Interest	23,131	+58%	19,800	+99%
Other	2,926	+5%	10,496	+21%
Total expenses	82,316	+13%	18,825	+3%

Profit before taxes	38,761	+93%	5,781	+16%
Income taxes	17,100	+91%	3,942	+27%
Net profit	$21,661	+95%	$1,839	+9%

Fiscal 2006 compared to Fiscal 2005

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2006, commission revenue increased by 14% compared to fiscal 2005 primarily as a result of strong investor activity in the markets throughout 2006. Included in commission income is that portion of fee-based revenue and performance fees generated within OAM that is allocated to Oppenheimer’s private client division to reflect that the Oppenheimer financial advisors provided the point of sale. Net revenue from principal transactions increased by 13% in the year ended December 31, 2006 compared to fiscal 2005 due to higher trading volumes in 2006 compared to 2005. Investment banking revenues increased 7% in the year ended December 31, 2006 compared with fiscal 2005 due to an increase in new issue and secondary issuance in 2006 compared to 2005 and the increase in the Company’s investment banking effort. Advisory fees increased by 1% for the year ended December 31, 2006 compared to fiscal 2005. Assets under management by the asset management group were $15.5 billion at December 31, 2006, compared to $11.0 billion at December 31, 2005, net of the December 5, 2005 expiration of the advisory contracts for the Asia Tigers Fund and India Fund. These two advisory contracts represented approximately $1.2 billion of assets managed at December 5, 2005. Performance fees earned by OAM as a result of participation as general partner in various alternative investments produced revenue of $7.3 million in 2006 compared to $2.2 million in 2005. Other revenue increased by 154% in the year ended December 31, 2006 compared to fiscal 2005 and includes $13.7 million relating to the NYSE Group transactions and $4.1 million relating to the gain on extinguishment of the Debentures. Both of these transactions are described above under Business Environment.

Interest

Net interest revenue (interest revenue less interest expense) increased 23% in the year ended December 31, 2006 compared to fiscal 2005. Interest expense tracks the increase in interest revenue and is the result of higher interest rates, increased stock loan activity and higher debt carrying costs in 2006 compared to 2005. As discussed above, to retire the Debentures, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the five months ended December 31, 2006, the effective interest rate on the Senior Secured Credit Note was 8.15% (compared to 4.5% on the retired Debentures).

Expenses, other than interest

Compensation and related expense increased by 12% in the year ended December 31, 2006 compared to fiscal 2005. Compensation expense has volume-related components and, therefore, will increase with the increased level of underlying business conducted in the year ended December 31, 2006, compared to fiscal 2005. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer Divisions. As a result of attrition, the amortization expense in fiscal 2006 was approximately $21.0 million compared to approximately $23.0 million in fiscal 2005. As of January 1, 2006, the Company adopted SFAS 123 (R), resulting in approximately $3.3 million of compensation expense for the year ended December 31, 2006 relating to the expensing of employee stock options. In prior periods, the Company provided pro forma disclosure of the impact of employee stock options in the notes to the consolidated financial statements. The cost of clearing and exchange fees decreased by 7% in the year ended December 31, 2006 compared to fiscal 2005. Part of the decrease can be attributed to the NYSE lowering its rates in August 2006. The cost of communications and technology increased 7% in the year ended December 31, 2006 compared to fiscal 2005. The increase is driven largely by the increased costs of external data services employed to support the increased level of business in 2006 compared to 2005. Occupancy and equipment costs increased 4% in fiscal 2006 compared to fiscal 2005. During 2006, the Company acquired new space and closed several branch locations. The rising costs of heat, light and power and maintenance were a factor in the comparative increase year over year.  Other expenses increased by 5% for the year ended December 31, 2006 compared to fiscal 2005. Included in other expense is approximately $5.0 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($4.0 million in 2005). General expenses, such as insurance costs, postage and out-of-town travel costs, increased in 2006 compared to 2005. Bad debt expense was unchanged in 2006 from the prior year.  Legal and settlement costs decreased by approximately $2.6 million (16%) in the year ended December 31, 2006 compared to 2005 reflecting a general reduction in legal and regulatory matters facing the Company and the level of reserves set up in prior years. The Company may incur additional such expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential regulatory and litigation costs.

Fiscal 2005 compared to Fiscal 2004

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2005, commission revenue decreased by 1% compared to fiscal 2004 primarily as a result of overall investor activity in the markets. Markets were relatively robust in the last two quarters of 2005, however, commission income for fiscal 2005 did not quite rise to the level achieved in 2004. Net revenue from principal transactions decreased by 10% in the year ended December 31, 2005 compared to fiscal 2004 due to the lack of volatility in the equity and fixed income markets as well as lower trading volumes for much of 2005 compared to 2004. Investment banking revenues increased 11% in the year ended December 31, 2005 compared with fiscal 2004 due to an increase in new issue and secondary issuance in 2005 compared to 2004 and the increased size of the Company’s investment banking effort. Advisory fees increased by 9% for the year ended December 31, 2005 compared to fiscal 2004. Assets under management by the asset management group were $11.0 billion at December 31, 2005, an increase from $10.3 billion at December 31, 2004, net of the December 5, 2005 expiration of the advisory contracts for the Asia Tigers Fund and India Fund. These two advisory contracts represented approximately $1.2 billion of assets managed at December 5, 2005. Other revenue decreased by 15% in the year ended December 31, 2005 compared to fiscal 2004.

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

Expenses, other than interest

Compensation expense decreased by 2% in the year ended December 31, 2005 compared to fiscal 2004. Compensation expense has volume-related components and, therefore, will decrease with the decreased level of commission business conducted in the year ended December 31, 2005, compared to fiscal 2004. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer Divisions, resulting in higher amortization levels beginning in the third quarter of 2003 which are expected to continue through most of 2006. That said, due to attrition, the amortization expense in fiscal 2005 was approximately $23.0 million compared to approximately $29.0 million in fiscal 2004. The cost of clearing and exchange fees increased by 12% in the year ended December 31, 2005 compared to fiscal 2004. The Company finds itself processing a larger number of trades due to the general growth of its business and the fractionalization of executions as a result of changes in the equity markets, incurring higher overall clearing and exchange fees in fiscal 2005 compared to fiscal 2004. The cost of communications and technology decreased 8% in the year ended December 31, 2005, compared to fiscal 2004. The level of investment in technology declined in 2005. The new contracts with vendors have reduced communications cost in fiscal 2005 compared to fiscal 2004. Occupancy costs decreased 3% in fiscal 2005 compared to fiscal 2004. The Company has continued to address its occupancy costs and has been successful in negotiating favorable leases resulting in reduced costs in fiscal 2005 compared to fiscal 2004. Other expenses increased by 21% for the year ended December 31, 2005 compared to fiscal 2004.  Included in other expenses in 2005 is approximately $17.0 million of fee expense paid to third party money managers by OAM ($14.0 million in 2004); approximately $4.0 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($3.8 million in 2004); approximately $17.0 million in regulatory settlement, litigation and legal costs ($6.0 million in 2004); a credit of approximately $400 thousand with respect to bad debt expense ($1.0 million credit in 2004) and a reduction in audit and accounting fees primarily due to the Company’s ability in 2005 to self-administer its Sarbanes-Oxley processes and procedures ($1.7 million in 2005 compared to $2.6 million in 2004). The Company continued to be affected by litigation and regulatory settlement costs in 2005. Much of the Company’s unfavorable litigation experience in the past several years arose from its acquisitions of Josephthal and Prime Charter in 2001. As stated above, the Company has been affected by regulatory settlement expenses in 2005 which primarily arose from the period in 2003 after the conversion of customer accounts following the acquisition of the private client business of CIBC World Markets Inc. The Company may incur additional such expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation losses.

Liquidity and Capital Resources

Total assets at December 31, 2006 decreased by less than 1% from December 31, 2005 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At December 31, 2006, $79.5 million of such borrowings were outstanding compared to outstanding borrowings of $139.7 million at

December 31, 2005. At December 31, 2006, the Company had available collateralized and uncollateralized letters of credit of $185.2 million.

In connection with the acquisition of the Oppenheimer Divisions from CIBC World Markets in January 2003, the Company arranged a credit facility in the amount of $50.0 million with CIBC. In January 2003, the Company borrowed $25.0 million under this facility and borrowed the balance in July 2003. The borrowings were used to finance broker retention notes and were repayable, together with interest, at the CIBC U.S. base rate plus 2% over five years or earlier if any broker notes become due earlier. The Company fully retired this credit facility in January 2006 out of internally generated funds and an increase in bank call loans.

Also in connection with the acquisition of the Oppenheimer Divisions from CIBC World Markets in January 2003, the Company issued a zero coupon promissory note in the amount of approximately $65.5 million. Note 7 to the consolidated financial statements contains a description of these instruments. The principal payments on the zero coupon promissory note are also being financed from internally generated funds. The Company believes that the necessary internally generated funds will be available to service these obligations from funds generated by normal operations, including funds generated by the acquired businesses.

In connection with the acquisition of the Oppenheimer Divisions from CIBC World Markets in January 2003, the Company issued Debentures in the amount of approximately $161.8 million. Note 7 to the consolidated financial statements contains a description of these instruments. As discussed above, the Debentures were retired ($140.8 million on July 31, 2006 and the remaining $20.0 million on October 23, 2006).  In order to finance the retirement of the Debentures, the Company issued a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million, employed internally available funds and increased bank call loans. The Senior Secured Credit Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. The Company estimates that, in April 2007, it will pay down principal of approximately $10.0 million pursuant to the excess cash flow computation.  In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At December 31, 2006, the Company was in compliance with the covenants.

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

Funding Risk

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2006	2005
Cash provided by (used in) operations	$118,449	$(89,734)
Cash used in investing activities	(7,272)	(4,589)
Cash (used in) provided by financing activities	(119,648)	92,946
Net (decrease) in cash and cash equivalents	$(8,471)	$(1,377)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2006, the Company did not purchase any Class A Shares pursuant to the Normal Course Issuer Bid.

During the fourth quarter of 2006, the Company issued 122,160 Class A Shares for a total consideration of $3.3 million related to employee exercises of options under the Company’s equity incentive plan.

On November 24, 2006, the Company paid cash dividends of U.S. $0.10 per Class A and Class B Share totaling $1.3 million from available cash on hand.

On January 25, 2007, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.10 per Class A and Class B Share payable on February 23, 2007 to shareholders of record on February 9, 2007.

The book value of the Company’s Class A and Class B Shares was $27.76 at December 31, 2006 compared to $24.46 at December 31, 2005, an increase of approximately 13%, based on total outstanding shares of 12,934,362 and 12,595,821, respectively.

The diluted weighted average number of Class A non-voting and Class B Shares outstanding for the year ended December, 2006 was 17,039,842 compared to 19,952,341 outstanding for the year ended December 31, 2005, a net decrease of 15% primarily due to the redemption, on July 31, 2006, of $140.8 million and on October 23, 2006, of the remaining $20.0 million, of the Company’s Debentures. The Debentures were exchangeable into approximately 6.9 million Class A Shares. The fourth quarter of 2006 represents the last quarterly period in which the Debentures had a dilutive impact on earnings per share.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 16 of the notes to the consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the 2003 acquisition of the Oppenheimer Divisions from CIBC World Markets, as well as debt assumed in 2006 to refinance the Debentures which were issued in 2003.

The following table sets forth these contractual and contingent commitments as at December 31, 2006. Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$153	$29	$50	$38	$36
Senior Secured Credit Note	124	12	2	2	108
Zero coupon promissory notes	15	4	4	2	5
Total	$292	$45	$56	$42	$149

Inflation

Because the assets of the Company's brokerage subsidiaries are highly liquid, and because securities inventories are carried at current market values, the impact of inflation generally is reflected in the financial statements. However, the rate of inflation affects the Company's costs relating to employee compensation, rent, communications and certain other operating costs, and such costs may not be recoverable in the level of commissions or fees charged. To the extent inflation results in rising interest rates and has other adverse effects upon the securities markets, it may adversely affect the Company's financial position and results of operations.

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, and (xiv) corporate governance issues. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

The Company’s principal business activities by their nature involve significant market, credit and other risks. The Company’s effectiveness in managing these risks is critical to its success and stability.

As part of its normal business operations, the Company engages in the trading of both fixed income and equity securities in both a proprietary and market-making capacity. The Company makes markets in over-the-counter equities in order to facilitate order flow and accommodate its institutional and retail customers. The Company also makes markets in municipal bonds, mortgage-backed securities, government bonds and high yield bonds and short term fixed income securities.

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

Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with regulatory requests has become increasingly problematic, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion in Item 7, under the caption “Regulatory Environment”.

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

At December 31, 2006 and 2005, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	-------------Fiscal 2006-------------			As at December 31,
	High	Low	Average	2006	2005

Equity price risk	$503	$267	$315	$308	$279
Interest rate risk	435	437	403	392	285
Commodity price risk	142	65	128	133	503
Diversification benefit	(662)	(411)	(456)	(502)	(634)
Total	$418	$359	$390	$331	$433

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2006 from those reported in 2005 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2006 compared to December 31, 2005. The Company’s portfolio as at December 31, 2006 includes approximately $14.9 million ($14.7 million in 2005) in corporate equities, which are co-related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge market risk in fiscal 2006 and 2005, including in connection with the Senior Secured Credit Note, which is described in note 16 of the Notes to the Consolidated Financial Statements. Such information is hereby incorporated by reference.  Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1, “Risk Management”.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Oppenheimer Holdings, Inc.:

We have completed integrated audits of Oppenheimer Holdings Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index  present fairly, in all material respects, the financial position of Oppenheimer  Holdings Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing on page 50, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 7, 2007

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2006	2005
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$23,542	$32,013
Cash and securities segregated for regulatory and
other purposes	45,035	31,327
Deposits with clearing organizations	11,355	14,240
Receivable from brokers and clearing organizations	643,914	527,490
Receivable from customers	979,350	1,117,214
Securities owned, including amounts pledged of
$1 million ($1 million in 2005), at market value	137,092	146,645
Notes receivable, net	52,340	59,874
Other	84,852	64,593
Office facilities, net	16,478	18,787
Intangible assets, net of amortization	33,660	34,395
Goodwill	132,472	137,889
	$2,160,090	$2,184,467

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (continued)
AS AT DECEMBER 31,
	2006	2005
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$57,641	$46,012
Bank call loans	79,500	139,700
Payable to brokers and clearing organizations	923,556	830,478
Payable to customers	384,881	473,212
Securities sold, but not yet purchased, at market value	7,315	9,786
Accrued compensation	116,235	87,040
Accounts payable and other liabilities	74,806	80,811
Income taxes payable	13,229	6,584
Bank loans	-	14,524
Zero coupon promissory note	14,576	22,822
Exchangeable debentures	-	160,822
Senior secured credit note	124,375	-
Deferred income tax, net	4,935	4,553
	1,801,049	1,876,344

Commitments and contingencies (note 13)

Shareholders' equity
Share capital
Class A non-voting shares (2006 - 12,834,682 shares issued 2005 –12,496,141 shares issued)	41,093	32,498
99,680 Class B voting shares issued	133	133
	41,226	32,631
Contributed capital	11,662	8,810
Retained earnings	306,153	266,682
	359,041	308,123
	$2,160,090	$2,184,467

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31,
	2006	2005	2004
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$370,866	$324,227	$327,040
Principal transactions, net	114,192	101,016	112,277
Interest	108,336	76,805	45,418
Investment banking	52,994	49,533	44,804
Advisory fees	113,316	111,946	102,531
Arbitration awards	-	-	3,900
Other	41,119	16,219	19,170
	800,823	679,746	655,140

EXPENSES:
Compensation and related expenses	473,350	421,052	428,247
Clearing and exchange fees	16,082	17,360	15,546
Communications and technology	54,099	50,764	55,271
Occupancy and equipment costs	50,512	48,608	50,191
Interest	62,867	39,736	19,936
Other	63,463	60,537	50,041
	720,373	638,057	619,232

Profit before income taxes	80,450	41,689	35,908

Income tax provision	35,873	18,773	14,831

NET PROFIT FOR YEAR	$44,577	$22,916	$21,077

Earnings per share
Basic	$3.50	$1.76	$1.58
Diluted	$2.76	$1.36	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2006	2005	2004
	(Expressed in thousands of dollars)
SHARE CAPITAL
Balance at beginning of year	$32,631	$49,637	$41,653
Issue of Class A Shares	10,850	2,629	11,104
Repurchase of Class A Shares for cancellation	(2,255)	(19,635)	(3,120)

Balance at end of year	$41,226	$32,631	$49,637

CONTRIBUTED CAPITAL
Balance at beginning of year	$8,810	$8,780	$5,966
Tax benefit from employee stock options exercised	315	30	2,814
Stock option expense	3,250	-	-
Deferred tax benefit from stock option expense	(713)	-	-

Balance at end of year	$11,662	$8,810	$8,780

RETAINED EARNINGS
Balance at beginning of year	$266,682	$248,466	$232,217
Net profit for year	44,577	22,916	21,077
Dividends paid ($0.40 per share; $0.36 per share in 2005 and 2004)	(5,106)	(4,700)	(4,828)

Balance at end of year	$306,153	$266,682	$248,466

Total Shareholders’ Equity	$359,041	$308,123	$306,883

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2006	2005	2004
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit for year	$44,577	$22,916	$21,077
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization of fixed asset and leasehold improvements	9,583	9,347	10,482
Deferred income tax	382	(3,975)	7,322
Tax benefit from employee options exercised	-	30	2,814
Amortization of notes receivable	20,676	23,141	29,174
Amortization of debt issuance costs	352	-	-
Amortization of intangible assets	735	735	735
Change in allowance for doubtful accounts	(200)	(2,035)	(3,100)
Stock option expense, net	2,537	-	-
Decrease (increase) in operating assets:
Cash and securities segregated for
regulatory and other purposes	(13,708)	(16,036)	(825)
Deposits with clearing organizations	2,885	2,766	852
Receivable from brokers and clearing organizations	(116,424)	(52,967)	(196,002)
Receivable from customers	138,064	(248,841)	48,384
Securities owned	9,553	(68,200)	16,778
Notes receivable	(13,142)	(12,945)	(1,325)
Other assets	(16,578)	(10,022)	(1,007)
Increase (decrease) in operating liabilities:
Drafts payable	11,629	(13,227)	(8,909)
Payable to brokers and clearing organizations	93,078	158,525	203,987
Payable to customers	(88,331)	89,512	(22,437)
Securities sold, but not yet purchased	(2,471)	(750)	(151)
Accrued compensation	29,195	13,954	(15,778)
Accounts payable and other liabilities	(6,005)	14,153	31,208
Income taxes payable	12,062	4,185	2,332
Cash provided by (used in) operating activities	118,449	(89,734)	125,611

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2006	2005	2004
(Expressed in thousands of dollars)
Cash flows from investing activities:
Purchase of office facilities	(7,272)	(4,589)	(10,219)
Cash used in investing activities	(7,272)	(4,589)	(10,219)

Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(5,106)	(4,700)	(4,828)
Issuance of Class A Shares	10,850	2,629	11,104
Tax benefit from employee stock
options exercised	315	-	-
Repurchase of Class A Shares for cancellation	(2,255)	(19,635)	(3,120)
Repayments of Zero coupon promissory notes	(8,246)	(12,556)	(15,497)
Redemption of variable rate exchangeable debentures	(160,822)	-	-
Issuance of senior secured credit note	125,000	-	-
Repayments of senior secured credit note	(625)	-	-
Debt issuance costs	(4,035)	-	-
Bank loan repayments	(14,524)	(10,119)	(15,012)
Increase (decrease) in bank call loans, net	(60,200)	137,327	(89,127)
Cash provided by (used in) financing	(119,648)	92,946	(116,480)
Net decrease in cash and cash equivalents	(8,471)	(1,377)	(1,088)
Cash and cash equivalents, beginning of year	32,013	33,390	34,478
Cash and cash equivalents, end of year	$23,542	$32,013	$33,390

The accompanying notes are an integral part of these consolidated financial statements

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2006

1. Summary of Significant Accounting Policies

Basis of Presentation

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, and Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer is a member of the New York Stock Exchange, the American Stock Exchange and several other regional exchanges in the United States.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s annual report on Form 10-K and in its annual report to shareholders. All material intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.  Since operations are predominantly based in the United States of America, these consolidated financial statements are presented in U.S. dollars.

Description of Business

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services, and investment advisory and asset management services.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for doubtful accounts, the outcome of legal and regulatory matters, the carrying amount of goodwill and other intangible assets, valuation of stock-based compensation plans, and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain areas in which estimates are a significant component of the amounts reported in the consolidated financial statements follows:

Financial Instruments

Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These include cash equivalents; deposits with brokers and clearing organizations; securities owned; securities sold but not yet purchased; and stock borrow / stock loan balances.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The Company's remaining financial instruments are generally short-term in nature, and their carrying values approximate fair value, with the exception of notes receivable from employees, which are carried at cost.

Securities owned, including those pledged and securities sold, but not yet purchased are recorded at estimated fair value on the consolidated balance sheet using quoted market or dealer prices, where available. Gains and losses are recorded in principal transactions on the consolidated statements of income.

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

Financial instruments used for asset and liabilities management are recorded on the consolidated balance sheets at fair value based upon dealer quotes and third-party pricing services. The Company utilizes interest rate swap agreements to manage interest rate risk of its Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts (unsecured or partially secured receivables) from customers and are fully reserved.

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

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

Intangible Assets

Intangible assets arose upon the acquisition of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $2.0 million (which is net of accumulated amortization of $2.9 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2006 have been tested for impairment and it has been determined that no impairment has occurred.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp. (formerly First of Michigan Corporation), Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2006 has been tested for impairment and it has been determined that no impairment has occurred. An immaterial adjustment was recorded to recognize a deferred tax asset related to the CIBC Deferred Compensation Plan that was purchased as part of the 2003 acquisition of the Oppenheimer Divisions. See further discussion in notes 10 and 12.

Stock-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

Income Taxes

The Company estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Revenue Recognition

Brokerage

Customers’ securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date. Related commission income and expense is recorded on a trade date basis. Included in commission income, for the year ended December 31, 2006, are approximately $78.1 million and $7.5 million of fee-based revenue and performance fees, respectively, generated within OAM that are allocated to Oppenheimer’s private client division to reflect that the Oppenheimer financial advisors provided the point of sale. The portion of these fee-based revenue and performance fees allocated to OAM of approximately $45.9 million and $7.2 million, respectively, are included in Advisory fees and Other Income, respectively.

Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased, are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in principal transactions, net in the period in which the change occurs.

Investment banking fees are recorded on offering date, sales concessions on trade date and other underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

Asset Management

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, performance fees are recognized in the consolidated statements of income when the measurement period ends. Asset management fees and performance fees are included in advisory fees in the consolidated statements of income. Assets under management are not included as assets of the Company.

Balance Sheet Items

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

Receivables From/Payables To Brokers and Clearing Organizations

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

Notes Receivable

The Company had notes receivable from employees of approximately $52.3 million at December 31, 2006. The notes are recorded in the consolidated balance sheet at face value of approximately $110.7 million less accumulated amortization and reserves of $50.5 million and $7.9 million, respectively, at December 31, 2006. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3-5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on their continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability.  Amortization of notes receivable is included in the statements of income in compensation and related expenses.

Office Facilities

Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of furniture, fixtures, and equipment is provided on a straight-line basis generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease.

Debt Issuance Costs

Debt issuance costs, included in other assets, from the issuance of the Senior Secured Credit Note are reported in the consolidated balance sheet as deferred charges and amortized using the interest method.  Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the Senior Secured Credit Note.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax balances are determined by applying the enacted tax rates applicable to the periods in which items will reverse.

Share-Based Payments

The Company has stock-based compensation plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) requires that share-based payments be accounted for at fair value. The Company commenced expensing stock-based compensation awards on January 1, 2006 using the ‘modified prospective method’.  Under that method, the provisions of SFAS No. 123(R) are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R).

For stock-based awards issued prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock compensation plans.  Accordingly, the Company did not recognize compensation expense for outstanding stock options. Under APB 25, compensation expense was not required to be recognized in the consolidated statement of income so long as the strike price of the options granted was equal to the market value on grant date. The pro-forma and earnings per share impact, using a fair-value-based calculation, was disclosed for awards issued prior to adoption of SFAS No. 123(R).

Interest Expense

Included in interest expense is interest on bank call loans, bank loans, the Senior Secured Credit Note, and the Variable Rate Exchangeable Debentures (“Debentures”), securities loaned, and customer credits.

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. The effective interest rate on the Senior Secured Credit Note for the five months ended December 31, 2006 was 8.15%. Interest expense for the five months ended December 31, 2006 was $4.3 million.

The Company redeemed $140.8 million of the Debentures on July 31, 2006 and the remaining $20.0 million on October 23, 2006.  During the period the Debentures were outstanding, interest expense was computed using the interest method. The interest method requires the application of the effective interest rate over the life of increasing rate debt instruments. The effective annual interest rate under the interest method of the Debentures was 4.5% over the life of the Debentures. The Company recorded a net gain on extinguishment of the Debentures of approximately $4.1 million included in other revenue on the consolidated statement of income for the year ended December 31, 2006. For the most part, this gain represents the difference between interest expensed by the Company since the issuance of the Debentures on January 6, 2003 at a 4.5% interest rate (the annual effective interest rate over the life of the Debentures) compared to the actual interest costs of 3% in 2003 and 4% thereafter until October 23, 2006. Interest expense for the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $7.4 million and $7.4 million, respectively, (of which $4.0 million, $6.5 million and $6.5 million, respectively, was paid on a cash basis).

New Accounting Pronouncements

Recently adopted

In June 2005, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” which requires a general partner(s) (or managing member(s) in the case of limited liability companies) to consolidate its partnerships or to provide limited partners with rights to remove the general partner(s) or to terminate the partnership.  The Company serves as a general partner for a number of asset management limited partnerships through OAM and, therefore, was required to adopt the provisions of EITF Issue No. 04-5 immediately for partnerships formed or modified after June 29, 2005. For partnerships formed on or before June 29, 2005 that were not modified, the Company was required to adopt EITF Issue No. 04-5 on January 1, 2006.  The adoption of EITF Issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued

In June 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of adopting this guidance and expects that it will not have a significant impact on the Company’s consolidated balance sheet, results of operations and cash flows. The Company has estimated that a cumulative effect adjustment of approximately $500 thousand to $1.0 million will be recorded as a reduction to opening retained earnings to increase reserves related to uncertain tax positions, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS No. 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company does not plan to early adopt SFAS No. 157. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements but does not expect the adoption of SFAS No. 157 to be material.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $27.2 million (2005 - $23.5 million) were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

Evanston and Oppenheimer Trust Company had client funds held in escrow totaling $17.8 million at December 31, 2006 (2005 -$7.8 million).

3. Receivable from and Payable to Brokers and Clearing Organizations

Amounts are expressed in thousands of dollars.

	As at December 31,
	2006	2005
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$529,854	$472,499
Securities failed to deliver	33,759	23,673
Omnibus accounts	18,490	16,136
Other	61,811	15,182
	$643,914	$527,490

	As at December 31,
	2006	2005
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$885,655	$794,353
Securities failed to receive	36,810	35,722
Clearing organizations and other	1,091	403
	$923,556	$830,478

4. Securities Owned and Securities Sold, but not yet Purchased (at Market Value)

Amounts are expressed in thousands of dollars.

	As at December 31,
	2006	2005
Securities owned consist of:
Corporate equities and warrants	$42,508	$35,895
Corporate and sovereign obligations	41,747	46,482
U.S. government and agency and state and municipal government obligations	49,974	61,590
Money market funds	1,969	2,655
Other	894	23
	$137,092	$146,645

	As at December 31,
	2006	2005
Securities sold, but not yet purchased consist of:
Corporate equities and warrants	$3,609	$4,685
Corporate obligations	2,336	3,722
U.S. government and agency and state and municipal government obligations and other	1,370	1,379
	$7,315	$9,786

Securities owned and Securities sold, but not yet purchased, consist of trading and investment securities at market values. Included in securities owned at December 31, 2006 are corporate equities with market values of approximately $14.9 million ($14.7 million in 2005), which are matched to deferred compensation liabilities to certain employees. See note 12 below for further discussion. At December 31, 2006, the Company had pledged securities owned of approximately $979.0 thousand ($1.0 million in 2005) as collateral to counterparties for securities loan transactions, which can be sold or repledged.

The New York Stock Exchange (“NYSE”)/Archipelago (collectively referred to as “NYSE Group”) merger, which took place in March 2006, had a significant impact on the Company’s financial results for the year ended December 31, 2006. Oppenheimer had been a member of the NYSE since 1880 and was the beneficial owner of three memberships (seats) carried at a cost of  $2.2 million. Pursuant to the plan of merger between NYSE and Archipelago, Oppenheimer surrendered its memberships in exchange for approximately $809 thousand in cash and 241,901 NYSE Group common shares, par value $0.01 per share, in the aggregate. In lieu of the rights conferred by membership, Oppenheimer purchased the rights to an annual renewable trading license. This license allows Oppenheimer continued physical and electronic access to the NYSE trading facilities. The NYSE Group common shares are subject to a three-year restriction on transfer, which were scheduled to expire in equal one-third installments in March 2007, 2008, and 2009.

On May 4, 2006, the Company sold 156,588 shares of NYSE Group (consisting of 80,635 and 75,953 NYSE Group common shares that were originally restricted until March 2007 and March 2008, respectively) at a price of $61.50 per share (before commission) as part of a secondary offering by NYSE Group shareholders. The Company’s pre-tax profit for the year ended December 31, 2006 reflects a net gain of $13.7 million included in other revenue on the consolidated statement of income for the year ended December 31, 2006, related to the exchange of seats for cash and NYSE Group common shares. At December 31, 2006, the estimated fair value of the remaining NYSE Group common shares was approximately $6.0 million, net of valuation adjustment, which is included in securities owned on the consolidated balance sheet.

5. Office Facilities

Amounts are expressed in thousands of dollars.

	December 31, ------------------------2006------------------------			December 31, 2005
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$51,817	$43,983	$7,834	$9,591
Leasehold improvements	24,828	16,184	8,644	9,196
	$76,645	$60,167	$16,478	$18,787

Depreciation and amortization expense, included in occupancy and equipment costs, was $9.6 million, $9.3 million and $10.5 million in the years ended December 31, 2006, 2005 and 2004, respectively.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 7% at December 31, 2006. These loans, collateralized by firm and customer securities (with market values of approximately $36.4 million and $182.0 million, respectively), at December 31, 2006 are primarily with two U.S. money center banks. Details of the bank call loans are as follows.

 Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2006	2005	2004
Year-end balance	$79,500	$139,700	$2,373
Weighted interest rate (at end of year)	5.703%	4.622%	2.6875%
Maximum balance (at any month end)	$238,500	$275,200	$121,700
Average amount outstanding (during the year) (1)	$131,050	$164,733	$50,083
Weighted average interest rate (during the year) (2)	5.33%	3.88%	1.59%

(1)

The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

(2)

The weighted average interest rate during the year was computed by taking a weighted average of the daily interest rates on the last day of each month.

Interest expense in 2006 on bank call loans was $7.5 million ($9.3 million in 2005 and $3.7 million in 2004) and $9.7 million ($8.7 million in 2005 and $3.7 million in 2004) was paid on a cash basis.

7. Long-Term Liabilities

Amounts are expressed in thousands of dollars.

Issued	Maturity Date	Interest Rate	December 31, 2006
Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$14,576
Less current portion			3,975
Long term portion of zero coupon promissory note			$10,601

Senior Secured Credit Note (b)	7/31/2013	8.15%	$124,375
Less: Current portion			1,250
Long term portion of Senior Secured Credit Note			$123,125

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due and are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The Company estimates that, in April 2007, it will pay down principal of approximately $10 million pursuant to the excess cash flow computation. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At December 31, 2006, the Company was in compliance with the covenants. The effective interest rate on the Senior Secured Credit Note for the five months ended December 31, 2006 was 8.15%. Interest expense for the five months ended December 31, 2006 was $4.3 million.

In accordance with the Senior Secured Credit Note, the Company and virtually all of its non broker-dealer subsidiaries have provided guarantees to the lending group. These guarantees are supported by liens on substantially all of the assets of these non broker-dealer subsidiaries.

Other

Bank Loans

Subject to a credit arrangement with Canadian Imperial Bank of Commerce (“CIBC”) dated January 2, 2003, the Company had borrowed $50.0 million dollars primarily to finance certain employee retention notes issued during 2003 in connection with the acquisition of the Oppenheimer Divisions. This debt was repaid in full in January 2006. Interest expense as well as interest paid on a cash basis for the year ended December 31, 2006 was $66 thousand ($1.6 million in 2005, of which $1.7 million was paid on a cash basis and $2.1 million in 2004, of which $2.2 million was paid on a cash basis).

Variable Rate Exchangeable Debentures (the “Debentures”)

As partial payment for the Oppenheimer Divisions on January 6, 2003, the Company issued Debentures in the aggregate amount of $160.8 million. The Debentures were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share and expired on January 2, 2013. On July 31, 2006 and October 23, 2006, the Company retired $140.8 million and $20.0 million, respectively, of the Debentures. See note 1 under the caption Interest Expense.

In connection with the retirement of the Debentures, the Company has agreed to make a contingent payment to CIBC if, prior to December 31, 2007, the Company enters into an agreement for the sale of the majority of the Company’s Class A and Class B Shares. The amount of the contingent payment would be based on the price per share realized by the Company’s shareholders in any such transaction. The Company has made an estimate of the fair value of this contingent payment and will revalue it at the end of each reporting period.

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

The Company's issued and outstanding share capital is as follows (no first preference shares have been issued).

Amounts are expressed in thousands of dollars.

	As at December 31,
	2006	2005	2004
12,834,682 (12,496,141 in 2005 and 13,296,876 in 2004) Class A Shares	$41,093	$32,498	$49,504
99,680 Class B Shares	133	133	133

	$41,226	$32,631	$49,637

The following table reflects changes in the number of Class A Shares outstanding for the years indicated.

	2006	2005	2004

Class A Shares outstanding, beginning of year	12,496,141	13,296,876	12,819,520
Issued to Oppenheimer & Co. Inc. 401(k) Plan	104,725	64,176	75,137
Issued pursuant to share compensation plans	344,516	51,357	534,319
Repurchased and cancelled pursuant to the issuer bid	(110,700)	(916,268)	(132,100)

Class A Shares outstanding, end of year	12,834,682	12,496,141	13,296,876

Share-based compensation plans are described in note 12.

Issuer Bid

During the 12-month period that commenced on August 9, 2006, the Company may purchase up to 632,000 Class A Shares by way of a Normal Course Issuer Bid (“Issuer Bid”) through the facilities of the Toronto Stock Exchange and/or the New York Stock Exchange. At December 31, 2006, the Company may purchase up to 632,000 Class A Shares under the current Issuer Bid. All shares purchased pursuant to Issuer Bids are cancelled.

Amounts are expressed in thousands of dollars, except per share amounts.

	2006	2005	2004

Class A Shares purchased and cancelled pursuant to an Issuer Bid	110,700	916,268	132,100
Total consideration	$2,255	$19,635	$3,120
Average price per share	$20.37	$21.43	$23.62

Dividends

In 2006, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.36 in 2005 and 2004):

Dividend per share

Record Date

Payment Date

$0.10

February 10, 2006

February 24, 2006

$0.10

May 5, 2006

May 19, 2006

$0.10

August 4, 2006

August 18, 2006

$0.10

November 10, 2006

November 24, 2006

9. Contributed Capital

Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised, and since January 1, 2006, includes the tax-effected impact of expensing stock options in accordance with SFAS 123(R). See note 12 below for further discussion.

10. Income Taxes

The income tax provision shown in the consolidated statements of income is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows:

	Year ended December 31,
	2006	2005	2004

U.S. federal statutory income tax rate	35%	35%	35%

U.S. state and local income taxes, net of U.S. federal
income tax benefits	8.1%	5.6%	6.6%
Tax exempt income, including dividends	-0.6%	-1.3%	-1.0%
Business promotion and other non-deductible expenses	-	3.1%	1.6%
Other (1)	2.1%	2.6%	-0.9%

Effective income tax rate	44.6%	45.0%	41.3%

(1) In 2005 and 2006, other primarily includes the effect of tax authority audits.

Income taxes included in the consolidated statements of income represent the following:

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2006	2005	2004
Current:
U.S. federal tax	$25,852	$12,005	$18,263
State and local tax	9,047	2,793	5,951
	34,899	14,798	24,214
Deferred:
U.S. federal tax	919	3,312	(7,077)
State and local tax	55	663	(2,306)
	974	3,975	(9,383)
	$35,873	$18,773	$14,831

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

Amounts are expressed in thousands of dollars.

	December 31,
	2006	2005
Deferred tax assets:
Employee deferred compensation plans	$9,443	$5,927
Allowance for doubtful accounts	234	363
Reserve for litigation and legal fees	5,567	6,825
Interest method on exchangeable debentures	-	1,695
Investment in partnerships	-	1,414
Difference between book and tax depreciation	858	-
Other	4,911	1,656
Total deferred tax assets	$21,013	$17,880

Deferred tax liabilities:
Section 197 amortization of goodwill	$16,916	$13,306
Involuntary conversion	6,891	6,891
Investment in partnerships	569	-
Gain on NYSE Group shares	1,572	-
Difference between book and tax depreciation	-	2,236
Total deferred tax liabilities	$25,948	$22,433

Deferred income tax, net	$(4,935)	$(4,553)

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

An immaterial adjustment was recorded to recognize a deferred tax asset related to the CIBC Deferred Compensation Plan that was purchased as part of the 2003 acquisition of the Oppenheimer Divisions.  The adjustment impacted the balance sheet only as a reduction to goodwill and income taxes payable in the amount of $5.4 million.

On a cash basis, the Company paid income taxes for the years ended December 31, 2006, 2005 and 2004 in the amounts of $23.4 million, $14.4 million and $10.7 million, respectively.

11. Earnings Per Share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of Debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except per share amounts.

	2006	2005	2004
Basic weighted average number of shares outstanding	12,749,712	13,020,341	13,365,453
Net effect, if converted method	4,224,651	6,932,000	6,932,000
Net effect, treasury method	65,479	-	100,916
Diluted common shares (1)	17,039,842	19,952,341	20,398,369

	2006	2005	2004

Net profit, as reported	$44,577	$22,916	$21,077
Effect of dilutive exchangeable debentures	2,454	4,256	4,267
Net profit available to shareholders and assumed conversions	$47,031	$27,172	$25,344

Basic earnings per share	$3.50	$1.76	$1.58
Diluted earnings per share	$2.76	$1.36	$1.24

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
	2006	2005	2004
Number of antidilutive options and restricted shares, for the period	1,024,414	1,746,475	739,116

12. Employee Compensation Plans

Share-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires share-based payment awards to be accounted for at fair value. Under SFAS No. 123(R), share-based compensation awards that require future service (i.e., are subject to a vesting schedule) are amortized over the relevant service period. The Company adopted SFAS No. 123(R) under the ‘modified prospective method’. Under that method, the provisions of SFAS No. 123(R) are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R).

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate is reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected term, the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards as of January 1, 2006 as well as awards granted during the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2006	2005	2004	2003	2002	2001

Expected term (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	26.57%	23.50%	21.08%	22.61%	27.49%	28.43%
Risk-free interest rate (3)	4.51%	3.89%	3.01%	2.92%	4.10%	4.78%
Actual dividends (4)	$0.38	$0.36	$0.36	$0.36	$0.36	$0.36

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

The Company did not recognize compensation expense for outstanding stock options during the years ended December 31, 2005 and 2004. Under APB 25, compensation expense was not required to be recognized in the consolidated statement of income so long as the strike price of the options granted was equal to the market value on grant date. The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation under SFAS No. 123 with respect to stock options granted prior to January 1, 2006. Amounts are expressed in thousands of dollars except per share amounts.

	Year ended December 31,
	2005	2004

Net profit, as reported	$22,916	$21,077
Stock-based compensation expense that would have been reported in net profit if the fair value provisions of SFAS No. 123 (R) had been applied to all awards	1,526	1,561
Pro forma net profit	$21,390	$19,516

Basic profit per share, as reported	$1.76	$1.58
Diluted profit per share, as reported	$1.36	$1.24

Pro forma basic profit per share	$1.64	$1.46
Pro forma diluted profit per share	$1.29	$1.17

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the compensation and stock option committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted beginning after two years and become fully vested after 4.5 years. At December 31, 2006, the number of Class A Shares available under the EIP, but not yet awarded, is 1,095,589, of which 300,000 are being allocated for future issuance to the Oppenheimer & Co. Inc. 401(k) Plan.

Stock option activity under the EIP since January 1, 2005 is summarized as follows:

	Year ended December 31, 2006		Year ended December 31, 2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of period	1,775,641	$27.04	1,659,370	$27.19
Options granted	43,632	$23.04	231,798	$23.38
Options exercised	(284,075)	$26.36	(51,357)	$19.48
Options forfeited or expired	(366,806)	$24.27	(64,170)	$20.93
Options outstanding, end of period	1,168,392	$27.93	1,775,641	$27.04
Options vested, end of period	368,967	$27.99	622,107	$24.98
Weighted average fair value of options granted	$6.26	-	-	-

The aggregate intrinsic value of options outstanding as of December 31, 2006 was approximately $6.4 million. The intrinsic value of options vested as at December 31, 2006 was approximately $2.0 million.

The following table summarizes stock options outstanding and exercisable as at December 31, 2006.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.99 - $25.00	538,846	2.05 years	$23.54	141,250	$24.08
$25.01 - $33.80	629,546	1.94 years	$31.69	227,717	$30.41

$19.99 - $33.80	1,168,392	1.85 years	$27.93	368,967	$27.99

The following table summarizes the status of the Company’s non-vested options since December 31, 2005.

	Year ended December 31, 2006
	Number of Options	Weighted average fair value

Non-vested beginning of period	1,153,534	$5.44
Granted	43,632	$6.26
Vested	(336,231)	$6.76
Forfeited or expired	(61,510)	$6.19
Non-vested end of period	799,425	$6.21

In the year ended December 31, 2006, the Company has included approximately $3.3 million of compensation expense in its consolidated statement of income relating to the expensing of stock options.

As of December 31, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.85 years.

On January 25, 2007, options on 4,103 Class A Shares were awarded to Oppenheimer employees related to fiscal 2006 performance. These options will be expensed over 4.5 years (the vesting period) beginning January 1, 2007.

Stock Appreciation Rights

The Company has awarded Oppenheimer stock appreciation rights (“OARs”) to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. These awards are granted once per year in January with respect to the prior year’s production. The OARs vest five years from grant date and will be settled in cash at vesting. Effective January 1, 2006, with the adoption of SFAS 123(R), OARs are being accounted for as liability awards and are being revalued on a monthly basis. The adjusted liability is being amortized on a straight-line basis over the vesting period.

The fair value of each OARs award was estimated as at December 31, 2006 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2006
January 10, 2003	96,910	$24.94	1 year	$10.72
January 13, 2004	154,850	$32.78	2 years	$8.74
January 13, 2005	251,960	$24.53	3 years	$14.22
January 13, 2006	282,880	$20.53	4 years	$17.37
Total	786,600
Total weighted average values		$24.77	2.92 years	$13.84

At December 31, 2006, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding at December 31, 2006 was approximately $6.8 million. In the year ended December 31, 2006, the Company included approximately $2.5 million ($617 thousand in 2005 and $354 thousand in 2004) of compensation expense in its consolidated statement of income relating to OARs awards. The cumulative liability related to the OARs was approximately $3.7 million at December 31, 2006.

As of December 31, 2006, there was approximately $6.3 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.92 years.

On January 12, 2007, 404,750 OARs were awarded to Oppenheimer employees related to fiscal 2006 performance. These OARs will be expensed over 5 years (the vesting period) beginning January 1, 2007.

Employee Share Plan

On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries resident in the U.S.A. to attract, retain and provide incentives to key management employees. The compensation and stock option committee of the board of directors of the Company may grant stock awards and restricted stock awards pursuant to the ESP. Effective January 1, 2006, with the adoption of SFAS 123(R), ESP awards are being accounted for as equity awards and are valued at grant date fair value.

The Company has awarded restricted Class A Shares to certain employees as part of their compensation package pursuant to the ESP. These awards are granted from time to time throughout the year based upon the recommendation of the compensation and stock option committee of the board of directors of the Company. These ESP awards are priced at fair value on the date of grant and typically require the completion of a service period (determined by the Compensation Committee). Dividends may or may not accrue during the service period, depending on the terms of individual ESP awards.

The following table summarizes the status of the Company’s non-vested ESP awards since December 31, 2005.

	Number of Class A Shares subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of period	41,738	$19.62	1.53 years
Granted	91,857	$24.02	2.42 years
Vested	(29,331)	$20.10	-
Forfeited or expired	-	-	-
Non-vested end of period	104,264	$23.36	2.32 years

At December 31, 2006, all outstanding ESP awards were unvested. The aggregate intrinsic value of ESP awards outstanding at December 31, 2006 was approximately $3.5 million. In the year ended December 31, 2006, the Company included approximately $957 thousand

($38 thousand in 2005) of compensation expense in its consolidated statement of income relating to ESP awards.

As of December 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.32 years.

On January 5, 2007, under the ESP, the Company issued 46,636 Class A Shares to certain Oppenheimer employees who had elected to take a portion of their year-end bonus in Class A Shares in lieu of cash. The cost of these shares (priced at market on January 5, 2007) is included in compensation and related expenses in the consolidated statements of income for the year ended December 31, 2006.  In addition, on January 5, 2007, 6,996 restricted Class A Shares were awarded to Oppenheimer employees under the ESP related to fiscal 2006. These restricted shares will be expensed over 3 years (the vesting period) beginning January 1, 2007.

Other Stock-Related Compensation Awards

In 2003, the Company awarded 31,110 Class A Shares (priced at $22.50 per share) to certain employees, which vested on January 3, 2006. The liability was recognized over the vesting period.

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $15,000, $14,000 and $13,000 per annum in 2006, 2005 and 2004, respectively. The Company made contributions to the 401(k) Plan of $4.5 million, $4.0 million and $3.2 million in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Program

Old Michigan Corp. (formerly First of Michigan Corporation) sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former officers additional retirement benefits. Payments under the SERP were $267,000, $267,000 and $300,000 in 2006, 2005 and 2004, respectively. At December 31, 2006, benefits payable under the SERP were approximately $449,000.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2006 of approximately $6.8 million ($5.1 million in 2005 and $1.4 million in 2004). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2006, the Company’s liability with respect to the EDCP and DIP totaled $15.1 million and is included in accrued compensation on the consolidated balance sheet as at December 31, 2006.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose. At December 31, 2006, the Company’s liability with respect to this plan totaled $14.9 million. See further discussion in note 4 above.

The total amount expensed in 2006 for the Company’s deferred compensation plans was $6.1 million ($2.7 million in 2005 and $3.1 million in 2004).

13. Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2006 are as follows:

Amounts are expressed in thousands of dollars.

2007	$28,696
2008	26,791
2009	22,909
2010	21,057
2011	17,827
2012 and thereafter	36,208
Total	$153,488

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2006, 2005 and 2004 was $33.3 million,  $33.3 million and $32.5 million, respectively.

At December 31, 2006, the Company had collateralized and uncollateralized letters of credit for $185.2 million in favor of Options Clearing Corporation. Collateral for these letters of credit include marketable customer securities of approximately $254.3 million pledged to two financial institutions.

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

14.  Regulatory Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2006, Oppenheimer had net capital of $161.3 million, which was $137.2 million in excess of the $24.1 million required to be maintained at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250 thousand or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2006, Freedom had net capital of $8.4 million, which was $8.1 million in excess of the $250 thousand required to be maintained at that date. At December 31, 2006, Oppenheimer and Freedom had $14.8 million and $12.4 million, respectively, in cash and securities segregated under Federal and other regulations. Oppenheimer Trust Company is subject to regulation by the New Jersey Department of Banking.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2006. The Company had no deposit requirements as of December 31, 2006.

15. Collateralized Transactions

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

Securities Lending

The Company has received collateral of approximately $510.7 million under securities borrow agreements of which the Company has repledged approximately $393.7 million as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from three major U.S. broker-dealers totaling $233.9 million.

Bank Call Loans

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  See further discussion in note 6 above.

Margin Lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At December 31, 2006, the Company had approximately $1.5 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $456.1 million under securities loan agreements and approximately $182.0 million with respect to bank call loans.

Included in receivable from customers is a receivable from one customer in the amount of $62.4 million which is collateralized with fixed income securities in the amount of $90.7 million, which mitigates the credit risk.

Securities owned

The Company pledges its securities owned to collateralize securities lending and bank call loan transactions.  Pledged securities that can be sold or repledged by the secured party are identified as “Securities owned including amounts pledged” on the consolidated balance sheets. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $36.4 million as at December 31, 2006 ($53.2 million as at December 31, 2005).

16. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. See discussion in note 15 above.

Interest Rate Swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.  The effective portion of the loss on the interest rate swaps was approximately $757 thousand as of December 31, 2006.

 Information on these swaps is summarized in the following table:

Amounts are expressed in thousands of dollars.

	December 31,
	2006	2005
Notional principal amount	$99,000	-
Weighted-average variable interest rate	-	-
Weighted-average fixed interest rate	5.45%	-
Weighted-average maturity	1.4 years	-

Mortgage-Backed Securities TBAs

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the consolidated statement of income as principal transactions revenue. The credit risk for TBAs is limited to the unrealized market valuation gains recorded in the consolidated balance sheets. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.

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

The table below summarizes the notional amounts of TBAs and fair values (carrying amounts) of the related assets and liabilities and presents the fair values of the Company’s financial instruments with off-balance sheet risk which are included in receivables from brokers and clearing organizations and payables to brokers and clearing organizations.

Amounts are expressed in thousands of dollars.

	December 31, 2006			December 31, 2005
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$ 99,000	$ -	$ 758	$ -	$ -	$ -
U.S. Treasury futures	42,800	614	-	40,900	-	45
High Grade Copper Futures	-	-	-	1,600	-	41
Purchase of TBAs	65,876	463	-	43,281	334	-
Sale of TBAs	66,989	-	78	41,459	-	7
Total	$274,665	$1,077	$836	$127,240	$334	$93

Clearing Arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2006, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

Other

The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyds for losses incurred by Lloyds under the excess SIPC policy.

17. Segment Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 83 branches in 21 U.S. states and 2 offices in Latin America through local broker dealers and Freedom, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities, as well as arbitration awards; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and operating income (profit before income taxes) of the Company for the years ended December 31, 2006, 2005 and 2004. The Company’s business is predominantly in the U.S.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2006	2005	2004
Revenue:
Private Client	$593,896	$511,784	$502,547
Capital Markets	124,375	101,237	95,213
Asset Management **	59,237	61,468	52,438
Other *	23,315	5,257	4,942

Total	$800,823	$679,746	$655,140

Operating Income:
Private Client	$52,146	$26,884	$17,492
Capital Markets	11,547	11,167	15,839
Asset Management	3,832	4,629	1,013
Other *	12,925	(991)	1,564

Total	$80,450	$41,689	$35,908

* Other revenue and other operating income include approximately $13.7 million relating to the NYSE Group transactions and a gain upon extinguishment of the Company’s Debentures of approximately $4.1 million.

** OAM earned performance fees of approximately $7.3 million in 2006 compared to  $2.2 million in 2005 and $1.4 million in 2004. These fees are based on participation as general partner in various alternative investments.

18. Related-Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

19. Subsequent Events

On January 25, 2007, a cash dividend of U.S. $0.10 per share (totaling $1.3 million) was declared payable on February 23, 2007 to Class A non-voting and Class B shareholders of record on February 9, 2007.

20. Quarterly Information (unaudited)

Amounts are expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2006	Fourth	Third	Second	First	Total

Revenue	$218,286	$188,463	$193,024	$201,050	$800,823
Profit before taxes	$21,970	$13,274	$15,795	$29,411	$80,450
Net profit	$10,550	$7,673	$9,137	$17,217	$44,577
Earnings per share:
Basic	$0.82	$0.60	$0.72	$1.36	$3.50
Diluted	$0.80	$0.51	$0.52	$0.93	$2.76

Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.40

Market price of Class A Shares:
High	$36.24	$31.50	$30.50	$21.70	$36.24
Low	$26.99	$23.61	$20.74	$19.71	$19.71

	Fiscal Quarters
Year ended December 31, 2005	Fourth	Third	Second	First	Total

Revenue	$185,309	$171,262	$165,929	$157,246	$679,746
Profit before taxes	$15,215	$11,440	$8,543	$6,491	$41,689
Net profit	$7,738	$6,618	$4,795	$3,765	$22,916

Earnings per share:
Basic	$0.59	$0.51	$0.36	$0.28	$1.76
Diluted	$0.44	$0.38	$0.29	$0.24	$1.36

Dividends per share	$0.09	$0.09	$0.09	$0.09	$0.36

Market price of Class A Shares:
High	$20.19	$21.67	$23.45	$25.25	$25.25
Low	$18.30	$19.26	$21.62	$22.02	$18.30

The price quotations above were obtained from the New York Stock Exchange web site.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

As of December 31, 2006, Oppenheimer’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about the Company required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 25, 2006 with respect to fiscal 2005.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained under the caption “Election of Directors” in our definitive Management Proxy Circular for the 2007 Annual and Special Meeting of Shareholders to be held May 14, 2007. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) of the Securities Act of 1934” in that proxy statement. That information is incorporated herein by reference to the Management Proxy Circular.

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

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. This document can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Compensation and Other Matters” in our definitive Management Proxy Circular for the 2007 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive Management Proxy Circular for the 2007 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Management Proxy Circular for the 2007 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Auditors” in our definitive Management Proxy Circular for the 2007 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 8 (pages 49-86)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 92-94)

(b)		Exhibits
See the Exhibit Index included hereinafter on pages 92-94

(c)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th day of March, 2007.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates below indicated.

Signature	Title	Date

/s/ J.L. Bitove	Director	March 7, 2007
J.L. Bitove

/s/ R. Crystal	Director	March 7, 2007
R. Crystal

/s/ A.G. Lowenthal	Chairman, Chief Executive	March 7, 2007
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 7, 2007
K.W. McArthur

/s/ A.W. Oughtred	Secretary, Director	March 7, 2007
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 7, 2007
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	March 7, 2007
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

3 (a)	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
3(b)	By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
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

10(p)

Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to the Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10(q)

Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and the Canadian Imperial Bank of Commerce.  (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10(r)

Senior Secured Credit Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and syndication agent, and Morgan Stanley & Co. Incorporated, as collateral agent.  (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10(s)

Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

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