Form 10-Q
period 2007-03-31
OPPENHEIMER HOLDINGS INC
filed 2007-05-09
CIK 791963

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on April 30, 2007 was 13,115,936 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART 1

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2007	2006
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$22,060	$23,542
Cash and securities segregated under regulatory
and other purposes	45,965	45,035
Deposits with clearing organizations	14,522	11,355
Receivable from brokers and clearing organizations	606,710	643,914
Receivable from customers	905,238	979,350
Securities owned including amounts pledged of
$800 thousand ($979 thousand in 2006),
at market value	117,043	137,092
Notes receivable, net	49,909	52,340
Office facilities, net	15,149	16,478
Intangible assets, net of amortization	33,476	33,660
Goodwill	132,472	132,472
Other	78,620	84,852

	$2,021,164	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2007	2006
Expressed in thousands of dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$48,222	$57,641
Bank call loans	9,300	79,500
Payable to brokers and clearing organizations	901,923	923,556
Payable to customers	362,761	384,881
Securities sold, but not yet purchased, at
market value	6,188	7,315
Accrued compensation	75,273	116,235
Accounts payable and other liabilities	86,147	74,806
Income taxes payable	10,125	13,229
Zero coupon promissory note	13,194	14,576
Senior secured credit note	124,063	124,375
Deferred income tax, net	3,052	4,935
	1,640,248	1,801,049

Shareholders' equity
Share capital
2007 – 13,078,699 Class A non-voting shares
(2006 – 12,834,682 shares)	48,263	41,093
99,680 Class B voting shares	133	133
	48,396	41,226
Contributed capital	12,233	11,662
Retained earnings	320,803	306,153
Accumulated other comprehensive loss	(516)	-
	380,916	359,041

	$2,021,164	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
	2007	2006
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$87,560	$93,662
Principal transactions, net	8,516	11,176
Interest	29,058	26,171
Investment banking	33,391	11,967
Advisory fees	49,437	40,506
Other	6,154	17,568
	214,116	201,050

EXPENSES:
Compensation and related expenses	124,629	112,087
Clearing and exchange fees	3,582	4,843
Communications and technology	13,503	12,345
Occupancy and equipment costs	12,266	12,571
Interest	14,848	14,327
Other	17,106	15,466
	185,934	171,639
Profit before income taxes	28,182	29,411
Income tax provision	11,392	12,194
NET PROFIT FOR THE PERIOD	$16,790	$17,217
Other comprehensive loss, net of tax:
Change in cash flow hedges (net of tax benefit of $375)	(516)	-
COMPREHENSIVE INCOME FOR THE PERIOD	$16,274	$17,217

Earnings per share:
Basic	$1.28	$1.36
Diluted	$1.26	$0.93

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit for the period	$16,790	$17,217
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	2,331	2,251
Deferred income tax	(1,883)	5,167
Amortization of notes receivable	4,548	5,297
Amortization of debt issuance costs	176	-
Amortization of intangibles	183	183
Provision for doubtful accounts	3	24
Stock option expense, net	448	914
Employee share plan issuance	1,550	-
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other regulations	(930)	(5,955)
Deposits with clearing organizations	(3,167)	1,349
Receivable from brokers and clearing organizations	37,204	(3,121)
Receivable from customers	74,109	(56,727)
Securities owned	20,049	(5,992)
Notes receivable	(2,117)	(4,914)
Other assets	6,058	22,492
Increase (decrease) in operating liabilities:
Drafts Payable	(9,419)	8,722
Payable to brokers and clearing organizations	(22,149)	128,878
Payable to customers	(22,120)	(158,457)
Securities sold, but not yet purchased	(1,127)	(1,032)
Accrued compensation	(40,963)	(26,972)
Accounts payable and other liabilities	10,518	(17,109)
Income taxes payable	(3,104)	769
Cash provided by (used in) operating activities	66,988	(87,016)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Three months ended March 31,
	2007	2006
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of fixed assets	(1,002)	(1,150)
Cash used in investing and other activities	(1,002)	(1,150)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,317)	(1,276)
Issuance of Class A non-voting shares	5,620	3,363
Tax benefit from employee stock options exercised	123	-
Repurchase of Class A non-voting shares for cancellation	-	(2,158)
Senior secured credit note repayments	(312)	-
Zero coupon promissory note repayments	(1,382)	(2,386)
Bank loan repayments	-	(14,524)
(Decrease) increase in bank call loans, net	(70,200)	99,122
Cash (used in) provided by financing activities	(67,468)	82,141

Net decrease in cash and cash equivalents	(1,482)	(6,025)
Cash and cash equivalents, beginning of period	23,542	32,013
Cash and cash equivalents, end of period	$22,060	$25,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$41,226	$32,631
Issue of Class A non-voting shares	7,170	3,363
Repurchase of Class A non-voting shares for cancellation	-	(2,158)
Balance at end of period	$48,396	$33,836

Contributed capital
Balance at beginning of period	$11,662	$8,810
Tax benefit from employee stock options exercised	123	-
Stock option expense	572	1,254
Deferred tax pool for stock option expense	(124)	(340)
Balance at end of period	$12,233	$9,724

Retained earnings
Balance at beginning of period	$306,153	$266,682
Cumulative effect of an accounting change	(823)	-
Net profit for the period	16,790	17,217
Dividends ($0.10 per share)	(1,317)	(1,276)
Balance at end of period	$320,803	$282,623

Accumulated other comprehensive loss
Balance at beginning of period	-	-
Change in cash flow hedges, net of tax	$(516)	-
Balance at end of period	$(516)	-

Shareholders’ equity	$380,916	$326,183

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006 included in its Annual Report on Form 10-K for the year then ended, except for the adoption on January 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”) set out in note 2.

Certain prior period amounts in the condensed consolidated statement of income have been reclassified to conform with current presentation. Total revenue, total expenses, profit before income taxes, income tax provision and net profit for the period were not affected. See note 12 for further discussion.

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

2. New Accounting Pronouncements

Recently Adopted

In June 2006, the FASB issued FIN 48. This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of the monetary damages received.  During the three months ended March 31, 2007, the Company recorded approximately $102 thousand in interest related to the involuntary conversion of assets.

The Company is in discussions with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2004 tax period and expects the matter to be resolved within the next twelve months without a material impact to the Company’s effective income tax rate.  At this time, management cannot estimate a range for any possible change in the unrecognized tax benefit.

The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income.  At January 1, 2007 the Company had $774 thousand accrued in interest which is included in accounts payable and other liabilities on the condensed consolidated financial statements.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdictions and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 to 2000 and 2001 to 2003), New York City (1998 – 2000), Texas (2002 – 2004), New Jersey (2002 – 2005), and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs.

Recently Issued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS No. 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS No. 157 will not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact of SFAS No. 159 on its condensed consolidated financial statements but does not expect the adoption of SFAS No. 159 to be material.

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

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended March 31,
	2007	2006
Basic weighted average number of shares outstanding	13,114,460	12,679,536
Net effect, if converted method (1)	-	6,932,000
Net effect, treasury method (2)	216,990	-
Diluted weighted average number of shares outstanding	13,331,450	19,611,536

Net profit for the period, as reported	$16,790	$17,217
Effect of dilutive exchangeable debentures	-	1,059
Net profit, available to shareholders and assumed conversions	$16,790	$18,276

Basic earnings per share	$1.28	$1.36
Diluted earnings per share	$1.26	$0.93

(1)

As part of the consideration for the 2003 acquisition of the U.S. private client and asset management divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). On July 31, 2006 and October 23, 2006, the Company redeemed $140.8 million and $20 million, respectively, of such debentures.

(2)

The diluted EPS computations do not include the antidilutive effect of 579,851 and 1,583,000 Class A Shares granted under share-based compensation arrangements, respectively, at March 31, 2007 and 2006.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	March 31, 2007	December 31, 2006
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$486,793	$529,854
Securities failed to deliver	26,643	33,759
Omnibus accounts	17,694	18,490
Other	75,580	61,811
	$606,710	$643,914

	March 31, 2007	December 31, 2006
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$830,275	$885,655
Securities failed to receive	68,670	36,810
Clearing organizations and other	2,978	1,091
	$901,923	$923,556

5. Securities owned and securities sold, but not yet purchased (at market value)

    Dollar amounts are expressed in thousands.

	March 31, 2007	December 31, 2006
Securities owned consist of:
Corporate equities and warrants	$39,357	$42,508
Corporate and sovereign obligations,	34,511	41,747
U.S. government and agency and state and
municipal government obligations	42,898	49,974
Money market funds and other	277	2,863
	$117,043	$137,092

	March 31, 2007	December 31, 2006
Securities sold, but not yet purchased consist of:
Corporate equities	$2,200	$3,609
Corporate obligations	2,747	2,336
U.S. government and agency and state and
municipal government obligations and other	1,241	1,370
	$6,188	$7,315

Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market and fair values. Included in securities owned at March 31, 2007 are corporate equities with market values of approximately $15.1 million ($14.9 million at December 31, 2006), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $6.0 million at March 31, 2007 and December 31, 2006, which relates to restricted shares of NYSE Group Inc. At March 31, 2007, the Company had pledged securities owned of approximately $800 thousand ($979 thousand at December 31, 2006) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	March 31, 2007

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$13,194
Less current portion			(3,792)
Long term portion of Zero Coupon Promissory Note			$9,402

Senior secured credit note (b)	7/31/2013	8.2%	$124,063
Less current portion			(25,938)
Long term portion of senior secured credit note			$98,125

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) On July 31, 2006, the Company issued a Senior Secured Credit Note (“SSCN”) in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (“LIBOR”) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. In accordance with the SSCN, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At March 31, 2007, the Company was in compliance with the covenants. The interest rate on the SSCN for the three months ended March 31, 2007 was 7.87%. Under the terms of the SSCN, effective January 1, 2007, the interest rate spread over LIBOR has been reduced by 25 basis points. Interest expense for the three months ended March 31, 2007 was $2.5 million. See note 14.

The obligations under the SSCN are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

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

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended March 31,
	2007	2006
Class A Shares outstanding, beginning of period	12,834,682	12,496,141
Issued to Oppenheimer’s 401(k) Plan	95,425	104,725
Issued pursuant to the share-based compensation plans	148,592	60,441
Repurchased and cancelled pursuant to the issuer bid	-	(106,100)
Class A Shares outstanding, end of period	13,078,699	12,555,207

8. Net capital requirements and stock exchange seats

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2007, the net capital of Oppenheimer as calculated under the Rule was $184.1 million or 15.3% of Oppenheimer's aggregate debit items. This was $160.1 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2007, Freedom had net capital of $8.7 million, which was $8.4 million in excess of the $250,000 required to be maintained at that date.

Included in other assets in the condensed consolidated balance sheets are exchange memberships carried at cost of $158 thousand with market values of $2.8 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively.

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

Securities lending

The Company has received collateral of approximately $471.5 million under securities borrow agreements of which the Company has repledged approximately $330.1 million as collateral under securities loans agreements. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling approximately $278.4 million.

Bank call loans

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  These loans, collateralized by firm and customer securities (with market values of approximately $17.4 million and $151.9 million, respectively), at March 31, 2007, are primarily with two U.S. money center banks.

Margin lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At March 31, 2007, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $464.5 million under securities loan agreements and approximately $151.9 million with respect to bank call loans.

Securities owned

The Company pledges its securities owned to collateralize securities lending and bank call loan transactions.  Pledged securities that can be sold or repledged by the secured party are identified as “Securities owned including amounts pledged” on the condensed consolidated balance sheets. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $17.4 million as at March 31, 2007.

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

Interest rate swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate SSCN, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. At March 31, 2007, the effective portion of the loss on the interest rate swaps was approximately $890 thousand and this amount has been recorded net of tax as accumulated other comprehensive loss on the condensed consolidated balance sheet.  Information on these swaps is summarized in the following table:

Dollar amounts are expressed in thousands.

	March 31, 2007	December 31, 2006
Notional principal amount	$87,000	$99,000
Weighted-average fixed interest rate	5.45%	5.45%
Weighted-average maturity	1.2 years	1.4 years

Mortgage-backed securities TBAs

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market.  TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of income as principal transactions revenue. The credit risk for TBAs is limited to the unrealized market valuation gains recorded in the condensed consolidated balance sheets. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates. The table below summarizes the notional amounts of TBAs and fair values (carrying amounts) of the related assets and liabilities.

Futures contracts

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the condensed consolidated balance sheets and is mitigated by performance guarantees provided by the clearing organization of the futures exchange. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At March 31, 2007, the Company had open contracts for U.S. Treasury futures.

Fair values of the Company’s financial instruments with off-balance sheet risk which are included in receivable from brokers and clearing organizations and payable to brokers and clearing organizations are as follows:

Dollar amounts are expressed in thousands.

	March 31, 2007			March 31, 2006
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$ 87,000	-	$ 890	-	-	-
U.S. Treasury futures	$34,600	$161	-	$42,900	$137	$70
Purchase of TBAs	$12,630	$129	-	$86,667	$460	-
Sale of TBAs	$12,759	-	-	$87,067	-	$74

Clearing arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all commodity exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2007, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

11. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

12.  Reclassification of prior period revenue

Certain prior period amounts in the condensed consolidated statement of income have been reclassified to conform with current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Three months ended March 31, 2006
	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$92,314	$93,662
Principal transactions, net	$31,405	$11,176
Advisory fees	$24,549	$40,506

The most significant changes are the reclassification from principal transactions to commissions of the portion of the mark-up that gets credited to the financial advisor for over-the-counter transactions where the Company operates in either a riskless principal or market making capacity; and the reclassification from commissions to advisory fees for the Private Client Division's share of fee-based revenues.

13. Segment information

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

   Dollar amounts are expressed in thousands.

	Three months ended March 31,
	2007	2006
Revenue:
Private Client	$158,565	$147,618
Capital Markets	36,766	26,281
Asset Management	15,644	13,354
Other *	3,141	13,797
Total	$214,116	$201,050

	Three months ended March 31,
	2007	2006

Operating Income:
Private Client	$22,136	$13,681
Capital Markets	5,242	4,578
Asset Management	1,642	539
Other *	(838)	10,613
Total	$28,182	$29,411

*  Other revenue and other operating income include approximately $nil and $11.3 million, respectively, for the three months ended March 31, 2007 and 2006 related to NYSE Group Inc. transactions. The NYSE Group Inc. merger took place in March 2006.

14. Subsequent events

On April 27¸ 2007, the Company repaid $25.0 million of its SSCN, thereby reducing its outstanding indebtedness under the SSCN to $99.1 million. Of the $25 million, $10.4 million was a required payment under the terms of the SSCN and $14.6 million represents a voluntary prepayment.

On April 27, 2007, a cash dividend of U.S.$0.10 per share (totaling $1.3 million) was declared payable on May 18, 2007 to Class A and Class B shareholders of record on May 4, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2006.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. The Company provides its services from 83 offices in 21 states located throughout the United States and conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2007 totaled approximately $60.6 billion. The Company provides investment advisory services through Oppenheimer Asset Management Inc. (“OAM”) and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. Assets under fee-based management increased by 22% to $16.2 billion at March 31, 2007 compared to $13.3 billion at March 31, 2006, reflecting organic growth. Advisory fees include wrap fees on managed products in client accounts, administrative fees on money market shares held as agent for clients and management and performance fees on alternative investments. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. Evanston Financial Corporation is engaged in mortgage brokerage and servicing. At March 31, 2007, the Company employed approximately 2,886 people, of whom 1,669 were registered personnel, including approximately 1,220 financial advisors.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2006. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2007, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The U.S. economy continued to exhibit modest growth during the first quarter of 2007. Despite strong consumer spending and increased job growth, the slowing housing market and lower capital spending resulted in lower economic growth and higher inflation expectations. The Federal Reserve indicated that they would lean towards higher rates to address inflationary risks and this combined with continued bad news on the international front and increasing mortgage defaults will continue to weigh on both equity and debt markets as the year progresses.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the three months ended March 31, 2007 compared to the same period in 2006. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

On January 31, 2007, the SEC instituted administrative proceedings against three former employees and a current employee who had a supervisory role with respect to those employees. The former financial advisors were charged with, among other things, violating the antifraud provisions of the securities laws. The current employee, a senior employee of Oppenheimer, was charged with aiding these violations and failure to supervise the former financial advisors. The Company was not charged in these proceedings and continues to cooperate in the investigation of market timing activity by the NYSE discussed above. The Company has set aside reserves that it believes should address its financial exposure with respect to these matters. The Company continues to closely monitor its mutual fund activities and the activities of its employees.

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

On April 16, 2007, Oppenheimer received an invitation from the NYSE to make a “Wells Submission” with respect to its activities as a broker-dealer and as a clearing firm in connection with Oppenheimer’s supervision of its securities lending activities including, but not limited to, failing to detect and prevent stock loan personnel from engaging in business dealings with finders in violation of Oppenheimer policy.  The Company believes that at all times its supervision of its securities lending activities was reasonable and in accordance with industry standards. Any disciplinary proceedings brought against Oppenheimer in relation to the foregoing could result in, among other things, a censure, a fine and/or the imposition of an undertaking against Oppenheimer.

The Company was the administrative agent for two closed-end funds until December 5, 2005. The Company has been advised by the current administrative agent for these two funds that the Internal Revenue Service may file a claim for interest and penalties for one of these funds with respect to the 2004 tax year. The Company will monitor developments on this matter.

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

Results of Operations

Net profit for the three months ended March 31, 2007 was $16.8 million or $1.28 per share, a decrease of 2% when compared to $17.2 million or $1.36 per share in the same period of 2006. Revenue for the three months ended March 31, 2007 was $214.1 million, an increase of 7% compared to revenue of $201.1 million in the same period of 2006.  Expenses increased by 8% in the three months ended March 31, 2007 compared to the same period of 2006.

The New York Stock Exchange (“NYSE”)/Archipelago merger (collectively referred to as “NYSE Group”), which took place in March 2006, resulted in a substantial one-time gain and had a significant impact on the Company’s financial results for the first quarter of 2006. Revenue and profit before taxes for the quarter ended March 31, 2006 include a gain of $11.3 million related to the exchange of the Company’s three NYSE memberships for cash and NYSE Group common shares ($0.52 per share). Excluding this one-time gain in the first quarter of 2006, profit before taxes for the first quarter of 2007 was up 55% compared to the same period of 2006.

At March 31, 2007, shareholders’ equity was $380.9 million and book value per share was $28.90 compared to shareholders’ equity of $326.2 million and book value of $25.78 at March 31, 2006.

The Company’s expenses in the first quarter of 2007 were 8.5% higher compared to the same period of 2006 due primarily to higher compensation costs. Communications and technology expenses increased as the Company continued to improve its technology platform. The cost of clearing and exchange fees decreased in the first quarter of 2007 compared to the same period of 2006 due to lower costs of execution and the Company’s decision to lower its exposure to wholesale activities. Compensation expense tracks the trend in transactional revenue and includes the impact of the expensing of stock options since January 1, 2006. Interest expense increased due to higher interest rates, increased stock loan activity in 2007 and the higher debt carrying costs compared to 2006. As previously reported, on July 31, 2006, the Company issued a senior secured credit note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The interest rate on the senior secured credit note was 7.87% in the first quarter of 2007.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended March 31,
	2007 versus 2006
	Period to Period Change	Percentage Change
Revenue -
Commissions	$(6,102)	-6.5%
Principal transactions, net	(2,660)	-23.8%
Interest	2,887	+11.0%
Investment banking	21,424	+179.0%
Advisory fees	8,931	+22.1%
Other	(11,414)	-64.5%
Total revenue	13,066	+6.5%

	Three Months ended March 31,
	2007 versus 2006
	Period to Period Change	Percentage Change
Expenses -
Compensation and related expenses	12,542	+11.1%
Clearing and exchanges fees	(1,261)	-26.0%
Communications and technology	1,158	+9.4%
Occupancy and equipment costs	(305)	-2.4%
Interest	521	+3.6%
Other	1,640	+10.6%
Total expenses	14,295	+8.3%
Profit before income taxes	(1,229)	-4.2%
Income tax provision	(802)	-6.6%
Net profit	$(427)	-2.5%

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. In the three months ended March 31, 2007, commission revenue decreased by 6.5% compared to the same period of 2006. Net revenue from principal transactions decreased by 23.8% in the three months ended March 31, 2007 compared to the comparable period of 2006. Markets were strong during January and February 2007 supporting strong commission and trading revenue but gave back most of its gains during March 2007, a month in which the markets experienced increased volatility. Investment banking revenues increased 179.0% in the three months ended March 31, 2007 compared with the same period of 2006 generated primarily by the increased scope of our investment banking effort and the general receptivity of the capital markets for securities of mid-sized companies. Included in investment banking are selling concessions on closed-end funds of $10 million and $2.1 million, respectively, for the three months ended March 31, 2007 and 2006. Advisory fees increased by 22.1% for the three months ended March 31, 2007 compared to the same period of 2006 as a result of increases in traditional fee-based assets under management. Assets under management by the asset management group were $16.2 billion at March 31, 2007 compared to $13.3 billion at March 31, 2006, reflecting that clients are increasingly interested in fee-based services. Other revenue in the three months ended March 31, 2006 includes a gain on the exchange of the Company’s NYSE seats for cash and NYSE Group common shares of $11.3 million, as described above.

Interest

Net interest revenue (interest revenue less interest expense) increased by 20.0% in the three months ended March 31, 2007 compared to the same period of 2006. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, increased by 11.0% in the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of higher interest rates in 2007 and increased activity in the securities lending business. Interest expense has increased due to higher interest rates and the increased interest cost of the refinanced debt.

Expenses, other than interest

Compensation and related costs increased by 11.2% in the three months ended March 31, 2007 compared to the comparable period of 2006. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, increased with the increased levels of business conducted in the three months ended March 31, 2007 compared to the comparable period of 2006. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. As of January 1, 2006, the Company adopted SFAS 123-R, “Shares-Based Payment”, resulting in approximately $572 thousand and $1.3 million, respectively, in compensation expense in the three months ended March 31, 2007 and 2006 relating to the expensing of stock options. The cost of clearing and exchange fees decreased by 26.0%, in the three months ended March 31, 2007 due to lower costs of execution and the Company’s decision to lower its exposure to wholesale activities. The cost of communications and technology increased by 9.4% in the three months ended March 31, 2007 compared to the comparable period of 2006, as the Company continued to improve its technology platform. Occupancy and equipment costs decreased by 2.4% in the three months ended March 31, 2007 compared to the same period of 2006 due to reductions in equipment maintenance and rental expense in 2007 compared to 2006. Other expenses increased by 10.6% in the three months ended March 31, 2007 compared to the same period of 2006 with the largest part of the increase attributable to portfolio manager expense (mainly finders fees). Included in other expenses, bad debt expense and legal and regulatory settlement expenses in the three months ended March 31, 2007 were relatively flat compared to the same period of 2006. See Regulatory Environment, above.

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

Liquidity and Capital Resources

Total assets at March 31, 2007 decreased by less than 6.4% from December 31, 2006 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2007, $9.3 million of such borrowings were outstanding compared to outstanding borrowings of $79.5 million at

December 31, 2006. At March 31, 2007, the Company had available collateralized and uncollateralized letters of credit of $205.2 million.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued variable rate exchangeable debentures (the “Debentures”) in the amount of approximately $161.8 million and a zero coupon promissory note in the amount of approximately $65.5 million. The Debentures were redeemed on July 31, 2006 ($141.8 million) and on October 23, 2006 ($20 million) through the issue of a senior secured credit note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million plus internally available funds and an increase in bank call loans. The senior secured credit note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). In accordance with the senior secured credit note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At March 31, 2007, the Company was in compliance with the covenants. The interest rate on the senior secured credit note for the three months ended March 31, 2007 was 7.87%. Interest expense for the three months ended March 31, 2007 was $2.5 million on the senior secured credit note. The effective interest rate on the Debentures was 4.5% per annum.

On April 27, 2007, the Company repaid $25.0 million of its senior secured credit note, thereby reducing its outstanding indebtedness under the senior secured credit note to $99.1 million. Of the $25.0 million pay down, $10.4 million is a required payment under the terms of the senior secured credit note and $14.6 million represents a voluntary prepayment. Under the terms of the senior secured credit note, the interest rate spread over LIBOR has been reduced by 25 basis points. With strong earnings and cash flow in the first quarter of 2007 and a positive outlook for future quarters, the Company determined that it was appropriate to reduce indebtedness under the senior secured credit note at this time. The Company funded the repayment from internally available funds and bank call loans.

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

Funding Risk

Dollar amounts are expressed in thousands.

	Three months ended March 31,
	2007	2006
Cash provided by (used in) operations	$66,988	$(87,016)
Cash used in investing activities	(1,002)	(1,150)
Cash (used in) provided by financing activities	(67,468)	82,141
Net decrease in cash and cash equivalents	$(1,482)	$(6,025)

The Company’s strong performance in the first quarter of 2007 generated strong cash flows and allowed for debt reduction.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the first quarter of 2007, the Company did not purchase any Class A Shares pursuant to the Normal Course Issuer Bid.

During the first quarter of 2007, the Company issued 101,956 Class A Shares for a total consideration of $2.6 million related to employee exercises of options under the Company’s equity incentive plan; 95,425 Class A Shares for a total consideration of $3.0 million to the Oppenheimer & Co. Inc. 401(k) Plan; and 46,636 Class A Shares pursuant to the Company Employee Share Plan.

On February 23, 2007, the Company paid cash dividends of U.S. $0.10 per Class A and Class B Share totaling $1.3 million from available cash on hand.

On April 27, 2007, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.10 per Class A and Class B Share payable on May 18, 2007 to shareholders of record on May 4, 2007.

The book value of the Company’s Class A and Class B Shares was $28.90 at March 31, 2007 compared to $25.78 at March 31, 2006, an increase of approximately 12%, based on total outstanding shares of 13,178,379 and 12,654,887, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended March 31, 2007 was 13,331,450 compared to 19,611,536 outstanding for the three months ended March 31, 2006, a net decrease of 32% due to the redemption, on July 31, 2006 ($140.8 million) and October 23, 2006 ($20.0 million), of the Company’s Debentures (exchangeable into 6.9 million Class A Shares).

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

The following table sets forth these contractual and contingent commitments as at March 31, 2007:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$152	$22	$50	$41	$39
Senior secured credit note	124	26	2	2	94
Zero coupon promissory notes	13	4	4	1	4
Total	$289	$52	$56	$44	$137

New Accounting Pronouncements

Recently Adopted

In June 2006, the FASB issued FIN 48. This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the more-likely-than-not criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of the monetary damages received.  During the three months ended March 31, 2007, the Company recorded approximately $102 thousand in interest related to the involuntary conversion of assets.

The Company is in discussions with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2004 tax period and expects the matter to be resolved within the next twelve months without a material impact to the Company’s effective income tax rate.  At this time, management cannot estimate a range for any possible change in the unrecognized tax benefit.

The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income.  At January 1, 2007 the Company had $774 thousand accrued in interest which is included in accounts payable and other liabilities on the condensed consolidated financial statements.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdictions and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 to 2000 and 2001 to 2003), New York City (1998 – 2000), Texas (2002 – 2004), New Jersey (2002 – 2005), and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs.

Recently Issued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS No. 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS No. 157 will not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157.  The Company is currently evaluating the impact of SFAS No. 159 on its condensed consolidated financial statements but does not expect the adoption of SFAS No. 159 to be material.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2007, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended March 31, 2007.

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

ITEM 1A. Risk Factors

During the three months ended March 31, 2007, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 8th day of May, 2007.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:  “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)