Form 10-Q
period 2007-06-30
OPPENHEIMER HOLDINGS INC
filed 2007-08-07
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on July 31, 2007 was 13,157,450 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2007	2006
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$39,873	$23,542
Cash and securities segregated under regulatory and
other purposes	58,184	45,035
Deposits with clearing organizations	13,618	11,355
Receivable from brokers and clearing organizations	725,170	643,914
Receivable from customers	967,878	979,350
Securities owned including amounts pledged of $1 million
($979 thousand in 2006), at market value	116,683	137,092
Notes receivable, net	48,891	52,340
Office facilities, net	16,591	16,478
Intangible assets, net of amortization	33,293	33,660
Goodwill	132,472	132,472
Deferred income tax, net	6,295	-
Other	67,682	84,852

	$2,226,630	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2007	2006
Expressed in thousands of dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$44,389	$57,641
Bank call loans	85,500	79,500
Payable to brokers and clearing organizations	1,007,218	923,556
Payable to customers	369,218	384,881
Securities sold, but not yet purchased, at market
value	13,924	7,315
Accrued compensation	95,055	116,235
Accounts payable and other liabilities	87,355	74,806
Income taxes payable	13,861	13,229
Zero coupon promissory note	12,046	14,576
Senior secured credit note	98,750	124,375
Deferred income tax, net	-	4,935
	1,827,316	1,801,049

Shareholders' equity
Share capital
2007 – 13,133,950 Class A non-voting shares
(2006 – 12,834,682 shares)	49,687	41,093
99,680 Class B voting shares	133	133
	49,820	41,226
Contributed capital	14,386	11,662
Retained earnings	335,247	306,153
Accumulated other comprehensive loss	(139)	-
	399,314	359,041

	$2,226,.630	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$89,923	$89,055	$177,483	$182,717
Principal transactions, net	11,996	8,796	20,512	19,972
Interest	28,112	28,049	57,170	54,220
Investment banking	41,307	21,676	74,698	33,643
Advisory fees	50,044	41,324	99,481	81,830
Other	5,368	4,124	11,522	21,692
	226,750	193,024	440,866	394,074
EXPENSES:
Compensation and related expenses	134,777	114,871	259,406	226,958
Clearing and exchange fees	4,047	2,050	7,629	6,893
Communications and technology	12,247	10,391	25,750	22,736
Occupancy and equipment costs	12,343	12,443	24,609	25,014
Interest	14,783	16,292	29,631	30,619
Other	20,667	21,182	37,773	36,648
	198,864	177,229	384,798	348,868
Profit before income taxes	27,886	15,795	56,068	45,206
Income tax provision	12,120	6,658	23,512	18,852
NET PROFIT FOR THE PERIOD	$15,766	$9,137	$32,556	$26,354
Other comprehensive income (loss), net of tax
Change in cash flow hedges (net of tax
of $276 and $99, respectively, for the three
and six months ended June 30, 2007)	377	-	(139)	-
COMPREHENSIVE INCOME FOR THE PERIOD	$16,143	$9,137	$32,437	$26,354

Earnings per share:
Basic	$1.19	$0.72	$2.48	$2.08
Diluted	$1.16	$0.52	$2.43	$1.45

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net profit for the period	$32,556	$26,354
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	4,761	4,468
Deferred income tax	(11,230)	7,612
Amortization of notes receivable	9,223	10,561
Amortization of debt issuance costs	598	-
Amortization of intangibles	367	366
Provision for doubtful accounts	(75)	(257)
Share-based compensation	9,765	2,511
Employee share plan issuance	2,409	-
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other regulations	(13,149)	(8,605)
Deposits with clearing organizations	(2,263)	505
Receivable from brokers and clearing organizations	(81,256)	(36,830)
Receivable from customers	11,547	(47,798)
Securities owned	20,409	13,467
Notes receivable	(5,774)	(7,534)
Other assets	16,572,	15,325
Increase (decrease) in operating liabilities:
Drafts Payable	(13,252)	(178)
Payable to brokers and clearing organizations	83,523	197,784
Payable to customers	(15,663)	(116,706)
Securities sold, but not yet purchased	6,609	(876)
Accrued compensation	(28,974)	(17,159)
Accounts payable and other liabilities	11,726	(2,161)
Income taxes payable	632	(1,186)
Cash provided by operating activities	39,061	39,664

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Six Months ended June 30,
	2007	2006

Cash flows from investing and other activities:
Purchase of fixed assets	(4,873)	(2,107)
Cash used in investing and other activities	(4,873)	(2,107)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting
and Class B shares	(2,639)	(2,541)
Issuance of Class A non-voting shares	6,185	5,574
Tax benefit from employee stock options exercised	752	45
Repurchase of Class A non-voting shares
for cancellation	-	(2,255)
Senior secured credit note repayments	(25,625)	-
Zero coupon promissory note repayments	(2,530)	(4,469)
Bank loan repayments	-	(14,524)
Increase (decrease) in bank call loans, net	6,000	(23,800)
Cash used in financing activities	(17,857)	(41,970)

Net increase (decrease) in cash and cash equivalents	16,331	(4,413)
Cash and cash equivalents, beginning of period	23,542	32,013

Cash and cash equivalents, end of period	$39,873	$27,600

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$27,884	$26,212
Cash paid during the periods for income taxes	$27,333	$15,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Six months ended June 30,
	2007	2006

Share capital
Balance at beginning of period	$41,226	$32,631
Issue of Class A non-voting shares	8,594	5,574
Repurchase of Class A non-voting shares for cancellation	-	(2,255)
Balance at end of period	$49,820	$35,950

Contributed capital
Balance at beginning of period	$11,662	$8,810
Tax benefit from share-based awards	752	45
Share-based expense	1,972	1,620
Balance at end of period	$14,386	$10,475

Retained earnings
Balance at beginning of period	$306,153	$266,682
Cumulative effect of an accounting change	(823)	-
Net profit for the period	32,556	26,354
Dividends of $0.20 per share	(2,639)	(2,541)
Balance at end of period	$335,247	$290,495

Accumulated other comprehensive loss
Balance at beginning of period	-	-
Change in cash flow hedges, net of tax	$(139)	-
Balance at end of period	$(139)	-

TOTAL SHAREHOLDERS' EQUITY	$399,314	$336,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. (“OPY”) and its subsidiaries (together, the “Company”). The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services and investment advisory and asset management services. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM”), a registered investment advisor under the Investment Advisers Act of 1940. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha Program and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. Evanston Financial Corporation is engaged in mortgage brokerage and servicing.

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

2. New Accounting Pronouncements

Recently Adopted

In June 2006, the FASB issued FIN 48. This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the “more likely than not” criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of the monetary damages received.  The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the three and six months ended June 30, 2007, the Company recorded approximately $166 thousand and $329 thousand, respectively, in interest related to the involuntary conversion of assets.

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

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdictions and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 to 2000 and 2001 to 2003), New York City (1998 – 2000), New Jersey (2002 – 2005), and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs.

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

3. Earnings per share

Earnings per share was computed by dividing net profit by the weighted average number of Class A non-voting shares (“Class A Shares”) and Class B voting shares (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of exchangeable debentures using the if converted method as well as Class A Shares granted under share-based compensation arrangements using the treasury stock method.

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	13,213,663	12,666,526	13,125,172	12,696,302
Net effect, if converted method (1)	-	6,932,000	-	6,932,000
Net effect, treasury method (2)	329,558	13,078	255,342	1,853
Diluted weighted average number of shares outstanding	13,543,221	19,611,604	13,380,514	19,630,155

Net profit for the period, as reported	$15,766	$9,137	$32,556	$26,354
Effect of dilutive exchangeable debentures	-	1,068	-	2,125
Net profit, available to shareholders and assumed conversions	$15,766	$10,205	$32,556	$28,479

Basic earnings per share	$1.19	$0.72	$2.48	$2.08
Diluted earnings per share	$1.16	$0.52	$2.43	$1.45

(1)

As part of the consideration for the 2003 acquisition of the U.S. private client and asset management divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). On July 31, 2006 and October 23, 2006, the Company redeemed $140.8 million and the remaining $20 million, respectively, of such debentures thereby extinguishing all such debentures outstanding.

(2)

The diluted EPS computations do not include the antidilutive effect of Class A Shares granted under share-based compensation arrangements – 79,103 and 1,297,825, respectively, for the three months ended June 30, 2007 and 2006; and 97,709 and 1,450,457, respectively, for the six months ended June 30, 2007 and 2006.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	June 30, 2007	December 31, 2006
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$582,160	$529,854
Receivable from brokers	71,138	45,027
Securities failed to deliver	27,607	33,759
Receivable from clearing organizations	16,607	4,896
Omnibus accounts	13,761	18,490
Other	13,897	11,888
	$725,170	$643,914

	June 30, 2007	December 31, 2006
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$950,183	$885,655
Securities failed to receive	56,498	36,810
Clearing organizations and other	537	1,091
	$1,007,218	$923,556

5. Securities owned and securities sold, but not yet purchased (at market value)

    Dollar amounts are expressed in thousands.

	June 30, 2007	December 31, 2006
Securities owned consist of:
Corporate equities and warrants	$39,014	$42,508
Corporate and sovereign obligations	30,542	41,747
U.S. government and agency and state and
municipal government obligations	44,642	49,974
Money market funds and other	2,485	2,863
	$116,683	$137,092

	June 30, 2007	December 31, 2006
Securities sold, but not yet purchased consist of:
Corporate equities	$11,145	$3,609
Corporate and sovereign obligations	1,427	2,336
U.S. government and agency and state and
municipal government obligations and other	1,352	1,370
	$13,924	$7,315

Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market and fair values. Included in securities owned at June 30, 2007 are corporate equities with market values of approximately $15.7 million ($14.9 million at December 31, 2006), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $4.7 million and $6.0 million, respectively, at June 30, 2007 and December 31, 2006, which relates to restricted shares of NYSE Group Inc. At June 30, 2007, the Company had pledged securities owned of approximately $1 million ($979 thousand at December 31, 2006) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	June 30, 2007

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$12,046
Less portion due within twelve months			(3,702)
Remainder of Zero Coupon Promissory Note			$8,344

Senior secured credit note (b)	7/31/2013	7.85%	$98,750
Less portion due within twelve months			(30,098)
Remainder of senior secured credit note			$68,652

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default.

(b) On July 31, 2006, the Company issued a Senior Secured Credit Note (“SSCN”) in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (“LIBOR”) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. On April 27¸ 2007, the Company repaid $25.0 million of its SSCN, thereby reducing its outstanding indebtedness under the SSCN to $99.1 million. Of the $25.0 million repaid, $10.4 million was a required payment under the terms of the SSCN and $14.6 million represented a voluntary prepayment.  In accordance with the SSCN, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At June 30, 2007, the Company was in compliance with the covenants. The interest rate on the SSCN for the three months ended June 30, 2007 was 7.85%. Under the terms of the SSCN, effective January 1, 2007, the interest rate spread over LIBOR was reduced by 25 basis points. Interest expense for the three and six months ended June 30, 2007 was $2.1 million and $4.6 million, respectively. See Note 14.

The obligations under the SSCN are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

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

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Class A Shares outstanding, beginning of period	13,078,699	12,555,207	12,834,682	12,496,141
Issued to the Company’s 401(k) Plan	-	-	95,425	104,725
Issued pursuant to the share-based compensation plans	55,251	82,785	203,843	143,226
Repurchased pursuant to the issuer bid	-	(4,600)	-	(110,700)
Class A Shares outstanding, end of period	13,133,950	12,633,392	13,133,950	12,633,392

8. Net capital requirements and stock exchange seats

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2007, the net capital of Oppenheimer as calculated under the Rule was $184.8 million or 14.34% of Oppenheimer's aggregate debit items. This was $159.0 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2007, Freedom had net capital of $7.0 million, which was $6.7 million in excess of the $250,000 required to be maintained at that date.

Included in other assets in the condensed consolidated balance sheets are exchange memberships carried at cost of $158 thousand with market values of $3.2 million and $2.2 million at June 30, 2007 and December 31, 2006, respectively.

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

Securities lending

The Company has received collateral of approximately $555.2 million under securities borrow agreements of which the Company has repledged approximately $387.9 million as collateral under securities loans agreements at June 30, 2007. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling approximately $324.8 million at June 30, 2007.

Bank call loans

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At June 30, 2007, these loans, collateralized by firm and customer securities (with market values of approximately $15.3 million and $77.0 million, respectively), are primarily with two U.S. money center banks.

Margin lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At June 30, 2007, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $520.1 million under securities loan agreements and approximately $77.0 million with respect to bank call loans.

Securities owned

The Company pledges its securities owned to collateralize securities lending and bank call loan transactions.  Pledged securities that can be sold or repledged by the secured party are identified as “Securities owned including amounts pledged” on the condensed consolidated balance sheets. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $15.3 million as at June 30, 2007.

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

Interest rate swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate SSCN, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. At June 30, 2007, the effective portion of the loss on the interest rate swaps was approximately $238 thousand and this amount has been recorded net of tax as accumulated other comprehensive loss on the condensed consolidated balance sheet.  Information on these swaps is summarized in the following table:

Dollar amounts are expressed in thousands.

	June 30, 2007	December 31, 2006
Notional principal amount	$87,000	$99,000
Weighted-average fixed interest rate	5.45%	5.45%
Weighted-average maturity	1.6 years	1.4 years

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

Futures contracts

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Credit risk and market risk exist with respect to these instruments. Credit risk associated with the contracts is limited to amounts recorded in the condensed consolidated balance sheets and is mitigated by performance guarantees provided by the clearing organization of the futures exchange. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At June 30, 2007, the Company had open contracts for U.S. Treasury futures.

Fair values of the Company’s financial instruments with off-balance sheet risk which are included in receivable from brokers and clearing organizations and payable to brokers and clearing organizations are as follows:

Dollar amounts are expressed in thousands.

	June 30, 2007			June 30, 2006
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$87,000	-	$238	-	-	-
U.S. Treasury futures	$34,600	-	$329	$53,800	-	$88
Purchase of TBAs	$16,610	$452	-	$41,774	$4,245	-
Sale of TBAs	$16,905	-	$157	$45,814	-	$206

Clearing arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on commodity exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2007, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers with which it conducts business.

11. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

12.  Reclassification of prior period revenue

Certain prior period amounts in the condensed consolidated statement of income have been reclassified to conform with current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As reported	Reclassified	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$91,130	$89,055	$183,444	$182,717
Principal transactions, net	$26,851	$8,796	$58,256	$19,972
Advisory fees	$29,603	$41,324	$54,152	$81,830

The most significant changes are the reclassification from principal transactions to commissions of the portion of the mark-up that gets credited to the financial advisor for over-the-counter transactions where the Company operates in either a riskless principal or market making capacity; and the reclassification from commissions to advisory fees for the Private Client Division's share of fee-based revenue.

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

   Dollar amounts are expressed in thousands.

	Three months ended June 30,		Six months ended June 30,
In thousands of dollars	2007	2006	2007	2006
Revenue:
Private Client	$164,044	$148,167	$322,609	$295,786
Capital Markets	45,291	28,714	82,057	54,972
Asset Management	16,467	14,592	32,111	27,946
Other *	948	1,550	4,089	15,371
Total	$226,750	$193,024	$440,866	$394,074

Operating Income (Loss):
Private Client	$16,507	$14,494	$38,643	$28,176
Capital Markets	13,536	2,366	18,777	6,920
Asset Management	337	1,316	1,980	1,855
Other *	(2,494)	(2,381)	(3,332)	8,255
Total	$27,886	$15,795	$56,068	$45,206

*  Other revenue and other operating income (loss) include approximately ($900 thousand) and $11.6 million, respectively, for the six months ended June 30, 2007 and 2006 related to NYSE Group Inc. transactions. The NYSE Group Inc. / Archipelago merger took place in March 2006.

14. Subsequent events

On July 27, 2007, a cash dividend of U.S.$0.11 per share (totaling $1.5 million) was declared payable on August 24, 2007 to Class A and Class B shareholders of record on August 10, 2007. This represents an increase of 10% in the quarterly dividend rate.

On August 2, 2007, the Company voluntarily repaid $15.0 million of its senior secured credit note plus accrued interest thereon, thereby reducing its outstanding indebtedness under the senior secured credit note to $83.8 million. See Note 6.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services and investment advisory and asset management services. The Company provides its services from 88 offices in 21 states located throughout the United States through its principal subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM), a registered investment advisor under the Investment Advisers Act of 1940, and conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2007 totaled approximately $62.6 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha Program and OMEGA Group divisions. Assets under fee-based management increased by 27% to $17.3 billion at June 30, 2007 compared to $13.6 billion at June 30, 2006, reflecting organic growth and increases in market value. Advisory fees include wrap fees on managed products in client accounts, administrative fees on money market shares held as agent for clients and management and performance fees on alternative investments. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. Evanston Financial Corporation is engaged in mortgage brokerage and servicing. At June 30, 2007, the Company employed approximately 2,902 people, of whom 1,664 were registered personnel, including approximately 1,230 financial advisors.

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

During the three months ended June 30, 2007, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results during the second quarter of 2007 reflected a rising, but often volatile market environment, with investors focused on high oil prices, weak housing markets, foreclosures in sub-prime mortgages, and a weak U.S. dollar. Despite these issues, the U.S. economy continued to grow at a moderate pace with low unemployment rates and relatively strong consumer spending. Core inflation has been gradually easing and the Federal Reserve continues to hold interest rates steady.  Growth over the next several quarters should be maintained as the weak dollar fuels exports. The investment environment remains attractive as global liquidity continues to fuel acquisitions and the retirement of equity securities through corporate buy-backs, privatizations, and mergers proceeds at a record pace.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Interest rates were higher in the three months ended June 30, 2007 compared to the same period in 2006. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

Other Regulatory Matters

The Company has been the subject of various regulatory investigations with respect to its operations. Most of these matters revolve around the period when the Company was transferring the business and client accounts of various acquisitions it has made to a common systems platform between September 2001 and June 2003. During that period of time, the Company absorbed approximately 35 branch offices and 1,000 financial advisors, and transitioned more than 250,000 client accounts from four separate and distinct companies, each of which utilized a different technology platform.  The Company's business doubled during this period. As previously reported, certain of the Company’s operations were impacted beginning in June 2003 and the Company experienced client service issues, which were subsequently corrected. The new businesses undertaken by the Company and the effect on the Company’s operations for the period described above has resulted in investigations by the SEC, the NYSE, and the NASD. With the exception of the mutual funds timing matter described above and the stock loan matter, described below, the Company has settled substantially all outstanding matters with the NYSE. With the exception of the matters described below, the Company has settled substantially all outstanding matters with the NASD.

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

On July 9, 2007, the Company entered into a Consent Order with the Massachusetts Securities Division (the “MSD”) filed on August 2, 2006 against the Company's main operating subsidiary, Oppenheimer, as well as a financial advisor formerly employed by Oppenheimer alleging that Oppenheimer violated the Massachusetts Uniform Securities Act by failing to provide reasonable supervision of the former financial advisor thereby allowing the former financial advisor to engage in unlawful activity in the State of Massachusetts. The Company has agreed to the payment of an administrative fine of $1 million, a censure, the payment of $270 thousand in restitution to two clients, the retention of an independent consultant to review Oppenheimer’s Massachusetts branch office policies, procedures and supervisory controls, and the adoption of the recommendations of such independent consultant.

On April 16, 2007, Oppenheimer received an invitation from the NYSE to make a “Wells Submission” with respect to its activities as a broker-dealer and as a clearing firm in connection with Oppenheimer’s supervision of its securities lending activities including, but not limited to, failing to detect and prevent stock loan personnel from engaging in business dealings with finders in violation of Oppenheimer policy.  The Company believes that this matter has no effect on any client of Oppenheimer and that at all times Oppenheimer’s supervision of its securities lending activities was reasonable and in accordance with industry standards. Any disciplinary proceedings brought against Oppenheimer in relation to the foregoing could result in, among other things, a censure, a fine and/or the imposition of an undertaking against Oppenheimer.

Other Matters

A subsidiary of the Company was the administrative agent for two closed-end funds until December 5, 2005. The Company has been advised by the current administrative agent for these two funds that the Internal Revenue Service may file a claim for interest and penalties for one of these funds with respect to the 2004 tax year as a result of an alleged failure of such subsidiary to take certain actions. The Company will continue to monitor developments on this matter.

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

Results of Operations

Net profit for the three months ended June 30, 2007 was $15.8 million or $1.19 per share, an increase of 73% when compared to $9.1 million or $0.72 per share in the same period of 2006. Revenue for the three months ended June 30, 2007 was $226.8 million, an increase of 17% compared to revenue of $193.0 million in the same period of 2006.

Net profit for the six months ended June 30, 2007 was $32.6 million or $2.48 per share compared to $26.4 million or $2.08 per share in the first half of 2006, an increase of 24% in net profit. Revenue for the six months ended June 30, 2007 was $440.9 million compared to $394.1 million for the same period in 2006, an increase of 12%. Revenue and profit before taxes for the six months ended June 30, 2006 includes a non-recurring gain of $11.6 million (most of which was generated in the first quarter of 2006) related to the exchange of the Company’s three NYSE memberships for cash and NYSE Group common shares ($0.53 per share). Excluding this one-time gain in the six months ended June 30, 2006, revenue and profit before taxes for the six months ended June 30, 2007 were up 15% and 67%, respectively, compared to the same period of 2006.

The Company’s profit before taxes for the six months ended June 30, 2007 was significantly impacted by share-based expense totaling $9.6 million ($8.3 million in the second quarter of 2007) primarily related to outstanding stock appreciation rights which, under accounting guidelines, are re-measured at fair value at each period end. The significant increase in the price of the Company’s Class A Shares during the second quarter of 2007 was a contributing factor to the increase in share-based expense. Share-based expense for the six months ended June 30, 2006 totaled $3.2 million ($2.8 million in the second quarter of 2006).

The Company’s expenses in the three and six months ended June 30, 2007 increased by 12% and 10%, respectively, compared to the same periods of 2006 due primarily to higher compensation and related costs. Compensation expense tracks the trend in transactional revenue and includes the impact of stock-based compensation since January 1, 2006. Interest expense decreased because of reduced bank borrowing, despite higher interest rates and the higher interest cost of the refinanced debt in the three and six months ended June 30, 2007 compared to the same periods of 2006.

At June 30, 2007, shareholders’ equity was $399.3 million and book value per share was $30.17 compared to shareholders’ equity of $336.9 million and book value of $26.46 at June 30, 2006.

As previously reported, on July 31, 2006, the Company issued a senior secured credit note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The interest rate on the senior secured credit note was 7.85% in the second quarter of 2007.

On April 27, 2007, the Company repaid $25.0 million of its senior secured credit note, thereby reducing its outstanding indebtedness under the senior secured credit note to $99.1 million. Of the $25.0 million pay down, $10.4 million was a required payment under the terms of the senior secured credit note and $14.6 million represented a voluntary prepayment. Under the terms of the senior secured credit note, the interest rate spread over LIBOR has been reduced by 25 basis points.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended June 30,		Six Months ended June 30,
	2007 versus 2006		2007 versus 2006
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change
Revenue -
Commissions	$868	1%	$(5,234)	-3%
Principal transactions, net	3,200	36%	540	3%
Interest	63	-%	2,950	5%
Investment banking	19,631	91%	41,055	122%
Advisory fees	8,750	21%	17,651	22%
Other	1,244	30%	(10,170)	-47%
Total revenue	33,726	17%	46,792	12%

Expenses -
Compensation and related expenses	19,906	17%	32,448	14%
Clearing and exchanges fees	1,997	97%	736	11%
Communications and technology	1,856	18%	3,014	13%
Occupancy and equipment costs	(100)	-1%	(405)	-2%
Interest	(1,509)	-9%	(988)	-3%
Other	(515)	-2%	1,125	3%
Total expenses	21,635	12%	35,930	10%
Profit before income taxes	12,091	77%	10,862	24%
Income tax provision	5,462	82%	4,660	25%
Net profit	$6,629	73%	$6,202	24%

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. Commission revenue in the three and six months ended June 30, 2007 increased 1% and decreased by 3%, respectively, compared to the same periods of 2006. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to traditional fee-based arrangements. Net revenue from principal transactions for the three and six months ended June 30, 2007 increased by 36% and 3%, respectively, compared to the comparable periods of 2006. Net results from principal trading were positive for the periods in 2007, but with increased market volatility, the Company has scaled back its exposure. The Company has no exposure to the issues surrounding the sub-prime mortgage market.  Investment banking revenues in the three and six months ended June 30, 2007 increased 91% and 122%, respectively, compared with the same periods of 2006. The increase can be attributed to the increased emphasis and staffing levels of the investment banking effort as well as the capital market’s appetite for the securities of small and mid-cap offerings. Advisory fees for the three and six months ended June 30, 2007 increased by 21% and 22%, respectively, compared to the same periods of 2006 as a result of increases in traditional fee-based assets under management. Assets under management by the asset management group increased 27% to $17.3 billion at June 30, 2007 compared to $13.6 billion at June 30, 2006, reflecting organic growth and increases in market value. The Company continues to build its base of annualized revenues through employee and client education and in connection with its dedication to assisting clients in their asset allocation process. Other revenue in the six months ended June 30, 2006 includes a gain on the exchange of the Company’s NYSE seats for cash and NYSE Group common shares of $11.6 million, as described above.

Interest

Net interest revenue (interest revenue less interest expense) in the three and six months ended June 30, 2007 increased by 13% and 17% compared to the same periods of 2006. Interest revenue, which primarily relates to revenue from customer margin balances and securities lending activities, was flat in the three months ended June 30, 2007 and increased by 5% in the six months ended June 30, 2007 compared to the same periods in 2006. Interest expense in the three and six months ended June 30, 2007 decreased by 9% and 3%, respectively, despite higher interest rates and the increased interest cost of the refinanced debt, primarily as a result of reduced bank borrowing in 2007.

Expenses, other than interest

Compensation and related costs in the three and six months ended June 30, 2007increased by 17% and 14%, respectively, compared to the comparable periods of 2006. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, increased with the increased levels of business conducted in the 2007 periods compared to the comparable periods of 2006. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. The Company’s compensation expense for the six months ended June 30, 2007 was substantially impacted by share-based compensation expense totaling $9.6 million ($8.3 million in the second quarter of 2007) primarily related to outstanding stock appreciation rights which, under accounting guidelines, are re-measured at fair value at each period end based on the closing price of the Company’s Class A Shares. The significant increase in the market price of the Company’s Class A Shares during the second quarter of 2007 was a contributing factor to the increase in share-based compensation expense. The cost of clearing and exchange fees in the six months ended June 30, 2007 increased by 11% compared to the same period of 2006 due to higher transaction volume in 2007 compared to 2006. The cost of communications and technology in the three and six months ended June 30, 2007 increased by 18% and 13%, respectively, compared to the comparable periods of 2006, reflecting the Company’s continued commitment to improve its technology platform. Occupancy and equipment costs for the three and six months ended June 30, 2007 decreased by 1% and 2%, respectively, compared to the same periods of 2006 due to reductions in equipment maintenance and rental expense in 2007 compared to 2006. Other expenses in the three and six months ended June 30, 2007 decreased by 2% and increased by 3%, respectively compared to the same periods of 2006. Included in other expenses, bad debt expense and legal and regulatory settlement expenses in the three months ended June 30, 2007 were relatively flat compared to the same periods of 2006. The Company’s effective income tax rate increased in the three and six months ended June 30, 2007 compared to the same periods of 2006 mainly as the result of the non-deductibility of regulatory settlements in 2007. See Regulatory Environment, above.

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

Liquidity and Capital Resources

Total assets at June 30, 2007 increased by 3% from December 31, 2006 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2007, $85.5 million of such borrowings were outstanding compared to outstanding borrowings of $79.5 million at

December 31, 2006. At June 30, 2007, the Company had available collateralized and uncollateralized letters of credit of $205.2 million.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued variable rate exchangeable debentures (the “Debentures”) in the amount of approximately $161.8 million and a zero coupon promissory note in the amount of approximately $65.5 million. The Debentures were redeemed on July 31, 2006 ($141.8 million) and the remaining balance on October 23, 2006 ($20.0 million) through the issue of a senior secured credit note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million plus internally available funds and an increase in bank call loans. The senior secured credit note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). In accordance with the senior secured credit note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At June 30, 2007, the Company was in compliance with the covenants. The interest rate on the senior secured credit note for the three months ended June 30, 2007 was 7.85%. Interest expense for the three and six months ended June 30, 2007 was $2.1 million and $4.6 million, respectively, on the senior secured credit note. The effective interest rate on the Debentures was 4.5% per annum over the life of the Debentures.

On April 27, 2007, the Company repaid $25.0 million of its senior secured credit note, thereby reducing its outstanding indebtedness under the senior secured credit note to $99.1 million. Of the $25.0 million pay down, $10.4 million was a required payment under the terms of the senior secured credit note and $14.6 million represented a voluntary prepayment. Under the terms of the senior secured credit note, the interest rate spread over LIBOR has been reduced by 25 basis points. With strong earnings and cash flow in the first quarter of 2007 and a positive outlook for future quarters, the Company determined that it was appropriate to reduce indebtedness under the senior secured credit note at such time. The Company funded the repayment from internally available funds and bank call loans.

On August 2, 2007, the Company voluntarily repaid $15.0 million of its senior secured credit note plus accrued interest thereon, thereby reducing its outstanding indebtedness under the senior secured credit note to $83.8 million.

The obligations under the senior secured credit note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

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

On July 27, 2007, Moody’s Investor Service raised to positive from stable the rating outlook on the Company and its wholly-owned subsidiary, E.A. Viner International Co., recognizing the improvements in the Company’s performance over the last twelve months.  Moody’s maintains the following ratings for the Company and its subsidiaries: Oppenheimer Holdings Inc.: Foreign Currency Corporate Family Rating – B1; and E.A. Viner International Co. : $125 million seven year bank facility – B1.

Funding Risk

Dollar amounts are expressed in thousands.

	Six months ended June 30,
	2007	2006
Cash provided by operations	$39,061	$39,664
Cash used in investing activities	(4,873)	(2,107)
Cash used in financing activities	(17,857)	(41,970)
Net increase (decrease) in cash and cash equivalents	$16,331	$(4,413)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the second quarter of 2007, the Company did not purchase any Class A Shares pursuant to the Normal Course Issuer Bid.

During the second quarter of 2007, the Company issued 22,889 Class A Shares for a total consideration of $566 thousand related to employee exercises of options under the Company’s Equity Incentive Plan and 32,362 Class A Shares pursuant to the Company Employee Share Plan.

On May 18, 2007, the Company paid cash dividends of U.S. $0.10 per Class A and Class B Share totaling $1.3 million from available cash on hand. These dividends are “eligible dividends” for Canadian income tax purposes.

On July 27, 2007, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on August 24, 2007 to shareholders of record on August 10, 2007. This represents an increase of 10% in the quarterly dividend rate. These dividends are “eligible dividends” for Canadian income tax purposes.

The book value of the Company’s Class A and Class B Shares was $30.17 at June 30, 2007 compared to $26.46 at June 30, 2006, an increase of approximately 14%, based on total outstanding shares of 13,233,630 and 12,733,072, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended June 30, 2007 was 13,543,221 compared to 19,611,604 outstanding for the three months ended June 30, 2006, a net decrease of 31% due to the redemption, on July 31, 2006 ($140.8 million) and October 23, 2006 ($20.0 million), of the Company’s Debentures (exchangeable into 6.9 million Class A Shares).

On July 27, 2007, the Company announced that it is filing an application to voluntarily de-list its Class A Shares from the Toronto Stock Exchange effective August 31, 2007, or such other date as may be agreed. Substantially all of the Company’s active business is carried on in the United States through Oppenheimer and other subsidiaries. The preponderance of trading in the Class A Shares takes place through the facilities of the New York Stock Exchange. The Company has assessed the cost and benefits of maintaining the Toronto Stock Exchange listing and has determined that there are no material benefits to the Company or its shareholders to continue such a listing. The Company as a Canadian federally incorporated corporation and as a Canadian reporting issuer will continue to be subject to Canadian corporate law and provincial securities regulations. Canadian investors will continue to be able to trade in the Class A Shares through Canadian securities dealers that can trade through the facilities of the New York Stock Exchange.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 10 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the 2003 acquisition of the Oppenheimer divisions from CIBC World Markets, as well as debt assumed upon the refinancing in 2006 of the Debentures issued in 2003.

The following table sets forth these contractual and contingent commitments as at June 30, 2007:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$155	$15	$52	$43	$45
Senior secured credit note	$99	$30	$27	$30	$12
Zero coupon promissory notes	$12	$4	$3	$1	$4
Uncertain tax matters	$6	$4	-	-	2
Total	$272	$53	$82	$74	$63

New Accounting Pronouncements

Recently Adopted

In June 2006, the FASB issued FIN 48. This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the “more likely than not” criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of the monetary damages received. The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the three and six months ended June 30, 2007, the Company recorded approximately $166 thousand and $329 thousand, respectively, in interest related to the involuntary conversion of assets.

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

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdictions and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 to 2000 and 2001 to 2003), New York City (1998 – 2000), New Jersey (2002 – 2005), and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2007, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended June 30, 2007.

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

For information on proceedings that were terminated during the three months ended June 30, 2007, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters. On July 9, 2007, the Company entered into a Consent Order with the MSD.

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

ITEM 1A. Risk Factors

During the three months ended June 30, 2007, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The following discloses the voting results of the Annual and Special Meeting of Shareholders of Oppenheimer Holdings Inc. (the "Corporation") held on May 14, 2007.

		For	Against	Withheld
1.	Election of Directors	96,469	-	4

Each of the following nominees was elected as a director of the Corporation to serve until the termination of the next annual meeting of shareholders by the holders of the Corporation's Class B voting shares ("Class B shareholders") pursuant to a proxy solicitation pursuant to Regulation 14A under the Act:

J. L. Bitove

R. Crystal

A. G. Lowenthal

K. W. MacArthur

A. W. Oughtred

E. K. Roberts

B. Winberg

2.	Appointment of Auditors	96,469	-	4
	PricewaterhouseCoopers LLP were re-appointed as the auditors of the Corporation to hold office until the termination of the next annual meeting of shareholders
3.	Confirmation of Adoption of 2006 Equity Incentive Plan	96,469	4	-
	The adoption of the Corporation's 2006 Equity Incentive Plan was confirmed.
4.	Issue of Class A Shares to the Oppenheimer & Co. Inc. 401(k) Plan	96,465	8	-

The issue by the Board of Directors of the Corporation, from time to time, of up to an aggregate of 300,000 Class A non-voting shares of the Corporation to the Oppenheimer & Co. Inc. 401(k) Plan was authorized.

5.	April 27, 2006 Option Award	96,465	8	-

The grant by the Compensation and Stock Option Committee of the Board of Directors of the Corporation on April 27, 2006 of an option to purchase 10,000 Class A non-voting shares of the Corporation to an employee of Oppenheimer & Co. Inc. at the price of US $26.50 per share was approved.

ITEM 5. Other Information

Delisting of Class A Shares from the Toronto Stock Exchange

The Class A non-voting shares of the Company are listed on the New York Stock Exchange and the Toronto Stock Exchange.  The preponderance of trading in the Class A Shares take place on the New York Stock Exchange.  Substantially all of the Company's active business is carried on in the United States through Oppenheimer & Co. Inc. and other subsidiaries.  The directors of the Company have assessed the cost and benefits of maintaining the Toronto Stock Exchange Listing and have determined that there are no material benefits to the Company or its shareholders to continue such listing.  Accordingly, the directors have approved an application to voluntarily de-list the Class A non-voting shares from the Toronto Stock Exchange effective August 31, 2007 or such other date as may be agreed. The Company as a Canadian federally incorporated corporation and as a Canadian reporting issuer will continue to be subject to Canadian corporate law and provincial securities regulations. Canadian investors will continue to be able to trade in the Class A Shares of the Company through Canadian securities dealers that can trade through the facilities of the New York Stock Exchange.

ITEM 6. Exhibits

Exhibits

10.1	First Amendment (dated July 24, 2007) to Senior Secured Credit

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 7th day of August, 2007.

 OPPENHEIMER HOLDINGS INC.

                                   By: _____________________________

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:  _______________________________

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)