Form 10-Q
period 2007-09-30
OPPENHEIMER HOLDINGS INC
filed 2007-11-13
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 31, 2007 was 13,178,879 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2007	2006
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$33,338	$23,542
Cash and securities segregated for regulatory and
other purposes	65,380	45,035
Deposits with clearing organizations	12,898	11,355
Receivable from brokers and clearing organizations	713,620	643,914
Receivable from customers, net of allowance for doubtful
accounts of $668 ($665 in 2006)	898,743	979,350
Securities owned including amounts pledged of $1.8 million
($979 thousand in 2006), at market value	149,993	137,092
Notes receivable, net	46,235	52,340
Office facilities, net	18,183	16,478
Intangible assets, net of amortization	33,109	33,660
Goodwill	132,472	132,472
Other	64,768	84,852

	$2,168,739	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2007	2006
Expressed in thousands of dollars
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$45,034	$57,641
Bank call loans	60,100	79,500
Payable to brokers and clearing organizations	922,366	923,556
Payable to customers	402,483	384,881
Securities sold, but not yet purchased, at market value	9,322	7,315
Accrued compensation	115,197	116,235
Accounts payable and other liabilities	93,339	74,806
Income taxes payable	6,459	13,229
Zero coupon promissory note	9,985	14,576
Senior secured credit note	83,538	124,375
Deferred income tax, net	4,989	4,935
	1,752,812	1,801,049

Shareholders' equity
Share capital
2007 – 13,174,700 Class A non-voting shares
(2006 – 12,834,682 shares)	50,717	41,093
99,680 Class B voting shares	133	133
	50,850	41,226
Contributed capital	15,604	11,662
Retained earnings	350,060	306,153
Accumulated other comprehensive loss	(587)	-
	415,927	359,041

	$2,168,739	$2,160,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$91,498	$80,089	$268,981	$262,806
Principal transactions, net	12,003	12,420	32,515	32,392
Interest	27,366	27,764	84,536	81,984
Investment banking	22,691	15,832	97,389	49,475
Advisory fees	54,918	43,152	154,399	124,982
Other	6,697	9,206	18,219	30,898
	215,173	188,463	656,039	$582,537
EXPENSES:
Compensation and related expenses	127,271	111,270	386,677	338,228
Clearing and exchange fees	4,337	3,495	11,966	10,388
Communications and technology	12,859	12,234	38,609	34,970
Occupancy and equipment costs	12,062	12,944	36,671	37,958
Interest	14,226	17,032	43,857	47,651
Other	17,397	18,214	55,170	54,862
	188,152	175,189	572,950	524,057
Profit before income taxes	27,021	13,274	83,089	58,480
Income tax provision	10,747	5,601	34,259	24,453
NET PROFIT FOR THE PERIOD	$16,274	$7,673	$48,830	$34,027
Other comprehensive income (loss), net of tax
Change in cash flow hedges (net of tax
of $325 and $424, respectively, for the three
and nine months ended September 30, 2007)	(448)	-	(587)	-
COMPREHENSIVE INCOME FOR THE PERIOD	$15,826	$7,673	$48,243	$34,027

Earnings per share:
Basic	$1.23	$0.60	$3.70	$2.66
Diluted	$1.19	$0.51	$3.61	$1.99

Dividends declared per share	$0.11	$0.10	$0.32	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net profit for the period	$48,830	$34,027
Adjustments to reconcile net profit to net cash provided
by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	7,201	6,918
Deferred income tax	54	1,445
Amortization of notes receivable	14,215	15,720
Amortization of debt issuance costs	1,078	139
Amortization of intangibles	551	551
Provision for doubtful accounts	3	(227)
Share-based compensation	7,026	4,883
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory other purposes	(20,345)	(16,616)
Deposits with clearing organizations	(1,543)	2,012
Receivable from brokers and clearing organizations	(69,706)	35,248
Receivable from customers	80,604	101,524
Securities owned	(12,901)	20,141
Notes receivable	(8,110)	(9,602)
Other assets	19,007	15,921
Increase (decrease) in operating liabilities:
Drafts Payable	(12,607)	(3,197)
Payable to brokers and clearing organizations	(1,777)	40,897
Payable to customers	17,602	(147,747)
Securities sold, but not yet purchased	2,007	2,163
Accrued compensation	514	(254)
Accounts payable and other liabilities	14,374	(4,274)
Income taxes payable	(6,770)	511
Cash provided by operating activities	79,307	100,183

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Nine Months ended September 30,
	2007	2006

Cash flows from investing and other activities:
Purchase of fixed assets	(8,906)	(4,547)
Cash used in investing and other activities	(8,906)	(4,547)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(4,100)	(3,818)
Issuance of Class A non-voting shares	7,215	6,949
Tax benefit from employee stock options exercised	1,108	156
Repurchase of Class A non-voting shares for cancellation	-	(2,255)
Issue of senior secured credit note	-	125,000
Senior secured credit note repayments	(40,837)	(312)
Debt issuance costs	-	(4,035)
Redemption of variable rate exchangeable debentures	-	(140,822)
Zero coupon promissory note repayments	(4,591)	(6,466)
Bank loan repayments	-	(14,524)
Decrease in bank call loans, net	(19,400)	(69,323)
Cash used in financing activities	(60,605)	(109,450)

Net increase (decrease) in cash and cash equivalents	9,796	(13,814)
Cash and cash equivalents, beginning of period	23,542	32,013

Cash and cash equivalents, end of period	$33,338	$18,199

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$27,451	$31,498
Cash paid during the periods for income taxes	$32,744	$18,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Nine months ended September 30,
	2007	2006

Share capital
Balance at beginning of period	$41,226	$32,631
Issue of Class A non-voting shares	9,624	7,539
Repurchase of Class A non-voting shares for cancellation	-	(2,255)
Balance at end of period	$50,850	$37,915

Contributed capital
Balance at beginning of period	$11,662	$8,810
Tax benefit from share-based awards	1,108	156
Share-based expense	2,834	2,153
Balance at end of period	$15,604	$11,119

Retained earnings
Balance at beginning of period	$306,153	$266,682
Cumulative effect of an accounting change	(823)	-
Net profit for the period	48,830	34,027
Dividends of $0.33 per share in 2007 ($0.30 per share in 2006)	(4,100)	(3,818)
Balance at end of period	$350,060	$296,891

Accumulated other comprehensive loss
Balance at beginning of period	-	-
Change in cash flow hedges, net of tax	$(587)
Balance at end of period	$(587)	-

TOTAL SHAREHOLDERS' EQUITY	$415,927	$345,925

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

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of monetary damages received.  The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the three and nine months ended September 30, 2007, the Company recorded approximately $173 thousand and $502 thousand, respectively, in interest related to the involuntary conversion of assets.

The Company is in discussions with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2005 tax period and expects the matter to be resolved within the next twelve months without a material impact to the Company’s effective income tax rate.  At this time, management cannot estimate a range for any possible change in the unrecognized tax benefit.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdiction and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 – 2000 and 2001 – 2003), New York City (1998 – 2000), New Jersey (2002 – 2005), Florida (2004 – 2006) and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs. The decrease in the effective tax rate for the three months ended September 30, 2007 was a result of favorable resolutions of tax matters during the period.

Recently Issued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS 157 will not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company has determined that adoption of SFAS 159 will not have a material impact on its condensed consolidated financial statements.

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

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Basic weighted average number of shares outstanding	13,264,228	12,784,096	13,197,999	12,810,492
Net effect, if converted method (1)	-	2,907,372	-	5,575,715
Net effect, treasury method (2)	434,731	81,731	325,401	25,997
Diluted weighted average number of shares outstanding	13,698,959	15,773,199	13,523,400	18,412,204

Net profit for the period, as reported	$16,274	$7,673	$48,830	$34,027
Effect of dilutive exchangeable debentures	-	416	-	2,543
Net profit, available to shareholders and assumed conversions	$16,274	$8,089	$48,830	$36,570

Basic earnings per share	$1.23	$0.60	$3.70	$2.66
Diluted earnings per share	$1.19	$0.51	$3.61	$1.99

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

(2)

The diluted EPS computations do not include the antidilutive effect of Class A Shares granted under share-based compensation arrangements – 4,103 and 672,724, respectively, for the three months ended September 30, 2007 and 2006; and 84,103 and 1,196,694, respectively, for the nine months ended September 30, 2007 and 2006.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	September 30, 2007	December 31, 2006
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$568,584	$529,854
Receivable from brokers	71,555	45,027
Securities failed to deliver	40,581	33,759
Clearing organizations	13,879	4,896
Omnibus accounts	16,448	18,490
Other	2,573	11,888
	$713,620	$643,914

	September 30, 2007	December 31, 2006
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$895,728	$885,655
Securities failed to receive	24,749	36,810
Clearing organizations and other	1,889	1,091
	$922,366	$923,556

5. Securities owned and securities sold, but not yet purchased (at market value)

    Dollar amounts are expressed in thousands.

	September 30, 2007	December 31, 2006
Securities owned consist of:
Corporate equities and warrants	$39,878	$42,508
Corporate and sovereign obligations	30,687	41,747
U.S. government and agency and state and
municipal government obligations	77,661	49,974
Money market funds and other	1,767	2,863
	$149,993	$137,092

	September 30, 2007	December 31, 2006
Securities sold, but not yet purchased consist of:
Corporate equities	$3,385	$3,609
Corporate and sovereign obligations	1,626	2,336
U.S. government and agency and state and
municipal government obligations and other	4,311	1,370
	$9,322	$7,315

Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market and fair values. Included in securities owned at September 30, 2007 are corporate equities with market values of approximately $15.9 million ($14.9 million at December 31, 2006), which are correlated to deferred compensation liabilities to certain employees. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $5.0 million and $6.0 million, respectively, at September 30, 2007 and December 31, 2006, which relate to restricted shares of NYSE Group Inc. At September 30, 2007, the Company had pledged securities owned of approximately $1.8 million ($979 thousand at December 31, 2006) as collateral to counterparties for stock loan transactions, which can be sold or repledged.

6. Long term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	September 30, 2007

Zero Coupon Promissory Note,
issued January 2, 2003 (a)	-	0%	$9,985

Senior Secured Credit Note (b)	7/31/2013	7.86%	$83,538

(a) The Zero Coupon Promissory Note is repayable as related employee notes receivable, which are assigned to Oppenheimer, become due or are forgiven. Such payments are to be made notwithstanding whether any of the employees’ loans default. Of the $10.0 million due as at September 30, 2007, $3.0 million is expected to be paid within 12 months.

(b) On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (“LIBOR”) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. On April 27¸ 2007, the Company repaid $25.0 million of its Senior Secured Credit Note. Of the $25.0 million repaid, $10.4 million was a required payment under the terms of the Senior Secured Credit Note and $14.6 million represented a voluntary prepayment. On August 2, 2007, the Company voluntarily repaid a further $15.0 million of its Senior Secured Credit Note plus accrued interest thereon. In accordance with the Senior Secured Credit Note , the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At September 30, 2007, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the three months ended September 30, 2007 was 7.86%. Under the terms of the Senior Secured Credit Note, effective January 1, 2007, the interest rate spread over LIBOR was reduced by 25 basis points. Interest expense for the three and nine months ended September 30, 2007 was $1.8 million and $6.3 million, respectively. Of the $83.5 million due as at September 30, 2007, $14.5 million is expected to be paid within 12 months.

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

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Class A Shares outstanding, beginning of period	13,133,950	12,633,392	12,834,682	12,496,141
Issued to the Company’s 401(k) Plan	-	-	95,425	104,725
Issued pursuant to the share-based compensation plans	40,750	79,130	244,593	222,356
Repurchased pursuant to the issuer bid	-	-	-	(110,700)
Class A Shares outstanding, end of period	13,174,700	12,712,522	13,174,700	12,712,522

8. Net capital requirements and stock exchange seats

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2007, the net capital of Oppenheimer as calculated under the Rule was $184.3 million or 14.84% of Oppenheimer's aggregate debit items. This was $159.1 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2007, Freedom had net capital of $7.0 million, which was $6.7 million in excess of the $250,000 required to be maintained at that date.

Included in other assets in the condensed consolidated balance sheets are exchange memberships carried at cost of $158 thousand with market values of $3.3 million and $2.2 million at September 30, 2007 and December 31, 2006, respectively.

9. Collateralized transactions

The Company’s customer financing and securities lending activities require the Company to pledge firm and customer securities as collateral for various financing sources.

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

Securities lending

The Company has received securities of approximately $549.4 million under securities borrow agreements of which the Company has repledged approximately $367.5 million under securities loans agreements at September 30, 2007. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling approximately $337.4 million at September 30, 2007.

Bank call loans

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At September 30, 2007, these loans, collateralized by firm and customer securities (with market values of approximately $50.9 million and $29.0 million, respectively), are primarily with two U.S. money center banks.

Margin lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At September 30, 2007, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $491.7 million under securities loan agreements and approximately $29.0 million with respect to bank call loans.

Securities owned

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  Pledged securities that can be sold or repledged by the secured party are identified as “Securities owned including amounts pledged” on the condensed consolidated balance sheets. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $50.9 million as at September 30, 2007.

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

Interest rate swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. At September 30, 2007, the effective portion of the loss on the interest rate swaps was approximately $772 thousand and this amount has been recorded net of tax as accumulated other comprehensive loss on the condensed consolidated balance sheet.  There was no ineffective portion as at September 30, 2007. Information on these swaps is summarized in the following table:

Dollar amounts are expressed in thousands.

	September 30, 2007	December 31, 2006
Notional principal amount	$77,000	$99,000
Weighted-average fixed interest rate	5.45%	5.45%
Weighted-average maturity	1.4 years	1.4 years

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

Futures contracts

Futures contracts represent commitments to purchase or sell securities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2007, the Company had open contracts for U.S. Treasury futures.

Fair values of the Company’s financial instruments with off-balance sheet risk which are included in receivable from brokers and clearing organizations and payable to brokers and clearing organizations are as follows:

Dollar amounts are expressed in thousands.

	September 30, 2007			September 30, 2006
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$77,000	-	$1,010	$99,000	-	-
U.S. Treasury futures	$34,600	$95	-	$46,800	-	$312
Purchase of TBAs	$1,484	$421	-	$19,098	$208	-
Sale of TBAs	$1,134	-	$92	$18,583	$3	-

Clearing arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates, which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on commodity exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2007, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers with which it conducts business.

11. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

12.  Reclassification of prior period revenue

Certain prior period amounts in the condensed consolidated statement of income have been reclassified to conform with current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	As reported	Reclassified	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$85,101	$80,089	$268,545	$262,806
Principal transactions, net	$28,197	$12,420	$86,453	$32,392
Advisory fees	$27,628	$43,152	$81,780	$124,982

The most significant changes are the reclassification from principal transactions, net, to commissions of the portion of the mark-up that gets credited to the financial advisor for over-the-counter transactions where the Company operates in either a riskless principal or market making capacity; and the reclassification from commissions to advisory fees for the Private Client Division's share of fee-based revenue.

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

   Dollar amounts are expressed in thousands.

	Three months ended September 30,		Nine months ended September 30,
In thousands of dollars	2007	2006	2007	2006
Revenue:
Private Client	$156,978	$140,435	$479,587	$436,220
Capital Markets	37,180	32,130	119,237	87,102
Asset Management	18,585	11,253	50,696	39,199
Other *	2,430	4,645	6,519	20,016
Total	$215,173	$188,463	$656,039	$582,537

Operating Income (Loss):
Private Client	$18,974	$7,871	$57,616	$36,047
Capital Markets	6,616	977	25,394	7,896
Asset Management	2,672	91	4,652	1,947
Other *	(1,241)	4,335	(4,573)	12,590
Total	$27,021	$13,274	$83,089	$58,480

* Other revenue and other operating income for the nine months ended September 30, 2006 include approximately $3.6 million related to the gain on extinguishment of the Debentures ($140.8 million on July 31, 2006 and the remaining $20.0 million on October 23, 2006) and $12.4 million related to the NYSE Group Inc. transactions. The NYSE Group Inc. / Archipelago merger took place in March 2006.

14. Subsequent events

(a) On October 25, 2007, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on November 23, 2007 to Class A and Class B shareholders of record on November 9, 2007.

(b) On November 4, 2007, the Company announced that it has agreed to buy a major part of CIBC World Markets’ U.S. capital markets businesses, subject to applicable regulatory approval.

The businesses to be acquired by the Company employ over 700 people and include CIBC’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related operations located in the U.K, Israel and Hong Kong. Annualized revenue of these businesses, based on CIBC’s most recently published results for the nine months ended July 31, 2007, is in excess of $400 million. Closing, subject to applicable regulatory approval, is expected to occur on January 2, 2008 with respect to the U.S. domestic operations. A second closing is anticipated for the overseas operations following regulatory approval.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the combined Capital Markets Division of Oppenheimer and the acquired businesses for the calendar years 2008 through 2012, (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date plus (2) warrants to purchase 1,000,000 Class A non-voting shares of the Company at $48.63 per share exercisable five years from closing, and (3) cash consideration at closing equal to the book value of certain fixed assets being acquired.

As part of the transaction, the Company will borrow $100 million from CIBC in the form of a five-year subordinated loan, to support the newly acquired businesses. In addition, CIBC will provide a warehouse facility, initially up to $1.5 billion, to a newly formed U.S. entity to finance the syndicated loans of middle market companies that are syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by the Company and CIBC.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, securities lending activities, trust services and investment advisory and asset management services. The Company provides its services from 81 offices in 21 states located throughout the United States through its principal subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker-dealer in securities, and Oppenheimer Asset Management Inc. (“OAM), a registered investment advisor under the Investment Advisers Act of 1940, and conducts business from 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2007 totaled approximately $63.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha Program and OMEGA Group divisions. Assets under fee-based management increased by 22% to $17.4 billion at September 30, 2007 compared to $14.3 billion at September 30, 2006, reflecting organic growth and increases in market value. Advisory fees include wrap fees on managed products in client accounts, administrative fees on money market shares held as agent for clients and management and performance fees on alternative investments. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments Inc. and through BUYandHOLD, a division of Freedom. Evanston Financial Corporation is engaged in mortgage brokerage and servicing. At September 30, 2007, the Company employed approximately 2,907 people, of whom 1,664 were registered personnel, including approximately 1,232 financial advisors.

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

During the three months ended September 30, 2007, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the third quarter, equity and debt markets were extremely volatile reflecting substantial uncertainty about the impact of defaults and foreclosures in the sub-prime mortgage market, as well as the inability of the credit markets to assess the creditworthiness of numerous issuers of commercial paper and asset backed securities. This, together with high oil and gas prices, a weak U.S. dollar and uncertainty about the chances of a recession in the United States, caused a sell-off in the U.S. securities markets during most of July and August. This was followed by a strong rally in September following the Federal Reserve’s announcement of a reduction in the discount rate and later in the benchmark federal funds rate.

Interest rate changes also impact the Company’s fixed income businesses as well as its cost of borrowed funds. Despite the Federal Reserve’s reduction in the discount rate in September 2007, average interest rates were higher in the nine months ended September 30, 2007 compared to the same period in 2006. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

 Regulatory Environment

The brokerage business is subject to regulation by the SEC, FINRA (formerly the NYSE and NASD) and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. This regulatory environment has resulted in increased costs of compliance with rules and regulations, in particular, the impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) that are related thereto. The expectation is that the increased costs of compliance in today’s regulatory environment are not temporary.

Mutual Fund Inquiry

Since the third quarter of 2003, Oppenheimer has been responding to the SEC, the NY State Attorney General (the “NYAG”), FINRA and other regulators as part of an industry-wide review of market timing, late trading and other activities involving mutual funds.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  On June 5, 2006, Oppenheimer received an invitation from the NYSE to make a “Wells Submission” (a formal response to a request from a regulator that describes why an action should not be brought) with respect to its activities as a broker-dealer and as a clearing firm in connection with allegedly improper market timing (not late trading) of mutual funds by several former employees.

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

On October 30, 2007, the Financial Industry Regulatory Authority (“FINRA”) issued an order (the “Settlement Order”) accepting a settlement of the previously reported disciplinary proceeding brought against Oppenheimer and Oppenheimer’s Chairman and CEO Albert G. Lowenthal.  The disciplinary proceeding related to issues associated with Oppenheimer’s response to an industry-wide mutual fund breakpoint survey.  Pursuant to the Settlement Order, all charges brought against Mr. Lowenthal were dismissed in their entirety.

In addition, pursuant to the Settlement Order, Oppenheimer, without admitting or denying the allegations of the Complaint agreed to a censure, the payment of a fine in the amount of  $1 million  and agreed to undertake (i) to engage an independent consultant to evaluate its policies, systems and procedures for responding to information requests from regulators and  (ii) to conduct and report the results of internal audits of its processes for intake, assignment and responses to regulatory inquiries to FINRA quarterly for the next six quarters.

As previously reported, the Company had set aside sufficient amounts to fully reserve for this matter.

As previously disclosed, the Company has returned to customers approximately $800,000 in breakpoint credits and revised and enhanced procedures for determining applicable breakpoints. All amounts due to customers have been refunded.

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

Results of Operations

Net profit was $16.3 million or $1.23 per share for the third quarter of 2007, an increase of approximately 112% when compared to net profit of $7.7 million or $0.60 per share in the third quarter of 2006. Revenue for the third quarter of 2007 was $215.2 million, an increase of 14% compared to revenue of $188.5 million in the third quarter of 2006.

Net profit for the nine months ended September 30, 2007 was $48.8 million or $3.70 per share compared to $34.0 million or $2.66 per share in the same period of 2006, an increase of 44% in net profit. Revenue for the nine months ended September 30, 2007 was $656.0 million compared to $582.5 million for the same period in 2006, an increase of 13%. Revenue and profit before taxes for the nine months ended September 30, 2007 were up 16% and 95%, respectively, compared to the same period of 2006 excluding (a) a non-recurring gain of $12.4 million (most of which was generated in the first quarter of 2006) related to the exchange of the Company’s three NYSE memberships for cash and NYSE Group common shares and (b) a non-recurring gain on the early extinguishment of the Company’s outstanding Debentures in the amount of $3.6 million

(cumulatively $0.72 per share).

The Company’s expenses for the three and nine months ended September 30, 2007 increased 7% and 9%, respectively, compared to the same periods of 2006, primarily due to increased compensation and related costs. The increase in compensation costs is primarily attributable to the increased levels of business in the three and nine months ended September 30, 2007 compared to the same periods of 2006. Another large component of the year-to-date increase in compensation costs is attributable to share-based compensation costs. In the nine months ended September 30, 2007, share-based compensation expenses amounted to $7.1 million ($4.9 million in the comparable period of 2006). Communications and data processing costs increased in the three and nine months ended September 30, 2007 compared to the same periods in 2006, reflecting the Company’s investment in its technology platform. Despite higher interest rates, interest expense declined in the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily reflecting lower levels of bank borrowing and the impact of principal payments on the Company’s Senior Secured Credit Note which totaled $40.8 million through September 30, 2007. The decrease in the effective tax rate for the three months ended September 30, 2007 was a result of favorable resolutions of tax matters during the period.

As previously reported, on July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The interest rate on the Senior Secured Credit Note was 7.86% in the third quarter of 2007.

On April 27, 2007, the Company repaid $25.0 million of its Senior Secured Credit Note. Of the $25.0 million pay down, $10.4 million was a required payment under the terms of the Senior Secured Credit Note and $14.6 million represented a voluntary prepayment. On August 2, 2007, the Company voluntarily repaid a further $15.0 million of its Senior Secured Credit Note plus accrued interest thereon, thereby reducing its outstanding indebtedness under the senior secured credit note to $83.5 million. Under the terms of the Senior Secured Credit Note, the interest rate spread over LIBOR has been reduced by 25 basis points.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended September 30,		Nine Months ended September 30,
	2007 versus 2006		2007 versus 2006
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change
Revenue -
Commissions	$11,409	+14%	$6,175	+2%
Principal transactions, net	(417)	-3%	123	-
Interest	(398)	-1%	2,552	+3%
Investment banking	6,859	+43%	47,914	+97%
Advisory fees	11,766	+27%	29,417	+24%
Other	(2,509)	-27%	(12,679)	-41%
Total revenue	26,710	+14%	73,502	+13%

Expenses -
Compensation and related expenses	16,001	+14%	48,449	+14%
Clearing and exchanges fees	842	+24%	1,578	+15%
Communications and technology	625	+5%	3,639	+10%
Occupancy and equipment costs	(882)	-7%	(1,287)	-3%
Interest	(2,806)	-16%	(3,794)	-8%
Other	(817)	-4%	308	+1%
Total expenses	12,963	+7%	48,893	+9%
Profit before income taxes	13,747	+104%	24,609	+42%
Income tax provision	5,146	+92%	9.806	+40%
Net profit	$8,601	+112%	$14,803	+44%

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. Commission revenue in the three and nine months ended September 30, 2007 increased 14% and 2%, respectively, compared to the same periods of 2006. In the three months ended September 30, 2007, approximately 63% of the increase in commissions was generated in the over-the-counter market and approximately 22% from sales of annuities. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to traditional fee-based arrangements. Net revenue from principal transactions for the three and nine months ended September 30, 2007 decreased by 3% and was flat, respectively, compared to the comparable periods of 2006. With increased market volatility, the Company has scaled back its exposure to proprietary trading activities. As previously disclosed, the Company has no exposure to the issues surrounding the sub-prime mortgage market.  Investment banking revenues in the three and nine months ended September 30, 2007 increased 43% and 97%, respectively, compared with the same periods of 2006. In the three months ended September 30, 2007, approximately 46% of the increase was generated by corporate finance advisory and placement fees and approximately 28% of the increase from syndicate sales. The increase can be attributed to the increased emphasis and staffing levels of the investment banking effort as well as the capital market’s appetite for the securities of small and mid-cap offerings. Advisory fees for the three and nine months ended September 30, 2007 increased by 27% and 24%, respectively, compared to the same periods of 2006 primarily as a result of increases in traditional fee-based assets under management. Assets under management by the asset management group increased 22% to $17.4 billion at September 30, 2007 compared to $14.3 billion at September 30, 2006, reflecting organic growth and increases in market value. The Company continues to build its base of annualized revenues through employee and client education and in connection with its dedication to assisting clients in their asset allocation process. Other revenue in the nine months ended September 30, 2006 includes a gain on the exchange of the Company’s NYSE seats for cash and NYSE Group common shares of $12.4 million as well as a non-recurring gain on the early extinguishment of the debentures in the amount of $3.6 million, as described above..

Interest

Net interest revenue (interest revenue less interest expense) in the three and nine months ended September 30, 2007 increased by 22% and 18% compared to the same periods of 2006. In the three and nine months ended September 30, 2007, interest revenue (which primarily relates to revenue from customer margin balances and securities lending activities) was flat and increased by 3%, respectively, compared to the same periods in 2006. In the nine months ended September 30, 2007, the increase in average stock borrow balances of approximately 13% compared to the same period of 2006 more than offset a small decrease in average customer debit balances. Interest expense in the three and nine months ended September 30, 2007 decreased by 16% and 8%, respectively. In the three and nine months ended September 30, 2007, 29% and 62%, respectively, of the decrease came from lower interest expense related to the Company’s Debentures (repaid in full on October 23, 2006) and senior secured credit note (originally issued on July 31, 2006 in the amount of $125 million and with an outstanding balance of $83.5 million at September 30, 2007). See discussion above.  In the three and nine months ended September 30, 2007, the other significant reason for the decrease in interest expense related to lower average bank call loan balances in 2007 compared to 2006 as a result of stronger business and cash flows in 2007.

Expenses, other than interest

Compensation and related costs in the three and nine months ended September 30, 2007 increased by 14% compared to the comparable periods of 2006. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, increased with the increased levels of business conducted in the 2007 periods compared to the comparable periods of 2006. The amortization of forgivable loans to brokers is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. Another large component of the 2007 year-to-date increase in compensation costs is attributable to share-based compensation costs totaling $7.1 million ($4.9 million in the comparable period of 2006) primarily related to outstanding stock appreciation rights which, under accounting guidelines, are re-measured at fair value at each period end based on the closing price of the Company’s Class A Shares. The cost of clearing and exchange fees in the three and nine months ended September 30, 2007 increased by 24% and 15%, respectively, compared to the same period of 2006 due to higher transaction volume in 2007 compared to 2006. The cost of communications and technology in the three and nine months ended September 30, 2007 increased by 5% and 10%, respectively, compared to the comparable periods of 2006, reflecting the Company’s continued commitment to improve its technology platform. Occupancy and equipment costs for the three and nine months ended September 30, 2007 decreased by 7% and 3%, respectively, compared to the same periods of 2006 due to reductions in equipment maintenance and rental expense in 2007 compared to 2006. Other expenses in the three and nine months ended September 30, 2007 decreased by 4% and increased by 1%, respectively compared to the same periods of 2006. Included in other expenses, bad debt expense was flat compared to the same periods of 2006. In the three months ended September 30, 2007, increased third party finders fees expense was offset by decreased costs for legal and regulatory settlements.

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

Liquidity and Capital Resources

Total assets at September 30, 2007 increased by less than 1% from December 31, 2006 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At September 30, 2007, $60.1 million of such borrowings were outstanding compared to outstanding borrowings of $79.5 million at

December 31, 2006. At September 30, 2007, the Company had available collateralized and uncollateralized letters of credit of $240.2 million.

In connection with the acquisition of the Oppenheimer divisions from CIBC World Markets in January 2003, the Company issued variable rate exchangeable debentures (the “Debentures”) in the amount of approximately $161.8 million and a zero coupon promissory note in the amount of approximately $65.5 million. The Debentures were redeemed on July 31, 2006 ($141.8 million) and the remaining balance on October 23, 2006 ($20.0 million) through the issue of a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million plus internally available funds and an increase in bank call loans. The Senior Secured Credit Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.30 (total long-term debt divided by EBITDA). At September 30, 2007, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the three months ended September 30, 2007 was 7.86%. Interest expense for the three and nine months ended September 30, 2007 was $1.8 million and $6.4 million, respectively, on the Senior Secured Credit Note. The effective interest rate on the Debentures was 4.5% per annum over the life of the Debentures.

On April 27, 2007, the Company repaid $25.0 million of its Senior Secured Credit Note. Of the $25.0 million pay down, $10.4 million was a required payment under the terms of the Senior Secured Credit Note and $14.6 million represented a voluntary prepayment. Under the terms of the Senior Secured Credit Note, the interest rate spread over LIBOR has been reduced by 25 basis points. With strong earnings and cash flow in the first quarter of 2007 and a positive outlook for future quarters, the Company determined that it was appropriate to reduce indebtedness under the Senior Secured Credit Note at such time. The Company funded the repayment from internally available funds and bank call loans.

On August 2, 2007, the Company voluntarily repaid $15.0 million of its Senior Secured Credit Note plus accrued interest thereon, thereby reducing its outstanding indebtedness under the Senior Secured Credit Note to $83.5 million.

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

On July 27, 2007, Moody’s Investor Service raised to positive from stable the rating outlook on the Company and its wholly-owned subsidiary, E.A. Viner International Co., recognizing the improvements in the Company’s performance over the last twelve months.  Moody’s maintains the following ratings for the Company and its subsidiaries: Oppenheimer Holdings Inc.: Foreign Currency Corporate Family Rating – B1; and E.A. Viner International Co.: $125 million seven year bank facility – B1.

Funding Risk

Dollar amounts are expressed in thousands.

	Nine months ended September 30,
	2007	2006
Cash provided by operations	$79,307	$100,183
Cash used in investing activities	(8,906)	(4,547)
Cash used in financing activities	(60,605)	(109,450)
Net increase (decrease) in cash and cash equivalents	$9,796	$(13,814)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

On August 10, 2007, the Company announced its intention to purchase up to 650,000 Class A Shares using the facilities of the NYSE commencing on August 14, 2007 and terminating on August 13, 2008. Class A Shares purchased pursuant to the Issuer Bid are cancelled. During the third quarter of 2007, the Company did not purchase any Class A Shares pursuant to the Issuer Bid.

During the third quarter of 2007, the Company issued 40,750 Class A Shares for a total consideration of $1.0 million related to employee exercises of options under the Company’s Equity Incentive Plan.

On August 24, 2007, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

On October 26, 2007, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on November 23, 2007 to shareholders of record on November 9, 2007. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

At September 30, 2007, shareholders’ equity was $416 million and book value per share was $31.33 compared to shareholders’ equity of $346 million and book value of $27.00 at September 30, 2006, an increase of approximately 16%, based on total outstanding shares of 13,274,380 and 12,812,202, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended September 30, 2007 was 13,698,959 compared to 15,773,199 outstanding for the three months ended September 30, 2006, a net decrease of 13% due to the redemption, on July 31, 2006 ($140.8 million) and October 23, 2006 ($20.0 million), of the Company’s Debentures (exchangeable into 6.9 million Class A Shares).

On August 31, 2007, the Company voluntarily de-listed its Class A Shares from the Toronto Stock Exchange. Substantially all of the Company’s active business is carried on in the United States through Oppenheimer and other subsidiaries. The preponderance of trading in the Class A Shares takes place through the facilities of the New York Stock Exchange. The Company has assessed the cost and benefits of maintaining the Toronto Stock Exchange listing and has determined that there are no material benefits to the Company or its shareholders to continue such a listing. The Company as a Canadian federally incorporated corporation and as a Canadian reporting issuer will continue to be subject to Canadian corporate law and provincial securities regulations. Canadian investors will continue to be able to trade in the Class A Shares through Canadian securities dealers that can trade through the facilities of the New York Stock Exchange.

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

The following table sets forth these contractual and contingent commitments as at September 30, 2007:

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$152	$7	$54	$44	$47
Senior secured credit note	$83	$16	$27	$30	$10
Zero coupon promissory notes	$10	$3	$2	$1	$4
Uncertain tax matters	$6	$4	-	-	$2
Total	$251	$30	$83	$75	$63

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

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which is included in accounts payable and other liabilities on the condensed consolidated balance sheet.  The Company’s uncertain tax positions primarily consist of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of monetary damages received. The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the three and nine months ended September 30, 2007, the Company recorded approximately $173 thousand and $502 thousand, respectively, in interest related to the involuntary conversion of assets.

The Company is in discussions with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2005 tax period and expects the matter to be resolved within the next twelve months without a material impact to the Company’s effective income tax rate.  At this time, management cannot estimate a range for any possible change in the unrecognized tax benefit.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdiction and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York State (1998 – 2000 and 2001 – 2003), New York City (1998 – 2000), New Jersey (2002 – 2005), Florida (2004 – 2006) and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the condensed consolidated balance sheet, although a resolution could have a material effect on the

Company’s condensed consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs. The decrease in the effective tax rate for the three months ended September 30, 2007 was a result of favorable resolutions of tax matters during the period.

Recently Issued

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS 157 will not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157.  The Company has determined that adoption of SFAS 159 will not have a material impact on its condensed consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2007, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company confirms that its management, including its Chief Executive Officer and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended September 30, 2007.

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

For information on proceedings that were terminated during the three months ended September 30, 2007, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.

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

ITEM 1A. Risk Factors

During the three months ended September 30, 2007, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

Delisting of Class A Shares from the Toronto Stock Exchange

The Class A non-voting shares of the Company are listed on the New York Stock Exchange and the Toronto Stock Exchange.  The preponderance of trading in the Class A Shares take place on the New York Stock Exchange.  Substantially all of the Company's active business is carried on in the United States through Oppenheimer & Co. Inc. and other subsidiaries.  The directors of the Company have assessed the cost and benefits of maintaining the Toronto Stock Exchange Listing and have determined that there are no material benefits to the Company or its shareholders to continue such listing.  Accordingly, the directors have approved an application to voluntarily de-list the Class A non-voting shares from the Toronto Stock Exchange effective August 31, 2007 and such application has been approved by the Toronto Stock Exchange. The Company as a Canadian federally incorporated corporation and as a Canadian reporting issuer will continue to be subject to Canadian corporate law and provincial securities regulations. Canadian investors will continue to be able to trade in the Class A Shares of the Company through Canadian securities dealers that can trade through the facilities of the New York Stock Exchange.

Subsequent Event

On November 4, 2007, the Company announced that it has agreed to buy a major part of CIBC World Markets’ U.S. capital markets businesses, subject to applicable regulatory approval.

The businesses to be acquired by the Company employ over 700 people and include CIBC’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related operations located in the U.K, Israel and Hong Kong. Annualized revenue of these businesses, based on CIBC’s most recently published results for the nine months ended July 31, 2007, is in excess of $400 million. Closing, subject to applicable regulatory approval, is expected to occur on January 2, 2008 with respect to the U.S. domestic operations. A second closing is anticipated for the overseas operations following regulatory approval.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the combined Capital Markets Division of Oppenheimer and the acquired businesses for the calendar years 2008 through 2012, (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date plus (2) warrants to purchase 1,000,000 Class A non-voting shares of the Company at $48.63 per share exercisable five years from closing, and (3) cash consideration at closing equal to the book value of certain fixed assets being acquired.

As part of the transaction, the Company will borrow $100 million from CIBC in the form of a five-year subordinated loan, to support the newly acquired businesses. In addition, CIBC will provide a warehouse facility, initially up to $1.5 billion, to a newly formed U.S. entity to finance the syndicated loans of middle market companies that are syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by the Company and CIBC.

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 9th day of November, 2007.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)