Form 10-K
period 2007-12-31
OPPENHEIMER HOLDINGS INC
filed 2008-03-07
CIK 791963

_________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2007 was $676,398,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 29, 2007 of $51.50.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on February 28, 2008 was 13,490,008 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders (to be held on May 5, 2008) to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

OVERVIEW

Oppenheimer Holdings Inc. (the “Company”), through its operating subsidiaries, is a leading middle-market investment bank and full service investment dealer.  With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.  The Company owns, directly or through subsidiaries, Oppenheimer & Co., a New York-based securities broker-dealer (“Oppenheimer”), Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments Inc.  (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, and Evanston Financial Inc. (“Evanston”), an Federal Housing Administration (“FHA”) approved mortgage company based in Pennsylvania (collectively referred to as the “Operating Subsidiaries”).

On January 14, 2008, the Company acquired CIBC World Markets’ U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as CIBC Israel Ltd. (the “New Capital Markets Business”). The New Capital Markets Business employs over 600 people and, based on Canadian Imperial Bank of Canada’s  (“CIBC”) most recently published results, produced over $400 million in revenue for the year ended October 31, 2007. The acquisition of related operations in Asia and the UK is expected to close at a later time, subject to regulatory approval. The acquisition significantly increases the Company’s penetration in capital markets activities.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the combined Capital Markets Division of Oppenheimer  and the acquired businesses for the calendar years 2008 through 2012,(in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 Class A non-voting shares of the Company at $48.62 per share exercisable five years from the January 2008 closing, 3) cash consideration at closing equal to the fair market value of certain inventories in the amount of $48.2 million, and (4) a payment at closing in the amount of $2.5 million for office facilities. The acquisition will be accounted for using the purchase method. For more information on the acquisition, see (416) 643-5570 20 to the Company’s consolidated financial statements for the year ended December 31, 2007 included in Item 8.

The Company’s principal place of business is at 20 Eglinton Avenue West, Suite 1110, Toronto, Ontario, Canada M4R 1K8 and its telephone number is (416) 322-1515. The Company’s Internet address is www.opco.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other Securities Exchange Commission (“SEC”) filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,243 financial advisors in 81 offices located throughout the United States and 2 offices in Latin America through local broker-dealers. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. As of December 31, 2007, the Company held client assets of approximately $62.3 billion.

Full-Service Brokerage – Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts.  A substantial portion of Oppenheimer's revenue is derived from commissions from retail customers through accounts with transaction-based pricing.  Brokerage commissions are charged on investment products in accordance with a schedule, which Oppenheimer has formulated. Discounts are available to customers based on transaction size and volume.

Wealth Planning – Oppenheimer also offers financial and wealth planning services which include individual and corporate retirement solutions, including insurance and annuities products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education saving programs, and trust and fiduciary services to individual and corporate clients.

Margin Lending – Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.  The customer is charged for such margin financing at interest rates derived from Oppenheimer’s “base” rate as defined, as well as the brokers’ loan rate, and LIBOR.

Securities Lending – In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes.  Oppenheimer earns interest on its cash collateral provided and pays interest on the cash collateral received less a rebate earned for lending securities.

Discount Brokerage – Through Freedom, Oppenheimer offers online equity investing and discount brokerage services to individual investors.

ASSET MANAGEMENT

Oppenheimer offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels.  Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds.  Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts.  At December 31, 2007, Oppenheimer and OAM had approximately $17.5 billion of client assets under management.

Separate Managed Accounts – Through its Consulting Group, Oppenheimer provides clients with objective, third-party managed wrap fee-based programs, including two separate account programs: Investment Advisory Services (IAS) and Strategic Asset Review (STAR) and a long-term strategic asset allocation program, Portfolio Advisory Services (“PAS”), that utilizes mutual funds as the investment vehicle.

Investment Advisory Services – Oppenheimer Investment Advisors (OIA) offers internal portfolio managers servicing high-net-worth individuals, retirement plans, endowments, foundations and trusts using equity and fixed income strategies.

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha programs, Oppenheimer offers discretionary investment management wrap programs with a client-focused approach to money management servicing high-net-worth individuals and families, endowments and foundations and institutions.

Fee-Based Non-Discretionary Accounts – Oppenheimer’s Preference Program allows clients to pay an advisory fee on a quarterly basis with no commissions or additional charges for transactions. The program includes features like initial portfolio consultation, quarterly performance reporting and periodic consultation.

Institutional Investment Management – Oppenheimer Investment Management (OIM) provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.

Alternative Investments – Oppenheimer offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager, fund of funds and private equity vehicles. The Company, as general partner in these investments, typically earns 1% to 2% in management fees and 20% performance (or incentive) fees from these funds.

CAPITAL MARKETS

Investment Banking

Oppenheimer employs over 200 investment banking professionals throughout the United States, and through arrangements with CIBC, in Europe and Asia, who are organized into industry, product and geographic coverage groups in order to maximize their extensive network of relationships and extensive product and industry knowledge. Industry coverage groups include Aerospace and Defense, CleanTech,  Energy, Financial & Business Services, Healthcare, Industrial, Media & Communications, Private Equity and Venture Capital Sponsors, Retail & Consumer, Technology, and Oil Service & Infrastructure. The January 2008 acquisition of the New Capital Markets Business brings extensive investment banking expertise from CIBC.

Financial Advisory – Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, restructurings, spin-offs and joint ventures. With experience facilitating and financing acquisitions and recapitalizations, Oppenheimer executes both buy-side and sell-side mandates. Oppenheimer provides dedicated senior banker focus to clients throughout the financial advisory process, which leverages its industry knowledge, extensive relationships, and capital markets expertise.

Equities Underwriting – Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements with a focus on emerging companies in growth industries, including technology, telecommunications, financial institutions, consumer products, restaurants, energy, healthcare, and biotechnology.

Debt Underwriting – Oppenheimer offers a full range of debt financing for growing and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buy-outs, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. Oppenheimer specializes in high yield debt and fixed and floating-rate senior and subordinated debt. Its loan finance company, OPY Credit Corp., in its joint venture with CIBC, has the ability to commit capital for the syndication of transactions that range up to $500 million.

Equities Capital Markets

Institutional Equity Sales and Trading – Oppenheimer provides listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading. In addition, Oppenheimer offers a suite of quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets.  Oppenheimer’s clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires focused marketing and trading expertise. Oppenheimer is one of the leading firms in the execution of equity block transactions and believes that its institutional customers are attracted by the quality of its execution (measured by volume, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors.

Equity Research – Oppenheimer has built and expanded its research platform through its January 2008 acquisition of the New Capital Markets Business and now employs over 50 senior analysts and over 150 equity and convertible research professionals covering over 750 companies worldwide, and over 60 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes, earnings updates as well as numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover.

Equity Options & Derivatives – Oppenheimer offers extensive equity and index options for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer’s experienced professionals have extensive expertise in listed and over-the-counter transactions and products. In addition, the Company focuses on serving the diverse needs of its institutional, corporate and private client base across multiple product lines, offering listed options, and OTC options.

Convertible Bonds – Oppenheimer commits dedicated personnel to serve the convertible markets, offering expertise in the sales, trading and analysis of U.S. domestic and international convertible bonds, convertible preferred shares, warrants and structured products, with a focus on minimizing transaction costs and maximizing liquidity. In addition Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis. In addition, Oppenheimer trades such positions for its own account as well as to accommodate client transactions.

Debt Capital Markets

Fixed Income High Yield – Oppenheimer also trades and positions non-investment grade public and private debt securities, as well as distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities.  Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Fixed Income Research – Oppenheimer has expanded its research platform with its January 2008 acquisition of the New Capital Markets Business and currently has seven fixed income research professionals covering over 150 companies and eight dedicated fixed income sales professionals. Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify high yield issues that provide a combination of high internal returns plus capital appreciation over the short to medium term.

Public Finance – Oppenheimer’s Public Finance Department advises and raises capital for state and local governments, public agencies, private developers and other borrowers.  The success of this group has been built by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities.  Public Finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers, and project financing.

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisors within their regions as well as mid-tier institutional accounts.  These desks serve Oppenheimer’s financial advisors in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to the clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients.  At December 31, 2007, Oppenheimer Trust held assets of approximately $1.4 billion.

EVANSTON FINANCIAL INC.

Evanston is an FHA approved mortgage originator and servicing company offering a variety of mortgage services to developers of commercial properties including apartments offering FHA approved rentals, elderly housing and nursing homes. Evanston also maintains a mortgage servicing portfolio in which it collects mortgage payments from mortgagees and passes these payments on to mortgage holders, charging a fee for its services.

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

Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges of which it is a member and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks.  Oppenheimer is also a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis.

Subsequent to its acquisition of the New Capital Markets Business, Oppenheimer has contracted with CIBC to clear certain institutional and proprietary transactions through CIBC until Oppenheimer is prepared to assume this transaction processing and related technology platforms from CIBC.

EMPLOYEES

At December 31, 2007, the Company employed 2,928 employees of which 1,665 were registered personnel, including approximately 1,243 financial advisers. These numbers changed effective January 14, 2008 with the acquisition of the New Capital Markets Business described under Item 1, Business.

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

BUSINESS CONTINUITY PLAN

The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counter-parties. While the plan is intended to cover many types of business continuity issues, there could be certain occurrences, which by their very nature are unpredictable, and can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances it is the Company’s intention to remain in business and to provide ongoing investment services, as if no disruption had occurred.

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these facilities, the Company maintains back-up facilities (information technology, operations and data processing) in another state. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States, which could in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific utilities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

REGULATION

Oppenheimer is a member firm of the New York Stock Exchange, Inc. ("NYSE"), the Financial Industry Regulatory Authority (“FINRA”), the American Stock Exchange, Inc. ("AMEX"), the Chicago Stock Exchange Incorporated ("CSE"), the Chicago Board Options Exchange, Inc. ("CBOE"), the New York Futures Exchange, Inc. ("NYFE"), the National Futures Association ("NFA") and the Securities Industry and Financial Markets Association ("SIFMA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer is registered in Ontario, Canada as an International Dealer.

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (“SROs”) such as the Financial Industry Regulatory Authority (“FINRA”) (resulting from the merger in 2007 of the Oversight and Enforcement Divisions of the NYSE and the National Association of Securities Dealers, Inc. (“NASD”)) and the National Futures Association. FINRA has been designated Oppenheimer and Freedom’s primary regulator with respect to securities and option trading activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. Self-regulatory organizations adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and Puerto Rico. Oppenheimer is also registered as an International Dealer in Canada.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposes limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, self-regulatory organizations (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders of broker-dealers. Effective April 1, 2006, rules adopted by the NYSE (Rule 342) and NASD (Rules 3012 and 3013) (now FINRA) require that the CEO certify annually that there is a process in place to monitor the effectiveness of the Company’s adherence to rules and procedures related to the operation of its business.

Regulation NMS and Regulation SHO, passed in recent years, by the SEC have substantially affected the trading of equity securities and may impact the Company’s business. These regulations are intended to increase transparency in the markets and have acted to further reduce spreads and with competition from electronic marketplaces to reduce commission rates paid by institutional investors.

The SEC has implemented rules designed to strengthen existing prohibitions relating to late trading of mutual funds and to enhance required disclosure of market timing and pricing policies with respect to mutual fund practices. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and the requirement that funds and investment advisors designate a chief compliance officer.

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

Margin lending by Oppenheimer is subject to the margin rules of the Board of Governors of the Federal Reserve System and FINRA. Under such rules, Oppenheimer is limited in the amount it may lend in connection with certain purchases of securities and is also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, Oppenheimer may (and currently does) impose more restrictive margin requirements than required by such rules.

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, in recent years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting”.

NET CAPITAL REQUIREMENTS

As registered broker-dealers and member firms regulated by FINRA, Oppenheimer and Freedom are subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Exchange Act. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

Oppenheimer elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.)  Under this alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $250 thousand, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business.

OTHER REQUIREMENTS

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal to 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. On December 12, 2007, in contemplation of the acquisition of the New Capital Markets Business, certain terms of the Senior Secured Credit Note were amended. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At December 31, 2007, the Company was in compliance with the covenants. The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2007 was 7.84%. The outstanding balance payable under the Senior Secured Credit Note at December 31, 2007 was $83.3 million.

In accordance with the Senior Secured Credit Note, the Company and virtually all of its non-broker-dealer subsidiaries have provided guarantees to the lending group. These guarantees are supported by liens on substantially all of the assets of these non-broker-dealer subsidiaries.

On January 14, 2008, the Company issued a Subordinated Note in the amount of $100 million in connection with its purchase of the New Capital Markets Business, to support the newly acquired businesses. The Subordinated Note is due in a single lump-sum payment after five years and is structurally subordinated in right of payment to the Senior Secured Credit Note. The Subordinated Note has a second lien interest in the collateral held by the Senior Secured Credit Note group and has default provisions similar to the Senior Secured Credit Note. The interest rate on the Subordinated Note is tied to a variable interest rate based on LIBOR.

In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to a newly formed U.S. entity to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval of Oppenheimer and CIBC.

Oppenheimer is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500 thousand for each customer, subject to a limitation of $100 thousand for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyds of London of an additional $99.5 million (and $1 million for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400.0 million.  The Company has entered into an indemnity agreement with Lloyds of London pursuant to which the Company has agreed to indemnify Lloyds of London for losses incurred by Lloyds under the policy.

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

Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, the Company’s business and profitability.

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•

The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of the transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements, which may reduce the amount of business the Company does, the size of underwriting, placement and advisory fees the Company receives and its role in the transactions generating these fees.

•

A downturn in the financial markets may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

•

Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity.  Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.  In February 2008, the market for auction rate securities began experiencing disruptions by the failure of auctions for preferred stocks issued to leverage closed end funds, municipals backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies.  These auction failures have developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there is insufficient demand from bidders to meet the supply of sales from sellers.  The Company operates in an agency capacity in this market and may from time to time hold auction rate securities and therefore be exposed to these liquidity issues.  Additionally, the Company’s customers may be adversely affected by recent developments in this market through the inability to liquidate holdings in these positions or to post these securities as collateral for loans.  These events will likely continue until either the auction managers intervene and provide the requisite liquidity or a secondary market develops for these securities.

•

Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenues.

•

The Company expects to increasingly commit its own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of its positions, resulting in reduced revenues.

The cyclical nature of the economy and this industry also leads to volatility in the Company’s operating margins, due to the fixed nature of a portion of compensation expenses and many non-compensation expenses, as well as the possibility that the Company will be unable to scale back other costs in a timeframe to match any decreases in revenue relating to changes in market and economic conditions. As a result, the Company’s financial performance may vary significantly from quarter to quarter and year to year.

The Company has experienced significant pricing pressure in areas of its business, which may impair its revenues and profitability.

In recent years the Company has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional competitive downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company’s participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company’s clients place on high-quality research. Additional pressure on sales and trading revenue may impair the profitability of the Company’s business. Moreover, the Company’s inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including by reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins.

The volume of anticipated investment banking transactions may differ from actual results.

The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction. Accordingly, the Company’s business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties, and the number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues.

The ability to attract, develop and retain highly skilled and productive employees is critical to the success of the Company’s business.

The Company faces intense competition for qualified employees from other businesses in the financial services industry, and the performance of its business may suffer to the extent it is unable to attract and retain employees effectively, particularly given the relatively small size of the Company and its employee base compared to some of its competitors. The primary sources of revenue in each of the Company’s business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by its employees, who are regularly recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Some specialized areas of the Company’s business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.

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

Underwriting and market-making activities may place capital at risk.

The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell securities it purchased as an underwriter at the anticipated price levels. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. As a market maker, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if its holdings were more diversified.

Increases in capital commitments in our proprietary trading, investing and similar activities increase the potential for significant losses.

The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. The acquisition of the New Capital Markets Business in January 2008 is expected to result in an increased commitment of the Company’s own capital to engage in proprietary trading, principal investing and similar activities. The Company’s results of operations for a given period may be affected by the nature and scope of these activities, and such activities will subject the Company to market fluctuations and volatility that may adversely affect the value of its positions, which could result in significant losses and reduce its revenues and profits. In addition, increased commitment of capital will expose the Company to the risk that a counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect the Company’s results of operations. These activities may lead to a greater concentration of risk, which may cause the Company to suffer losses even when business conditions are generally favorable for others in the industry.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could cause it to incur unforeseen expense and have disruptive effects on its business but may not yield the benefits it expects.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired the New Capital Markets Business. For information on the acquisition, see Note 20 to the Company’s consolidated financial statements for the year ended December 31, 2007 included in Item 8. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve its competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects.

If the Company is unable to repay its outstanding indebtedness obligations when due, its operations may be materially adversely affected.

At December 31, 2007, the Company had an aggregate indebtedness of approximately $1.7 billion. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its operations and financial condition.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including the FINRA and the MSRB. The regulatory environment is also subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Oppenheimer is a registered broker-dealer with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•

sales methods and supervision;

•

trading practices among broker-dealers;

•

use and safekeeping of customers’ funds and securities;

•

anti-money laundering and Patriot Act compliance;

•

capital structure of securities firms;

•

compliance with lending practices (Regulation T);

•

record keeping; and

•

the conduct of directors, officers and employees.

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is the Company’s primary regulatory agency. FINRA adopts rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations.

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

•

other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. See Item 1 under the caption “Regulation” and Item 7, “Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Regulation”.

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA and the NYSE.

Oppenheimer and Freedom are subject to the SEC’s Net Capital Rule which requires the maintenance of minimum net capital. See Item 1 under the caption “Net Capital Requirements”.

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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In general, cases may involve various allegations that employees mishandled customer accounts. The Company believes that, based on our historical experience and the reserves established by the Company, the resolution of the claims presently pending will not have a material adverse effect on the Company’s financial condition. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected.

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

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

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk.

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

Although the Company’s Class A Shares are listed for trading on the NYSE, the trading volume in its Class A Shares is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Shares, significant sales of the Company’s Class A Shares, or the expectation of these sales, could cause the Company’s stock price to fall.

The Company issues two classes of stock.

The Company issues two classes of shares, Class A Shares and Class B voting shares (“Class B Shares”). At December 31, 2007, there were 99,680 Class B voting shares outstanding compared to 13,266,596 Class A Shares. The voting power associated with the Class B voting shares will be effectively able to exercise control over all matters requiring shareholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. This voting power may have the effect of delaying or preventing a change in control of the Company. The controlling shareholder(s) may have potential conflicts of interest with other shareholders. See Item 4, “Submission of Matters to a Vote of Security Holders”.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2007, the Company had 13,266,596 Class A Shares outstanding, outstanding employee stock options to purchase a total of 979,475 Class A Shares, as well as outstanding unvested stock awards granted for 143,167 Class A Shares. The Company is further authorized to issue up to 1,251,765 Class A Shares under share-based compensation plans, for which shareholder approval has already been obtained. If the Company issues additional shares, its other shareholders may find their holdings drastically diluted, which if it occurs, means that they will own a smaller percentage of the Company.

As part of the consideration for the New Capital Markets Business acquired on January 14, 2008, the Company issued warrants to purchase 1,000,000 Class A Shares at an exercise price of $48.62 per share on January 14, 2013. The Company may also issue Class A Shares in an uncertain amount as payment for CIBC’s earn-out in the New Capital Markets Business for the five year period ending in 2013.

The business operations that are conducted outside of the United States subject the Company to unique risks.

To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. As a result of the acquisition of the New Capital Markets Business on January 14, 2008, the Company has operations in Israel and expects to acquire operations in Asia and the U.K. later this year. If the Company is unable to manage these risks effectively, its reputation and results of operations could be harmed.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. Through its new office at 300 Madison Ave. (obtained in connection with the acquisition of the New Capital Markets Business), the Company acquired space that serves as the base for most of Oppenheimer's research, trading and investment banking activities, although other offices also have employees who work in these areas. Investment advisory services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, New York serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer 's New York office using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. Freedom conducts its business from its offices located in Edison, N.J. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2007, occupied office space totaling approximately 941.6 thousand square feet in 81 locations under standard commercial terms expiring between 2008 and 2019. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims seeking, in total, substantial damages. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Environment".

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Class B Shares, the Company's only class of voting securities, are not registered under the Exchange Act and are not required to be registered. The Class B Shares are owned by fewer than 500 shareholders of record. Consequently, the Company is not required under Section 14 of the Exchange Act to furnish proxy soliciting material or an information statement to holders of the Class B Shares. However, the Company is required under applicable Canadian securities laws to provide proxy soliciting material, including a management proxy circular, to the holders of its Class B Shares.

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

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2007 fiscal year.

The Company’s next Annual and Special Meeting of Shareholders is scheduled to be held on Monday, May 5, 2008 in Toronto, Ontario, Canada.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY                             SECURITIES

(a) The Company's Class A Shares are listed and traded on the NYSE (trading symbol “OPY”) and were listed on the Toronto Stock Exchange (“TSX”) until August 31, 2007 when the Company voluntarily chose to de-list them. The Class B Shares are not traded on any stock exchange in Canada or the United States and, as a consequence, there is only limited trading in the Class B Shares. The Company does not presently contemplate listing the Class B Shares in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Shares on the TSX and on the NYSE. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by the TSX and the NYSE.

Class A Shares:		TSX		NYSE
		HIGH	LOW	HIGH	LOW
		(Cdn. Dollars)		(U.S. dollars)

2007	1st Quarter	$44.25	$37.00	$37.66	$31.80
	2nd Quarter	$54.92	$38.05	$51.50	$32.53
	3rd Quarter	$61.00	$41.19	$57.50	$36.75
	4th Quarter (1)	-	-	$48.18	$37.05

2006	1st Quarter	$25.25	$22.75	$21.70	$19.71
	2nd Quarter	$33.91	$24.15	$30.50	$20.74
	3rd Quarter	$36.00	$26.92	$31.50	$23.61
	4th Quarter	$40.50	$30.27	$36.24	$26.99

As at December 31, 2007, there were 1,272,656 Class A Shares underlying outstanding options and restricted share awards. Class A Shares underlying all vested options and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

(1) On August 31, 2007, the Company voluntarily de-listed from the TSX.

(b) The following table sets forth information about the shareholders of the Company as at December 31, 2007 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada	4,220,254	32%	149
United States	9,045,728	68%	174
Other	614	-	6

Total issued and outstanding	13,266,596	100%	329

 (1) The majority of Class A Shares are held by depositories and intermediaries.

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada (1)	97,823	98%	112
United States	1,729	2%	62
Other	128	-	3

Total issued and outstanding	99,680	100%	177

(1) The Company has been informed that 50,975 Class B Shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2006 and 2007 and the first quarter of 2008.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 26, 2006	February 10, 2006	February 24, 2006	$0.10
Quarterly	April 27, 2006	May 5, 2006	May 19, 2006	$0.10
Quarterly	July 27, 2006	August 4, 2006	August 18, 2006	$0.10
Quarterly	October 31, 2006	November 10, 2006	November 24, 2006	$0.10
Quarterly	January 25, 2007	February 9, 2007	February 23, 2007	$0.10
Quarterly	April 27, 2007	May 4, 2006	May 18, 2006	$0.10
Quarterly	July 27, 2007	August 10, 2007	August 24, 2007	$0.11
Quarterly	October 25, 2007	November 9, 2007	November 23, 2007	$0.11
Quarterly	January 29, 2008	February 15, 2008	February 29 2008	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Shares and Class B Shares (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together “EIP”), under which the compensation and stock option committee of the board of directors of the Company has and may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis.

Oppenheimer has an Employee Share Plan (“ESP”), under which the compensation and stock option committee of the board of directors of the Company may grant stock awards and restricted stock awards to key management employees of the Company and its subsidiaries.

The Company’s share-based compensation plans are described in Note 12 to the Company’s consolidated financial statements appearing in Item 8.

(e) Share Performance Graph

The following graph shows changes over the past five year period of U.S.$100 invested in (1) the Corporation's Class A Shares, (2) the Standard & Poor's 500
Index (S&P 500) and (3) the Standard & Poor’s 500 Diversified Financial Index (S5DIVFI)

GRAPH APPEARS HERE

	2002	2003	2004	2005	2006	2007
Oppenheimer	100	136	103	81	134	169
S&P 500	100	126	138	142	161	167
S5DIVFI	100	126	127	132	145	139

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

United States Federal Income Tax Considerations

Dividends on Class A and Class B Shares paid to citizens or residents of the U.S. or to U.S. corporations (including any Canadian federal income tax withheld) will be subject to U.S. federal income taxation as eligible dividends to the extent paid out of the Company’s earnings and profits, determined under U.S. tax principles, subject to tax at 15%. Such dividends will not be eligible for the deduction for dividends received by corporations (unless such corporation owns by vote and value at least 10% of the stock of the Company, in which case a portion of such dividend may be eligible for such exclusion).

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

Canadian Federal Income Tax Considerations

Dividends paid on Class A and Class B Shares held by non-residents of Canada will generally be subject to Canadian withholding tax. This withholding tax is levied at the basic rate of 25%, although this rate may be reduced by the terms of any applicable tax treaty. The Canada - U.S. tax treaty provides that the withholding rate on dividends paid to U.S. residents on Class A and Class B Shares is generally 15%. Dividends paid on Class A and Class B Shares are eligible dividends for Canadian income tax purposes.

Normal Course Issuer Bid

On August 10, 2007, the Company announced that during the year commencing August 14, 2007 it intends to purchase up to 650,000 of its Class A Shares by way of a Normal Course Issuer Bid through the facilities of the NYSE, representing approximately 5% of the outstanding Class A Shares. During the fourth quarter of 2007, the Company did not purchase any shares. The Company did not purchase any Class A Shares in fiscal 2007 pursuant to a Normal Course Issuer Bid. All shares purchased by the Company pursuant to Normal Course Issuer Bids are cancelled.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2007. The selected financial information should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes thereto included elsewhere in this annual report. In 2003, the Company purchased the Oppenheimer Divisions. The 2003 amounts include the assets and liabilities and operating results of the Private Client Division for the entire year and the assets and liabilities and operating results of the Asset Management Division as of and subsequent to June 4, 2003. See also Item 1, “BUSINESS” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2007	2006	2005	2004	2003
Revenue	$914,397	$800,823	$679,746	$655,140	$689,993
Net profit	$75,367	$44,577	$22,916	$21,077	$28,696
Net profit per share (1)
- basic	$5.70	$3.50	$1.76	$1.58	$2.26
- diluted	$5.57	$2.76	$1.36	$1.24	$1.65
Total assets	$2,138,241	$2,160,090	$2,184,467	$1,806,199	$1,701,213
Total liabilities	$1,694,261	$1,801,049	$1,876,344	$1,499,316	$1,421,377
Cash dividends per Class A
Share and Class B share	$0.42	$0.40	$0.36	$0.36	$0.36
Shareholders' equity	$443,980	$359,041	$308,123	$306,883	$279,836
Book value per share (1)	$33.22	$27.76	$24.46	$22.91	$21.66
Number of shares of capital stock outstanding	13,366,276	12,934,362	12,595,821	13,396,556	12,919,200

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at December 31, 2007, the Company provided its services from 81 offices in 21 states located throughout the United States and conducted business in 2 offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2007 totaled approximately $62.3 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Evanston is engaged in mortgage brokerage and servicing.  At December 31, 2007, client assets under management by the asset management groups totaled $17.5 billion, which includes approximately $14.1 million under the Company’s fee-based programs. At December 31, 2007, the Company employed approximately 2,928 people full time, of whom approximately 1,665 were registered personnel, including approximately 1,243 financial advisors. These numbers changed effective January 14, 2008 with the acquisition of the New Capital Markets Business described under Item 1, Business.

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

Financial Instruments

The Company's financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees, which are carried at cost.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Securities owned, including those pledged and securities sold, but not yet purchased are recorded at estimated fair value on the consolidated balance sheet using quoted market or dealer prices, where available. Gains and losses are recorded in principal transactions on the consolidated statements of income.

Investments, included in securities owned, which have a ready market are valued using quoted market or dealer prices. Investments with no ready market value are stated at estimated fair value as determined in good faith by management. Factors considered in valuing individual investments include available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information. Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that the Company could realize in a current transaction. Because of inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material.

Financial instruments used for asset and liability management are recorded on the consolidated balance sheets at fair value based upon dealer quotes and third-party pricing services. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts (unsecured or partially secured receivables) from customers.

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $1.2 million (which is net of accumulated amortization of $3.7 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2007 have been tested for impairment and it has been determined that no impairment has occurred.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2007 has been tested for impairment and it has been determined that no impairment has occurred.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

Income Taxes

The Company estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Uncertain Tax Positions

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. (“FIN 48”). This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the “more likely than not” criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which was included in accounts payable and other liabilities on the consolidated balance sheet. The Company’s uncertain tax positions primarily consisted of an election made under the Internal Revenue Code of 1986, as amended, to limit current recognition of property that was involuntarily converted to money as a result of monetary damages received.  The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the year ended December 31, 2007, the Company recorded approximately $676 thousand in interest related to the involuntary conversion of assets.

In the fourth quarter of 2007, the Company effectively settled with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2005 tax period without a material impact to the Company’s effective income tax rate. As such, the tax position is no longer uncertain at December 31, 2007.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdiction and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York City (1998 – 2000), New Jersey (2002 – 2005), Florida (2004 – 2006) and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the consolidated balance sheet, although a resolution could have a material effect on the Company’s consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs. The decrease in the effective tax rate for the year ended December 31, 2007 was a result of favorable resolutions of tax matters during the period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amounts are expressed in thousands of dollars.

Balance at January 1, 2007	$ 823
Tax positions taken related to the current year	0
Tax positions taken related to prior years	676
Settlements with taxing authorities	(1,499)
Lapse of applicable statute of limitations	0
Balance at December 31, 2007	$0

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company has determined that adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

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

Against a background of a deteriorating U.S. dollar, oil prices reaching $100 per barrel, and an unparalleled debt crisis based on record defaults in sub-prime mortgages, the U.S. economy and the stock market held up remarkably well during most of the fourth quarter of 2007. Popular averages reached new all-time highs in October 2007 and steadily eroded to leave them up modestly for the full year of 2007. While U.S Treasuries rallied against an uncertain credit market, most corporate and structured issuer’s prices deteriorated significantly as their spreads off of treasuries widened substantially.  Volatility increased in the fourth quarter of 2007 but volumes remained high and certain sectors such as technology, oil and gas and consumer durables remained at their highest levels of the year. The impact of defaults and foreclosures in the sub-prime mortgage market and the inability of the credit markets to assess the creditworthiness of various issuers of commercial paper and asset-backed securities are likely to lead to continued turmoil in capital markets and with home prices declining amid rising unemployment, the probabilities of a recession have dramatically increased.

Oppenheimer’s business continued to thrive despite this economic backdrop with increases in commissions, fee-based revenues, income derived from investment activity and a record level of incentive fees from general partner participations in alternative investments owned by clients. At December 31, 2007, shareholders’ equity was approximately $444 million and book value per share was $33.19 compared to shareholders’ equity of approximately $359 million and book value per share of $27.76 at December 31, 2006, an increase of 20%. Assets under fee-based management increased by 13% to $17.5 billion at December 31, 2007 compared to $15.5 billion at December 31, 2006, reflecting organic growth and increased market value.

The Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its acquisition of the New Capital Markets Business or by virtue of the mortgage brokerage and servicing business of Evanston.

Interest rate changes impact the Company’s costs associated with carrying proprietary fixed income and equity inventories as well as its cost of borrowed funds. Interest rates were lower in the year ended December 31, 2007 compared to 2006. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

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

New rules relating to supervisory control processes (NASD (Rule 3013) and NYSE (Rule 342)) became effective during 2006. On March 31, 2007, the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) were required to certify that their companies have processes to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis.

Mutual Fund Inquiry

On December 27, 2007, the Company reported that the Company’s main operating subsidiary, Oppenheimer, submitted an Acceptance, Waiver & Consent (“AWC”) to  FINRA to settle any charges that may have been brought by FINRA in connection with the previously reported investigation into certain market timing activities conducted by several former Oppenheimer employees working out of a single branch office.  On December 21, 2007, the AWC was accepted by FINRA.  Pursuant to the AWC, Oppenheimer agreed to accept a censure, to pay a fine of $250,000 and to make a compensatory payment in an aggregate amount of $4,250,000 to certain mutual funds identified and set forth in a schedule to the AWC within thirty days. As previously reported, the Company had set aside sufficient amounts to fully reserve for this matter.

Other Regulatory Matters

On October 30, 2007, FINRA issued an order (the “Settlement Order”) accepting a settlement of the previously reported disciplinary proceeding brought against Oppenheimer and Oppenheimer’s Chairman and CEO Albert G. Lowenthal.  The disciplinary proceeding related to issues associated with Oppenheimer’s response to an industry-wide mutual fund breakpoint survey.  Pursuant to the Settlement Order, all charges brought against Mr. Lowenthal were dismissed in their entirety.

In addition, pursuant to the Settlement Order, Oppenheimer, without admitting or denying the allegations of the Complaint, agreed to a censure, the payment of a fine in the amount of  $1 million  and agreed to undertake (i) to engage an independent consultant to evaluate its policies, systems and procedures for responding to information requests from regulators and  (ii) to conduct and report the results of internal audits of its processes for intake, assignment and responses to regulatory inquiries to FINRA quarterly for the next six quarters.

As previously reported, the Company had set aside sufficient amounts to fully reserve for this matter and further, the Company has returned to customers approximately $800,000 in breakpoint credits and revised and enhanced procedures for determining applicable breakpoints. All amounts due to customers have been refunded.

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

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. To point, the Company has acquired on January 14, 2008, the New Capital Markets Business described under Item 1, Business. The Company may review additional acquisitions, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The year ended December 31, 2007 was the most successful year in the Company’s history measured by revenue, net profit, earnings per share and book value.   Markets were strong throughout the year, producing record revenues from transactional business from both private client and capital markets and increased fees from fee-based programs. Interest income for 2007 was impacted by lower rates on customer debit balances and increased activity in the securities lending business. In addition, the Company’s performance was positively impacted by its participation as general partner in various alternative investments that had significantly better performance in 2007 compared to 2006.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	2007	%	2006	%	2005	%

Commissions	$366,437	40%	$355,459	44%	$322,120	47%
Principal transactions, net	41,441	5%	42,834	5%	36,242	6%
Interest	110,114	12%	108,025	14%	76,649	11%
Investment banking	119,350	13%	67,528	8%	67,413	10%
Advisory fees	249,358	27%	180,602	23%	158,957	23%
Other	27,697	3%	46,375	6%	18,365	3%

Total revenue	$914,397	100%	$800,823	100%	$679,746	100%

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

	Period to Period Change
	Increase (Decrease)
	2007 versus 2006		2006 versus 2005
	Amount	Percentage	Amount	Percentage
Revenue -
Commissions	$10,978	+3%	$33,339	+10%
Principal transactions, net	(1,393)	-3%	6,592	+18%
Interest	2,089	+2%	31,376	+41%
Investment banking	51,822	+77%	115	-%
Advisory fees	68,756	+38%	21,645	+14%
Other	(18,678)	-40%	28,010	+153%
Total revenue	113,574	+14%	121,077	+18%

Period to Period Change
Increase (Decrease)
2007 versus 2006		2006 versus 2005
Amount	Percentage	Amount	Percentage

Expenses -
Compensation and related expenses	$71,591	+15%	$49,875	+12%
Clearing and exchange fees	4,286	+35%	(1,278)	-10%
Communications and technology	4,814	+10%	3,250	+7%
Occupancy and equipment costs	(1,721)	-3%	1,927	+4%
Interest	(6,224)	-10%	23,131	+58%
Other	(6,116)	-8%	5,411	+7%
Total expenses	66,630	+9%	82,316	+13%

Profit before taxes	46,944	+58%	38,761	+93%
Income taxes	16,154	+45%	17,100	+91%
Net profit	$30,790	+69%	$21,661	+95%

Fiscal 2007 compared to Fiscal 2006

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2007, commission revenue increased by 3% compared to fiscal 2006 derived primarily from stronger investor interest in the OTC markets in 2007 compared to 2006. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to fee-based arrangements. Net revenue from principal transactions decreased by 3% in the year ended December 31, 2007 compared to fiscal 2006. With increased market volatility in 2007, the Company has scaled back its exposure to proprietary trading activities. Investment banking revenues increased 77% in the year ended December 31, 2007 compared with fiscal 2006.  Approximately 41% of this increase was generated by new issue and secondary issuance and 26% of this increase was generated by corporate finance advisory and placement fees. Advisory fees increased by 38% for the year ended December 31, 2007 compared to fiscal 2006. Assets under management by the asset management groups were $17.5 billion at December 31, 2007, compared to $15.5 billion at December 31, 2006.  Performance fees earned by OAM and Oppenheimer as a result of participation as general partner in various alternative investments produced revenue of $44.8 million in 2007 compared to $14.7 million in 2006, representing 44% of the increase in 2007 compared to 2006.  Other revenue decreased by 40% in the year ended December 31, 2007 compared to fiscal 2006. Fiscal 2006 included $13.7 million relating to the NYSE Group transactions and $4.1 million relating to the gain on extinguishment of the Debentures, while fiscal 2007 included a $2.5 million gain from the extinguishment of the zero coupon notes. These transactions are described in notes 4 and 7, respectively, to the Company’s consolidated financial statements, included in Item 8.

Interest

Net interest revenue (interest revenue less interest expense) increased 18% in the year ended December 31, 2007 compared to fiscal 2006. Interest revenue (which primarily relates to revenue from customer margin balances and securities lending activities) increased 2% in fiscal 2007 compared to fiscal 2006. Average stock borrow balances increased by approximately 9%, offset by lower average customer debit balances and lower interest rates. Interest expense in fiscal 2007 decreased by 10% compared to fiscal 2006. The decrease was primarily due to lower interest expense related to the Company’s Debentures (repaid in full on October 23, 2006) and Senior Secured Credit Note (originally issued on July 31, 2006 in the amount of $125 million and with an outstanding balance of $83.3 million at December 31, 2007). See the discussion under Business – Other Requirements and note 7 to the Company’s consolidated financial statements, included in Item 8. The other significant reason for the decrease in interest expense arose because of lower average bank call loan balances in fiscal 2007 compared to fiscal 2006 as a result of stronger business and cash flows in fiscal 2007 compared to fiscal 2006.

Expenses, other than interest

Compensation and related expense increased by 15% in the year ended December 31, 2007 compared to fiscal 2006. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, will increase with the increased level of underlying business conducted in the year ended December 31, 2007, compared to fiscal 2006. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. Note amortization expense in fiscal 2007 was approximately $19.4 million compared to approximately $21.0 million in fiscal 2006. As of January 1, 2006, the Company adopted SFAS 123 (R), resulting in approximately $8.9 million of compensation expense in fiscal 2007 compared to approximately $3.3 million in fiscal 2006 relating to the expensing of share-based awards. The Company’s stock appreciation rights which, under accounting guidelines, are re-measured at fair value at each period end based on the closing price of the Company’s Class A Shares are the largest component of share-based compensation expense. The cost of clearing and exchange fees increased by 35% in the year ended December 31, 2007 compared to fiscal 2006 due to higher transactional volume in 2007. The cost of communications and technology increased 10% in the year ended December 31, 2007 compared to fiscal 2006. The increase is driven largely by the increased costs of external data services employed to support the increased requirements of the business in 2007 compared to 2006. Occupancy and equipment costs decreased 3% in fiscal 2007 compared to fiscal 2006 due primarily to reduced equipment costs.  Other expenses decreased by 8% for the year ended December 31, 2007 compared to fiscal 2006. In fiscal 2007 increased third party finders fees were offset by decreased costs for legal and regulatory settlement costs. The cost of professional fees decreased by 19% and represented 37% of the decrease in other expenses in fiscal 2007 compared to 2006 as the Company resolved matters previously reserved. Other expenses will continue to be impacted by litigation and regulatory settlement costs. The Company may face additional legal costs and settlement expenses in future quarters.

The decrease in the effective tax rate (40.8% for the year ended December 31, 2007 compared to 44.6% for the year ended December 31, 2006) was the result of favorable resolutions of tax matters in 2007.

Fiscal 2006 compared to Fiscal 2005

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2006, commission revenue increased by 10% compared to fiscal 2005 primarily as a result of strong investor activity in the markets throughout 2006. Included in commission income is that portion of fee-based revenue and performance fees generated within OAM that is allocated to Oppenheimer’s private client division to reflect that the Oppenheimer financial advisors provided the point of sale. Net revenue from principal transactions increased by 18% in the year ended December 31, 2006 compared to fiscal 2005 due to higher trading volumes in 2006 compared to 2005. Investment banking revenues were flat in the year ended December 31, 2006. Advisory fees increased by 14% for the year ended December 31, 2006 compared to fiscal 2005. Assets under management by the asset management group were $15.5 billion at December 31, 2006, compared to $11.0 billion at December 31, 2005, net of the December 5, 2005 expiration of the advisory contracts for the Asia Tigers Fund and India Fund. These two advisory contracts represented approximately $1.2 billion of assets managed at December 5, 2005. Performance fees earned by OAM and Oppenheimer as a result of participation as general partner in various alternative investments produced revenue of $14.7 million in 2006 compared to $4.5 million in 2005. Other revenue increased by 153% in the year ended December 31, 2006 compared to fiscal 2005 and includes $13.7 million relating to the NYSE Group transactions and $4.1 million relating to the gain on extinguishment of the Debentures. These transactions are described in notes 4 and 7, respectively, to the Company’s consolidated financial statements, included in Item 8.

Interest

Net interest revenue (interest revenue less interest expense) increased 24% in the year ended December 31, 2006 compared to fiscal 2005. Interest expense tracks the increase in interest revenue and is the result of higher interest rates, increased stock loan activity and higher debt carrying costs in 2006 compared to 2005. In order to retire the Debentures, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the five months ended December 31, 2006, the effective interest rate on the Senior Secured Credit Note was 8.15% (compared to 4.5% on the retired Debentures).

Expenses, other than interest

Compensation and related expense increased by 12% in the year ended December 31, 2006 compared to fiscal 2005. Compensation expense has volume-related components and, therefore, will increase with the increased level of underlying business conducted in the year ended December 31, 2006, compared to fiscal 2005. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels. The Company’s notes receivable balance peaked in July 2003 as a result of the acquisition of the Oppenheimer Divisions. As a result of attrition, the amortization expense in fiscal 2006 was approximately $21.0 million compared to approximately $23.0 million in fiscal 2005. As of January 1, 2006, the Company adopted SFAS 123 (R), resulting in approximately $3.3 million of compensation expense for the year ended December 31, 2006 relating to the expensing of employee stock options. In prior periods, the Company provided pro forma disclosure of the impact of employee stock options in the notes to the consolidated financial statements. The cost of clearing and exchange fees decreased by 10% in the year ended December 31, 2006 compared to fiscal 2005. Part of the decrease can be attributed to the NYSE lowering its rates in August 2006. The cost of communications and technology increased 7% in the year ended December 31, 2006 compared to fiscal 2005. The increase is driven largely by the increased costs of external data services employed to support the increased level of business in 2006 compared to 2005. Occupancy and equipment costs increased 4% in fiscal 2006 compared to fiscal 2005. During 2006, the Company acquired new space and closed several branch locations. The rising costs of heat, light and power and maintenance were a factor in the comparative increase year over year.  Other expenses increased by 7% for the year ended December 31, 2006 compared to fiscal 2005. Included in other expense is approximately $5.0 million of solicitor fee expense paid to third parties by Oppenheimer for introduced business ($4.0 million in 2005). General expenses, such as insurance costs, postage and out-of-town travel costs, increased in 2006 compared to 2005. Bad debt expense was unchanged in 2006 from the prior year.  Legal and settlement costs decreased by approximately $2.6 million (16%) in the year ended December 31, 2006 compared to 2005 reflecting a general reduction in legal and regulatory matters facing the Company and the level of reserves set up in prior years. The Company may incur additional such expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential regulatory and litigation costs.

Liquidity and Capital Resources

Total assets at December 31, 2007 decreased by 1% from December 31, 2006 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At December 31, 2007, $29.0 million of such borrowings were outstanding compared to outstanding borrowings of $79.5 million at

December 31, 2006. At December 31, 2007, the Company had available collateralized and uncollateralized letters of credit of $260.2 million.

In connection with the acquisition of the Oppenheimer Divisions from CIBC World Markets in January 2003, the Company issued a zero coupon promissory note in the amount of approximately $65.5 million. Note 7 to the consolidated financial statements, included in Item 8, contains a description of these instruments. On December 14, 2007, the Company prepaid the remaining outstanding balance of $9.3 million for cash consideration of $6.8 million out of internally-generated funds, generating a gain on extinguishment of indebtedness of $2.5 million which is included in other income in the consolidated statement of income for the year ended December 31, 2007.

In connection with the acquisition of the Oppenheimer Divisions from CIBC World Markets in January 2003, the Company issued Debentures in the amount of approximately $160.8 million. Note 7 to the consolidated financial statements, included in Item 8, contains a description of these instruments. The Debentures were retired

($140.8 million on July 31, 2006 and the remaining $20.0 million on October 23, 2006).  In order to finance the retirement of the Debentures, the Company issued a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million, employed internally available funds and increased bank call loans. The Senior Secured Credit Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. The Company estimates that, in April 2008, it will pay down principal of approximately $16.3 million pursuant to the excess cash flow computation.  In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At December 31, 2007, the Company was in compliance with the covenants.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, the Company issued a subordinated note in the amount of $100 million which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to provide regulatory capital to support the operations of the New Capital Markets Business.

In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to a newly formed U.S. entity to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval of Oppenheimer and CIBC.

Funding Risk

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2007	2006
Cash provided by operations	$113,667	$114,303
Cash used in investing activities	(11,553)	(7,272)
Cash used in financing activities	(97,954)	(115,502)
Net increase (decrease) in cash and cash equivalents	$4,160	$(8,471)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2007, the Company did not purchase any Class A Shares pursuant to the Normal Course Issuer Bid.

During the fourth quarter of 2007, the Company issued 91,896 Class A Shares for a total consideration of $2.2 million related to employee exercises of options under the Company’s equity incentive plan.

On November 23, 2007, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand.

On January 29, 2008, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on February 22, 2008 to shareholders of record on February 8, 2008.

The book value of the Company’s Class A and Class B Shares was $33.22 at December 31, 2007 compared to $27.76 at December 31, 2006, an increase of approximately 20%, based on total outstanding shares of 13,366,276 and 12,934,362, respectively.

The diluted weighted average number of Class A and Class B Shares outstanding for the year ended December, 2007 was 13,532,287 compared to 17,039,842 outstanding for the year ended December 31, 2006, a net decrease of 20% primarily due to the redemption, on July 31, 2006, of $140.8 million and on October 23, 2006, of the remaining $20.0 million, of the Company’s Debentures. The Debentures were exchangeable into approximately 6.9 million Class A Shares. The fourth quarter of 2006 represents the last quarterly period in which the Debentures had a dilutive impact on earnings per share.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 16 of the notes to the consolidated financial statements, appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations, as well as debt assumed in 2006 to refinance the Debentures which were issued in 2003.

The following table sets forth these contractual and contingent commitments as at December 31, 2007. Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$147	$28	$50	$35	$34
Committed capital	3	3	-	-	-
Senior Secured Credit Note	83	17	27	30	9
Total	$233	$48	$77	$65	$43

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

As part of its normal business operations, the Company engages in the trading of both fixed income and equity securities in both a proprietary and market-making capacity. The Company makes markets in over-the-counter equities in order to facilitate order flow and accommodate its institutional and retail customers. The Company also makes markets in municipal bonds, mortgage-backed securities, government bonds and high yield bonds and short term fixed income securities and loans issued by various corporations.

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

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.  Further discussion of credit risk appears in note 16 to the Company’s consolidated financial statements, included in Item 8.

Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures (including the maintenance of disaster recovery facilities and procedures related thereto) that are designed to identify and manage operational risk at appropriate levels. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. The Company has procedures designed to assess and monitor counterparty risk. For details of funding risk, see Item 7, under the caption “Liquidity and Capital Resources”.

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

The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S. Patriot Act. See further discussion on the Company’s reserve policy in Item 7, under the caption “Critical Accounting Estimates”, Item 3, “Legal Proceedings” and Item 1, “Regulation”.

Off-Balance Sheet Arrangements. The Company does not rely on off-balance sheet arrangements or transactions with unconsolidated, special purpose or limited purpose entities to manage risk.

Value-at-Risk

Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading of financial instruments and derivatives. The value-at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-

covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At December 31, 2007 and 2006, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	-------------Fiscal 2007-------------			As at December 31,
	High	Low	Average	2007	2006

Equity price risk	$437	$123	$286	$437	$308
Interest rate risk	648	409	544	648	392
Commodity price risk	119	128	143	119	133
Diversification benefit	(695)	(332)	(556)	(695)	(502)
Total	$509	$328	$417	$509	$331

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2007 from those reported in 2006 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2007 compared to December 31, 2006. The Company’s portfolio as at December 31, 2007 includes approximately $15.4 million ($14.9 million in 2006) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge market risk in fiscal 2007 and 2006, including in connection with the Senior Secured Credit Note, which is described in Note 16 of the Notes to the Consolidated Financial Statements, appearing in Item 8. Such information is hereby incorporated by reference.  Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

March 7, 2008

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2007	2006
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$27,702	$23,542
Cash and securities segregated for regulatory and
other purposes	67,562	45,035
Deposits with clearing organizations	16,402	11,355
Receivable from brokers and clearing organizations	672,282	643,914
Receivable from customers, net of allowance for
doubtful accounts of $628 thousand ($665 thousand
in 2006)	879,732	979,350
Securities owned, at market value	128,495	137,092
Notes receivable, net	44,923	52,340
Office facilities, net	18,340	16,478
Intangible assets, net of amortization	32,925	33,660
Goodwill	132,472	132,472
Other	117,406	84,852
	$2,138,241	$2,160,090

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (continued)
AS AT DECEMBER 31,
	2007	2006
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$56,925	$57,641
Bank call loans	29,000	79,500
Payable to brokers and clearing organizations	809,025	923,556
Payable to customers	446,299	384,881
Securities sold, but not yet purchased, at market value	9,413	7,315
Accrued compensation	153,786	116,235
Accounts payable and other liabilities	82,912	74,806
Income taxes payable	11,020	13,229
Zero coupon promissory note	-	14,576
Senior secured credit note	83,325	124,375
Deferred income tax, net	12,556	4,935
	1,694,261	1,801,049

Commitments and contingencies (note 13)

Shareholders' equity
Share capital
Class A non-voting shares (2007 – 13,266,596 shares issued and outstanding 2006 – 12,834,682 shares issued and outstanding)	52,921	41,093
99,680 Class B voting shares issued and outstanding	133	133
	53,054	41,226
Contributed capital	16,760	11,662
Retained earnings	375,137	306,153
Accumulated other comprehensive loss	(971)	-
	443,980	359,041
	$2,138,241	$2,160,090

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$366,437	$355,459	$322,120
Principal transactions, net	41,441	42,834	36,242
Interest	110,114	108,025	76,649
Investment banking	119,350	67,528	67,413
Advisory fees	249,358	180,602	158,957
Other	27,697	46,375	18,365
	914,397	800,823	679,746

EXPENSES:
Compensation and related expenses	540,200	468,609	418,734
Clearing and exchange fees	16,388	12,102	13,380
Communications and technology	52,288	47,474	44,224
Occupancy and equipment costs	48,607	50,328	48,401
Interest	56,643	62,867	39,736
Other	72,877	78,993	73,582
	787,003	720,373	638,057

Profit before income taxes	127,394	80,450	41,689

Income tax provision	52,027	35,873	18,773

NET PROFIT FOR YEAR	$75,367	$44,577	$22,916

Earnings per share
Basic	$5.70	$3.50	$1.76
Diluted	$5.57	$2.76	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31,
2007	2006	2005
(Expressed in thousands of dollars, except per share amounts)

Net profit for year	$75,367	$44,577	$22,916

Other Comprehensive income (loss), net of tax
Change in cash flow hedges (net of tax
benefit of $703 thousand)	(971)	-	-

COMPREHENSIVE INCOME FOR YEAR	$74,396	$44,577	$22,916

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
	(Expressed in thousands of dollars)
SHARE CAPITAL
Balance at beginning of year	$41,226	$32,631	$49,637
Issuance of Class A Shares	11,828	10,850	2,629
Repurchase of Class A Shares for
cancellation	-	(2,255)	(19,635)

Balance at end of year	$53,054	$41,226	$32,631

CONTRIBUTED CAPITAL
Balance at beginning of year	$11,662	$8,810	$8,780
Tax benefit from share-based awards	915	315	30
Share-based expense	4,183	2,537	-

Balance at end of year	$16,760	$11,662	$8,810

RETAINED EARNINGS
Balance at beginning of year	$306,153	$266,682	$248,466
Cumulative effect of an accounting change	(823)	-	-
Net profit for year	75,367	44,577	22,916
Dividends paid ($0.42 per share in 2007; $0.40 per share in 2006; and $0.36 per share in 2005)	(5,560)	(5,106)	(4,700)

Balance at end of year	$375,137	$306,153	$266,682

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	-	-	-
Change in cash flow hedges, net of tax	$(971)	-	-
Balance at end of year	$(971)	-	-

Total Shareholders’ Equity	$443,980	$359,041	$308,123

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit for year	$75,367	$44,577	$22,916
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization of office facilities and leasehold improvements	9,691	9,583	9,347
Deferred income tax	7,621	382	(3,975)
Amortization of notes receivable	19,419	20,676	23,141
Amortization of debt issuance costs	1,218	352	-
Amortization of intangible assets	735	735	735
Provision for doubtful accounts	(37)	(200)	(2,035)
Share-based compensation	9,657	5,000	-
Gain on extinguishment of zero coupon note	(2,455)	-	-
Gain on extinguishment of Debentures	-	(4,146)	-
Decrease (increase) in operating assets:
Cash and securities segregated for
regulatory and other purposes	(22,527)	(13,708)	(16,036)
Deposits with clearing organizations	(5,047)	2,885	2,766
Receivable from brokers and clearing
organizations	(28,368)	(116,424)	(52,967)
Receivable from customers	99,655	138,064	(248,841)
Securities owned	8,597	9,553	(68,200)
Notes receivable	(12,002)	(13,142)	(12,945)
Other assets	(33,164)	(16,578)	(10,022)
Increase (decrease) in operating liabilities:
Drafts payable	(716)	11,629	(13,227)
Payable to brokers and clearing
organizations	(115,502)	93,078	158,525
Payable to customers	61,418	(88,331)	89,512
Securities sold, but not yet purchased	2,098	(2,471)	(750)
Accrued compensation	32,935	26,732	13,954
Accounts payable and other liabilities	7,283	(6,005)	14,153
Income taxes payable	(2,209)	12,062	4,185
Cash provided by (used in) operating activities	113,667	114,303	(89,764)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005
(Expressed in thousands of dollars)
Cash flows from investing activities:
Purchase of office facilities	(11,553)	(7,272)	(4,589)
Cash used in investing activities	(11,553)	(7,272)	(4,589)

Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(5,560)	(5,106)	(4,700)
Issuance of Class A Shares	10,970	10,850	2,629
Tax benefit from share-based awards	915	315	30
Repurchase of Class A Shares for cancellation	-	(2,255)	(19,635)
Repayments of zero coupon promissory notes	(12,121)	(8,246)	(12,556)
Redemption of Debentures	-	(156,676)	-
Issuance of senior secured credit note	-	125,000	-
Repayments of senior secured credit note	(41,050)	(625)	-
Debt issuance costs	(608)	(4,035)	-
Bank loan repayments	-	(14,524)	(10,119)
Increase (decrease) in bank call loans, net	(50,500)	(60,200)	137,327
Cash provided by (used in) financing activities	(97,954)	(115,502)	92,976
Net increase (decrease) in cash and cash
equivalents	4,160	(8,471)	(1,377)
Cash and cash equivalents, beginning of year	23,542	32,013	33,390
Cash and cash equivalents, end of year	$27,702	$23,542	$32,013

Supplemental disclosure of cash flow
information:
Cash paid during the year for interest	$57,429	$61,258	$36,635
Cash paid during the year for income taxes	$45,900	$23,400	$14,400

The accompanying notes are an integral part of these consolidated financial statements

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2007

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

Certain prior period amounts in the consolidated statements of income have been reclassified to conform with current presentation. Total revenue, total expenses, profit before income taxes, income tax provision and net profit for the years were not affected. See note 17.

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

Financial Instruments

The Company's financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees, which are carried at cost.  Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, the Company generally assumes that the size of positions in securities that the Company holds would not be large enough to affect the quoted price of the securities if the Company were to sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Securities owned, including those pledged and securities sold, but not yet purchased are recorded at estimated fair value on the consolidated balance sheet using quoted market or dealer prices, where available. Gains and losses are recorded in principal transactions on the consolidated statements of income.

Investments, included in securities owned, which have a ready market are valued using quoted market or dealer prices. Investments with no ready market value are stated at estimated fair value as determined in good faith by management. Factors considered in valuing individual investments include available market prices, type of security, purchase price, purchases of the same or similar securities by other investors, marketability, restrictions on disposition, current financial position and operating results of the issuer, and other pertinent information.  Management uses its best judgment in estimating the fair value of these investments. There are inherent limitations in any estimation technique. The fair value estimates presented herein are not necessarily indicative of an amount that the Company could realize in a current transaction. Because of inherent uncertainty of valuation, these estimated fair values do not necessarily represent amounts that might be ultimately realized, since such amounts depend on future circumstances and the differences could be material.

Financial instruments used for asset and liability management are recorded on the consolidated balance sheets at fair value based upon dealer quotes and third-party pricing services. The Company utilizes interest rate swap agreements to manage interest rate risk of its variable rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month London Interbank Offering Rate (“LIBOR”).

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts (unsecured or partially secured receivables from customers.)

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. Management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $1.2 million (which is net of accumulated amortization of $3.7 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2007 have been tested for impairment and it has been determined that no impairment has occurred.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. Goodwill is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its carrying amount. Goodwill recorded as at December 31, 2007 has been tested for impairment and it has been determined that no impairment has occurred.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

Income Taxes

The Company estimates taxes payable and records income tax reserves. These reserves are based on historic experience and may not reflect the ultimate liability. The Company monitors and adjusts these reserves as necessary.

Revenue Recognition

Brokerage

Customers’ securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date for securities transactions and one day for commodities transactions. Related commission income and expense is recorded on a trade date basis.

Principal transactions

Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased, are reported at market value generally based upon quoted prices. Realized and unrealized changes in market value are recognized in principal transactions, net in the period in which the change occurs.

Fees

Investment banking fees are recorded on offering date, sales concessions on trade date and other underwriting fees at the time the transaction is substantially completed and income is reasonably determinable.

Asset Management

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as at the fund’s year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company’s fiscal year.  Asset management fees and performance fees are included in advisory fees in the consolidated statements of income. Assets under management are not included as assets of the Company.

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

Notes Receivable

The Company had notes receivable, net from employees of approximately $44.9 million at December 31, 2007. The notes are recorded in the consolidated balance sheet at face value of approximately $84.7 million less accumulated amortization and reserves of $33.5 million and $6.3 million, respectively, at December 31, 2007. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3-5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on their continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability.  Amortization of notes receivable is included in the statements of income in compensation and related expenses.

Office Facilities

Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of furniture, fixtures, and equipment is provided on a straight-line basis generally over 3-7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease.

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which was included in accounts payable and other liabilities on the consolidated balance sheet.  See note 10. Management has evaluated its tax positions for the year ended December 31, 2007 and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2007.

Share-Based Payments

The Company has share-based compensation plans. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 123(R), “Share-Based Payment”.  SFAS No. 123(R) requires that share-based payments be accounted for at fair value. The Company commenced expensing share-based compensation awards on January 1, 2006 using the ‘modified prospective method’.  Under that method, the provisions of SFAS No. 123(R) are applied to remaining unvested share-based awards outstanding at December 31, 2005 as well as to share-based awards granted subsequent to adoption. The consolidated financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123(R).

For share-based awards issued prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock compensation plans.  Under APB 25, compensation expense was not required to be recognized in the consolidated statement of income so long as the strike price of the options granted was equal to the market value on grant date. Accordingly, the Company did not recognize compensation expense for outstanding stock options. See note 12 for the pro-forma and earnings per share impact, using a fair-value-based calculation for awards issued prior to adoption of SFAS No. 123(R).

Interest Expense

Interest expense is primarily comprised of interest on bank call loans, the Senior Secured Credit Note, the Variable Rate Exchangeable Debentures (“Debentures”), securities loaned, and customer credits.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted. The Company has determined that adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company has determined that adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $39.8 million (2006 - $27.2 million) were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

Evanston had client funds held in escrow totaling $27.8 million at December 31, 2007 (2006 -$17.8 million).

3. Receivable from and Payable to Brokers and Clearing Organizations

Amounts are expressed in thousands of dollars.

	As at December 31,
	2007	2006
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$511,978	$529,854
Receivable from brokers	78,125	45,027
Securities failed to deliver	38,626	33,759
Clearing organizations	13,176	4,896
Omnibus accounts	17,672	18,490
Other	12,705	11,888
	$672,282	$643,914

	As at December 31,
	2007	2006
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$759,368	$885,655
Securities failed to receive	49,504	36,810
Clearing organizations and other	153	1,091
	$809,025	$923,556

4. Securities Owned and Securities Sold, but not yet Purchased (at Market Value)

Amounts are expressed in thousands of dollars.

	As at December 31,
	2007	2006
Securities owned consist of:
Corporate equities and warrants	$48,181	$42,508
Corporate and sovereign obligations	28,329	41,747
U.S. government and agency and state and municipal government obligations	49,351	49,974
Money market funds	1,564	1,969
Other	1,070	894
	$128,495	$137,092

	As at December 31,
	2007	2006
Securities sold, but not yet purchased consist of:
Corporate equities and warrants	$5,147	$3,609
Corporate obligations	1,051	2,336
U.S. government and agency and state and municipal government obligations and other	3,215	1,370
	$9,413	$7,315

Securities owned and Securities sold, but not yet purchased, consist of trading and investment securities at market and fair values. Included in securities owned at December 31, 2007 are corporate equities with estimated  fair values of approximately $15.4 million ($14.9 million in 2006), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet. See note 12 for further discussion. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $5.7 million and $6.0 million, respectively, at December 31, 2007 and 2006, which relate to restricted shares of NYSE Group Inc. The Company’s pre-tax profit for the year ended December 31, 2006 reflects a net gain of $13.7 million included in other revenue on the consolidated statements of income, arising from the exchange of NYSE seats for cash and NYSE Group common shares and the subsequent sale of a portion of such NYSE Group common shares. At December 31, 2007, the Company had pledged securities owned of approximately $1.3 million ($979.0 thousand in 2006) as collateral to counterparties for securities loan transactions which can be sold or repledged.

5. Office Facilities

Amounts are expressed in thousands of dollars.

			December 31, 2007	December 31, 2006
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$57,245	$47,035	$10,210	$7,834
Leasehold improvements	26,904	18,774	8,130	8,644
	$84,149	$65,809	$18,340	$16,478

Depreciation and amortization expense, included in occupancy and equipment costs, was $9.7 million, $9.6 million and $9.3 million in the years ended December 31, 2007, 2006 and 2005, respectively.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 6% at December 31, 2007. These loans, collateralized by firm and customer securities (with market values of approximately $21.9 million and $38.0 million, respectively, at December 31, 2007) are primarily with two U.S. money center banks. Details of the bank call loans are as follows.

 Amounts are expressed in thousands of dollars, except percentages.

	Year ended December 31,
	2007	2006	2005
Year-end balance	$29,000	$79,500	$139,700
Weighted interest rate (at end of year)	4.631%	5.703%	4.622%
Maximum balance (at any month end)	$102,700	$238,500	$275,200
Average amount outstanding (during the year) (1)	$42,019	$131,050	$164,733
Average interest rate (during the year)	4.44%	5.33%	3.88%

(1)

The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

Interest expense for the year ended December 31, 2007 on bank call loans was $1.9 million ($7.5 million in 2006 and $9.3 million in 2005) .

7. Long-Term Liabilities

Amounts are expressed in thousands of dollars.

Issued	Maturity Date	Interest Rate	December 31, 2007

Senior Secured Credit Note	7/31/2013	7.84%	$83,325

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal to 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The Company estimates that, in April 2008, it will pay down principal of approximately $16.3 million pursuant to the excess cash flow computation as of December 31, 2007. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. On December 12, 2007, in contemplation of the acquisition described in note 20, certain terms of the Senior Secured Credit Note were amended. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At December 31, 2007, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the year ended December 31, 2007 was 7.84%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2007 on the Senior Secured Credit Note was $8.0 million ($4.3 million for the year ended December 31, 2006).  Of the $83.3 million due as at December 31, 2007, $17.0 million is expected to be paid within 12 months.

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

Variable Rate Exchangeable Debentures (the “Debentures”)

As partial payment for the Oppenheimer Divisions, on January 6, 2003, the Company issued Debentures in the aggregate amount of $160.8 million. The Debentures were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share and expired on January 2, 2013. On July 31, 2006 and October 23, 2006, the Company retired $140.8 million and $20.0 million, respectively, of the

Debentures. During the year ended December 31, 2006, the Company recorded a gain on extinguishment of the Debentures of approximately $4.1 million, which is included in other revenue in the consolidated statement of income.

In connection with the retirement of the Debentures, the Company agreed to make a contingent payment to CIBC if, prior to December 31, 2007, the Company entered into an agreement for the sale of the majority of the Company’s Class A and Class B Shares. The amount of the contingent payment would have been based on the price per share realized by the Company’s shareholders in any such transaction.

Zero Coupon Promissory Note

On January 2, 2003, in connection with the acquisition of the Oppenheimer Divisions, the Company issued a zero coupon promissory note in the amount of $65.5 million. On December 14, 2007, the Company prepaid the remaining outstanding balance of $9.3 million for cash consideration of $6.8 million, generating a gain on extinguishment of indebtedness of $2.5 million which is included in other income in the consolidated statement of income for the year ended December 31, 2007.

Subordinated Loan

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business (see note 20 for further discussion), the Company issued a subordinated note to CIBC in the amount of $100 million which is due and payable on January 31, 2014 with interest payable on a quarterly basis.  The purpose of this note is to provide regulatory capital to support the operations of the New Capital Markets Business.

8. Share Capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares (“Class A Shares”); and (c) 99,680 Class B voting shares (“Class B Shares”). No first preference shares have been issued.

The Class A and the Class B Shares are equal in all respects except that the Class A Shares are non-voting.

The following table reflects changes in the number of Class A Shares outstanding for the years indicated.

	2007	2006	2005

Class A Shares outstanding, beginning of year	12,834,682	12,496,141	13,296,876
Issued to Oppenheimer & Co. Inc. 401(k) Plan	95,425	104,725	64,176
Issued pursuant to share-based compensation plans	336,489	344,516	51,357
Repurchased and cancelled pursuant to the issuer bid	-	(110,700)	(916,268)

Class A Shares outstanding, end of year	13,266,596	12,834,682	12,496,141

Share-based compensation plans are described in note 12.

Issuer Bid

During the 12-month period that commenced on August 14, 2007, the Company may purchase up to 650,000 Class A Shares by way of a Normal Course Issuer Bid (“Issuer Bid”) through the facilities of the New York Stock Exchange. In the year ended December 31, 2007, the Company did not purchase any Class A Shares under the current Issuer Bid. All shares purchased pursuant to Issuer Bids are cancelled.

Amounts are expressed in thousands of dollars, except per share amounts.

	2007	2006	2005

Class A Shares purchased and cancelled pursuant to an Issuer Bid	-	110,700	916,268
Total consideration	-	$2,255	$19,635
Average price per share	-	$20.37	$21.43

Dividends

In 2007, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.40 in 2006 and $0.36 in 2005):

Dividend per share

Record Date

Payment Date

$0.10

February 9, 2007

February 23, 2007

$0.10

May 4, 2007

May 18, 2007

$0.11

August 10, 2007

August 24, 2007

$0.11

November 9, 2007

November 23, 2007

9. Contributed Capital

Contributed capital represents the tax benefit on the difference between market price and exercise price on employee stock options exercised, and since January 1, 2006, includes the impact of expensing stock options in accordance with SFAS 123(R). See note 12 for further discussion.

10. Income Taxes

The income tax provision shown in the consolidated statements of income is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows:

	Year ended December 31,
	2007	2006	2005

U.S. federal statutory income tax rate	35%	35%	35%

U.S. state and local income taxes, net of U.S. federal
income tax benefits	6.7%	8.1%	5.6%
Tax exempt income, including dividends	-0.4%	-0.6%	-1.3%
Business promotion and other non-deductible expenses	-	-	3.1%
Other (1)	-0.5%	2.1%	2.6%

Effective income tax rate	40.8%	44.6%	45.0%

(1) In 2005, 2006 and 2007, other primarily includes the effect of tax authority audits.

Income taxes included in the consolidated statements of income represent the following:

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2007	2006	2005
Current:
U.S. federal tax	$35,241	$25,852	$12,005
State and local tax	9,165	9,047	2,793
	44,406	34,899	14,798
Deferred:
U.S. federal tax	5,700	919	3,312
State and local tax	1,921	55	663
	7,621	974	3,975
	$52,027	$35,873	$18,773

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

Amounts are expressed in thousands of dollars.

	December 31,
	2007	2006
Deferred tax assets:
Employee deferred compensation plans	$17,844	$9,443
Allowance for doubtful accounts	296	234
Reserve for litigation and legal fees	2,033	5,567
Difference between book and tax depreciation	-	858
Other	2,206	4,911
Total deferred tax assets	22,379	21,013

	December 31,
	2007	2006
Deferred tax liabilities:
Section 197 amortization of goodwill	22,693	16,916
Involuntary conversion	3,016	6,891
Investment in partnerships	7,283	569
Gain on NYSE Group shares	1,943	1,572
Total deferred tax liabilities	34,935	25,948

Deferred income tax, net	$12,556	$4,935

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

In the year ended December 31, 2006, an immaterial adjustment was recorded to recognize a deferred tax asset related to the CIBC Deferred Compensation Plan that was purchased as part of the 2003 acquisition of the Oppenheimer Divisions.  The adjustment impacted the balance sheet only as a reduction to goodwill and income taxes payable in the amount of $5.4 million.

On a cash basis, the Company paid income taxes for the years ended December 31, 2007, 2006 and 2005 in the amounts of $45.9 million, $23.4 million and $14.4 million, respectively.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. (“FIN 48”). This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the “more likely than not” criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823 thousand and a reclassification of deferred tax liabilities in the amount of $6.1 million to liability for unrecognized tax benefits which was included in accounts payable and other liabilities on the consolidated balance sheet.  The Company’s uncertain tax positions primarily consisted of an election made under the Internal Revenue Code to limit current recognition of property that was involuntarily converted to money as a result of monetary damages received.  The Company recognizes interest accrued on underpayments of income taxes as interest expense and any related statutory penalties as other expenses in its condensed consolidated statement of income. During the year ended December 31, 2007, the Company recorded approximately $676 thousand in interest related to the involuntary conversion of assets.

In the fourth quarter of 2007, the Company effectively settled with the Internal Revenue Service (“IRS”) related to the involuntary conversion of assets as part of the IRS’s limited scope examination of the 2003 – 2005 tax period without a material impact to the Company’s effective income tax rate. As such, the tax position is no longer uncertain at December 31, 2007.

Due to its retail branch network, the Company is subject to tax examinations in many state and local jurisdictions.  Tax years under examination vary by jurisdiction and it is not uncommon to have many examinations open at any given time.  Currently, tax examinations are ongoing in New York City (1998 – 2000), New Jersey (2002 – 2005), Florida (2004 – 2006) and Michigan (2002 – 2005).  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations.  The Company has established tax reserves that it believes are sufficient in relation to possible additional assessments.  The Company continuously assesses the adequacy of these reserves and believes that the resolution of such matters will not have a material effect on the consolidated balance sheet, although a resolution could have a material effect on the Company’s consolidated statement of income for a particular period and on the Company’s effective income tax rate for any period in which resolution occurs. The decrease in the effective tax rate for the year ended December 31, 2007 was a result of favorable resolutions of tax matters during the period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amounts are expressed in thousands of dollars.

Balance at January 1, 2007	$ 823
Tax positions taken related to the current year	0
Tax positions taken related to prior years	676
Settlements with taxing authorities	(1,499)
Lapse of applicable statute of limitations	0
Balance at December 31, 2007	$0

11. Earnings Per Share

Basic earnings per share was computed by dividing net profit by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of Debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2007	2006	2005
Basic weighted average number of shares outstanding	13,223,442	12,749,712	13,020,341
Net effect, if converted method	-	4,224,651	6,932,000
Net effect, treasury method	308,845	65,479	-
Diluted common shares (1)	13,532,287	17,039,842	19,952,341

	2007	2006	2005

Net profit, as reported	$75,367	$44,577	$22,916
Effect of dilutive exchangeable debentures	-	2,454	4,256
Net profit available to shareholders and assumed conversions	$75,367	$47,031	$27,172

Basic earnings per share	$5.70	$3.50	$1.76
Diluted earnings per share	$5.57	$2.76	$1.36

(1) The diluted earnings per share computations do not include the antidilutive effect of the following options:
	2007	2006	2005
Number of antidilutive options and restricted shares, for the period	84,103	1,024,414	1,746,475

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

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate is reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards as of January 1, 2006 as well as awards granted thereafter. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2007	2006	2005	2004	2003	2002

Expected term (1)	5 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	39.67%	26.57%	23.50%	21.08%	22.61%	27.49%
Risk-free interest rate (3)	4.54%	4.51%	3.89%	3.01%	2.92%	4.10%
Actual dividends (4)	$0.40	$0.38	$0.36	$0.36	$0.36	$0.36

(1) The expected term was determined based on actual awards, typically five years.

(2) The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Shares over a historical period commensurate to the expected term of the awards.

(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.
(4) Actual dividends were used to compute the expected annual dividend yield.

The Company did not recognize compensation expense for outstanding stock options during the year ended December 31, 2005. Under APB 25, compensation expense was not required to be recognized in the consolidated statement of income so long as the strike price of the options granted was equal to the market value on grant date. The following presents the pro forma income and earnings per share impact, using a fair-value-based calculation, of the Company’s stock-based compensation under SFAS No. 123 with respect to stock options granted prior to January 1, 2006. Amounts are expressed in thousands of dollars except per share amounts.

Year ended December 31, 2005

Net profit, as reported	$22,916
Stock-based compensation expense that would have been reported in net profit if the fair value provisions of SFAS No. 123 had been applied to all awards	1,526
Pro forma net profit	$21,390

Basic profit per share, as reported	$1.76
Diluted profit per share, as reported	$1.36

Pro forma basic profit per share	$1.64
Pro forma diluted profit per share	$1.29

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation and Stock Option Committee of the board of directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. At December 31, 2007, the number of Class A Shares available under the EIP, but not yet awarded, was 715,897.

Stock option activity under the EIP since January 1, 2006 is summarized as follows:

	Year ended December 31, 2007		Year ended December 31, 2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of period	1,168,392	$27.93	1,775,641	$27.04
Options granted	79,103	$34.99	43,632	$23.04
Options exercised	(257,491)	$24.96	(284,075)	$26.36
Options forfeited or expired	(10,529)	$24.79	(366,806)	$24.27
Options outstanding, end of period	979,475	$29.32	1,168,392	$27.93
Options vested, end of period	445,964	$28.96	368,967	$27.99
Weighted average fair value of options granted	$13.45	-	$6.26	-

The aggregate intrinsic value of options outstanding as of December 31, 2007 was approximately $12.8 million. The aggregate intrinsic value of options vested as of December 31, 2007 was approximately $6.0 million. The aggregate intrinsic value of options that are expected to vest is $5.9 million as of December 31, 2007.

The following table summarizes stock options outstanding and exercisable as at December 31, 2007

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.99 - $25.00	364,766	1.3 years	$23.45	191,161	$24.08
$25.01 - $36.13	614,709	1.6 years	$32.80	254,803	$32.63

$19.99 - $36.13	979,475	1.5 years	$29.32	445,964	$28.96

The following table summarizes the status of the Company’s non-vested options since December 31, 2006.

	Year ended December 31, 2007
	Number of Options	Weighted average fair value

Non-vested beginning of period	799,425	$6.21
Granted	79,103	$13.45
Vested	(335,138)	$5.91
Forfeited or expired	(9,879)	$5.71
Non-vested end of period	533,511	$7.48

In the year ended December 31, 2007, the Company has included approximately $2.3 million ($3.3 million in 2006 and nil in 2005) of compensation expense in its consolidated statement of income relating to the expensing of stock options.

As of December 31, 2007, there was approximately $2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.5 years.

On January 29, 2008, options on 225,136 Class A Shares were awarded to new Oppenheimer employees and options on 3,125 Class A Shares were awarded to current Oppenheimer employees These options will be expensed over 2.5 years and 4.5 years, respectively (the vesting periods).

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

The fair value of each OARs award was estimated as at December 31, 2007 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2007
January 10, 2003	93,920	$24.94	9 days	$17.43
January 13, 2004	150,940	$32.78	1 years	$12.47
January 13, 2005	249,030	$24.53	2 years	$19.20
January 13, 2006	268,450	$20.53	3 years	$22.76
January 12, 2007	384,290	$35.44	4 years	$13.99
Total	1,146,630
Total weighted average values		$28.37	2.6 years	$17.26

At December 31, 2007, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding as of December 31, 2007 was approximately $16.0 million. The aggregate intrinsic value of OARs that are expected to vest is $15.1 million as of December 31, 2007. In the year ended December 31, 2007, the Company included approximately $5.5 million ($2.5 million in 2006 and $617 thousand in 2005) of compensation expense in its consolidated statement of income relating to OARs awards. The cumulative liability related to the OARs was approximately $9.1 million as of December 31, 2007.

As of December 31, 2007, there was approximately $9.4 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.6 years.

On January 10, 2008, 512,825 OARs were awarded to Oppenheimer employees related to fiscal 2007 performance. These OARs will be expensed over 5 years (the vesting period).

Employee Share Plan

On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries resident in the U.S. to attract, retain and provide incentives to key management employees. The compensation and stock option committee of the board of directors of the Company may grant stock awards and restricted stock awards pursuant to the ESP. Effective January 1, 2006, with the adoption of SFAS 123(R), ESP awards are being accounted for as equity awards and are valued at grant date fair value.

The Company has awarded restricted Class A Shares to certain employees as part of their compensation package pursuant to the ESP. These awards are granted from time to time throughout the year based upon the recommendation of the compensation and stock option committee of the board of directors of the Company. These ESP awards are priced at fair value on the date of grant and typically require the completion of a service period (determined by the Compensation Committee). Dividends may or may not accrue during the service period, depending on the terms of individual ESP awards. At December 31, 2007, the number of Class A Shares available under the ESP, but not yet awarded, was 535,868.

The following table summarizes the status of the Company’s non-vested ESP awards since December 31, 2006.

	Number of Class A Shares subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of period	104,264	$23.36	2.3 years
Granted	46,855	$34.14	2.0 years
Vested	(32,362)	$26.11	-
Forfeited or expired	(7,952)	$34.49	-
Non-vested end of period	110,805	$26.32	2.2 years

At December 31, 2007, all outstanding ESP awards were unvested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2007 was approximately $4.7 million. The aggregate intrinsic value of ESP awards that are expected to vest is $4.5 million as of December 31, 2007. In the year ended December 31, 2007, the Company included approximately $1.1 million ($957 thousand in 2006 and $38 thousand in 2005) of compensation expense in its consolidated statement of income relating to ESP awards.

As of December 31, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

In January 2008, 417,363 restricted Class A Shares were awarded to Oppenheimer employees under the ESP. These restricted shares will be expensed over the vesting period (three years).

In January 2008, the Company issued 41,211 Class A Shares to certain Oppenheimer employees who had elected to take a portion of their year-end bonus in Class A Shares in lieu of cash under the ESP. The cost of these shares (priced at market on January 4, 2008) is included in compensation and related expenses in the consolidated statement of income for the year ended December 31, 2007.

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $15,500, $15,000 and $14,000 per annum in 2007, 2006 and 2005, respectively. The Company made contributions to the 401(k) Plan of $5.5 million, $4.5 million and $4.0 million in 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Program

Old Michigan Corp. sponsors an unfunded Supplemental Executive Retirement Program (“SERP”), which is a non-qualified plan that provides certain former officers additional retirement benefits. Payments under the SERP were $267 thousand in 2007, 2006 and 2005, respectively. At December 31, 2007, benefits payable under the SERP were approximately $266 thousand.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2007 of approximately $8.7 million ($6.8 million in 2006 and $5.1 million in 2005). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2007, the Company’s liability with respect to the EDCP and DIP totaled $21.8 million and is included in accrued compensation on the consolidated balance sheet as at December 31, 2007.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose. At December 31, 2007, the Company’s liability with respect to this plan totaled $15.4 million. See further discussion in note 4.

The total amount expensed in 2007 for the Company’s deferred compensation plans was $7.1 million ($6.1 million in 2006 and $2.7 million in 2005).

13. Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2007 are as follows:

Amounts are expressed in thousands of dollars.

2008	$28,237
2009	26,040
2010	24,067
2011	21,094
2012	13,657
2013 and thereafter	33,769
Total	$146,864

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2007, 2006 and 2005 was $33.1 million, $33.3 million and $33.3 million, respectively.

At December 31, 2007, the Company had capital commitments of approximately $2.5 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2007, the Company had collateralized and uncollateralized letters of credit for $260.2 million in favor of Options Clearing Corporation. Collateral for these letters of credit include customer securities with a market value of approximately $353.7 million pledged to two financial institutions.

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

14.  Regulatory Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the Securities and Exchange Commission ("SEC") under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2007, Oppenheimer had net capital of $190.6 million which exceeded required net capital by $167.4 million. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250 thousand or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2007, Freedom had net capital of $7.5 million, which was $7.2 million in excess of the $250 thousand required to be maintained at that date.

At December 31, 2007, Oppenheimer and Freedom had $26.4 million and $13.4 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations. Oppenheimer Trust Company is subject to regulation by the New Jersey Department of Banking.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2007. The Company had no deposit requirements as of December 31, 2007.

15. Collateralized Transactions

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

Securities lending

The Company has received securities of approximately $492.8 million under securities borrow agreements of which the Company has repledged approximately $327.2 million under securities loans agreements at December 31, 2007. Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling approximately $311.5 million at December 31, 2007.

Bank call loans

The Company obtains short-term borrowing through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. See note 6.

Margin lending

The Company provides margin loans to its clients, which are collateralized by securities in their brokerage accounts.  The Company monitors required margin levels and clients are required to deposit additional collateral, or reduce positions, when necessary.

At December 31, 2007, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $394.0 million under securities loan agreements, of which approximately $353.7 million is collateral for letters of credit, and approximately $38.0 million with respect to bank call loans.

Securities owned

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities that can be sold or repledged by the counterparty was $1.3 million as at December 31, 2007 ($1.0 million as at December 31, 2006). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or repledge the collateral was $21.9 million as at December 31, 2007 ($36.4 million as at December 31, 2006).

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

The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank call loans and securities lending.

Interest Rate Swaps

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.  The effective portion of the loss on the interest rate swaps was approximately $971 thousand as of December 31, 2007. There was no ineffective portion as at December 31, 2007.

Information on these swaps is summarized in the following table:

Amounts are expressed in thousands of dollars.

	December 31,
	2007	2006
Notional principal amount	$77,000	$99,000
Weighted-average variable interest rate	-	-
Weighted-average fixed interest rate	5.45%	5.45%
Weighted-average maturity	1.1 years	1.4 years

Mortgage-Backed Securities TBAs

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in securities owned and securities sold, but not yet purchased, respectively, and in the consolidated statement of income as principal transactions revenue. The credit risk for TBAs is limited to the unrealized market valuation gains recorded in the consolidated balance sheets. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.

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

Unrealized gains and losses on futures contracts are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations.

Amounts are expressed in thousands of dollars.

	December 31, 2007			December 31, 2006
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$77,000	$ -	$1,674	$ 99,000	$ -	$ 758
U.S. Treasury futures	$29,600	-	$152	$42,800	$614	-
Purchase of TBAs	$17,262	$232	-	$65,876	$463	-
Sale of TBAs	$17,222	-	$324	$66,989	-	$78

Clearing Arrangements

The Company has a clearing arrangement with Pershing LLC to clear certain transactions in foreign securities. The clearing broker has the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. The Company has a relationship with R.J. O’Brien & Associates which maintains an omnibus account on behalf of Oppenheimer and executes commodities transactions on all exchanges. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can rehypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2007, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of these clearing brokers, all counterparties and all clients with which it conducts business.

Variable Interest Entities (“VIE”)

In January 2003, the FASB issued FIN 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a VIE, and on December 24, 2003, the FASB issued FIN 46R. FIN 46R requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.  The Company is involved with VIEs in its role as sponsor of certain alternative investment funds in which it is neither the primary beneficiary nor a significant variable interest holder as its variable interests in these VIEs does not absorb a majority of the VIEs expected losses or receive a majority of the VIEs expected returns.  The Company monitors these variable interests on a periodic basis.

17.  Reclassification of prior period revenue

Certain prior period amounts in the consolidated statement of income have been reclassified to conform with current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Year ended December 31, 2006		Year ended December 31, 2005
	As reported	Reclassified	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$370,866	$355,459	$324,227	$322,120
Principal transactions, net	$114,192	$42,834	$101,016	$36,242
Advisory fees	$113,316	$180,602	$111,946	$158,957

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

18. Segment  Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 81 branches in 21 U.S. states and 2 offices in Latin America through local broker dealers and Freedom, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2007, 2006 and 2005. The Company’s business is predominantly in the U.S.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2007	2006	2005
Revenue:
Private Client **	$662,486	$593,896	$511,784
Capital Markets	156,477	124,375	101,237
Asset Management **	87,051	59,237	61,468
Other *	8,383	23,315	5,257

Total	$914,397	$800,823	$679,746

Profit before income taxes:
Private Client **	$84,207	$52,146	$26,884
Capital Markets	27,155	11,547	11,167
Asset Management **	16,944	3,832	4,629
Other *	(912)	12,925	(991)

Total	$127,394	$80,450	$41,689

*For the year ended December 31, 2007, other revenue and profit before income taxes include approximately $2.5 million relating to a gain on extinguishment of the Company’s zero coupon promissory notes. For the year ended December 31, 2006, other revenue and profit before income taxes include approximately $13.7 million relating to the NYSE Group transactions and a gain upon extinguishment of the Company’s Debentures of approximately $4.1 million.

** OAM and the Private Client segment earned performance fees of approximately $21.3 million and $22.0 million, respectively, in 2007 ($7.3 million and $7.4 million, respectively, in 2006 and $2.2 million and $2.3 million, respectively, in 2005). These fees are based on participation as general partner in various alternative investments.

19. Related-Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

20. Subsequent Events

Acquisition

On January 14, 2008, the Company acquired CIBC World Markets’ U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as CIBC Israel Ltd. (the “New Capital Markets Business”). The New Capital Markets Business employs over 600 people and, based on CIBC’s most recently published results, produced over $400 million in revenue for the year ended October 31, 2007. The acquisition of related operations in Asia and the UK is expected to close at a later time, subject to regulatory approval. The acquisition significantly increases the Company’s penetration in capital markets activities.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the combined Capital Markets Division of Oppenheimer  and the acquired businesses for the calendar years 2008 through 2012 (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 Class A non-voting shares of the Company at $48.62 per share exercisable five years from the January 2008 closing, 3) cash consideration at closing equal to the fair market value of certain inventories in the amount of $48.2 million, and (4) a payment at closing in the amount of $2.5 million for office facilities. The acquisition will be accounted for using the purchase method.

As part of the transaction, the Company borrowed $100 million from CIBC in the form of a five-year subordinated loan, to support the newly acquired businesses. In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to a newly formed U.S. entity to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by Oppenheimer and CIBC.

Dividend

On January 29, 2008, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on February 29, 2008 to Class A and Class B shareholders of record on February 15, 2008.

21. Quarterly Information (unaudited)

Amounts are expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2007	Fourth	Third	Second	First	Year

Revenue	$258,358	$215,173	$226,750	$214,116	$914,397
Profit before income taxes	$44,305	$27,021	$27,886	$28,182	$127,394
Net profit	$26,537	$16,274	$15,766	$16,790	$75,367
Earnings per share:
Basic	$2.00	$1.23	$1.19	$1.28	$5.70
Diluted	$1.94	$1.19	$1.16	$1.26	$5.57

Dividends per share	$0.11	$0.11	$0.10	$0.10	$0.42

Market price of Class A Shares:
High	$48.18	$57.50	$51.50	$37.66	$57.50
Low	$37.05	$36.75	$32.53	$31.80	$31.80

	Fiscal Quarters
Year ended December 31, 2006	Fourth	Third	Second	First	Year

Revenue	$218,286	$188,463	$193,024	$201,050	$800,823
Profit before income taxes	$21,970	$13,274	$15,795	$29,411	$80,450
Net profit	$10,550	$7,673	$9,137	$17,217	$44,577
Earnings per share:
Basic	$0.82	$0.60	$0.72	$1.36	$3.50
Diluted	$0.80	$0.51	$0.52	$0.93	$2.76

Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.40

Market price of Class A Shares:
High	$36.24	$31.50	$30.50	$21.70	$36.24
Low	$26.99	$23.61	$20.74	$19.71	$19.71

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2007.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 16, 2007 with respect to fiscal 2006.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be contained under the caption “Election of Directors” in our definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders to be held May 5, 2008. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy circular. That information is incorporated herein by reference to the Management Proxy Circular.

STATEMENT OF CORPORATE GOVERNACE PRACTICES, WHISTLEBLOWER POLICY AND COMMITTEE CHARTERS

A copy of the Company’s Statement of Corporate Governance Practices and its Whistleblower Policy, as well as copies of the Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating/Corporate Governance Committee, are posted on the Company’s website at www.opco.com. These documents are available at no charge and can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. This document is available at no charge and can be requested by writing to the Company at its head office or by making an email request to investorrelations@opy.ca.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Compensation and Other Matters” in our definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Security Ownership of Beneficial Owners and Management” in our definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Auditors” in our definitive Management Proxy Circular for the 2008 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 8 (pages 48-88)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 95-98)

(b)		Exhibits
See the Exhibit Index included hereinafter on pages 95-98

(c)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th day of March, 2008.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates below indicated.

Signature	Title	Date

/s/ J.L. Bitove	Director	March 7, 2008
J.L. Bitove

/s/ R. Crystal	Director	March 7, 2008
R. Crystal

/s/ A.G. Lowenthal	Chairman, Chief Executive	March 7, 2008
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 7, 2008
K.W. McArthur

/s/ A.W. Oughtred	Secretary, Director	March 7, 2008
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 7, 2008
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	March 7, 2008
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

2.3

Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (filed herewith)*

3 (a)	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
3(b)	By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.3

Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003 dated March 11, 2004).

4.4

Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to the Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (filed herewith)*

4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (filed herewith)*

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).
10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).
10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).
10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).
10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).
10.8

Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).
10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (filed herewith)*
10.11	Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce (filed herewith)*
10.12	Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (filed herewith)*
10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (filed herewith)*

10.14

Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc., and Oppenheimer & Co. Inc.  together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (filed herewith)*

10.15

Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and the Canadian Imperial Bank of Commerce.  (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.16

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

10.17

Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc.,Viner Finance Inc., and Morgan Stanley Senior Funding, Inc.. (filed herewith)*

10.18

Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc.,Viner Finance Inc., and Morgan Stanley Senior Funding, Inc... (filed herewith)*

10.19

Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

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