Form 10-Q
period 2008-03-31
OPPENHEIMER HOLDINGS INC
filed 2008-05-12
CIK 791963

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on April 30, 2008 was 13,525,640 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2008	December 31, 2007
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$51,238	$27,702
Cash and securities segregated for regulatory and
other purposes	73,000	67,562
Deposits with clearing organizations	18,073	16,402
Receivable from brokers and clearing organizations	655,442	672,282
Receivable from customers, net of allowance for
doubtful accounts of $571 ($628 in 2007)	879,575	879,732
Income taxes receivable	4,499	-
Securities owned, including amounts pledged of $458.1
thousand ($1.3 million in 2007), at fair value	208,977	128,495
Notes receivable, net	48,023	44,923
Office facilities, net	23,607	18,340
Intangible assets, net	53,912	32,925
Goodwill	132,472	132,472
Other	93,216	117,406
	$2,242,034	$2,138,241

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2008	December 31, 2007
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$47,990	$56,925
Bank call loans	151,700	29,000
Payable to brokers and clearing organizations	733,381	809,025
Payable to customers	391,136	446,299
Securities sold, but not yet purchased, at fair value	52,800	9,413
Accrued compensation	117,538	153,786
Accounts payable and other liabilities	104,433	82,912
Income taxes payable	-	11,020
Senior secured credit note	83,113	83,325
Subordinated note	100,000	-
Deferred income tax, net	13,317	12,556
Excess of fair value of acquired assets over cost	1,652	-
	1,797,060	1,694,261

Shareholders' equity
Share capital
Class A non-voting shares (2008 – 13,513,608 shares issued and outstanding 2007 – 13,266,596 shares issued and outstanding)	59,808	52,921
99,680 Class B voting shares issued and outstanding	133	133
	59,941	53,054
Contributed capital	29,055	16,760
Retained earnings	357,527	375,137
Accumulated other comprehensive loss	(1,549)	(971)
	444,974	443,980
	$2,242,034	$2,138,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2008	2007
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$124,548	$87,560
Principal transactions, net	9,879	8,516
Interest	18,020	29,058
Investment banking	22,963	33,391
Advisory fees	55,104	49,437
Other	1,361	6,154
	231,875	214,116

EXPENSES:
Compensation and related expenses	172,396	124,629
Clearing and exchange fees	7,769	3,582
Communications and technology	16,970	13,503
Occupancy and equipment costs	16,674	12,266
Interest	12,142	14,848
Other	32,713	17,106
	258,664	185,934
Profit (loss) before income taxes	(26,789)	28,182
Income tax provision (benefit)	(10,674)	11,392
Net profit (loss) for the period	$(16,115)	$16,790

Earnings (loss) per share:
Basic	$(1.19)	$1.28
Diluted	$(1.19)	$1.26

Dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended March 31,
	2008	2007
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$(16,115)	$16,790
Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	17	-
Change in cash flow hedges, net of tax benefit of $423 ($375 in 2007)	(595)	(516)
Comprehensive income (loss) for the period	$(16,693)	$16,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2008	2007
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$(16,115)	$16,790
Adjustments to reconcile net profit (loss) to net cash (used in)
provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	2,639	2,331
Deferred income tax	778	(1,883)
Amortization of notes receivable	3,942	4,548
Amortization of debt issuance costs	161	176
Amortization of intangibles	1,263	183
Provision for doubtful accounts	18	3
Share-based compensation	1,704	1,216
Decrease (increase) in operating assets, net of the effect of acquisitions:
Cash and securities segregated under federal and other regulations	(5,438)	(930)
Deposits with clearing organizations	(1,671)	(3,167)
Receivable from brokers and clearing organizations	16,840	37,204
Receivable from customers	139	74,109
Income taxes receivable	(4,499)	-
Securities owned	120	20,049
Notes receivable	(7,042)	(2,117)
Other assets	27,336	6,058
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(8,935)	(9,419)
Payable to brokers and clearing organizations	(76,222)	(22,149)
Payable to customers	(55,163)	(22,120)
Securities sold, but not yet purchased	11,013	(1,127)
Accrued compensation	(36,966)	(40,181)
Accounts payable and other liabilities	7,180	10,518
Income taxes payable	(11,020)	(3,104)
Cash (used in) provided by operating activities	(149,938)	66,988

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Three months ended March 31,
	2008	2007
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	(50,335)	-
Purchase of office facilities	(2,791)	(1,002)
Cash used in investing activities	(53,126)	(1,002)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,495)	(1,317)
Issuance of Class A non-voting shares	4,990	5,620
Tax benefit from employee stock options exercised	618	123
Issuance of subordinated note	100,000	-
Senior secured credit note repayments	(213)	(312)
Zero coupon promissory note repayments	-	(1,382)
Increase (decrease) in bank call loans, net	122,700	(70,200)
Cash provided by (used in) financing activities	226,600	(67,468)

Net increase (decrease) in cash and cash equivalents	23,536	(1,482)
Cash and cash equivalents, beginning of period	27,702	23,542
Cash and cash equivalents, end of period	$51,238	$22,060

Schedule of non-cash investing and financing activities:
Warrants issued	$10,487	-
Employee share plan issuance	$1,897	$1,550

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$11,497	$21,611
Cash paid during the periods for income taxes	$7,203	$10,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three months ended March 31,
	2008	2007
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$53,054	$41,226
Issuance of Class A non-voting shares	6,887	7,170
Balance at end of period	$59,941	$48,396

Contributed capital
Balance at beginning of period	$16,760	$11,662
Issuance of warrant to purchase 1 million Class A Shares	10,487	-
Vested employee share plan awards	(206)	-
Tax benefit from share-based awards	618	123
Share-based expense	1,396	448
Balance at end of period	$29,055	$12,233

Retained earnings
Balance at beginning of period	$375,137	$306,153
Cumulative effect of an accounting change	-	(823)
Net profit (loss) for the period	(16,115)	16,790
Dividends ($0.11 per share in 2008; $0.10 per share in 2007)	(1,495)	(1,317)
Balance at end of period	$357,527	$320,803

Accumulated other comprehensive loss
Balance at beginning of period	$(971)	-
Currency translation adjustment, net of tax	17	-
Change in cash flow hedges, net of tax	(595)	$(516)
Balance at end of period	$(1,549)	$(516)

Shareholders’ equity	$444,974	$380,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., a newly formed subsidiary that offers syndication as well as trading of issued corporate loans,  and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer holds a trading permit on the New York Stock Exchange, and is a member of the American Stock Exchange and several other regional exchanges in the United States.

On January 14, 2008 the Company acquired a major part of CIBC World Market Inc.'s U.S. capital markets businesses. This acquisition is being accounted for under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141") Business Combinations. See note 11.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007 included in its Annual Report on Form 10-K for the year then ended, except for the adoption on January 1, 2008 of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements and Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115  set out in Note 2.

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

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (FAS 157-2) which delays the effective date of SFAS 157 for non financial assets and liabilities except for items that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). As a  result, the Company only partially adopted the provisions of SFAS 157 on January 1, 2008. This partial adoption did not result in any transition adjustment to opening retained earnings. The full adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s condensed consolidated financial statements. See Note 4 to the condensed consolidated financial statements for further information on SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company adopted the provisions of SFAS 159 for its loan trading portfolio effective January 1, 2008. The adoption of SFAS 159 did not result in any transition adjustment to opening retained earnings. See Note 4 to the condensed consolidated financial statements for more information on SFAS 159.

Recently Issued

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”), which changes the accounting and reporting of non-controlling (or minority) interests in the consolidated financial statements. SFAS 160 requires 1) ownership interests in subsidiaries held by entities other than the parent be displayed as a separate component of equity in the consolidated statement of financial condition and separate from the parent; 2) after control is obtained, a change in ownership interests not resulting in a loss of control should be accounted for as an equity transaction; and 3) when a subsidiary is deconsolidated any retained non-controlling equity investment should be initially measured at fair value. This standard is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of adopting SFAS 160 on its financial condition, results of operations, and cash flows.

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to affect the Company’s financial condition, results of operations or cash flows.

3. Earnings per share

Earnings per share was computed by dividing net profit (loss) by the weighted average number of Class A non-voting shares (“Class A Shares”) and Class B voting shares (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of warrants issued and Class A Shares granted under share-based compensation arrangements using the treasury stock method, if dilutive.

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended March 31,
	2008	2007
Basic weighted average number of shares outstanding	13,563,192	13,114,460
Net dilutive effect of warrants, treasury method (1)	-	-
Net dilutive effect of share-based awards, treasury method (2)	-	216,990
Diluted weighted average number of shares outstanding	13,563,192	13,331,450

Net profit (loss) for the period	$(16,115)	$16,790

Basic earnings (loss) per share	$(1.19)	$1.28
Diluted earnings (loss) per share	$(1.19)	$1.26

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s  U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three months ended March 31, 2008, the effect of the warrants is anti-dilutive.

(2)

The diluted EPS computations do not include the antidilutive effect of 1,324,724 Class A Shares granted under share-based compensation arrangements in the three months ended March 31, 2008 (579,851 for the three months ended March 31, 2007).

4. Financial instruments

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	March 31, 2008		December 31, 2007
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$18,286	$1,004	$17,274	$2,303
Corporate debt and other obligations	22,183	672	28,329	1,051
Mortgage and other asset-backed securities	8,351	490	6,737	23
Municipal obligations	46,646	1,459	25,340	687
Convertible bonds	67,811	9,671	-	-
Corporate equities	39,173	38,605	48,181	5,147
Money market instruments	6,527	899	2,634	202
Total	$208,977	$52,800	$128,495	$9,413

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2008 are corporate equities with estimated fair values of approximately $14.3 million ($15.4 million at December 31, 2007), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $4.0 million and $5.7 million at March 31, 2008 and December 31, 2007, respectively, which relate to restricted shares of NYSE Group, Inc. At March 31, 2008, the Company had pledged securities owned of approximately $458.1 thousand ($1.3 million at December 31, 2007) as collateral to counterparties for securities loan transactions which can be sold or re-pledged.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures.  Fair value, as defined by SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by SFAS 157 prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or      liabilities in active markets;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs

The Company’s securities owned and securities sold, but not yet purchased, investments, and derivative contracts (collectively referred to as “financial instruments”) are recorded at fair value and generally are classified within level 1 or level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in private equity funds where the Company is general partner, less-liquid mortgage and asset-backed securities, and certain money market instruments.

The Company’s assets and liabilities recorded at fair value on a recurring basis as of March 31, 2008 have been categorized based upon the above fair value hierarchy as follows:

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of March 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,046	-	-	$9,046
Cash and securities segregated for regulatory and other purposes	36,934	-	-	36,934
Deposits with clearing organizations	6,486	-	-	6,486
Securities owned:
U.S. Government, agency, & sovereign
obligations	18,018	$268	-	18,286
Corporate debt and other obligations	-	22,061	$122	22,183
Mortgage and other asset-backed securities	-	6,380	1,971	8,351
Municipal obligations	-	46,646	-	46,646
Convertible bonds	-	67,811	-	67,811
Corporate equities	30,784	8,389	-	39,173
Money market instruments	278	627	5,622	6,527
Securities owned, at fair value	49,080	152,182	7,715	208,977
Investments (1)	-	44,606	2,067	46,673
Derivative contracts (2)	294	109	-	403
Total	$101,840	$196,897	$9,782	$308,519

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Liabilities
	As of March 31, 2008
	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased:
U.S. Government, agency, & sovereign
obligations	$976	$28	-	$1,004
Corporate debt and other obligations	-	672	-	672
Mortgage and other asset-backed securities	490	-	-	490
Municipal obligations	-	1,459	-	1,459
Convertible bonds	-	9,671	-	9,671
Corporate equities	35,180	3,425	-	38,605
Money market instruments	199	50	$650	899
Securities sold, but not yet purchased	36,845	15,305	650	52,800
Derivative contracts (3)	-	2,691	-	2,691
Total	$36,845	$17,996	$650	$55,491

(3) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis:

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended March 31, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Corporate debt and other obligations	-	-	-	$122	-	$122
Mortgage and other asset-backed securities (1)	$881	$1	$(55)	$1,144	-	$1,971
Money market instruments (2)	-	-	-	$5,622	-	$5,622
Investments (3)	$1,820	$42	$(23)	$228	-	$2,067

Liabilities:
Money market instruments (2)	-	-	-	$650	-	$650

(1) Primarily represents bonds issued by private pass through trusts backed by residential mortgage-backed securities.

(2) Represents auction rate preferred securities that failed in the auction rate market. Positions are marked at par due to strength in the underlying credits and the recent trend in issuer redemptions.

(3) Primarily represents general partner ownership interests in private equity funds sponsored by the Company.

Fair Value Option

The Company adopted the provisions of SFAS 159 effective January 1, 2008.  SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded.  There were no loan positions purchased during the period ended March 31, 2008.

Derivative Activities

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both trading and investment as well as for asset and liability management. The notional amounts and fair values of the Company’s derivatives at March 31, 2008 and 2007 by product were as follows:

Dollar amounts are expressed in thousands.

	March 31, 2008			March 31, 2007
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$47,000	-	$2,691	$87,000	-	$890
U.S. Treasury futures	$29,600	$294	-	$34,600	$161	-
Purchase of TBAs	$22,606	$109	-	$12,630	$129	-
Sale of TBAs	$22,714	-	-	$12,759	-	-

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR.  These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2008, the effective portion of the loss on the interest rate swaps was approximately $1.0 million and this amount has been recorded net of tax as accumulated other comprehensive loss on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at March 31, 2008. The interest rate swaps had a weighted-average fixed interest rate of 5.44% and 5.45% and a weighted-average maturity of 1.6 years and 1.2 years at March 31, 2008 and March 31, 2007, respectively.

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At March 31 2008, the Company had 296 open short contracts for 10-year U.S. Treasury notes.

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

Collateralized Transactions

The Company enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions. Under these transactions, the Company either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities.

The Company receives collateral in connection with securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At March 31, 2008, the fair value of securities received as collateral under securities borrowed transactions was $460.8 million of which the Company has re-pledged approximately $338.8 million under securities loaned transactions.

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities that can be sold or re-pledged by the counterparty was $458.1 thousand as at March 31, 2008. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $44.9 million as at March 31, 2008.

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

At March 31, 2008, the Company had available collateralized and uncollateralized letters of credit of $260.2 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations are receivables from four major U.S. broker-dealers totaling approximately $303.5 million at March 31, 2008.

The Company participates in Loan Syndications through the Debt Capital Markets business acquired from CIBC (see Note 11).  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company.  The Company’s exposure under the warehouse facility is limited to 10% of the financing commitment provided by CIBC (“Excess Retention”) on behalf of the Company under the warehouse facility.  Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion of which the Company utilized $67.5 million and had Excess Retention of $25 million as of March 31, 2008.  The Company recorded an unrealized loss of $293 thousand on exposures related to Excess Retention as of March 31, 2008.

As a result of the acquisition of the CIBC capital markets businesses (see Note 11), for a transition period the Company has a clearing arrangement with CIBC World Markets Inc. to clear transactions relating to the institutional equities trading and sales as well as loan participation businesses. Additionally, the Company also has clearing arrangements with Pershing LLC (foreign securities) and R.J. O’Brien & Associates (commodities).  These clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities and/or loan participations held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2008, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Variable Interest Entities (VIEs)

FASB Interpretation No. 46, as revised (FIN 46R), “Consolidation of Variable Interest Entities,” applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests.  In its role as general partner in certain private equity funds, the Company holds variable interests in which the Company is not considered the primary beneficiary and therefore does not consolidate the entities.  The primary beneficiary in these private equity funds resides among the limited partnership interests.

5. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	March 31, 2008	December 31, 2007
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$476,099	$511,978
Receivable from brokers	109,534	78,125
Securities failed to deliver	27,515	38,626
Clearing organizations	7,696	13,176
Omnibus accounts	11,395	17,672
Other	23,203	12,705
	$655,442	$672,282

	March 31, 2008	December 31, 2007
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$691,377	$759,368
Securities failed to receive	39,112	49,504
Clearing organizations and other	2,892	153
	$733,381	$809,025

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	March 31, 2008

Senior Secured Credit Note (a)	7/31/2013	7.83%	$83,113

Subordinated Note (b)	1/31/2014	7.25%	$100,000

(a) On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal to 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. On April 28, 2008, the Company paid down principal of $20 million, of which $16.3 million was due pursuant to the excess cash flow computation as of December 31, 2007 and the balance of $3.7 million was a voluntary repayment of principal. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. On December 12, 2007, in contemplation of the acquisition described in Note 11, certain terms of the Senior Secured Credit Note were amended. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At March 31, 2008, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the three months ended March 31, 2008 was 7.83%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2008 on the Senior Secured Credit Note was $1.6 million ($2.5 million for the three months ended March 31, 2007).  Of the $83.1 million outstanding at March 31, 2008, $20.5 million is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of the capital markets businesses acquired from CIBC, described in Note 11, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the capital markets businesses acquired from CIBC.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.4 (total long-term debt divided by EBITDA). At March 31, 2008, the Company was in compliance with the covenants. The interest rate on the Subordinated Note for the three months ended March 31, 2008 was 7.25%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2008 on the Subordinated Note was $1.6 million.

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended March 31,
	2008	2007
Class A Shares outstanding, beginning of period	13,266,596	12,834,682
Issued to Oppenheimer’s 401(k) Plan	-	95,425
Issued pursuant to the share-based compensation plans	247,012	148,592
Class A Shares outstanding, end of period	13,513,608	13,078,699

8. Net capital requirements

The Company's broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2008, the net capital of Oppenheimer as calculated under the Rule was $218.5 million or 20.2% of Oppenheimer's aggregate debit items. This was $196.9 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2008, Freedom had net capital of $7.6 million, which was $7.4 million in excess of the $250,000 required to be maintained at that date.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

10. Segment information

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s business is conducted primarily in the United States.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Three months ended March 31,
	2008	2007
Revenue:
Private Client	$146,496	$158,565
Capital Markets(1)(2)	66,660	36,766
Asset Management	17,522	15,644
Other	1,197	3,141
Total	$231,875	$214,116

Profit (loss) before income taxes:
Private Client	$12,238	$22,136
Capital Markets(1)(2)	(39,126)	5,242
Asset Management	2,939	1,642
Other	(2,840)	(838)
Total	$(26,789)	$28,182

(1)  Includes accrued expenses of $15.4 million ($0.68 per share after tax) for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company which will decline to $7.0 million in the fourth quarter 2008 and continue to significantly decline in subsequent periods, and

(2)  Includes transition service charges of $10.8 million ($0.48 per share after tax) to be paid to CIBC for interim support of the acquired businesses which will terminate upon the transition to Oppenheimer’s platform which is anticipated in the third quarter of 2008, resulting in substantially reduced costs.

11. Acquisition

On January 14, 2008, the Company acquired CIBC World Markets Corp.’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as Oppenheimer Israel (OPCO) Ltd., formerly CIBC Israel Ltd. (together the “New Capital Markets Business”). The New Capital Markets Business employed over 600 people at acquisition. Per the terms of the purchase agreement, the operating results of the New Capital Markets Business for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses (including operating results related to businesses to be acquired in the UK and Asia) along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. The acquisition of related operations in Asia and the UK is expected to close at a later time, subject to regulatory approval.

The acquisition is being accounted for under the purchase method in accordance with SFAS 141, which requires the acquiring entity to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values as at the date of acquisition. Consideration paid in cash is measured based on the amount of cash paid, while non-cash consideration is recorded at estimated fair value.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of OIB for the calendar years 2008 through 2012 (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 Class A Shares of the Company at $48.62 per share exercisable five years from the January 2008 closing, (3) consideration at closing equal to the fair market value of net securities owned in the amount of $48.2 million, (4) cash consideration at closing in the amount of $2.7 million for office facilities, (5) a cash payment at closing in the amount of $1.1 million to extinguish a demand note, and (6) cash paid to cover acquisition costs of $1.8 million.

Amounts are expressed in thousands of dollars.

Cash consideration:
Acquisition costs	$1,783
Extinguishment of demand note	1,144
Office facilities	2,694
Securities owned, net	48,229
53,850
Warrants issued, at fair value	10,487
Earn-out, at fair value	11,068

Aggregate purchase price	$75,405

The following table summarizes the estimated fair value of assets acquired and liabilities assumed.

All fair values are preliminary and subject to change as additional information as of the acquisition date becomes available.

Amounts are expressed in thousands of dollars.

Cash and cash equivalents	$ 3,515
Securities owned	80,603
Office facilities	5,115
Intangible assets:
Customer relationships	941
Below-market lease	21,309
Deferred tax asset	4,054
Other assets	3,307
Total assets acquired	118,844

Less-
Securities sold, but not yet purchased	32,374
Accrued compensation	2,308
Accounts payable and other liabilities	3,067
Deferred tax liability	4,038
Excess of fair value of acquired net assets over cost	1,652
Total liabilities assumed	43,439

Net assets acquired	$75,405

Intangible assets arose upon the acquisition of the New Capital Markets Business and are comprised of customer relationships and the estimated fair value of a below-market lease on the premises located at 300 Madison Avenue in New York City. Customer relationships are carried at $927.6 thousand (which is net of accumulated amortization of $13.5 thousand) at March 31, 2008 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below-market lease, which represents the difference between what the Company is paying to occupy the premises at 300 Madison and the fair market value of comparable real estate in midtown Manhattan, is carried at $20.2 million (which is net of accumulated amortization of $1.1 million) at March 31, 2008 and is being amortized over the life of the lease (60 months commencing in January 2008).

The earn-out, which will amount to no less than $25.0 million, has been assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $696.6 thousand is included as interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2008. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

As part of the transaction, the Company borrowed $100.0 million from CIBC in the form of a five-year Subordinated Note to support the New Capital Markets Business. In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp, to extend financing commitments to third-party borrowers identified by the Company. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by Oppenheimer and CIBC.

In addition, in conjunction with the transaction, the Company has agreed to pay to CIBC an estimated $69.1 million over three years from 2008 through 2010 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $15.4 million of such expense in the condensed consolidated statement of operations for the three months ended March 31, 2008 ($12.0 million is included in compensation and related expenses and $3.4 million is included in interest expense). In excess of 50% of the expense accruals for these amounts fall in the first three quarters of 2008. The actual cash payments required, however, fall more evenly over the three year period. The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates.

The Company is incurring transition service charges to be paid to CIBC for interim support of the New Capital Markets Business which will terminate upon transition to the Company’s platform, which is expected to occur in the third quarter of 2008. For the three months ended March 31, 2008, transition service charges were $10.8 million, included in other expenses in the condensed consolidated statement of operations.

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisition of the New Capital Markets Business as if the transaction was consummated as at January 1, 2007. The Company’s actual results for the three months ended March 31, 2008 include the results of the New Capital Markets Business since January 1, 2008.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st year end and, therefore, the financial information for the New Capital Markets Business relates to the quarter ended January 31, 2007. Revenue and expenses included in the pro forma presentation for the three months ended March 31, 2007 include certain CIBC corporate allocations, reflecting the manner in which this business was managed within CIBC. Such allocations may distort the comparability of the period presented below.

Dollar amounts are expressed in thousands, except per share amounts.

Three months ended March 31, 2007

Revenue	$320,980
Profit before tax from operations	$26,676
Net profit	$14,788
Basic earnings per share	$1.13
Diluted earnings per share	$1.11

12. Subsequent events

On April 28, 2008, the Company paid down principal on the Senior Secured Credit Note of $20 million thereby reducing its outstanding indebtedness under the Senior Secured Credit Note to $63.1 million. Of the $20.0 million pay down, $16.3 million was a required payment under the terms of the Senior Secured Credit Note and $3.7 million was a voluntary prepayment.

On April 30, 2008, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on May 30, 2008 to Class A and Class B shareholders of record on May 16, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2007.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at March 31, 2008, the Company provided its services from 86 offices in 21 states located throughout the United States, one office in Israel and conducted business in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2008 totaled approximately $61.9 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing.  At March 31, 2008, client assets under management by the asset management groups totaled $16.5 billion, which includes approximately $12.4 billion under the Company’s fee-based programs. At March 31, 2008, the Company employed over 3,300 people full time, of whom approximately 1,764 were registered personnel, including approximately 1,259 financial advisors.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2007. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2008, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the adoption on January 1, 2008 of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements and Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 as set out in note 2 to the condensed consolidated financial statements.

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

Deteriorating economic indicators in the first quarter of 2008 point to the U.S. economy approaching recession. Dramatic intervention by the US Federal Reserve has provided liquidity to the credit markets and restored the ability of banks to access capital to offset recent losses due to asset write-downs. However, a recovery in economic conditions will be prolonged by continued deterioration in the housing market and high oil and food prices. Volatile markets, a deteriorating U.S. dollar, and ongoing credit concerns have impacted consumer and investor confidence and markets are likely to continue to be erratic for some time to come.

Interest rate changes  impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the discount rate, average interest rates were lower for the three months ended March 31, 2008 compared to the same period in 2007. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

During the quarter just ended, major disruptions in the credit markets and in the credit default swap (“CDS”) market caused banks and dealers to question their open contractual relationships with counter-parties. As a result, one of the major participants in the CDS and MBS markets was faced with bankruptcy and was “rescued” by another leading financial institution with the significant assistance of the Federal Reserve. This event has caused significant restrictions in relationships among banks and dealers and is likely to be felt for several quarters to come. It is anticipated that this and other issues will continue to affect the health and activity levels in the leveraged loan market and thus affect merger  and acquisition activity, and security issuance and significantly hamper investment banking activity and thus negatively impact the business of the Company and its recent acquisition described below.

As previously reported, the Company acquired a major part of CIBC World Markets’ U.S. Capital Markets Businesses on January 14, 2008, including U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading, Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related Israeli equities business (the “New Capital Markets Business”).  Per the terms of the purchase agreement, the results of the newly acquired businesses for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses (including the operating results related to businesses to be acquired in the UK and Asia) along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. Revenues for the OIB Division, approximately $56.7 million during the three month period ended March 31, 2008, were drastically lower compared to the expected contributions from the newly acquired businesses primarily as a result of recent developments in the credit markets which significantly reduced investment banking activity. Investment banking revenues in the three months ended March 31, 2008 decreased 31% compared with the Company’s existing business during the same period of 2007.  As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price.

As previously reported, the Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its recent acquisition.

For a number of years, the Company has offered Auction Rate Securities (“ARS”) to its clients as an alternative to money market investments. A significant portion of the market in auction rate securities has ‘failed’ because, in the current tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. It is unclear at present whether these auctions will fail going forward. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and as a result to the Company. It should be noted that this is a failure of liquidity and not a default. These securities have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and remain good credits. The Company has not acted as an agent for auction rate securities nor does it have a significant exposure in its proprietary accounts.

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

Pursuant to NASD (Rule 3013) and NYSE (Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so on March 27, 2008.

Other Regulatory Matters

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

On April 17, 2008, Oppenheimer received an invitation from the SEC to make a “Wells Submission” with respect to its activities as a broker-dealer in connection with Oppenheimer’s supervision of a former retail financial advisor’s dealings with a single institutional customer and the commissions earned with respect thereto.  The Company believes that the activity alleged was not inappropriate and that the customer was a sophisticated institution capable of evaluating commissions charged for services rendered.  Any disciplinary proceedings brought against Oppenheimer in relation to the foregoing could result in, among other things, a censure, a fine and/or the imposition of an undertaking against Oppenheimer.

Other Matters

A subsidiary of the Company was the administrative agent for two closed-end funds until December 5, 2005. The Company has been advised by the current administrative agent for these two funds that the Internal Revenue Service may file a claim for interest and penalties for one of these funds with respect to the 2004 tax year as a result of an alleged failure of such subsidiary to take certain actions. The Company will continue to monitor developments in this matter.

The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and enforcement proceedings as a result of its business conducted in the various states.

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment is expected to increase over the next several quarters as a result of the acquisition and the Company’s need to build out its platform to accommodate the New Capital Markets Business. The Company anticipates the acquired business will transition to the Company’s platform in the third quarter of 2008. The Company believes that internally-generated funds from operations are sufficient to finance its expenditure program.

Results of Operations

The Company recorded a net loss for the three months ended March 31, 2008 of $16.1 million or ($1.19) per share compared to net profit of $16.8 million or $1.28 per share in the same period of 2007. Revenue for the three months ended March 31, 2008 was $231.9 million compared to $214.1 million for the same period in 2007, an increase of 8%.

Commissions for the three months ended March 31, 2008 increased by 42% compared to the same period in 2007 primarily as a result of the newly acquired businesses. Commission revenues associated with the OIB Division’s institutional equities business increased almost three-fold when compared to the Company’s existing institutional equities business during the same period a year ago. Commissions generated by the Company’s private client business segment increased 3% during the three months ended March 31, 2008 compared to the same period of 2007. Interest revenue for the Company declined 38% in the three months ended March 31, 2008 compared to the same period of 2007 as a result of lower interest rates and reduced levels of margin borrowing. Principal transaction revenues increased by 16% in the three months ended March 31, 2008 compared to the same period in the prior year (with virtually all of the increase generated by the newly acquired businesses) but did not reach anticipated levels because of market volatility and a widening of credit spreads.  Advisory fees for the three months ended March 31, 2008 increased by 11% compared to the same period of 2007 primarily as a result of increased fees from external money market funds and, to a lesser extent, increases in fee-based assets under management which were $16.5 billion at March 31, 2008 up from $16.2 billion at March 31, 2007. Included in assets under management at March 31, 2008 were approximately $12.4 billion in assets under the Company’s traditional fee-based programs ($12.6 billion at March 31, 2007).  The impact of new client accounts and additions to assets under management achieved over the course of 2007 was eroded by declines in market values in the first quarter of 2008.

The Company’s expenses for the three months ended March 31, 2008 increased 39% compared to the same period of 2007. The Company’s expenses for the first quarter of 2008 were significantly and adversely affected by the New Capital Markets Business. In addition to the $15.4 million in accrued expenses related to deferred incentive compensation and the $10.8 million in transition service charges (included in other expenses), compensation expense increased approximately $12 million during the quarter as a result of the net addition of more than 500 people associated with the New Capital Markets Business.  Total compensation expense for the period was $172.4 million compared with $124.6 million for the prior period representing an increase of 38%. Clearance and exchange fees increased by 117% due to increased transaction volumes from the New Capital Markets Business as well as costs associated with operating the OIB Division on CIBC’s platform (approximately $2.8 million for the quarter which is included in the $10.8 million in transition service charges). Transition service charges are expected to terminate during the third quarter of 2008. The Company expects the cost of servicing the OIB Division on the Company’s platform will be less than the transition service charges paid to CIBC. Communications and technology costs increased 26% from period to period with much of it attributed to market data costs associated with the OIB Division.  Increases in occupancy and equipment costs of 36% were affected by additional real estate costs of $4.6 million related to the OIB Division.  Interest expenses decreased $2.7 million during the quarter ended March 31, 2008 due to lower interest rates partially offset by interest costs associated with the $100.0 million Subordinated Note provided by CIBC to facilitate the operating capital requirements of the newly acquired businesses. Other expenses were up sharply due to the aforementioned transition service charges.

As previously reported, on July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on the London Interbank Offering Rate (LIBOR) with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc, as agent. Minimum principal repayments equal 0.25% per quarter and there are required prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. The effective interest rate on the Senior Secured Credit Note was 7.83% in the first quarter of 2008.

On April 28, 2008, the Company repaid $20.0 million of its Senior Secured Credit Note. Of the $20.0 million pay down, $16.3 million was a required payment under the terms of the Senior Secured Credit Note and $3.7 million represented a voluntary prepayment, thereby reducing its outstanding indebtedness under the Senior Secured Credit Note to $63.1 million.

As previously reported, as part of the acquisition of the New Capital Markets Business, the Company borrowed $100.0 million from CIBC which it has loaned to Oppenheimer as a Subordinated Note and which forms part of Oppenheimer’s regulatory capital. The capital raised as part of this transaction will permit the Company the time and capital adequacy to absorb the New Capital Markets Business and makes it highly unlikely that the Company would be required to return to the capital markets for additional capital despite the turbulent market environment and the decline in revenues associated with it.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended March 31,
	2008 versus 2007
	Period to Period Change	Percentage Change
Revenue -
Commissions	$36,988	42%
Principal transactions, net	1,363	16%
Interest	(11,038)	-38%
Investment banking	(10,428)	-31%
Advisory fees	5,667	11%
Other	(4,793)	-78%
Total revenue	17,759	8%

Expenses -
Compensation and related expenses	47,767	38%
Clearing and exchanges fees	4,186	117%
Communications and technology	3,468	26%
Occupancy and equipment costs	4,408	36%
Interest	(2,706)	-18%
Other	15,606	91%
Total expenses	72,730	39%
Profit before income taxes	(54,971)	-195%
Income tax provision	(22,066)	-194%
Net profit	$(32,905)	-196%

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to traditional fee-based arrangements. Commissions for the three months ended March 31, 2008 increased by 42%

compared to the same period in 2007 due to the impact of the OIB Division which more than offset a decline in commissions from the Company’s other capital markets operations compared to the same period in 2007. Commission generated by the Company’s private client division increased 3% in the three months ended March 31, 2008 compared to the same period of 2007.  Net revenue from principal transactions increased by 16% in the three months ended March 31, 2008 compared to the same period in the prior year (with virtually all of the increase generated by the OIB Division) but did not reach anticipated levels because of market volatility and a widening of credit spreads.  Investment banking revenues in the three months ended March 31, 2008 decreased 31% compared with the same period of 2007. The credit crisis has substantially impacted the investment banking business of the Company. Advisory fees for the three months ended March 31, 2008 increased by 11% compared to the same period of 2007 primarily as a result of increases in traditional fee-based assets under management. Assets under management by the asset management group increased 2% to $16.5 billion at March 31, 2008 compared to $16.2 billion at March 31, 2007. Included in assets under management at March 31, 2008 approximately $12.4 billion represents assets under the Company’s fee-based programs ($12.6 billion at March 31, 2007). The impact of new client accounts and additions to assets under management achieved over the course of 2007 was eroded by declines in market values in the first quarter of 2008. The Company continues to build its base of annuitized revenues through employee and client education and in connection with its dedication to assisting clients in their asset allocation process. Other revenue in the three months ended March 31, 2008 decreased by 78% compared to the same period of 2007. Mark-to-market reductions on our company-owned insurance policies account for 51% of this decline. These policies support our deferred compensation plans which are also marked-to-market resulting in an off-setting decline in the Company’s related compensation expense.

Interest

Net interest revenue (interest revenue less interest expense) in the three months ended March 31, 2008 decreased by 59% compared to the same period of 2007. In the three months ended March 31, 2008, interest revenue (which primarily relates to revenue from customer margin balances and securities lending activities) decreased by 38% compared to the same period in 2007 due to lower interest rates and lower customer debit balances. Total interest expense in the three months ended March 31, 2008 decreased by $2.7 million or 18% due to lower interest rates and reduced stock loan activity but was impacted by increased interest paid on term debt as a result of the $100.0 million Subordinated Note discussed above, interest of $3.4 million in the three months ended March 31, 2008 associated with future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008, and interest of $696.6 thousand in the three months ended March 31, 2008 associated with the earn-out, both described in Note 11 to the condensed consolidated financial statements.

Expenses, other than interest

Compensation and related costs in the three months ended March 31, 2008 increased by 38% compared to the comparable period of 2007. The acquisition of the New Capital Markets Business has had a significant and adverse impact on compensation expense. As described above, compensation expense includes the impact of accounting for deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the acquisition ($12.0 million) which represents 25% of the increase in compensation expense. Compensation expense was also significantly impacted by the addition of more than 500 employees who joined the Company as a result of the acquisition. The remainder of the increase relates to the volume-driven components of compensation expense which increase with increased levels of business conducted in the three months ended March 31, 2008 compared to the same period of 2007. Clearing and exchange fees in the three months ended March 31, 2008 increased by 117% compared to the same period of 2007 due to higher transaction volume in 2008 compared to 2007. The cost of communications and technology in the three months ended March 31, 2008 increased by 26% compared to the same period of 2007, reflecting the impact of the OIB Division and the need to service over 500 additional employees and new business lines as well as the development of systems to service the new business after transition. Occupancy and equipment costs for the three months ended March 31, 2008 increased by 36% compared to the same period of 2007 due to the acquisition of the OIB Division which resulted in adding new office locations and the redeployment of personnel amongst previously existing locations. Other expenses in the three months ended March 31, 2008 increased by 91% compared to the same period of 2007. Transition service charges for the interim support of the OIB Division are included in other expenses for the three months ended March 31, 2008 and represent 69% of the increase. Transition service charges are expected to terminate during the third quarter of 2008. However, there will be cost associated with servicing the OIB Division on the Company’s platform. Included in other expenses, bad debt expense was flat compared to the same period of 2007.

The Company may face additional legal costs and settlement expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory expenses. It is anticipated that the costs of compliance with regulations, as well as Sarbanes-Oxley Act compliance, will continue to be expensive.

Liquidity and Capital Resources

Total assets at March 31, 2008 increased by 5% from December 31, 2007 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At March 31, 2008, $151.7 million of such borrowings were outstanding compared to outstanding borrowings of $29.0 million at

December 31, 2007. At March 31, 2008, the Company had available collateralized and uncollateralized letters of credit of $260.2 million.

In connection with the retirement of debentures issued in 2003, and to finance that retirement, in July 2006, the Company issued a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million. The Senior Secured Credit Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. On April 28, 2008, The Company paid down principal of $20.0 million of which $16.3 million was required to be paid pursuant to the excess cash flow computation and $3.7 million represented a voluntary payment reducing its outstanding indebtedness under the Senior Secured Credit Note to $63.1 million. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At March 31, 2008, the Company was in compliance with the covenants.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the capital markets businesses acquired from CIBC, described in Note 11.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.4 (total long-term debt divided by EBITDA). At March 31, 2008, the Company was in compliance with the covenants. The interest rate on the Subordinated Note for the three months ended March 31, 2008 was 7.25%.

In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp, a newly formed U.S. entity, to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval of Oppenheimer and CIBC. The loan syndication and trading will be conducted through the Company’s newly formed subsidiary OPY Credit Corp. There were no loan positions purchased during the period ended March 31, 2008.

Funding Risk

Dollar amounts are expressed in thousands.

	Three months ended March 31,
	2008	2007
Cash (used in) provided by operations	$(149,938)	$66,988
Cash used in investing activities	(53,126)	(1,002)
Cash provided by (used in) financing activities	226,600	(67,468)
Net increase (decrease) in cash and cash equivalents	$23,536	$(1,482)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

On August 10, 2007, the Company announced its intention to purchase up to 650,000 Class A Shares using the facilities of the NYSE commencing on August 14, 2007 and terminating on August 13,

2008. Class A Shares purchased pursuant to the Issuer Bid are cancelled. During the first quarter of

 2008, the Company did not purchase any Class A Shares pursuant to the Issuer Bid.

During the first quarter of 2008, the Company issued 247,012 Class A Shares for a total consideration of $6.9 million related to employee share-based compensation arrangements.

On February 29, 2008, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

On April 30, 2008, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on May 30, 2008 to shareholders of record on May 16, 2008. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

At March 31, 2008, shareholders’ equity was $445 million and book value per share was $32.69 compared to shareholders’ equity of $381 million and book value of $28.90 at March 31, 2007, based on total outstanding shares of 13,613,288 and 13,178,379, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended March 31, 2008 was 13,563,192 compared to 13,331,450 outstanding for the three months ended March 31, 2007, a net increase of  2%.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 4 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the capital markets businesses from CIBC World Markets, as well as debt issued in 2006. The Company also has contractual obligations to make payments in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in Note 11 of the condensed consolidated financial statements. Such information is hereby incorporated by reference.

The following table sets forth these contractual and contingent commitments as at March 31, 2008.

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$197	$30	$73	$57	$37
Senior secured credit note	83	21	27	30	5
Committed capital	3	3	-	-	-
Deferred compensation	69	28	41	-	-
Subordinated note	100			100
Earn-out	25	-	-	25	-
Total	$477	$82	$141	$212	$42

New Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Factors Affecting “Forward-Looking Statements”

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation  experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan and (xiv) corporate governance issues. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2008, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

On January 14, 2008, the Company acquired the New Capital Markets Business from CIBC. Excluding this acquisition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of the New Capital Markets Business may occur and will be evaluated by management as such integration activities are implemented.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure. The Company is also involved in governmental and self-regulatory agency investigations and proceedings. See Regulatory Environment under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company and others in the financial services industry have been involved in increased incidences of litigation and regulatory investigations in recent years, including customer claims seeking, in total, substantial damages.

For information on legal matters during the three months ended March 31, 2008, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Regulatory Environment”, Other Regulatory Matters.

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

ITEM 1A. Risk Factors

During the three months ended March 31, 2008, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations –  under the caption “Business Environment” .

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 12th day of May, 2008.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G.Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)