Form 10-Q
period 2008-06-30
OPPENHEIMER HOLDINGS INC
filed 2008-08-06
CIK 791963

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on July 31, 2008 was 13,240,414 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2008	December 31, 2007
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$58,811	$27,702
Cash and securities segregated for regulatory and
other purposes	78,764	67,562
Deposits with clearing organizations	52,306	16,402
Receivable from brokers and clearing organizations	496,936	672,282
Receivable from customers, net of allowance for
doubtful accounts of $579 ($628 in 2007)	1,061,826	879,732
Income taxes receivable	6,150	-
Securities owned, including amounts pledged of $2.0
million ($1.3 million in 2007), at fair value	224,014	128,495
Notes receivable, net	53,570	44,923
Office facilities, net	25,819	18,340
Intangible assets, net	54,778	32,925
Goodwill	132,472	132,472
Other	82,615	117,406
	$2,328,061	$2,138,241

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2008	December 31, 2007
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$36,920	$56,925
Bank call loans	156,300	29,000
Payable to brokers and clearing organizations	667,472	809,025
Payable to customers	491,104	446,299
Securities sold, but not yet purchased, at fair value	46,789	9,413
Accrued compensation	153,572	153,786
Accounts payable and other liabilities	165,577	82,912
Income taxes payable	-	11,020
Senior secured credit note	62,950	83,325
Subordinated note	100,000	-
Deferred income tax, net	6,301	12,556
Excess of fair value of acquired assets over cost	1,652	-
	1,888,637	1,694,261

Shareholders' equity
Share capital
Class A non-voting shares (2008 – 13,240,414 shares issued and outstanding 2007 – 13,266,596 shares issued and outstanding)	51,268	52,921
99,680 Class B voting shares issued and outstanding	133	133
	51,401	53,054
Contributed capital	30,744	16,760
Retained earnings	357,675	375,137
Accumulated other comprehensive loss	(396)	(971)
	439,424	443,980
	$2,328,061	$2,138,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$119,390	$89,923	$243,938	$177,483
Principal transactions, net	19,228	11,996	29,107	20,512
Interest	17,126	28,112	35,146	57,170
Investment banking	43,488	41,307	66,451	74,698
Advisory fees	51,480	50,044	106,584	99,481
Other	5,529	5,368	6,890	11,522
	256,241	226,750	488,116	440,866
EXPENSES:
Compensation and related expenses	168,313	134,777	340,709	259,406
Clearing and exchange fees	8,473	4,047	16,241	7,629
Communications and technology	18,488	12,247	35,459	25,750
Occupancy and equipment costs	17,880	12,343	34,554	24,609
Interest	11,528	14,783	23,670	29,631
Other	29,374	20,667	62,086	37,773
	254,056	198,864	512,719	384,798
Profit (loss) before income taxes	2,185	27,886	(24,603)	56,068
Income tax provision (benefit)	539	12,120	(10,135)	23,512
Net profit (loss) for the period	$1,646	$15,766	$(14,468)	$32,556

Earnings (loss) per share:
Basic	$0.12	$1.19	$(1.07)	$2.48
Diluted	$0.12	$1.16	$(1.07)	$2.43

Dividends declared per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$1,646	$15,766	$(14,468)	$32,556
Other comprehensive income (loss), net of tax:
Currency translation adjustment	494	-	511	-
Change in cash flow hedges	659	377	64	(139)
Comprehensive income (loss) for the period	$2,799	$16,143	$(13,893)	$32,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2008	2007
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$(14,468)	$32,556
Adjustments to reconcile net profit (loss) to net cash (used in)
provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	5,584	4,761
Deferred income tax	(6,238)	(11,230)
Amortization of notes receivable	8,144	9,223
Amortization of debt issuance costs	690	598
Amortization of intangibles	2,527	367
Provision for doubtful accounts	26	(75)
Share-based compensation	(1,637)	9,765
Decrease (increase) in operating assets, net of the effect of acquisitions:
Cash and securities segregated under federal and other regulations	(11,202)	(13,149)
Deposits with clearing organizations	(35,904)	(2,263)
Receivable from brokers and clearing organizations	175,346	(81,256)
Receivable from customers	(182,120)	11,547
Income taxes receivable	(6,150)	-
Securities owned	(14,917)	20,409
Notes receivable	(16,791)	(5,774)
Other assets	35,276	16,572
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(20,005)	(13,252)
Payable to brokers and clearing organizations	(140,978)	83,523
Payable to customers	44,805	(15,663)
Securities sold, but not yet purchased	5,002	6,609
Accrued compensation	3,961	(26,565)
Accounts payable and other liabilities	68,530	11,726
Income taxes payable	(11,020)	632
Cash (used in) provided by operating activities	(111,539)	39,061

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Six months ended June 30,
	2008	2007
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	(50,335)	-
Purchase of office facilities	(7,947)	(4,873)
Cash used in investing activities	(58,282)	(4,873)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(2,994)	(2,639)
Issuance of Class A non-voting shares	5,738	6,185
Repurchase of Class A non-voting shares for cancellation	(9,437)	-
Tax benefit from employee stock options exercised	698	752
Issuance of subordinated note	100,000	-
Senior secured credit note repayments	(20,375)	(25,625)
Zero coupon promissory note repayments	-	(2,530)
Increase in bank call loans, net	127,300	6,000
Cash provided by (used in) financing activities	200,930	(17,857)

Net increase (decrease) in cash and cash equivalents	31,109	16,331
Cash and cash equivalents, beginning of period	27,702	23,542
Cash and cash equivalents, end of period	$58,811	$39,873

Schedule of non-cash investing and financing activities:
Warrants issued	$10,487	-
Employee share plan issuance	$2,046	$2,409

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$16,446	$27,884
Cash paid during the periods for income taxes	$8,865	$27,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Six months ended June 30,
	2008	2007
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$53,054	$41,226
Issuance of Class A non-voting shares	7,784	8,594
Repurchase of Class A Shares for cancellation	(9,437)	-
Balance at end of period	$51,401	$49,820

Contributed capital
Balance at beginning of period	$16,760	$11,662
Issuance of warrant to purchase 1 million Class A Shares	10,487	-
Vested employee share plan awards	(355)	-
Tax benefit from share-based awards	698	752
Share-based expense	3,154	1,972
Balance at end of period	$30,744	$14,386

Retained earnings
Balance at beginning of period	$375,137	$306,153
Cumulative effect of an accounting change	-	(823)
Net profit (loss) for the period	(14,468)	32,556
Dividends ($0.22 per share in 2008; $0.21 per share in 2007)	(2,994)	(2,639)
Balance at end of period	$357,675	$335,247

Accumulated other comprehensive loss
Balance at beginning of period	$(971)	-
Currency translation adjustment, net of tax	511	-
Change in cash flow hedges, net of tax	64	$(139)
Balance at end of period	$(396)	$(139)

Shareholders’ equity	$439,424	$399,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans,  and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer holds a trading permit on the New York Stock Exchange, and is a member of the American Stock Exchange and several other regional exchanges in the United States.

On January 14, 2008 the Company acquired a major part of CIBC World Market Inc.'s U.S. capital markets businesses. This acquisition is being accounted for under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. See note 11.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007 included in its Annual Report on Form 10-K for the year then ended, except for the adoption on January 1, 2008 of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, and Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, as set out in Note 2.

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

Recently Issued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2009.

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

In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”). FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to affect the Company’s financial condition, results of operations or cash flows.

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

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	13,508,262	13,213,663	13,567,150	13,125,172
Net dilutive effect of warrants, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	140,941	329,558	-	255,342
Diluted weighted average number of shares outstanding	13,649,203	13,543,221	13,567,150	13,380,514

Net profit (loss) for the period	$1,646	$15,766	$(14,468)	$32,556

Basic earnings (loss) per share	$0.12	$1.19	$(1.07)	$2.48
Diluted earnings (loss) per share	$0.12	$1.16	$(1.07)	$2.43

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s  U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and six months ended June 30, 2008, the effect of the warrants is anti-dilutive.

(2)

For the three and six months ended June 30, 2008, respectively, the diluted EPS computations do not include the antidilutive effect of 357,884 and 1,373,572 Class A Shares granted under share-based compensation arrangements (79,103 and 97,709, respectively, for the three and six months ended June 30, 2007).

4. Financial instruments

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	June 30, 2008		December 31, 2007
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$20,424	$2,591	$17,274	$2,303
Corporate debt and other obligations	27,554	1,184	28,329	1,051
Mortgage and other asset-backed securities	14,702	375	6,737	23
Municipal obligations	37,418	796	25,340	687
Convertible bonds	76,637	11,582	-	-
Corporate equities	40,883	29,771	48,181	5,147
Money market instruments	6,396	490	2,634	202
Total	$224,014	$46,789	$128,495	$9,413

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2008 are corporate equities with estimated fair values of approximately $13.9 million ($15.4 million at December 31, 2007), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. Also included in corporate equities in securities owned are investments with estimated fair values of approximately $3.4 million and $5.7 million at June 30, 2008 and December 31, 2007, respectively, which relate to restricted shares of NYSE Group, Inc. At June 30, 2008, the Company had pledged securities owned of approximately $2.0 million ($1.3 million at December 31, 2007) as collateral to counterparties for securities loan transactions which can be sold or re-pledged.

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

The Company’s assets and liabilities recorded at fair value on a recurring basis as of June 30, 2008 have been categorized based upon the above fair value hierarchy as follows:

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,719	-	-	$20,719
Securities segregated for regulatory and other purposes	41,886	-	-	41,886
Deposits with clearing organizations	6,482	-	-	6,482
Securities owned:
U.S. Government, agency, & sovereign
obligations	17,647	2,777	-	20,424
Corporate debt and other obligations	-	27,554	0	27,554
Mortgage and other asset-backed securities	-	13,604	1,098	14,702
Municipal obligations	-	37,418	-	37,418
Convertible bonds	-	76,637	-	76,637
Corporate equities	37,094	3,789	-	40,883
Money market instruments	1,021	25	5,350	6,396
Securities owned, at fair value	55,762	161,804	6,448	224,014
Investments (1)	-	39,579	2,206	41,785
Derivative contracts (2)	-	-	-	-
Total	$124,849	$201,383	$8,654	$334,886

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Liabilities
	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased:
U.S. Government, agency, & sovereign
obligations	$2,591	$-	$-	$2,591
Corporate debt and other obligations	30	1,154	-	1,184
Mortgage and other asset-backed securities	-	375	-	375
Municipal obligations	-	796	-	796
Convertible bonds	-	11,582	-	11,582
Corporate equities	29,771	-	-	29,771
Money market instruments	115	-	375	490
Securities sold, but not yet purchased	32,507	13,907	375	46,789
Derivative contracts (3)	64	1,563	-	1,627
Total	$32,571	$15,470	$375	$48,416

(3) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis:

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended June 30, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Corporate debt and other obligations	$122	-	-	(122)	-	$-
Mortgage and other asset-backed securities (1)	$1,971	8	(294)	93	(680)	$1,098
Money market instruments (2)	$5,622	-	-	(250)	(22)	$5,350
Investments (3)	$2,067	-	-	139	-	$2,206

Liabilities:
Money market instruments (2)	$650	-	-	(275)	-	$375

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

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the six months ended June 30, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Mortgage and other asset-backed securities (1)	$881	8	(347)	628	(72)	$1,098
Money market instruments (2)	$-	-	-	5,372	(22)	$5,350
Investments (3)	$1,820	42	-	344	-	$2,206

Liabilities:
Money market instruments (2)	$-	-	-	375	-	$375

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

Fair Value Option

The Company adopted the provisions of SFAS 159 effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio during the six months ended June 30, 2008.

Derivative Activities

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both trading and investment as well as for asset and liability management. The notional amounts and fair values of the Company’s derivatives at June 30, 2008 and 2007 by product were as follows:

Dollar amounts are expressed in thousands.

	June 30, 2008			June 30, 2007
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$47,000	-	$1,563	$87,000	-	$238
U.S. Treasury futures	$30,000	-	$64	$34,600	-	$329
Purchase of TBAs	-	-	-	$16,610	$452	-
Sale of TBAs	-	-	-	$16,905	-	$157

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the six months ended June 30, 2008, the effective portion of the gain on the interest rate swaps was approximately $110.5 thousand and this amount has been recorded net of tax as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at June 30, 2008. The interest rate swaps had a weighted-average fixed interest rate of 5.44% and 5.45% and a weighted-average maturity of 1.3 years and 1.6 years at June 30, 2008 and June 30, 2007, respectively.

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At June 30, 2008, the Company had 300 open short contracts for 10-year U.S. Treasury notes.

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

Collateralized Transactions

The Company enters into collateralized borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions. Under these transactions, the Company either receives or provides collateral, including U.S. government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities.

The Company receives collateral in connection with securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At June 30, 2008, the fair value of securities received as collateral under securities borrowed transactions was $281.1 million of which the Company has re-pledged approximately $173.1 million under securities loaned transactions.

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities that can be sold or re-pledged by the counterparty was $2.0 million as at June 30, 2008. The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $21.1 million as at June 30, 2008.

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

At June 30, 2008, the Company had available collateralized and uncollateralized letters of credit of $164.4 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of June 30, 2008 are receivables from four major U.S. broker-dealers totaling approximately $180.3 million. Included in deposits with clearing organizations as of June 30, 2008 is a clearing deposit with CIBC of $35.0 million.

The Company participates in Loan Syndications through the Debt Capital Markets business acquired from CIBC (see Note 11).  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company’s exposure under the warehouse facility is limited to 10% of the excess of the underwriting commitment provided by CIBC over CIBC’s targeted loan retention (“Excess Retention”).  Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion of which the Company utilized $76.8 million and had Excess Retention of $29.3 million as of June 30, 2008.  The Company recorded an unrealized loss of $362.5 thousand on exposures related to Excess Retention as of June 30, 2008.

As a result of the acquisition of the CIBC capital markets businesses (see Note 11), for a transition period, the Company has a clearing arrangement with CIBC World Markets Inc. to clear transactions relating to institutional equities trading and sales. Additionally, the Company also has clearing arrangements with Pershing LLC (foreign securities) and R.J. O’Brien & Associates (commodities).  These clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2008, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Variable Interest Entities (VIEs)

FASB Interpretation No. 46, as revised (“FIN 46R”), Consolidation of Variable Interest Entities, applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests.  In its role as general partner in certain private equity funds, the Company holds variable interests in which the Company is not considered the primary beneficiary and therefore does not consolidate the entities.  The primary beneficiary in these private equity funds resides among the limited partnership interests.

5. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	June 30, 2008	December 31, 2007
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$294,238	$511,978
Receivable from brokers	153,935	78,125
Securities failed to deliver	15,264	38,626
Clearing organizations	10,750	13,176
Omnibus accounts	13,858	17,672
Other	8,891	12,705
	$496,936	$672,282

	June 30, 2008	December 31, 2007
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$630,744	$759,368
Securities failed to receive	35,082	49,504
Clearing organizations and other	1,646	153
	$667,472	$809,025

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	June 30, 2008

Senior Secured Credit Note (a)	7/31/2013	5.70%	$62,950

Subordinated Note (b)	1/31/2014	6.44%	$100,000

(a)

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal to 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. On April 28, 2008, the Company paid down principal of $20.0 million, of which $16.3 million was due pursuant to the excess cash flow computation as of December 31, 2007 and the balance of $3.7 million was a voluntary repayment of principal, reducing its outstanding indebtedness thereunder to $63.0 million. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. On December 12, 2007, in contemplation of the acquisition described in Note 11, certain terms of the Senior Secured Credit Note were amended. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At June 30, 2008, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the three months ended June 30, 2008 was 5.70%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2008, respectively, on the Senior Secured Credit Note was $1.3 million and $3.0 million ($2.1 million and $4.6 million, respectively, for the three and six months ended June 30, 2007).  Of the $63.0 million outstanding at June 30, 2008, $11.6 million is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of the capital markets businesses acquired from CIBC, described in Note 11, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the capital markets businesses acquired from CIBC.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.4 (total long-term debt divided by EBITDA). At June 30, 2008, the Company was in compliance with the covenants. The interest rate on the Subordinated Note for the three months ended June 30, 2008 was 6.44%. Interest expense as well as interest paid on a cash basis for the three and six months ended June 30, 2008 on the Subordinated Note was $1.6 million and $3.2 million, respectively.

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Class A Shares outstanding, beginning of period	13,513,608	13,078,699	13,266,596	12,834,682
Issued to Oppenheimer’s 401(k) Plan	-	-	-	95,425
Issued pursuant to the share-based compensation plans	35,782	55,251	282,794	203,843
Repurchased and cancelled pursuant to the issuer bid	(308,976)	-	(308,976)	-
Class A Shares outstanding, end of period	13,240,414	13,133,950	13,240,414	13,133,950

8. Net capital requirements

The Company's broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2008, the net capital of Oppenheimer as calculated under the Rule was $187.1 million or 14.54% of Oppenheimer's aggregate debit items. This was $161.4 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2008, Freedom had net capital of $7.8 million, which was $7.5 million in excess of the $250,000 required to be maintained at that date.

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

Amounts are expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Private Client	$143,395	$164,044	$289,892	$322,609
Capital Markets	90,620	45,291	157,280	82,057
Asset Management	16,067	16,467	33,588	32,111
Other	6,159	948	7,356	4,089
Total	$256,241	$226,750	$488,116	$440,866

Profit (loss) before income taxes:
Private Client	$19,303	$16,507	$31,542	$38,643
Capital Markets(1)(2)	(18,167)	13,536	(57,293)	18,777
Asset Management	3,168	337	6,107	1,980
Other	(2,119)	(2,494)	(4,959)	(3,332)
Total	$2,185	$27,886	$(24,603)	$56,068

(1)  Includes accrued expenses of $12.4 million and $27.7 million, respectively, for the three and six months ended June 30, 2008 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company which will decline to $7.0 million in the fourth quarter 2008 and continue to significantly decline in subsequent periods, and

(2)  Includes transition service charges of $9.8 million and $20.6 million, respectively, for the three and six months ended June 30, 2008 to be paid to CIBC for interim support of the acquired businesses which will terminate upon the transition of such businesses to Oppenheimer’s platform which is anticipated in the third quarter of 2008, resulting in substantially reduced costs.

11. Acquisition

On January 14, 2008, the Company acquired CIBC World Markets Corp.’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as Oppenheimer Israel (OPCO) Ltd., formerly CIBC Israel Ltd. (together the “New Capital Markets Business”). The New Capital Markets Business employed over 600 people at acquisition. Per the terms of the purchase agreement, the operating results of the New Capital Markets Business for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses (including operating results related to businesses to be acquired in the UK and Asia) along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. The acquisition of related operations in Asia and the UK is expected to close in 2008, subject to regulatory approval.

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

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the OIB Division for the calendar years 2008 through 2012 (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Shares (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 Class A Shares of the Company at $48.62 per share exercisable five years from the January 2008 closing, (3) consideration at closing equal to the fair market value of net securities owned in the amount of $48.2 million, (4) cash consideration at closing in the amount of $2.7 million for office facilities, (5) a cash payment at closing in the amount of $1.1 million to extinguish a demand note, and (6) cash paid to cover acquisition costs of $1.8 million.

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

Intangible assets arose upon the acquisition of the New Capital Markets Business and are comprised of customer relationships and the estimated fair value of a below-market lease on the premises located at 300 Madison Avenue in New York City. Customer relationships are carried at $911.8 thousand (which is net of accumulated amortization of $29.2 thousand) at June 30, 2008 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below-market lease, which represents the difference between what the Company is paying to occupy the premises at 300 Madison Avenue and the fair market value of comparable real estate in midtown Manhattan, is carried at $19.1 million (which is net of accumulated amortization of $2.2 million) at June 30, 2008 and is being amortized over the life of the lease (60 months commencing in January 2008).

The earn-out, which will amount to no less than $25.0 million, has been assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $696.6 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2008 is included as interest expense in the condensed consolidated statement of operations. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

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

In addition, in conjunction with the transaction, the Company has agreed to pay to CIBC an estimated $69.1 million over three years from 2008 through 2010 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $12.4 million and $27.7 million, respectively, of such expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2008 ($10.0 million is included in compensation and related expenses and $2.4 million is included in interest expense for the three months ended June 30, 2008; $21.9 million is included in compensation and related expenses and $5.8 million is included in interest expense for the six months ended June 30, 2008). In excess of 50% of the expense accruals for these amounts fall in the first three quarters of 2008. The actual cash payments required, however, fall more evenly over the three year period. The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates.

The Company is incurring transition service charges to be paid to CIBC for interim support of the New Capital Markets Business which will terminate upon transition of such businesses to the Company’s platform, which is expected to occur in the third quarter of 2008. For the three and six months ended June 30, 2008, transition service charges were $9.8 million and $20.6 million, respectively, included in other expenses in the condensed consolidated statement of operations.

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisition of the New Capital Markets Business as if the transaction was consummated as at January 1, 2007. The Company’s actual results for the three and six months ended June 30, 2008 include the results of the New Capital Markets Business since January 1, 2008.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st fiscal year end and, therefore, the financial information for the New Capital Markets Business relates to the three and six months ended April 30, 2007. Revenue and expenses included in the pro forma presentation for the three and six months ended June 30, 2007 include certain CIBC corporate allocations, reflecting the manner in which this business was managed within CIBC. Such allocations may distort the comparability of the information presented below.

Dollar amounts are expressed in thousands, except per share amounts.

	Three months ended June 30, 2007	Six months ended June 30, 2007

Revenue	$331,174	$652,154
Profit before tax from operations	$19,762	$46,438
Net profit	$10,079	$24,868
Basic earnings per share	$0.76	$1.89
Diluted earnings per share	$0.74	$1.86

12. Subsequent events

On July 30, 2008, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on August 29, 2008 to Class A and Class B shareholders of record on August 15, 2008.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at June 30, 2008, the Company provided its services from 86 offices in 21 states located throughout the United States, one office in Israel and conducted business in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2008 totaled approximately $59.6 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing.  At June 30, 2008, client assets under management by the asset management groups totaled $16.4 billion, which includes approximately $13.9 billion under the Company’s fee-based programs. At June 30, 2008, the Company employed over 3,300 people full time, of whom approximately 2,277 were registered personnel, including approximately 1,319 financial advisors.

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

During the six months ended June 30, 2008, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the adoption on January 1, 2008 of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements and Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 as set out in Note 2 to the condensed consolidated financial statements.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management  as well as fees for investment banking services, and investment income as well as on liquidity. Substantial fluctuations can occur in revenues and net income due to these and other factors.

The three and six months ended June 30, 2008 were marked by an extremely volatile market environment, with investors focused on record high oil and food prices, a weak U.S. dollar, liquidity problems in the credit markets and wide-spread asset write-downs. The U.S. economy appears to be in a recession brought on by the uncertainties mentioned above.  Intervention by the U.S. Treasury and the U.S. Federal Reserve in the credit markets through their support of investment banks, Fannie Mae and Freddie Mac will hopefully continue to bolster confidence to offset the severe decline in housing prices and shorten the time to economic recovery.

Interest rate changes impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the discount rate, average interest rates were lower for the three and six months ended June 30, 2008 compared to the same periods in 2007. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates, credit issues and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

During the six months ended June 30, 2008, major disruptions in the credit markets and in the credit default swap (“CDS”) market caused banks and dealers to question their open contractual relationships with counter-parties. As a result, one of the major participants in the CDS and MBS markets was faced with bankruptcy and was “rescued” by another leading financial institution with the significant assistance of the Federal Reserve. This event, as well as significant asset write-downs by financial institutions and questions regarding future such write-downs of carried assets, has caused significant restrictions in relationships among banks and dealers and is likely to be felt for several quarters to come. It is anticipated that this and other issues will continue to affect the health and activity levels in the leveraged loan market and thus affect merger and acquisition activity, and security issuance and significantly hamper investment banking activity and thus negatively impact the business of the Company and its recent acquisition described below.

As previously reported, the Company acquired a major part of CIBC World Markets’ U.S. Capital Markets Businesses on January 14, 2008, including U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading, Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related Israeli equities business (the “New Capital Markets Business”).  Per the terms of the purchase agreement, the results of the newly acquired businesses for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses (including the operating results related to businesses to be acquired in the UK and Asia) along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price. See Note 11.

As previously reported, the Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its recent acquisition or otherwise.

For a number of years, the Company has offered Auction Rate Securities (“ARS”) to its clients as an alternative to money market investments. A significant portion of the market in auction rate has

‘failed’ because, in the current tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. It is unclear at present whether these auctions will fail going forward. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and as a result to the Company. It should be noted that this is a failure of liquidity and not a default. These securities have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and remain good credits. The Company has not acted as an agent for auction rate securities nor does it have a significant exposure in its proprietary accounts. Recently, some of these auction rate securities have been redeemed at par (100% of issue value) plus accrued dividend thus reducing the scope of the issue for clients and the Company. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers.

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

Other Regulatory Matters

On July 30, 2008, the Financial Industry Regulatory Authority (“FINRA”) issued a Notice of Acceptance accepting a settlement of the previously reported investigation into Oppenheimer’s securities lending practices.  The investigation concerned Oppenheimer’s supervision of its securities lending activities including, but not limited to, failing to detect and prevent stock loan personnel from engaging in business dealings with finders in violation of Oppenheimer policy.Pursuant to the Notice of Acceptance, Oppenheimer, without admitting or denying any allegations, agreed to a censure and the payment of a fine in the amount of $100,000.

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

The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and some or all of these may result in enforcement proceedings as a result of its business conducted in the various states.

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment has increased over the last several quarters as a result of the acquisition from CIBC and the Company’s need to build out its platform to accommodate the New Capital Markets Business. The Company anticipates the acquired business will transition to the Company’s platform in the third quarter of 2008 and that expenditures to CIBC for transition services will decrease to more normal levels thereafter. The Company believes that internally-generated funds from operations are sufficient to finance its expenditure program.

Results of Operations

The Company reported net profit of $1.6 million or $0.12 per share for the second quarter of 2008, a decrease of approximately 90% in net profit compared to $15.8 million or $1.19 per share in the second quarter of 2007. Revenue for the second quarter of 2008 was $256.2 million, an increase of 13% compared to revenue of $226.8 million in the second quarter of 2007.

The net loss for the six months ended June 30, 2008 was $14.5 million or $1.07 per share compared to a net profit of $32.6 million or $2.48 per share in the first half of 2007. Revenue for the six months ended June 30, 2008 was $488.1 million, an increase of 11% compared to $440.9 million for the same period in 2007.

The Company’s results for the three and six months ended June 30, 2008 were impacted by the current economic environment, as well as by its acquisition on January 14, 2008 of a major part of CIBC World Markets’ U.S. Capital Markets Businesses. See Note 11.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended June 30,		Six Months ended June 30,
	2008 versus 2007		2008 versus 2007
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change
Revenue -
Commissions	$29,467	33%	$66,455	37%
Principal transactions, net	7,232	60%	8,595	42%
Interest	(10,986)	-39%	(22,024)	-39%
Investment banking	2,181	5%	(8,247)	-11%
Advisory fees	1,436	3%	7,103	7%
Other	161	3%	(4,632)	-40%
Total revenue	29,491	13%	47,250	11%

Expenses -
Compensation and related expenses	33,536	25%	81,303	31%
Clearing and exchanges fees	4,426	109%	8,612	113%
Communications and technology	6,241	51%	9,709	38%
Occupancy and equipment costs	5,537	45%	9,945	40%
Interest	(3,255)	-22%	(5,961)	-20%
Other	8,707	42%	24,313	64%
Total expenses	55,192	28%	127,921	33%
Profit (loss) before income taxes	(25,701)	-92%	(80,671)	-144%
Income tax provision (benefit)	(11,581)	-96%	(33,647)	-143%
Net profit (loss)	$(14,120)	-90%	(47,024)	-144%

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to traditional fee-based arrangements. Commissions for the three and six months ended June 30, 2008 increased 33% and 37%, respectively, compared to the same periods in 2007 primarily as a result of the acquired businesses. For the three and six months ended June 30, 2008, 29% and 32%, respectively, of total commissions were generated by the OIB Division’s institutional equity business. Proprietary trading results increased 60% and 42%, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007, with much of the increase attributable to the acquired businesses, although preferred and corporate trading showed significant increases in the second quarter compared to the same period of 2007. Advisory fees increased 3% and 7%, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily as a result of increased fees from external money market funds. During the period, the Company introduced an FDIC insured bank sweep product that has been well accepted by clients which is expected to show increasing profitability over the next several fiscal periods. Assets under management by the asset management group decreased 5% to $16.4 billion at June 30, 2008 compared to $17.3 billion at June 30, 2007, due to declining market values. The number of client accounts under management increased 7% at June 30, 2008 compared to June 30, 2007. Included in assets under management at June 30, 2008 were approximately $13.9 billion in assets under the Company’s fee-based programs ($13.3 billion at June 30, 2007). The Company continues to focus on building its base of annuitized revenues through employee and client education and in connection with its dedication to assisting clients in their asset allocation process. Other revenue increased 3% in the three months ended June 30, 2008 and decreased 40% in the six months ended June 30, 2008 compared to the same periods of 2007. The primary driver of the year-to-date decline reflects the decline in the cash surrender value of Company-owned insurance policies. These policies support our deferred compensation plans.

Revenue for the OIB Division, approximately $70.2 million and $125.0 million, respectively, for the three and six months ended June 30, 2008, was substantially less (approximately 48% and 53%, respectively) than the comparable fiscal periods last year on a pro-forma combined basis, due to significantly reduced investment banking activity. Investment banking revenues increased 5% in the three months ended June 30, 2008 and decreased 11% in the six months ended June 30, 2008 compared with the Company’s pre-existing business during the same periods of 2007.  As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price.

Interest

Net interest revenue (interest revenue less interest expense) in both the three and six months ended June 30, 2008 decreased by 58% compared to the same periods of 2007. In the three and six months ended June 30, 2008, interest revenue (which primarily relates to revenue from customer margin balances and securities lending activities) decreased by 39% compared to the same periods in 2007 due to lower interest rates. Total interest expense in the three and six months ended June 30, 2008 decreased by 22% and 20%, respectively, due to lower interest rates and reduced stock loan activity but was impacted by increased interest costs associated with: (i) the $100.0 million Subordinated Note discussed above ($1.6 and $3.2 million, respectively, in the three and six months ended June 30, 2008); (ii) interest portion of future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008 ($2.4 and $5.8 million, respectively, in the three and six months ended June 30, 2008); and (iii) interest portion of the earn-out ($696.7 thousand and $1.4 million, respectively, in the three and six months ended June 30, 2008), as described in Note 11 to the condensed consolidated financial statements.

Expenses, other than interest

The Company’s expenses for the three and six months ended June 30, 2008 increased 28% and 33%, respectively, compared to the same periods of 2007, primarily due to the effect of the Company’s recent acquisition. Acquisition related expenses included in compensation and related expenses of $9.7 million and $21.5 million, respectively, for the three and six months ended June 30, 2008 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company (representing 29% and 26%, respectively, of the increase in compensation expense for the three and six months ended June 30, 2007 compared to the same periods of 2007). Such payments will decline to $7.0 million in the fourth quarter 2008 and continue to significantly decline in subsequent periods. Transition service charges of $9.8 million and $20.6 million, respectively, in the three and six months ended June 30, 2008 to be paid to CIBC for interim support of the acquired businesses will terminate upon the transition to Oppenheimer’s platform. This transition is anticipated in the third quarter of 2008, resulting in substantially reduced costs. Compensation and related costs in the three and six months ended June 30, 2008 increased 25% and 31%, respectively, compared to the comparable periods of 2007. The acquisition of the New Capital Markets Business has had a significant and adverse impact on compensation expense. Compensation expense was also significantly impacted by the addition of more than 500 employees who joined the Company as a result of the acquisition. Offsetting the increase in compensation expense for the three and six months ended June 30, 2008 was the decrease in share-based compensation costs compared to the same periods in 2007 and variable compensation related to payments to financial advisors for commissions and fees earned which were lower in the current quarter than in the same period last year. Due to the decline in the market price of the Company’s Class A Shares, share-based compensation expense relating to the Company’s stock appreciation rights plan decreased $11.6 million and $11.3 million, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007.  Clearing and exchange fees in the three and six months ended June 30, 2008 increased 109% and 113%, respectively, compared to the same periods of 2007 due to higher transaction volume in 2008 because of the acquisition. The cost of communications and technology in the three and six months ended June 30, 2008 increased by 51% and 38%, respectively, compared to the same periods of 2007, reflecting the impact of the OIB Division and the need to service approximately 500 additional employees and new business lines as well as the cost of development of systems to service the new business after transition. Occupancy and equipment costs for the three and six months ended June 30, 2008 increased by 45% and 40%, respectively, compared to the same periods of 2007 due primarily to the acquisition of the OIB Division which resulted in adding new office locations and the redeployment of personnel amongst previously existing locations. Such increases in occupancy expense will decrease moderately as the Company completes its consolidation into the new facilities and relinquishes unneeded space. Other expenses in the three and six months ended June 30, 2008 increased by 42% and 64%, respectively, compared to the same periods of 2007. Transition service charges for the interim support of the OIB Division are included in other expenses and accounted for virtually all of the increase for the three months ended June 30, 2008 and represented 85% of the increase in the six months ended June 30, 2008. Transition service charges are expected to terminate during the third quarter of 2008 (with estimated savings of $2.0 million per month).  Included in other expenses, bad debt expense was flat compared to the same periods of 2007.

The Company may face additional legal costs and settlement expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory expenses. It is anticipated that the costs of compliance with regulations, as well as Sarbanes-Oxley Act compliance, will continue to be significant.

Liquidity and Capital Resources

Total assets at June 30, 2008 increased by 9% from December 31, 2007 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings on an unsecured and on a fully collateralized basis. At June 30, 2008, $156.3 million of such borrowings were outstanding compared to outstanding borrowings of $29.0 million at

December 31, 2007. At June 30, 2008, the Company had available collateralized and uncollateralized letters of credit of $164.4 million.

In July 2006, the Company issued a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million. The Senior Secured Credit

Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. On April 28, 2008, the Company paid down principal of $20.0 million of which $16.3 million was required to be paid pursuant to the excess cash flow computation and $3.7 million represented a voluntary payment reducing its outstanding indebtedness under the Senior Secured Credit Note to $63.0 million. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.0 (total long-term debt divided by EBITDA). At June 30, 2008, the Company was in compliance with the covenants. The interest rate on the Senior Secured Credit Note for the three months ended June 30, 2008 was 5.70%.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the businesses acquired from CIBC, described in Note 11.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio of 2.4 (total long-term debt divided by EBITDA). At June 30, 2008, the Company was in compliance with the covenants. The interest rate on the Subordinated Note for the three months ended June 30, 2008 was 6.44%.

In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp, a U.S. subsidiary formed to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval of Oppenheimer and CIBC. There were no loan positions held in the secondary loan trading portfolio for the six months ended June 30, 2008.

Funding Risk

Dollar amounts are expressed in thousands.

	Six months ended June 30,
	2008	2007
Cash (used in) provided by operations	$(111,539)	$39,061
Cash used in investing activities	(58,282)	(4,873)
Cash provided by (used in) financing activities	200,930	(17,857)
Net increase (decrease) in cash and cash equivalents	$31,109	$(16,331)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”). Recent changes in the attitudes of lenders as a result of losses and counter-party risks related to financial industry participants could make it more difficult to secure financing in the future.

Other Matters

On August 10, 2007, the Company announced its intention to purchase up to 650,000 Class A Shares using the facilities of the NYSE commencing on August 14, 2007 and terminating on August 13, 2008. All Class A Shares purchased pursuant to the Issuer Bid are cancelled. During the second quarter of 2008, the Company purchased 308,976 Class A Shares pursuant to the Issuer Bid at an average price of $30.54 per share. In accordance with its policy, the Company does not purchase its shares from the end of the fiscal quarter until after the earnings release.

During the second quarter of 2008, the Company issued 35,782 Class A Shares for a total consideration of $897.8 thousand related to employee share-based compensation arrangements.

On May 30, 2008, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

On July 30, 2008, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on August 29, 2008 to shareholders of record on August 15, 2008. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

At June 30, 2008, shareholders’ equity was $439.4 million and book value per share was $32.94 compared to shareholders’ equity of $399 million and book value per share of $30.17 at June 30, 2007, based on total outstanding shares of 13,340,094 and 13,233,630, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended June 30, 2008 was 13,665,811 compared to 13,543,221 outstanding for the three months ended June 30, 2007, a net increase of 1%.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 4 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations to make payments in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in Note 11 of the condensed consolidated financial statements. Such information is hereby incorporated by reference.

The following table sets forth these contractual and contingent commitments as at June 30, 2008.

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$187	$20	$73	$57	$37
Senior secured credit note	63	12	16	30	5
Committed capital	3	3	-	-	-
Deferred compensation	69	28	41	-	-
Subordinated note	100	-	-	-	100
Earn-out	25	-	-	25	-
Total	$447	$63	$130	$112	$142

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2008, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

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

Changes in Internal Control over Financial Reporting

On January 14, 2008, the Company acquired the New Capital Markets Business from CIBC. Excluding this acquisition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three and six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of the New Capital Markets Business may occur and will be evaluated by management as such integration activities are implemented.

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

For information on legal matters during the period ended June 30, 2008, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Regulatory Environment, Other Regulatory Matters”.

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

ITEM 1A. Risk Factors

During the three months ended June 30, 2008, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment” .

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, the Company repurchased 308,976 Class A Shares through the facilities of the New York Stock Exchange at an average price of $30.54 per share as follows:

Period 2008	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	-	-	-	650,000
May 1 – May 31	80,800	$32.08	80,800	569,200
June 1 – June 30	228,176	$30.00	228,176	341,024

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The following discloses the voting results of the Annual Meeting of Shareholders of Oppenheimer Holdings Inc. (the "Corporation") held on May 5, 2008.

		For	Against	Withheld
1.	Election of Directors	96,624	-	4

Each of the following nominees was elected as a director of the Corporation to serve until the termination of the next annual meeting of shareholders by the holders of the Corporation's Class B voting shares ("Class B shareholders") pursuant to a proxy solicitation pursuant to Regulation 14A under the Act:

              J. L. Bitove

R. Crystal

             W. Ehrhardt

             M. A.M. Keehner

A. G. Lowenthal

K. W. MacArthur

A. W. Oughtred

E. K. Roberts

B. Winberg

2.	Appointment of Auditors	96,624	-	4
	PricewaterhouseCoopers LLP were re-appointed as the auditors of the Corporation to hold office until the termination of the next annual meeting of shareholders
3.	Issue of Class A Shares to the Oppenheimer & Co. Inc. Employee Share Plan	96,347	10	-

The issue by the Board of Directors of the Company, from time to time, of up to 380,000 Class A non-voting shares of the Company pursuant to the Oppenheimer & Co. Inc. Employee Share Plan was authorized.

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 6TH day of August, 2008.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)