Form 10-Q
period 2008-09-30
OPPENHEIMER HOLDINGS INC
filed 2008-11-07
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

or

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

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on October 31, 2008 was 12,899,465 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2008	December 31, 2007
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$61,455	$27,702
Cash and securities segregated for regulatory and
other purposes	69,986	67,562
Deposits with clearing organizations	72,976	16,402
Receivable from brokers and clearing organizations	478,966	672,282
Receivable from customers, net of allowance for
doubtful accounts of $826 thousand ($628 thousand in 2007)	1,004,111	879,732
Income taxes receivable	14,926	-
Securities owned, including amounts pledged of $2.7
million ($1.3 million in 2007), at fair value	198,194	128,495
Notes receivable, net	54,365	44,923
Office facilities, net	26,636	18,340
Intangible assets, net	54,594	32,925
Goodwill	132,472	132,472
Other	80,771	117,406
	$2,249,452	$2,138,241

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2008	December 31, 2007
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$51,090	$56,925
Bank call loans	315,900	29,000
Payable to brokers and clearing organizations	377,967	809,025
Payable to customers	564,891	446,299
Securities sold, but not yet purchased, at fair value	47,045	9,413
Accrued compensation	172,943	153,786
Accounts payable and other liabilities	114,891	82,912
Income taxes payable	-	11,020
Senior secured credit note	62,788	83,325
Subordinated note	100,000	-
Deferred income tax, net	7,290	12,556
Excess of fair value of acquired assets over cost	1,652	-
	1,816,457	1,694,261

Shareholders' equity
Share capital
Class A non-voting shares (2008 – 13,072,989 shares issued and outstanding 2007 – 13,266,596 shares issued and outstanding)	47,099	52,921
99,680 Class B voting shares issued and outstanding	133	133
	47,232	53,054
Contributed capital	32,456	16,760
Retained earnings	353,732	375,137
Accumulated other comprehensive loss	(425)	(971)
	432,995	443,980
	$2,249,452	$2,138,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September		September
	2008	2007	2008	2007
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$124,526	$91,498	$368,464	$268,981
Principal transactions, net	(862)	12,003	28,245	32,515
Interest	16,087	27,366	51,233	84,536
Investment banking	25,165	22,691	91,616	97,389
Advisory fees	51,057	54,918	157,641	154,399
Other	6,214	6,697	13,104	18,219
	222,187	215,173	710,303	656,039
EXPENSES:
Compensation and related expenses	141,343	127,271	482,052	386,677
Clearing and exchange fees	7,033	4,337	23,274	11,966
Communications and technology	20,452	12,859	55,911	38,609
Occupancy and equipment costs	17,713	12,062	52,267	36,671
Interest	10,392	14,226	34,062	43,857
Other	28,965	17,397	91,051	55,170
	225,898	188,152	738,617	572,950
Profit (loss) before income taxes	(3,711)	27,021	(28,314)	83,089
Income tax provision (benefit)	(1,234)	10,747	(11,369)	34,259
Net profit (loss) for the period	$(2,477)	$16,274	$(16,945)	$48,830

Earnings (loss) per share:
Basic	$(0.18)	$1.23	$(1.26)	$3.70
Diluted	$(0.18)	$1.19	$(1.26)	$3.61

Dividends declared per share	$0.11	$0.11	$0.33	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$(2,477)	$16,274	$(16,945)	$48,830
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(142)	-	369	-
Change in cash flow hedges	113	(448)	177	(587)
Comprehensive income (loss) for the period	$(2,506)	$15,826	$(16,399)	$48,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2008	2007
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$(16,945)	$48,830
Adjustments to reconcile net profit (loss) to net cash (used in)
provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	8,498	7,201
Deferred income tax	(5,249)	54
Amortization of notes receivable	12,188	14,215
Amortization of debt issuance costs	1,033	1,078
Amortization of intangibles	3,793	551
Provision for doubtful accounts	273	3
Share-based compensation	(989)	7,026
Decrease (increase) in operating assets, net of the effect of acquisitions:
Cash and securities segregated for regulatory and other purposes	(2,424)	(20,345)
Deposits with clearing organizations	(56,574)	(1,543)
Receivable from brokers and clearing organizations	193,316	(69,706)
Receivable from customers	(124,652)	80,604
Income taxes receivable	(14,926)	-
Securities owned	10,904	(12,901)
Notes receivable	(21,630)	(8,110)
Other assets	35,698	19,007
Increase (decrease) in operating liabilities, net of the effect of acquisitions:
Drafts payable	(5,835)	(12,607)
Payable to brokers and clearing organizations	(430,512)	(1,777)
Payable to customers	118,592	17,602
Securities sold, but not yet purchased	5,258	2,007
Accrued compensation	24,395	514
Accounts payable and other liabilities	17,843	14,374
Income taxes payable	(11,020)	(6,770)
Cash (used in) provided by operating activities	(258,965)	79,307

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Nine months ended September 30,
	2008	2007
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	(50,335)	-
Purchase of office facilities	(11,679)	(8,906)
Cash used in investing activities	(62,014)	(8,906)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(4,460)	(4,100)
Issuance of Class A non-voting shares	5,740	7,215
Repurchase of Class A non-voting shares for cancellation	(13,608)	-
Tax benefit from employee stock options exercised	698	1,108
Issuance of subordinated note	100,000	-
Senior secured credit note repayments	(20,538)	(40,837)
Zero coupon promissory note repayments	-	(4,591)
Increase (decrease) in bank call loans, net	286,900	(19,400)
Cash provided by (used in) financing activities	354,732	(60,605)

Net increase in cash and cash equivalents	33,753	9,796
Cash and cash equivalents, beginning of period	27,702	23,542
Cash and cash equivalents, end of period	$61,455	$33,338

Schedule of non-cash investing and financing activities:
Warrants issued	$10,487	-
Employee share plan issuance	$2,046	$2,409

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$25,962	$27,451
Cash paid during the periods for income taxes	$12,879	$32,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Nine months ended September 30,
	2008	2007
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$53,054	$41,226
Issuance of Class A non-voting shares	7,786	9,624
Repurchase of Class A Shares for cancellation	(13,608)	-
Balance at end of period	$47,232	$50,850

Contributed capital
Balance at beginning of period	$16,760	$11,662
Issuance of warrant to purchase 1 million Class A Shares	10,487	-
Vested employee share plan awards	(355)	-
Tax benefit from share-based awards	698	1,108
Share-based expense	4,866	2,834
Balance at end of period	$32,456	$15,604

Retained earnings
Balance at beginning of period	$375,137	$306,153
Cumulative effect of an accounting change	-	(823)
Net profit (loss) for the period	(16,945)	48,830
Dividends ($0.33 per share in 2008; $0.32 per share in 2007)	(4,460)	(4,100)
Balance at end of period	$353,732	$350,060

Accumulated other comprehensive loss
Balance at beginning of period	$(971)	-
Currency translation adjustment, net of tax	369	-
Change in cash flow hedges, net of tax	177	$(587)
Balance at end of period	$(425)	$(587)

Shareholders’ equity	$432,995	$415,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans,  and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer EU Ltd., based in the United Kingdom, provides institutional equities brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer EU Ltd. began operations on September 5, 2008.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer holds a trading permit on the New York Stock Exchange, and is a member of the American Stock Exchange and several other regional exchanges in the United States. On October 1, 2008, NYSE Euronext completed its acquisition of the American Stock Exchange and, as a result, the Company received 15,336 shares of NYSE Euronext  common stock and future cash consideration in exchange for its American Stock Exchange membership interests.

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

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective October 10, 2008 which includes prior periods in which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company's condensed consolidated financial statements.

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

Earnings per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	13,476,365	13,264,228	13,484,645	13,197,999
Net dilutive effect of warrants, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	-	434,731	-	325,401
Diluted weighted average number of shares outstanding	13,476,365	13,698,959	13,484,645	13,523,400

Net profit (loss) for the period	$(2,477)	$16,274	$(16,945)	$48,830

Basic earnings (loss) per share	$(0.18)	$1.23	$(1.26)	$3.70
Diluted earnings (loss) per share	$(0.18)	$1.19	$(1.26)	$3.61

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s  U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and nine months ended September 30, 2008, the effect of the warrants is anti-dilutive.

(2)

For the three and nine months ended September 30, 2008, the diluted EPS computations do not include the antidilutive effect of 1,302,473 Class A Shares granted under share-based compensation arrangements (4,103 and 672,724, respectively, for the three and nine months ended September 30, 2007).

4. Financial instruments

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	September 30, 2008		December 31, 2007
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$24,496	$921	$17,274	$2,303
Corporate debt and other obligations	34,113	4,896	28,329	1,051
Mortgage and other asset-backed securities	8,142	17	6,737	23
Municipal obligations	35,718	3,289	25,340	687
Convertible bonds	60,205	8,360	-	-
Corporate equities	28,439	28,861	48,181	5,147
Short-term instruments and other	7,081	701	2,634	202
Total	$198,194	$47,045	$128,495	$9,413

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2008 are corporate equities with estimated fair values of approximately $12.7 million ($15.4 million at December 31, 2007), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. Also included in corporate equities in securities owned are NYSE Euronext common shares with a market value of $3.2 million and a fair value of $5.7 million at September 30, 2008 and December 31, 2007, respectively.  On October 1, 2008, NYSE Euronext completed its acquisition of the American Stock Exchange and, as a result, the Company received 15,336 shares of NYSE Euronext common stock and future cash consideration in exchange for its American Stock Exchange membership interests.  Additionally, with the October 1, 2008 closing of the American Stock Exchange acquisition, restrictions were removed on the NYSE Euronext (formerly NYSE Group Inc.) shares received as part of the March 2006 merger with Archipelago.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs

The Company’s securities owned and securities sold, but not yet purchased, investments and derivative contracts (collectively referred to as “financial instruments”) are recorded at fair value and generally are classified within level 1 or level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in private equity funds where the Company is general partner, less-liquid mortgage and asset-backed securities, and certain money market instruments.

The Company’s assets and liabilities recorded at fair value on a recurring basis as of September 30, 2008 have been categorized based upon the above fair value hierarchy as follows:

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Cash equivalents	$22,492	-	-	$22,492
Securities segregated for regulatory and other purposes	36,160	-	-	36,160
Deposits with clearing organizations	4,292	-	-	4,292
Securities owned:
U.S. Government, agency, & sovereign
obligations	19,680	4,816	-	24,496
Corporate debt and other obligations	-	34,113	-	34,113
Mortgage and other asset-backed securities	-	7,202	940	8,142
Municipal obligations	-	35,718	-	35,718
Convertible bonds	-	53,893	6,312	60,205
Corporate equities	28,402	37	-	28,439
Short-term instruments and other	1,091	665	5,325	7,081
Securities owned, at fair value	49,173	136,444	12,577	198,194
Investments (1)	-	39,056	2,435	41,491
Derivative contracts (2)	-	122	-	122
Total	$112,117	$175,622	$15,012	$302,751

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Liabilities
	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased:
U.S. Government, agency, & sovereign
obligations	$593	$328	$-	$921
Corporate debt and other obligations	-	4,896	-	4,896
Mortgage and other asset-backed securities	-	17	-	17
Municipal obligations	-	3,289	-	3,289
Convertible bonds	-	8,360	-	8,360
Corporate equities	28,861	-	-	28,861
Short-term instruments and other	326	-	375	701
Securities sold, but not yet purchased	29,780	16,890	375	47,045
Derivative contracts (3)	676	1,673	763	3,112
Total	$30,456	$18,563	$1,138	$50,157

(3) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis:

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended September 30, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Convertible bonds	$-	-	-	-	6,312	$6,312
Mortgage and other asset-backed securities (1)	$1,098	(56)	(96)	(176)	170	$940
Short-term instruments and other(2)	$5,350	-	-	(25)	-	$5,325
Investments (3)	$2,206	-	-	440	(211)	$2,435

Liabilities:
Short-term instruments and other (2)	$375	-	-	-	-	$375
Derivative contracts	$-	-	-	763	-	$763

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

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the nine months ended September 30, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Convertible bonds	$-	-	-	-	6,312	$6,312
Mortgage and other asset-backed securities (1)	$881	222	(13)	(68)	(82)	$940
Short-term instruments and other (2)	$-	-	-	5,347	(22)	$5,325
Investments (3)	$1,820	-	-	899	(284)	$2,435

Liabilities:
Short-term instruments and other(2)	$-	-	-	375	-	$375
Derivative contracts	$-	-	-	763	-	$763

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

Fair Value Option

The Company adopted the provisions of SFAS 159 effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio during the nine months ended September 30, 2008.

Derivative Activities

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both trading and investment as well as for asset and liability management. The notional amounts and fair values of the Company’s derivatives at September 30, 2008 and December 31, 2007 by product were as follows:

Dollar amounts are expressed in thousands.

	September 30, 2008			December 31, 2007
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$47,000	-	$1,373	$77,000	-	$1,674
U.S. Treasury futures	$30,000	-	$676	$29,600	-	$152
Purchase of TBAs	$2,066	$122	-	$17,262	$232	-
Sale of TBAs	$2,245	-	$301	$17,222	-	$324

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the nine months ended September 30, 2008, the effective portion of the gain on the interest rate swaps net of tax was approximately $177.5 thousand and this amount has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at September 30, 2008. The interest rate swaps had a weighted-average fixed interest rate of 5.81% and 5.45% and a weighted-average maturity of 1.1 years and 1.4 years at September 30, 2008 and September 30, 2007, respectively.

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2008, the Company had 300 open short contracts for 10-year U.S. Treasury notes.

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

Collateralized Transactions

The Company enters into collateralized borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions. Under these transactions, the Company either receives or provides collateral, including U.S. government and agency, asset-backed, corporate debt, equity, and non-U.S. government and agency securities.

The Company receives collateral in connection with securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At September 30, 2008, the fair value of securities received as collateral under securities borrowed transactions was $302.6 million, of which the Company has re-pledged approximately $59.7 million under securities loaned transactions.

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $2.7 million as at September 30, 2008 ($1.3 million at December 31, 2007). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $73.3 million as at September 30, 2008.

The Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. The Company incurred losses totaling $162.0 thousand resulting from the bankruptcy of Lehman Brothers.  The Company believes it has no further exposure to the Lehman Brothers bankruptcy proceeding and intends to make claims for losses incurred. The probability of recovery cannot be determined at the present time. Additionally, one of the Company's funds in which it acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of September 30, 2008, Lehman Brothers International (Europe) held securities with a fair value of $7.2 million that were segregated and not re-hypothecated.

At September 30, 2008, the Company had available collateralized and uncollateralized letters of credit of $200.5 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of September 30, 2008 are receivables from three major U.S. broker-dealers totaling approximately $184.5 million.

The Company participates in Loan Syndications through the Debt Capital Markets business acquired from CIBC (see Note 11).  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company’s exposure under the warehouse facility is limited to 10% of the excess of the underwriting commitment provided by CIBC over CIBC’s targeted loan retention (“Excess Retention”).  Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion of which the Company utilized $72.3 million and had Excess Retention of $7.3 million as of September 30, 2008.  The Company recorded an unrealized loss of $675.2 thousand on mark-to-

market exposures related to Excess Retention as of September 30, 2008.

As a result of the acquisition of the CIBC capital markets businesses (see Note 11), for a transition period, the Company has a clearing arrangement with CIBC World Markets Inc. to clear transactions relating to Oppenheimer Israel (OPCO) Ltd. trading and sales. Additionally, the Company also has clearing arrangements with Pershing LLC (foreign securities) and R.J. O’Brien & Associates (commodities).  These clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2008, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

5. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	September 30, 2008	December 31, 2007
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$308,144	$511,978
Receivable from brokers	80,861	78,125
Securities failed to deliver	63,064	38,626
Clearing organizations	6,171	13,176
Omnibus accounts	11,695	17,672
Other	9,031	12,705
	$478,966	$672,282

	September 30, 2008	December 31, 2007
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$275,746	$759,368
Securities failed to receive	100,776	49,504
Clearing organizations and other	1,445	153
	$377,967	$809,025

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	September 30, 2008

Senior Secured Credit Note (a)	7/31/2013	5.81%	$62,788

Subordinated Note (b)	1/31/2014	6.55%	$100,000

(a)

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. Minimum principal repayments equal to 0.25% per quarter are required plus prepayments of principal based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings. On April 28, 2008, the Company paid down principal of $20.0 million, of which $16.3 million was due pursuant to the excess cash flow computation as of December 31, 2007 and the balance of $3.7 million was a voluntary repayment of principal.. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. On December 12, 2007, in contemplation of the acquisition described in Note 11, certain terms of the Senior Secured Credit Note were amended. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.0 (1.7 at December 31, 2008). At September 30, 2008, the Company was in compliance with the covenants. Based on financial results for the fiscal year to date and the current environment for the Company’s business, the Company cannot presently predict whether it will continue to be in compliance with this covenant for the fourth quarter of 2008. The interest rate on the Senior Secured Credit Note for the three months ended September 30, 2008 was 5.81%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2008, respectively, on the Senior Secured Credit Note was $1.3 million and $4.3 million ($1.8 million and $6.3 million, respectively, for the three and nine months ended September 30, 2007).  Of the $62.8 million outstanding at September 30, 2008, $11.8 million is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of the capital markets businesses acquired from CIBC, described in Note 11, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the capital markets businesses acquired from CIBC.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.4 (2.0 at December 31, 2008). At September 30, 2008, the Company was in compliance with the covenants. Based on financial results for the fiscal year to date and the current environment for the Company’s business, the Company cannot presently predict whether it will continue to be in compliance with this covenant. The interest rate on the Subordinated Note for the three months ended September 30, 2008 was 6.55%. Interest expense as well as interest paid on a cash basis for the three and nine months ended September 30, 2008 on the Subordinated Note was $1.7 million and $4.9 million, respectively.

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Class A Shares outstanding, beginning of period	13,240,414	13,133,950	13,266,596	12,834,682
Issued to Oppenheimer’s 401(k) Plan	-	-	-	95,425
Issued pursuant to the share-based compensation plans	75	40,750	282,869	244,593
Repurchased and cancelled pursuant to the issuer bid	(167,500)	-	(476,476)	-
Class A Shares outstanding, end of period	13,072,989	13,174,700	13,072,989	13,174,700

8. Net capital requirements

The Company's broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2008, the net capital of Oppenheimer as calculated under the Rule was $189.1 million or 14.55% of Oppenheimer's aggregate debit items. This was $163.1 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2008, Freedom had net capital of $8.0 million, which was $7.8 million in excess of the $250,000 required to be maintained at that date.

Oppenheimer E.U. Ltd. operates in the United Kingdom as an exempt CAD Securities and Futures firm. Under Section 9.2.4 of the Interim Prudential Sourcebook: Investment Businesses, Oppenheimer E.U. Ltd. is required to maintain initial and ongoing capital requirements of the U.S. dollar equivalent of €50,000.  At September 30, 2008, Oppenheimer E.U. Ltd. had ongoing capital of $150,000 which was $77,755 in excess of the $72,245 requirement.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

10. Segment information

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel and Latin America.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Private Client	$144,715	$156,978	$434,607	$479,587
Capital Markets	59,442	37,180	216,721	119,237
Asset Management	16,070	18,585	49,659	50,696
Other	1,960	2,430	9,316	6,519
Total	$222,187	$215,173	$710,303	$656,039

Profit (loss) before income taxes:
Private Client	$11,373	$18,974	$42,915	$57,616
Capital Markets(1)(2)	(17,776)	6,616	(75,069)	25,394
Asset Management	5,906	2,672	12,013	4,652
Other	(3,214)	(1,241)	(8,173)	(4,573)
Total	$(3,711)	$27,021	$(28,314)	$83,089

(1)  Includes accrued expenses of $11.6 million and $39.3 million, respectively, for the three and nine months ended September 30, 2008 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company which will decline to $7.2 million in the fourth quarter 2008 and continue to significantly decline in subsequent periods.

(2)  Includes transition service charges of $7.3 million and $32.3 million, respectively, for the three and nine months ended September 30, 2008 to be paid to CIBC for interim support of the acquired businesses which substantially terminated upon the transition of such businesses to Oppenheimer’s platform in mid August 2008, resulting in substantially reduced costs.

11. Acquisition

On January 14, 2008, the Company acquired CIBC World Markets Corp.’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as Oppenheimer Israel (OPCO) Ltd., formerly CIBC Israel Ltd. and on September 5, 2008 Oppenheimer EU Ltd..  operating in the United Kingdom (together the “New Capital Markets Business”). The New Capital Markets Business employed over 600 people at acquisition. Per the terms of the purchase agreement, the operating results of the New Capital Markets Business for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses (including operating results related to businesses to be acquired in Asia) along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. The acquisition of related operations in Asia is expected to close in the fourth quarter of 2008, subject to regulatory approval.

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

Intangible assets arose upon the acquisition of the New Capital Markets Business and are comprised of customer relationships and the estimated fair value of a below-market lease on the premises located at 300 Madison Avenue in New York City. Customer relationships are carried at $896.2 thousand (which is net of accumulated amortization of $44.8 thousand) at September 30, 2008 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below-market lease, which represents the difference between what the Company is paying to occupy the premises at 300 Madison Avenue and the fair market value of comparable real estate in midtown Manhattan, is carried at $18.1 million (which is net of accumulated amortization of $3.2 million) at September 30, 2008 and is being amortized over the life of the lease (60 months commencing in January 2008).

The earn-out, which will amount to no less than $25.0 million, has been assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $696.6 thousand and $2.1 million, respectively, for the three and nine months ended September 30, 2008 is included as interest expense in the condensed consolidated statement of operations. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

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

In addition, in conjunction with the transaction, the Company has agreed to pay to CIBC an estimated $69.1 million over three years from 2008 through 2010 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $11.6 million and $39.3 million, respectively, of such expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 ($9.7 million is included in compensation and related expenses and $1.9 million is included in interest expense for the three months ended September 30, 2008; $31.5 million is included in compensation and related expenses and $7.8 million is included in interest expense for the nine months ended September 30, 2008). In excess of 50% of these total incentive compensation commitments have been accrued in the first three quarters of 2008. The actual cash payments required, however, fall more evenly over the three year period. The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates.

The Company incurred transition service charges to be paid to CIBC for interim support of the New Capital Markets Business which substantially terminated upon transition of such businesses to the Company’s platform, in mid-August 2008. For the three and nine months ended September 30, 2008, transition service charges of $5.7 million and $25.2 million, respectively, are included in other expenses in the condensed consolidated statement of operations.

Presented below are pro forma consolidated results of operations. Amounts presented give effect to the acquisition of the New Capital Markets Business as if the transaction was consummated as at January 1, 2007. The Company’s actual results for the three and nine months ended September 30, 2008 include the results of the New Capital Markets Business since January 1, 2008.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st fiscal year end and, therefore, the financial information for the New Capital Markets Business relates to the three and nine months ended July 31, 2007. Revenue and expenses included in the pro forma presentation for the three and nine months ended September 30, 2007 include certain CIBC corporate allocations, reflecting the manner in which this business was managed within CIBC. Such allocations may distort the comparability of the information presented below.

Dollar amounts are expressed in thousands, except per share amounts.

	Three months ended September 30, 2007	Nine months ended September 30, 2007

Revenue	$337,125	$989,279
Profit before tax from operations	$30,371	$76,809
Net profit	$19,340	$44,207
Basic earnings per share	$1.46	$3.35
Diluted earnings per share	$1.41	$3.27

12. Subsequent events

On October 31, 2008, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on November 28, 2008 to Class A and Class B shareholders of record on November 14, 2008.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at September 30, 2008, the Company provided its services from 86 offices in 21 states located throughout the United States, offices in Tel Aviv, Israel and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2008 totaled approximately $57.0 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing.  At September 30, 2008, client assets under management by the asset management groups totaled $14.8 billion, which includes approximately $11.9 billion under the Company’s fee-based programs. At September 30, 2008, the Company employed over 3,300 people full time, of whom approximately 1,736 were registered personnel, including approximately 1,349 financial advisors.

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

During the nine months ended September 30, 2008, there were no other material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the adoption on January 1, 2008 of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements and Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 as set out in Note 2 to the condensed consolidated financial statements.

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

The three and nine months ended September 30, 2008 were marked by an extremely volatile market environment, with investors focused on record high oil and food prices, a weak U.S. dollar, liquidity problems in the credit markets and wide-spread asset write-downs. The U.S. economy now appears to be in a recession as reflected by falling commodity prices, plunging equity markets and rising unemployment brought on by the uncertainties mentioned above.  Intervention by monetary authorities around the world through their support of banks and other financial institutions has begun to bring liquidity back to the capital markets and will hopefully bolster confidence to offset the severe decline in housing prices, provide solutions to credit shortage, and shorten the time to economic recovery.

Interest rate changes impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the Federal Funds target rate, average interest rates were lower for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Investor interest in fixed income securities is driven by attractiveness of published rates, the direction of rates, credit issues and economic expectations. Volatility in bond prices also impacts opportunities for profits in fixed income proprietary trading. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

During the nine months ended September 30, 2008, major disruptions in the credit markets and in the derivatives markets caused banks and dealers to question their open contractual relationships with counter-parties. As a result, two of the major participants in the Credit Default Swap (CDS) and Mortgage-Backed Securities (MBS) markets disappeared with Bear Stearns being acquired and Lehman Brothers entering bankruptcy. These events, coupled with the acquisition of Merrill Lynch and Wachovia and the restructuring of Morgan Stanley and Goldman Sachs into bank holding companies has forever changed the landscape of the financial markets. Significant asset write-downs by financial institutions and questions regarding future such write-downs of carried assets, have caused significant restrictions in relationships among banks and dealers.

The investment environment during the third quarter of 2008 was as hostile to investors as anything seen in decades. The credit markets around the world ceased to function as banks became fearful of doing business with some of the largest financial institutions in the world. Governments around the world pledged trillions of dollars to financial institutions for the purchase of tarnished assets, and for the guarantee of debt and performance on behalf of their domestic institutions. During the quarter, there was a dramatic decline in accessing financial leverage by investors and institutions, as they sought, but could not obtain, additional credit or even retain credit lines previously obtained.

It is anticipated that these and other issues will continue to affect the health and activity levels of the leveraged loan market and thus affect merger and acquisition activity, and security issuance and significantly hamper investment banking activity and thus negatively impact the business of the Company and its recent acquisition described below.

As previously reported, the Company acquired a major part of CIBC World Markets’ U.S. Capital Markets Businesses on January 14, 2008, including U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading, Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related Israeli and United Kingdom equities business (the “New Capital Markets Business”).  Per the terms of the purchase agreement, the results of the newly acquired businesses for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses, including the operations acquired in the United Kingdom along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions, were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price. See Note 11.

As previously reported, the Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its recent acquisition or otherwise.

For a number of years, the Company has offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in auction rate securities has ‘failed’ because, in the current tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and as a result to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and remain good credits. The Company has not acted as an auction agent for auction rate securities nor does it have a significant exposure in its proprietary accounts. Recently, some of these auction rate securities have been redeemed at par (100% of issue value) plus accrued dividends thus reducing the scope of the issue for clients and the Company. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. Settlements with regulators by our competitors have created inconsistencies in the treatment between firms that are redeeming ARS from clients with their own funds and firms, like the Company, which have yet to do so. The Company continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment.

 Regulatory Environment

The brokerage business is subject to regulation by the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.  It is impossible to know at present whether the regulatory environment will increase costs of compliance. The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other counties that are related thereto have created significant costs of compliance and can be expected to continue to do so. Intervention by governments and monetary authorities around the world as a result of the current credit market dislocations will most likely result in new regulations around the world that will significantly reduce the availability of leverage to the balance sheets of financial institutions. It is impossible to predict the impact or costs associated with these yet to be announced programs and regulations.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so on March 27, 2008.

Other Regulatory Matters

On July 30, 2008, the Financial Industry Regulatory Authority (“FINRA”) issued a Notice of Acceptance accepting a settlement of the previously reported investigation into Oppenheimer’s securities lending practices.  The investigation concerned Oppenheimer’s supervision of its securities lending activities including, but not limited to, failing to detect and prevent stock loan personnel from engaging in business dealings with finders in violation of Oppenheimer policy. Pursuant to the Notice of Acceptance, Oppenheimer, without admitting or denying any allegations, agreed to a censure and the payment of a fine in the amount of $100,000.

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

Oppenheimer has been responding to the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of auction rate securities.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The Company is continuing to cooperate with the investigating entities.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment has increased over the last several quarters as a result of the acquisition from CIBC and the Company’s need to build out its platform to accommodate the New Capital Markets Business. The Company transitioned these platforms to the Company’s platform in the third quarter of 2008. The Company believes that internally-generated funds from operations are sufficient to finance its expenditure program.

Results of Operations

The Company reported a net loss of $2.5 million or $0.18 per share for the third quarter of 2008, compared to net profit of $16.3 million or $1.23 per share in the third quarter of 2007. Revenue for the third quarter of 2008 was $222.2 million, compared to revenue of $215.2 million in the third quarter of 2007.

The net loss for the nine months ended September 30, 2008 was $16.9 million or $1.26 per share, compared to a net profit of $48.8 million or $3.70 per share in nine months ended September 30, 2007. Revenue for the nine months ended September 30, 2008 was $710.3 million, an increase of 8%, compared to $656.0 million for the same period in 2007.

The Company’s results for the three and nine months ended September 30, 2008 were impacted by the current economic environment, as well as by its acquisition on January 14, 2008 of a major part of CIBC World Markets’ U.S. Capital Markets Businesses. See Note 11.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three Months ended September 30,		Nine Months ended September 30,
	2008 versus 2007		2008 versus 2007
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Revenue -
Commissions	$33,028	36	$99,483	37
Principal transactions, net	(12,865)	-107	(4,270)	-13
Interest	(11,279)	-41	(33,303)	-39
Investment banking	2,474	11	(5,773)	-6
Advisory fees	(3,861)	-7	3,242	2
Other	(483)	-7	(5,115)	-28
Total revenue	7,014	3	54,264	8

Three Months ended September 30,		Nine Months ended September 30,
2008 versus 2007		2008 versus 2007
Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Expenses -
Compensation and related expenses	14,072	11	95,375	25
Clearing and exchanges fees	2,696	62	11,309	95
Communications and technology	7,593	59	17,302	45
Occupancy and equipment costs	5,651	47	15,596	43
Interest	(3,834)	-27	(9,795)	-22
Other	11,568	66	35,881	65
Total expenses	37,746	20	165,668	29
Profit (loss) before income taxes	(30,732)	-114	(111,404	-134
Income tax provision (benefit)	(12,441)	-116	(46,088)	-135
Net profit (loss)	$(18,291)	-112	$(65,316)	-134

Revenue, other than interest

Commission revenue and, to a large extent, revenue from principal transactions depend on investor participation in the markets. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to traditional fee-based arrangements. Despite this, commissions for the three and nine months ended September 30, 2008 increased 36% and 37%, respectively, compared to the same periods of 2007 primarily as a result of the acquired businesses.  For the three and nine months ended September 30, 2008 35% and 33%, respectively, of total commissions were generated by the OIB Division’s institutional equity business. Proprietary trading incurred net losses of $0.8 million for the three months ended September 30, 2008 compared to net gains of $12.0 million in the same period in 2007 primarily due to losses in convertible bond arbitrage arising from extremely difficult market conditions in 2008. This has resulted in a decrease in proprietary trading revenues of 13% for the nine months ended September 30, 2008 compared to the same period in 2007. Advisory fees decreased 7% for the three months ended September 30, 2008 and increased 2% for the nine months ended September 30, 2008 compared to the same periods in 2007. Declining market values compromised fee levels in the third quarter of 2008. Assets under management by the asset management group decreased 15% to $14.8 billion at September 30, 2008 compared to $17.4 billion at September 30, 2007, due to declining market values despite the fact that the number of client accounts under management increased 9% at September 30, 2008 compared to September 30, 2007. Included in assets under management at September 30, 2008 were approximately $11.9 billion in assets under the Company’s fee-based programs ($14.3 billion at September 30, 2007). The Company continues to focus on building its base of annuitized revenues through employee and client education and in connection with its dedication to assisting clients in their asset allocation process. Other revenue decreased 7% and 28%, respectively in the three months ended September 30, 2008 compared to the same periods of 2007. The primary driver of the decline is the decline in the cash surrender value of Company-owned insurance policies. These policies support our deferred compensation plans and this reduction is offset by a related reduction in compensation expense.

Revenue for the OIB Division of approximately $50.3 million and $175.3 million, respectively, for the three and nine months ended September 30, 2008, was substantially less (approximately 65% and

58%, respectively) than the comparable fiscal periods in 2007 on a pro-forma combined basis, due to significantly reduced investment banking activity. Investment banking revenues increased 11% in the three months ended September 30, 2008 and decreased 6% in the nine months ended September 30, 2008 compared with the Company’s pre-existing business during the same periods of 2007.  As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price.

Interest

Net interest revenue (interest revenue less interest expense) in both the three and nine months ended September 30, 2008 decreased by 57% and 58%, respectively, compared to the same periods of 2007. In the three and nine months ended September 30, 2008, interest revenue (which primarily relates to revenue from customer margin balances and securities lending activities) decreased by 41% and 39%, respectively, compared to the same periods in 2007 due to lower interest rates. At the same time, yields on broad classes of assets showed historic increases as investors sold what they could, instead of what they might choose to sell, as a source of funds to reduce incurred debt. Total interest expense in the three and nine months ended September 30, 2008 decreased by 27% and 22%, respectively, due to lower interest rates and reduced stock loan activity but was impacted by increased interest costs associated with: (i) the $100.0 million Subordinated Note discussed above ($1.7 million and $4.9 million, respectively, in the three and nine months ended September 30, 2008); (ii) the interest portion of future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008 ($1.9 million and $7.8 million, respectively, in the three and nine months ended September 30, 2008); and (iii) the interest portion of the earn-out ($696.6 thousand and $2.1 million, respectively, in the three and nine months ended September 30, 2008), as described in Note 11 to the condensed consolidated financial statements.

Expenses, other than interest

The Company’s expenses for the three and nine months ended September 30, 2008 increased 20% and 29%, respectively, compared to the same periods of 2007, primarily due to the effect of the Company’s recent acquisition. Compensation and related costs in the three and nine months ended September 30, 2008 increased 11% and 25%, respectively, compared to the comparable periods of 2007. Included in compensation and related expenses is $11.6 million and $39.3 million, respectively, for the three and nine months ended September 30, 2008 for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company (representing 82% and 41%, respectively, of the increase in compensation expense for the three and nine months ended September 30, 2008 compared to the same periods of 2007). Such payments will decline to $7.0 million in the fourth quarter 2008 and continue to significantly decline in subsequent periods. Due to the volatility in the market price of the Company’s Class A Shares, share-based compensation expense relating to the Company’s stock appreciation rights plan increased $2.4 million and decreased $10.2 million, respectively, for the three and nine months ended September 30, 2008 compared to the same periods in 2007.  Transition service charges of $5.1 million and $25.7 million, respectively, in the three and nine months ended September 30, 2008 to be paid to CIBC for interim support of the acquired businesses substantially terminated upon the transition to Oppenheimer’s platform in mid-August 2008 with estimated savings of $2.0 million per month. The transition of the UK business will also reduce expenses going forward. Clearing and exchange fees in the three and nine months ended September 30, 2008 increased 62% and 95%, respectively, compared to the same periods of 2007 due to higher transaction volume in 2008 because of the acquisition as well as a portion of transition service charges referred to above. The cost of communications and technology in the three and nine months ended September 30, 2008 increased by 59% and 45%, respectively, compared to the same periods of 2007, reflecting the impact of the OIB Division and the need to service additional employees and new business lines as well as the cost of development of systems to service the new business after transition. Occupancy and equipment costs for the three and nine months ended September 30, 2008 increased by 47% and 43%, respectively, compared to the same periods of 2007 due primarily to the acquisition of the OIB Division which resulted in adding new office locations and the redeployment of personnel amongst previously existing locations. Such increases in occupancy expense will decrease moderately as the Company completes its consolidation into the new facilities and relinquishes unneeded space. Other expenses in the three and nine months ended September 30, 2008 increased by 66% and 65%, respectively, compared to the same periods of 2007. The majority of transition service charges referred to above are included in other expenses and accounted for 49% and 70%, respectively, of the increase in other expenses in the three and nine months ended September 30, 2008. Legal fees are included in other expenses. In the three months ended September 30, 2007, the Company settled substantially all of its then outstanding regulatory matters for less than the amount in reserve, creating a credit in legal expenses for that quarter. As a result, legal fees accounted for 17% of the increase in other expenses in the three months ended September 30, 2008 compared to the same period of 2007. Bad debt expense did not change materially in 2008 compared to 2007 but may increase in future periods based on the current market environment.

The Company may face additional legal costs and settlement expenses in future quarters. The Company has used its best estimate to provide adequate reserves to cover potential litigation and regulatory expenses. It is anticipated that the costs of compliance with regulations, as well as Sarbanes-Oxley Act compliance, will continue to be significant.

Liquidity and Capital Resources

Total assets at September 30, 2008 increased 5% from December 31, 2007 levels. The Company satisfies its need for funds from its own cash resources, internally generated funds, collateralized borrowings, consisting primarily of bank loans, and uncommitted lines of credit. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward, but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. At September 30, 2008, $315.9 million of such borrowings were outstanding compared to outstanding borrowings of $29.0 million at

December 31, 2007. At September 30, 2008, the Company had available collateralized and uncollateralized letters of credit of $200.5 million.

In July 2006, the Company issued a Senior Secured Credit Note to a syndicate led by Morgan Stanley Senior Funding Inc., as agent, in the amount of $125.0 million. The Senior Secured Credit Note has a term of seven years with minimum principal repayments of 0.25% per quarter and required prepayments based on a portion of the Company’s excess cash flow, the net cash proceeds of asset sales, tax refunds over certain limits, awards over certain limits in connection with legal actions or ‘takings’, and debt issuances or other liability financings, and pays interest at a variable rate based on LIBOR (London Interbank Offering Rate). The Company utilizes interest rate swap agreements to manage interest rate risk of its variable-rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. On April 28, 2008, the Company paid down principal of $20.0 million of which $16.3 million was required to be paid pursuant to the excess cash flow computation and $3.7 million represented a voluntary payment reducing its outstanding indebtedness under the Senior Secured Credit Note to $63.0 million. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.0 (1.7 at December 31, 2008). At September 30, 2008, the Company was in compliance with the covenants. Based on financial results for the fiscal year to date and the current environment for the Company’s business, the Company cannot presently predict whether it will continue to be in compliance with the leverage ratio covenant for the fourth quarter of 2008. The Company is reviewing steps it can take to avoid a breach of the covenant including reducing controllable expenses and making voluntary payments to reduce the outstanding balance of the indebtedness. In addition, the Company has begun discussions with representatives of the lender group in order to pursue obtaining a waiver of the covenant. The Company is also undertaking a review of its business to determine the effect of a partial pay down of the loan as well as seeking other sources of financing to replace the loan. Under the terms of the Senior Secured Credit Note, a breach of the covenant could result in an increase of the interest on the outstanding loan balance of 2.00% or a partial or full accelerated repayment of the note.  Management believes that it is likely that it will receive a waiver of the covenant resulting in an increase in interest costs on the outstanding loan balance. The interest rate on the Senior Secured Credit Note for the three months ended September 30, 2008 was 5. 81%.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are secured by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR which is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the businesses acquired from CIBC, described in Note 11.  In accordance with the Subordinated Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio driven from EBITDA and minimum net capital requirements with respect to Oppenheimer. In the Company’s view, the most restrictive of the covenants requires that the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.4 (2.0 at December 31, 2008). At September 30, 2008, the Company was in compliance with the covenants. Based on financial results for the fiscal year to date and the current environment for the Company’s business, the Company cannot presently predict whether it will continue to be in compliance with the leverage ratio covenant for the fourth quarter of 2008. The Company is reviewing steps it can take to avoid a breach of the covenant including reducing controllable expenses and making voluntary payments to reduce the outstanding indebtedness of the Senior Secured Credit Note. Under the terms of the Subordinated Note, a breach of the covenant could result in an increase of the interest on the outstanding loan balance of 2.00% or a partial or full accelerated repayment of the note.  The Company has completed discussions with CIBC and CIBC has agreed in principle that it will grant a waiver of the covenant should a waiver be required resulting in an increase in interest costs on the outstanding loan balance. The interest rate on the Subordinated Note for the three months ended September 30, 2008 was 6.55%.

In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp, a U.S. subsidiary formed to finance loans of middle market companies that will be syndicated and distributed by the Loan Syndication and Loan Trading Groups being acquired. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval of Oppenheimer and CIBC. There were no loan positions held in the secondary loan trading portfolio during the nine months ended September30, 2008.

Funding Risk

Dollar amounts are expressed in thousands.

	Nine months ended September 30,
	2008	2007
Cash (used in) provided by operations	$(258,965)	$79,307
Cash used in investing activities	(62,014)	(8,906)
Cash provided by (used in) financing activities	354,732	(60,605)
Net increase in cash and cash equivalents	$33,753	$9,796

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

Other Matters

On August 18, 2008, the Company announced its intention to purchase up to 700,000 Class A Shares using the facilities of the NYSE commencing on August 19, 2008 and terminating on August 18, 2009. All Class A Shares purchased pursuant to the Issuer Bid are cancelled. During the third quarter of 2008, the Company purchased 167,500 Class A Shares pursuant to the Issuer Bid at an average price of $24.90 per share.

During the third quarter of 2008, the Company issued 75 Class A Shares for a total consideration of $1.7 thousand related to employee share-based compensation arrangements.

On August 29, 2008, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

On October 31, 2008, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on November 28, 2008 to shareholders of record on November 14, 2008. These dividends are “eligible dividends” for U.S. and Canadian income tax purposes.

At September 30, 2008, shareholders’ equity was $433.0 million and book value per share was $32.87 compared to shareholders’ equity of $415.9 million and book value per share of $31.33 at September 30, 2007, based on total outstanding shares of 13,172,669 and 13,274,380, respectively.

The diluted weighted average number of Class A non-voting and Class B shares outstanding for the three months ended September 30, 2008 was 13,476,365 compared to 13,698,959 outstanding for the three months ended September 30, 2007.

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

The following table sets forth these contractual and contingent commitments as at September 30, 2008.

Contractual Obligations   (In millions of dollars)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Minimum rentals	$177	$10	$73	$57	$37
Senior secured credit note	63	12	16	30	5
Committed capital	3	3	-	-	-
Deferred compensation	69	28	41	-	-
Subordinated note	100	-	-	-	100
Earn-out	25	-	-	25	-
Total	$437	$53	$130	$112	$142

New Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Factors Affecting “Forward-Looking Statements”

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to anticipated financial performance, future revenues or earnings, the results of litigation, business prospects and anticipated market performance of the Company. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and manner of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal or economic developments affecting the litigation  experience of the securities industry or the Company, (x) changes in federal and state tax laws which could affect the popularity of products and services sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis on business operations, (xvi) the effect of bailout and related legislation, (xvii) the consolidation of the banking and financial services industry, and (xviii) the effects of the economy on the Company’s ability to find and maintain financing options.. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2008, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

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

Changes in Internal Control over Financial Reporting

On January 14, 2008, the Company acquired the New Capital Markets Business from CIBC. Excluding this acquisition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of the New Capital Markets Business may occur and will be evaluated by management as such integration activities are implemented.

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

For information on legal matters during the period ended September 30, 2008, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Regulatory Environment, Other Regulatory Matters”.

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

ITEM 1A. Risk Factors

During the three months ended September 30, 2008, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”, and as follows:

Current levels of market volatility are unprecedented.

The credit markets have experienced a significant decline, volatility and lack of liquidity over the last 12 months. Recently, the volatility and disruption has reached unprecedented levels. The decline in valuation across global markets has resulted, and may continue to result, in decreases in the Company’s assets under management and related revenues. These same declines may adversely affect the ability of the Company’s counterparties to honor their financial commitments to the Company. In addition, lack of liquidity in the leveraged loan markets has resulted, and may continue to result, in a significant decline in merger and acquisition activity and securities issuance which directly impacts the Company’s investment banking revenue. Commissions related to secondary market activity have remained at relatively strong levels due to the volatility as investors have reacted to market moving news as well as the pressure to reduce leverage due to market declines. If the current lack of liquidity in the markets and the resultant decline in prices continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its business, financial condition and results of operations. .

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company repurchased 167,500 Class A Shares through the facilities of the New York Stock Exchange at an average price of $24.90 per share as follows:

Period 2008	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31	-	-	-	341,024
Aug. 1 – Aug. 31	51,300	$26.38	360,276	648,700
Sept. 1 – Sept. 20	116,200	$24.25	476,476	532,500

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 7th day of November, 2008.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)