Form 10-Q/A
period 2008-06-30
OPPENHEIMER HOLDINGS INC
filed 2008-12-10
CIK 791963

____________________________________________________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [ X ]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on July 31, 2008 was 13,240,414 and 99,680 shares, respectively.

EXPLANATORY NOTE

The Company is amending its filing on Form 10-Q for the quarterly period ended June 30, 2008. to correct Exhibit 32. In the original filing, Exhibit 32 incorrectly referred to the quarterly period ended March 31, 2008 instead of the applicable quarterly period ended June 30, 2008.

PART II

OTHER INFORMATION

ITEM 6. Exhibits

Exhibits

32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 9th day of December, 2008.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

                         (Principal Financial and Accounting Officer)