Form 10-K
period 2008-12-31
OPPENHEIMER HOLDINGS INC
filed 2009-03-03
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in  Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting shares held by non-affiliates of the Company at June 30, 2008 was $376,991,000 based on the closing price of the Class A non-voting shares on the New York Stock Exchange as at June 30, 2008 of $28.26.

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on March 1, 2009 was 13,009,789 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

,

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.”  We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1.  BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer.  With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, and investment advisory and asset management services.  The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc., (“Oppenheimer”) a New York-based securities broker-dealer, Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments Inc.  (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Evanston Financial Inc. (“Evanston”), a Federal Housing Administration (“FHA”) approved mortgage company based in Pennsylvania.

Oppenheimer Holdings Inc. was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Incorporation effective May 11, 2005, the Company’s legal existence was continued under the Canada Business Corporations Act.

On January 14, 2008, the Company acquired CIBC World Markets’ U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as CIBC Israel Ltd. On September 5, 2008 and November 4, 2008, the Company closed the acquisition of the operations related to the CIBC Capital Markets Business in the United Kingdom and Asia (collectively, with such CIBC Capital Markets Business, the “New Capital Markets Business”). As a result of these acquisitions, the Company created two foreign subsidiaries: Oppenheimer EU Ltd. in London, England for the European portion of the business and Oppenheimer Investments Asia Ltd. in Hong Kong, China for the Asian portion of the business. At the time of acquisition, the New Capital Markets Business employed over 600 people and, based on Canadian Imperial Bank of Canada’s (“CIBC”) published results for the year ended October 31, 2007, produced over $400 million in revenue. These acquisitions significantly increased the Company’s capital markets presence.

The purchase price for New Capital Markets Business is comprised of (1) an earn-out based on the annual performance of the combined existing Oppenheimer capital markets business and the acquired businesses (the “Capital Market Division” or the “OIB Division”) for the calendar years 2008 through 2012 (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”) and further on the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A non-voting shares (the “Class A Shares”) (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 Class A Shares of the Company at $48.62 per share exercisable five years from the January 2008 closing, (3) cash consideration at closing equal to the fair market value of certain inventories in the amount of $48.2 million, and (4) a payment at closing in the amount of $2.5 million for office facilities. The acquisition has been accounted for using the purchase method. For more information on the acquisition, see note 18 to the Company’s consolidated financial statements for the year ended December 31, 2008 included in Item 8.

Set forth below are the principal lines of business of the Company. The Company’s revenues by business segment appear in note 16 of the consolidated financial statements appearing under Item 8.

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,333 financial advisors in 86 offices located throughout the United States, and in two offices in Latin America through local broker-dealers. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction based pricing and/or with investment advisory accounts with asset-based fee pricing.  As of December 31, 2008, the Company held client assets of approximately $48.1 billion. Oppenheimer provides the following private client services:

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

Securities Lending – In connection with both its trading and brokerage activities, Oppenheimer borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date and lends securities to other brokers and dealers for similar purposes.  Oppenheimer earns interest on its cash collateral provided and pays interest on the cash collateral received less a rebate earned for lending securities. In addition, to a limited extent, Oppenheimer acts as a “broker-finder” whereby it stands between two broker-dealers, borrowing securities from one and lending to the other for an interest rate spread (or profit).

Discount Brokerage – Through Freedom, Oppenheimer offers online equity investing and discount brokerage services to individual investors.

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels.  Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds.  Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts.  At December 31, 2008, the Company had approximately $12.5 billion of client assets under management. The Company’s asset management services include:

Separate Managed Accounts – The Company provides clients with two wrap fee-based programs: (i) Investment Advisory Services through which clients may select among those managers approved by the Company and (ii) Strategic Asset Review through which clients may select among those managers approved by the Company and those outside of the Company’s approved list of managers.

Other Managed Accounts – The Company offers a long-term strategic asset allocation program, Portfolio Advisory Services, in which clients select among mutual funds approved by the Company.

Investment Advisory Services – Oppenheimer Investment Advisors offers internal portfolio managers servicing high-net-worth individuals, retirement plans, endowments, foundations and trusts using equity and fixed income strategies.

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha programs, Oppenheimer offers discretionary investment management wrap programs with a client-focused approach to money management servicing high-net-worth individuals and families, endowments and foundations and institutions.

Fee-Based Non-Discretionary Accounts – Under Oppenheimer’s Preference Program, Oppenheimer provides non-discretionary investment advisory services to high net worth individuals and families who pay an advisory fee on a quarterly basis with no commissions or additional charges for transactions. The program includes features such as initial portfolio consultation, quarterly performance reporting and periodic consultation.

Institutional Investment Management – Oppenheimer Investment Management (OIM) provides fixed income management and solutions to institutional investors including: Taft-Hartley funds, public pension funds, corporate pension funds, and foundations and endowments.

Alternative Investments – The Company offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager, fund of funds and private equity vehicles. The Company, through its subsidiaries, acts as general partner in these investments and typically earns 1% to 2% per year in management fees and 20% performance (or incentive) fees. The fees which the Company receives are shared in a pre-determined manner with the portfolio manager.

CAPITAL MARKETS

Investment Banking

Oppenheimer employs over 125 investment banking professionals throughout the United States, in the United Kingdom and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy and transportation, financial institutions, healthcare, industrial growth and services, media and entertainment and technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with Financial Sponsors and maintains a dedicated Financial Sponsor group. The addition of the New Capital Markets Business increased the depth and scope of the Company’s investment banking expertise.

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

Equities Underwriting – Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer and business services, energy and transportation, financial institutions, healthcare, industrial growth and services, media and entertainment, and technology and telecom.

Debt Underwriting – Oppenheimer offers a full range of debt financing for growing and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. Oppenheimer specializes in high yield debt and fixed and floating-rate senior and subordinated debt offerings.

EQUITIES CAPITAL MARKETS

Institutional Equity Sales and Trading – Oppenheimer provides listed block trades, NASDAQ market making, bulletin board trading, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading. In addition, Oppenheimer offers a suite of quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets.  Oppenheimer’s clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires focused marketing and trading expertise. Oppenheimer believes that its institutional customers are attracted by the quality of its execution (measured by volume, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors.

Equity Research – Oppenheimer has built and expanded its research platform through its January 2008 acquisition of the New Capital Markets Business and now employs over 43 senior analysts covering over 720 companies worldwide, and over 40 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes, earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. In addition to providing fundamental analysis, the Company also provides technical analysis.

.

Equity Options & Derivatives – Oppenheimer offers extensive equity and index options for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer’s experienced professionals have expertise in listed and over-the-counter transactions and products. In addition, the Company focuses on serving the diverse needs of its institutional, corporate and private client base across multiple product lines, offering listed and OTC options.

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

DEBT CAPITAL MARKETS

Fixed Income- High Yield & Securitized – Oppenheimer trades non-investment grade public and private debt securities, as well as distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities.  Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Fixed Income Research – Oppenheimer has expanded its research platform with its January 2008 acquisition of the New Capital Markets Business and currently has seven fixed income research professionals covering over 150 companies and 20 dedicated fixed income sales professionals. Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term.

Public Finance – Oppenheimer’s public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers.  The group has been built by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities.  Public Finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers, and project financing.

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisors within their regions as well as mid-tier institutional accounts.  These desks serve Oppenheimer’s financial advisors in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value.

Equities- Oppenheimer acts as both principal and agent in the execution of its customers' orders. Oppenheimer buys, sells and maintains an inventory of a security in order to "make a market" in that security In executing customer orders for securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction. However, when an order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market may also include those of issuers which are followed by Oppenheimer's research department.

Fixed Income - Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade and distressed corporate securities as well as municipal securities.  There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates.

Proprietary Trading and Investment Activities - Oppenheimer holds positions in its trading accounts in securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares, unit investment trusts and short term debt instruments.  These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread or to profit from investment. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM holds proprietary positions in equity or fixed income securities in which it may not act as a dealer.

The size of its securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See “NET CAPITAL REQUIREMENTS”, below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships), which are offered to Oppenheimer hedge fund-qualified clients as well as qualified clients of other broker-dealers.

OPY CREDIT CORP.

Through OPY Credit Corp., the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company.  Through OPY Credit Corp., the Company also trades corporate loans in the secondary market.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to the clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients.  At December 31, 2008, Oppenheimer Trust held assets of approximately $900 million. Oppenheimer Trust presently has an application pending with the State of New Jersey Banking Department to become a commercial bank and with the Federal Deposit Insurance Corp (“FDIC”) to access deposit insurance.

EVANSTON FINANCIAL INC.

Evanston is an FHA-approved mortgage originator and servicing company offering a variety of mortgage services to developers of commercial properties including apartments satisfying FHA criteria, elderly housing and nursing homes. Evanston also maintains a mortgage servicing portfolio in which it collects mortgage payments from mortgagees and passes these payments on to mortgage holders, charging a fee for its services.

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

Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks. Oppenheimer has recently introduced a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies.  Oppenheimer is also a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis.

EMPLOYEES

At December 31, 2008, the Company employed 3.399 employees (3,332 full time and 67 part time), of whom approximately 2,390 were registered personnel, including approximately 1,333 financial advisers.

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

During the financial crisis of 2008 and currently, several key market events drastically altered the landscape for financial institutions.  Voluntary and involuntary consolidations among, and government assistance provided to, U.S. financial institutions has led to a greater concentration of capital.  This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, as well as deriving an aura of stability in the mind of the public, may put the Company at a significant competitive disadvantage.

The Company believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company’s ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing, and attract potential, clients. Many of Oppenheimer's competitors engage in these programs more extensively than does Oppenheimer.

BUSINESS CONTINUITY PLAN

The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counter-parties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences, which by their very nature are unpredictable, and can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances it is the Company’s intention to remain in business and to provide ongoing investment services, as if no disruption had occurred.

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these facilities, the Company maintains back-up facilities (information technology, operations and data processing) in a “hard” site with extensive power and communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States, which could in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

REGULATION

Self-Regulatory Organization Membership - Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”), the New York Futures Exchange, Inc., and the National Futures Association.  In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer is registered in Ontario, Canada as an International Dealer. Oppenheimer EU Ltd. is regulated by the Financial Services Authority in the United Kingdom.  Oppenheimer Israel (OPCO) Ltd. is regulated by the Israeli Securities Authority. Oppenheimer is also a member of the Securities Industry and Financial Markets Association, a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation - The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA (resulting from the merger in 2007 of the Oversight and Enforcement Divisions of the NYSE and the National Association of Securities Dealers, Inc. (“NASD”)) and the National Futures Association. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.

Broker-dealer Regulation - The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.

Regulation NMS and Regulation SHO, passed in recent years by the SEC, have substantially affected the trading of equity securities and may impact the Company’s business. These regulations are intended to increase transparency in the markets and have acted to further reduce spreads and with competition from electronic marketplaces to reduce commission rates paid by institutional investors.

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

Recent events connected to the worldwide credit crisis has made it highly likely the self-regulatory framework for financial institutions will be changed in the United States and around the world. The changes are likely to significantly reduce leverage available to financial institutions and increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, but when enacted such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. Any such action could have a material adverse affect on our business, financial condition and operations.

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

Trust Company Regulation – Oppenheimer Trust is a limited purpose trust company organized under the laws of New Jersey and is regulated by the New Jersey Department of Banking and Insurance.

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, in recent years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting”.

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

Oppenheimer elects to compute net capital under an alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.)  Under this alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $1.5 million, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business. See note 14 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8.

OTHER REQUIREMENTS

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent.  On April 28, 2008, the Company paid down principal of $20.0 million, of which $16.3 million was due pursuant to the excess cash flow computation as of December 31, 2007 and the balance of $3.7 million was a voluntary repayment of principal. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 5.45 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.05; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In addition, the Company made a voluntary pre-payment of principal in the amount of $15 million plus interest. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2008 was 6.48%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008 on the Senior Secured Credit Note, was $4.6 million ($8.0 million in 2007 and $4.3 million in 2006).  Of the $47.7 million principal amount outstanding at December 31, 2008, $5.6 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Businesses.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 6.45 and (ii) the Company maintain a minimum fixed charge ratio of 1.70; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2008 was 6.96%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008, on the Subordinated Note was $6.9 million.

The Company participates in loan syndications through the Debt Capital Markets business acquired from CIBC.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC whereby CIBC extends financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the market value of the loans trading in the secondary market.  To the extent that the market value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion of which the Company utilized $80.3 million and had Excess Retention of $5.3 million as of December 31, 2008.  The Company recorded an unrealized loss of $2.5 million on mark-to-market exposures related to Excess Retention as of December 31, 2008.

Oppenheimer is a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyd’s of London of an additional $99.5 million (and $1 million for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400.0 million.  The Company has entered into an indemnity agreement with Lloyd’s of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

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

Item 1A. RISK FACTORS

The Company’s business and operations are subject to numerous risks. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s financial condition and results of operations may be materially and adversely affected.

Developments in market and economic conditions have adversely affected, and may in the future adversely affect, the Company’s business and profitability.

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•

The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of the transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as occurred in the second half of 2008 and early 2009, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. The market disruption which occurred in 2008 and early 2009 resulted in a reduction in the amount of investment banking business completed and a corresponding decline in the size of underwriting, placement and advisory fees the Company received. If the current market disruption continues or recurs at some point in the future, it may have a significant adverse impact on the Company’s profitability.

•

A downturn in the financial markets such as occurred during 2008 and early 2009, may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

•

Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity.  Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•

Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations.

•

Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenues. The reduction of interest rates to all-time record lows can and has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC covered deposits. A continuation of these conditions would significantly harm the Company’s business model.

•

The Company expects to continue to commit its own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of its positions, resulting in reduced revenues.

The cyclical nature of the economy and the financial services industry leads to volatility in the Company’s operating margins, due to the fixed nature of a portion of compensation expenses and many non-compensation expenses, as well as the possibility that the Company will be unable to scale back other costs at an appropriate time to match any decreases in revenue relating to changes in market and economic conditions. As a result, the Company’s financial performance may vary significantly from quarter to quarter and year to year.

The Company may be adversely affected by the failure of the Auction Rate Securities Market.

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies.  These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers.  The failure of the ARS market has prevented clients from liquidating holdings in these positions or posting these securities as collateral for loans. The Company operates in an agency capacity in this market and from time to time may hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, in excess of 50% of the overall ARS issued into the ARS market remain outstanding. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

Regulators have concluded, in many cases, that securities firms, primarily those that underwrote and supported the auctions for ARS, should be compelled to redeem them from customers. Underwriters and dealers in such securities have settled with various regulators and have commenced purchasing ARS from their clients. The Company is presently in discussions with several state regulatory agencies and FINRA with respect to such actions. The Company and several of its executives and employees are also the subject of enforcement action by the Massachusetts Securities Division in which the Division seeks to compel the Company to redeem the ARS held by the Company’s clients that are residents of that state and certain other relief. Moreover, the Company is also named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits, including two class action lawsuits, related to its sale of ARS. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”  If the disruptions in the ARS market do not cease, the Company may be further subject to claims by its clients or may be at a competitive disadvantage to those of its competitors that have already settled similar claims with their clients. The Company’s customers held approximately $929.6 million of ARS at January 31, 2009, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIB’s”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. If the Company were to purchase all of the ARS held by former or current clients who purchased such securities prior to the market’s failure in February 2008, these purchases would likely have a material adverse effect on the Company’s financial condition including its cash position. Therefore, before purchasing any of these securities, the Company would need to assess whether it had sufficient regulatory capital or borrowing capacity to do so. The Company does not currently believe that it is obligated to make any such purchases.

The Company has worked with financing sources to try to find a means for its clients to find liquidity from their ARS holdings and will continue to do so.  The Company has taken or is considering taking various actions to facilitate the purchase of client-held ARS.  However, there is no assurance that these efforts, if undertaken, will be successful.  The Company is considering applying to become a bank holding company. If it were to become a bank holding company, the Company’s business and financial condition could be adversely affected by new regulations applicable to bank holding companies. In addition, if the Company becomes a bank holding company, the Company will become subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Board, including risk-based and leverage capital requirements and information reporting requirements, as a state or nationally-chartered commercial bank.

The Company has been reviewing its charter with a view to moving the situs of the Company to the United States in order to, among other things, potentially avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies that might under certain circumstances provide the liquidity necessary to permit the Company to redeem ARS from its clients. Some of these programs, if made available to the Company, could require the Company to issue preferred shares to the Government or warrants to purchase Class A Shares, either of which actions would be dilutive to the current shareholders of the Company.

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be effective. Severe market events have historically been difficult to predict, and significant losses could be realized in the wake of such events.

The Company has experienced significant pricing pressure in areas of its business, which may impair its revenues and profitability.

In recent years the Company has experienced significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which have created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company’s participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company’s clients place on high-quality research. Moreover, the Company’s inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additional pressure on sales and trading revenue may impair the profitability of the Company’s business.

The volume of anticipated investment banking transactions may differ from actual volume.

The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. In 2008, there was a substantial reduction in the number and aggregate dollar volume of global mergers and acquisitions transactions and securities offerings.  If this trend were to continue, the aggregate investment banking revenue of the Company would likely be lower than levels achieved in 2008.

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

The Company’s success is dependent in large part upon the services of its senior executives and employees.  Any loss of service of the CEO may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. If the Company’s senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.

Underwriting and market-making activities may place capital at risk.

The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell securities it purchased as an underwriter at the anticipated price levels. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company’s results of operations, financial condition and reputation. As a market maker, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if its holdings were more diversified.

Increases in capital commitments in our proprietary trading, investing and similar activities increase the potential for significant losses.

The trend in capital markets is toward larger and more frequent commitments of capital by financial services firms in many of their activities. The acquisition of the New Capital Markets Business has resulted in an increased commitment of the Company’s own capital to engage in proprietary trading, principal investing and similar activities. The Company’s results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject the Company to market fluctuations and volatility that may adversely affect the value of its positions, which could result in significant losses and reduce its revenues and profits. In addition, increased commitment of capital will expose the Company to the risk that a counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect the Company’s results of operations. These activities may lead to a greater concentration of risk, which may cause the Company to suffer losses even when business conditions are generally favorable for others in the industry.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired the New Capital Markets Business. For information on the acquisition, see note 18 to the Company’s consolidated financial statements for the year ended December 31, 2008 included in Item 8. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve its competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, officers, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition.

If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially, adversely affected.

At December 31, 2008, the Company had an aggregate indebtedness of approximately $1.1 billion. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its operations and financial condition. The Company had senior and subordinated debt outstanding at December 31, 2008. If the Company is unable to meet its covenants under these obligations, the debt could be accelerated.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including FINRA and the MSRB. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The regulatory environment is subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. In response to current market conditions, the regulatory environment to which the Company is subjected may intensify if additional rules are adopted by the Company’s regulators.

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

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is the Company’s primary regulatory agency. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations.

If the Company is found to have violated any applicable regulations, formal administrative or judicial proceedings may be initiated against it that may result in:

•

censure;

•

fine;

•

civil penalties, including treble damages in the case of insider trading violations;

•

the issuance of cease-and-desist orders;

•

the deregistration or suspension of our broker-dealer activities;

•

the suspension or disqualification of our officers or employees; or

•

other adverse consequences.

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption

“Regulation” and Item 7 under the caption “Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Regulation”.

The Company is considering applying to become a bank holding company. If it were to become a bank holding company, the Company’s business and financial condition could be adversely affected by new regulations applicable to bank holding companies. In addition, if the Company becomes a bank holding company, the Company will become subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Board, including risk-based and leverage capital requirements and information reporting requirements, as a state or nationally-chartered commercial bank.

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA.

Oppenheimer and Freedom are subject to the SEC’s Net Capital Rule which requires the maintenance of minimum net capital. For a more detailed description of the regulatory scheme under which the Company operates see Item 1 under the caption “Net Capital Requirements”. Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA.

If the Company violates the securities laws, or is involved in litigation in connection with a violation, the Company’s reputation and results of operations may be adversely affected.

Many aspects of the Company’s business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company’s underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In.turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected.

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually.  To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 15 to the consolidated financial statements appearing under Item 8.

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

The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot give assurances that its policies and procedures will effectively and accurately record and verify this information. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

Credit risk may expose the Company to losses caused by the inability of borrowers or other third parties to satisfy their obligations.

The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations. These parties include:

•

trading counterparties;

•

customers;

•

clearing agents;

•

exchanges;

•

clearing houses; and

•

other financial intermediaries as well as issuers whose securities we hold.

These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This default risk may arise, for example, from:

•

holding securities of third parties;

•

executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and

•

extending credit to clients through bridge or margin loans or other arrangements.

The exposure to credit risk is heightened in the current economic environment in which default rates across many asset classes are expected to increase.  Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company’s revenue and its ability to borrow in the credit markets.

Defaults by another large financial institution could adversely affect financial markets generally.

In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup, Bank of America, and American International Group, Inc. needed to accept substantial funding from the Federal government. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.

The failure of guarantors could adversely affect the pricing of securities and their trading markets.

Monoline insurance companies, commercial banks and other insurers regularly issue credit enhancements to issuers in order to permit them to receive higher credit ratings than would otherwise be available to them. As a result, the failure of any of these guarantors could and would suddenly and immediately result in the depreciation in the price of the securities that have been guaranteed or enhanced by such entity. This failure could adversely affect the markets in general and the liquidity of the securities that are so affected. This disruption could create losses for holders of affected securities including the Company. In addition, rating agency downgrades of the debt or deposit or claims paying ability of these guarantors could result in reduction in the prices of securities held by the Company which are guaranteed by such guarantors.

The precautions the Company takes to prevent and detect employee misconduct may not be effective and it could be exposed to unknown and unmanaged risks or losses.

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•

employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company;

•

employee theft and improper use of Company or client property;

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The business operations that are conducted outside of the United States subject the Company to unique risks.

To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. As a result of the acquisition of the New Capital Markets Business, the Company has operations in Israel, the United Kingdom, and Hong Kong, China. If the Company is unable to manage these risks effectively, its reputation and results of operations could be harmed.

Risks associated with the Company’s stock.

The Company’s stock price can be volatile.

Stock price volatility may make it difficult for an investor to resell the Company’s Class A Shares at the times and at the prices desired. The price of the Class A Shares can fluctuate significantly in response to a variety of factors including, among other things:

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

•

a downturn in the overall economy or the equity markets in particular;

•

failure to effectively integrate acquisitions or realize anticipated benefits from acquisitions; and

•

the occurrence of any of the other events described in these Risk Factors.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s Class A Shares is less than that of larger financial services companies.

Although the Company’s Class A Shares are listed for trading on the NYSE, the trading volume in its Class A Shares is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Shares, significant sales of the Company’s Class A Shares, or the expectation of these sales, could cause the Company’s stock price to fall and increases the volatility of the Class A Shares generally.

The holders of Class A Shares do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.

The Company issues two classes of shares, Class A Shares and Class B voting shares (“Class B Shares”). At December 31, 2008, there were 99,680 Class B Shares outstanding compared to 12,899,465 Class A Shares. The voting power associated with the Class B Shares allows holders of Class B Shares to effectively exercise control over all matters requiring shareholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. This voting power may have the effect of delaying or preventing a change in control of the Company. The controlling shareholder(s) may have potential conflicts of interest with other shareholders, as discussed in Item 4, “Submission of Matters to a Vote of Security Holders”.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2008, the Company had 12,899,465 Class A Shares outstanding, outstanding employee stock options to purchase a total of 950,732 Class A Shares, as well as outstanding unvested stock awards granted for an additional 508,447 Class A Shares. The Company is further authorized to issue up to 934,997 Class A Shares under share-based compensation plans, for which shareholder approval has already been obtained.  As part of the consideration for the New Capital Markets Business, the Company issued to CIBC warrants to purchase 1,000,000 Class A Shares on January 14, 2013 at an exercise price of $48.62 per share. The Company may also issue Class A Shares in an indeterminate amount as payment for CIBC’s earn-out in the New Capital Markets Business for the five year period ending in 2013. As the Company issues additional shares, shareholders’ holdings will be diluted, perhaps significantly.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company maintains offices at 20 Eglinton Avenue West, Toronto, Ontario, Canada for general administrative activities. Most day-to-day management functions are conducted at the executive offices of Oppenheimer at 125 Broad Street, New York, New York. Through its new office at 300 Madison Ave., New York, New York (obtained in connection with the acquisition of the New Capital Markets Business), the Company acquired space that serves as the base for most of Oppenheimer's research, trading and investment banking activities, although other offices also have employees who work in these areas. Asset Management services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, and 300 Madison serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer's New York office using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. Freedom conducts its business from its offices located in Edison, N.J. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.

The Company and its subsidiaries own no real property, but at December 31, 2008, occupied office space totaling approximately 941,600 square feet in 86 locations under standard commercial terms expiring between 2009 and 2019. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as defendant or co-defendant in various lawsuits creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, seeking in total substantial damages.

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. In addition, an adverse result in any of the matters set forth below, each of which are at a preliminary stage, may have a material adverse effect on the Company’s financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market”,  “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

Auction Rate Securities Matters

For a number of years, the Company has offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in auction rate securities has ‘failed’ because, in the current tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.

Oppenheimer has been responding to inquiries from the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of ARS.  On November 18, 2008, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Oppenheimer and certain of its executives and employees alleging various causes of action with respect to the sale by Oppenheimer of ARS to its clients.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace -- as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who have recently entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings.  Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to repurchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale.  U.S. Airways is also seeking an award of punitive damages from Oppenheimer as well as interest on such award.  U.S. Airways bases its claim on numerous causes of action including, but not limited to, gross negligence, fraudulent misrepresentation, suitability, breach of contract and breach of fiduciary duty.  Oppenheimer intends to vigorously defend against any such claims.  U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers (including the prior employer of the financial advisor), not just Oppenheimer.  It is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al.  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The Statement of Claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has not filed its responsive pleadings, but intends to assert that it did not make any misrepresentations or omissions in its dealings with Hansen.  Further, as of this date, approximately $16 million of the $60 million Hansen held in ARS have been redeemed by their issuers.

See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and note 13 to the consolidated financial statements appearing in Item 8.

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

No matters were submitted to the Company's shareholders during the fourth quarter of the Company's 2008 fiscal year.

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

The following tables set forth the high and low sales prices of the Class A Shares on the TSX and on the NYSE for the 2007 and 2008 fiscal years. Prices provided are in Canadian dollars or U.S. dollars as indicated and are based on data provided by the TSX and the NYSE.

Class A Shares:		NYSE		TSX
		HIGH	LOW	HIGH	LOW
		(U.S. Dollars)		(Cdn. dollars)

2008	1st Quarter	$48.19	$34.50	-	-
	2nd Quarter	$46.99	$27.27	-	-
	3rd Quarter	$31.51	$20.51	-	-
	4th Quarter	$25.62	$7.70	-	-

2007	1st Quarter	$37.66	$31.80	$44.25	$37.00
	2nd Quarter	$51.50	$32.53	$54.92	$38.05
	3rd Quarter	$57.50	$36.75	$61.00	$41.19
	4th Quarter (1)	$48.18	$37.05	-	-

(1) On August 31, 2007, the Company voluntarily de-listed from the TSX.

As at December 31, 2008, there were 1,459,179 Class A Shares underlying outstanding options and restricted share awards. Class A Shares underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

In addition, as part of the consideration for the New Capital Markets Business acquired on January 14, 2008, the Company issued to CIBC warrants to purchase 1,000,000 Class A Shares at an exercise price of $48.62 per share on January 14, 2013. The Company may also issue Class A Shares in an uncertain amount as payment for CIBC’s earn-out in the New Capital Markets Business for the five year period ending in 2013.

(b) The following table sets forth information about the shareholders of the Company as at December 31, 2008 as set forth in the records of the Company's transfer agent and registrar:

Class A Shares:

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada	2,047,769	16%	149
United States	10,851,082	84%	177
Other	614	-	6

Total issued and outstanding	12,899,465	100%	332

(1)

 The majority of Class A Shares are held by depositories and intermediaries.

Class B Shares

Shareholders of record having addresses in:	Number of shares	Percentage	Number of shareholders of record (1)
Canada (1)	97,915	98%	110
United States	1,745	2%	62
Other	20	-	3

Total issued and outstanding	99,680	100%	175

(1) The Company has been informed that 50,975 Class B Shares held by Phase II Financial Limited, an Ontario corporation, are beneficially owned by A.G. Lowenthal, Chairman, CEO and a Director of the Company, a U.S. citizen and resident. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Shares for the fiscal years ended December 31, 2007 and 2008 and the first quarter of 2009.

Type	Declaration date	Record date	Payment date	Amount per share

Quarterly	January 25, 2007	February 9, 2007	February 23, 2007	$0.10
Quarterly	April 27, 2007	May 4, 2006	May 18, 2006	$0.10
Quarterly	July 27, 2007	August 10, 2007	August 24, 2007	$0.11
Quarterly	October 25, 2007	November 9, 2007	November 23, 2007	$0.11
Quarterly	January 29, 2008	February 15, 2008	February 29 2008	$0.11
Quarterly	April 30, 2008	May 16, 2008	May 30, 2008	$0.11
Quarterly	July 30, 2008	August 15, 2008	August 29, 2008	$0.11
Quarterly	October 31, 2008	November 14, 2008	November 28, 2008	$0.11
Quarterly	January 29, 2009	February 14, 2009	February 28, 2009	$0.11

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

(e) Share Performance Graph

The following graph shows changes over the past five year period of U.S. $100 Iinvested in (1) the Company’s Class A Shares, (2) the Standard & Poor’s 500 Index  (S&P 500), and (3) the Standard & Poor’s 500 Diversified Financial Index (S&P 500 / Diversified Financials)

SHARE PERFORMANCE GRAPH APPEARS HERE BASED ON THE FOLLOWING DATA TABLE

	2003	2004	2005	2006	2007	2008
Oppenheimer	100	76	60	100	126	39
S&P 500	100	109	112	128	132	81
S&P 500 / Diversified Financials	100	106	114	137	109	43

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

Normal Course Issuer Bid

On August 18, 2008, the Company announced that during the year period commencing August 19, 2008 it intends to purchase up to 700,000 of its Class A Shares by way of a Normal Course Issuer Bid through the facilities of the NYSE, representing approximately 5% of the outstanding Class A Shares.

During the three months ended December 31, 2008, the Company purchased 173,524 Class A Shares at an average price of $20.63 per share as follows:

Period 2008	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 –31	173,524	$20.63	650,000	50,000
Nov. 1 – 30	-	-	650,000	50,000
Dec. 1 – 31	-	-	650,000	50,000

The Company’s Senior Secured Credit Note requires a pay down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for the five years ended December 31, 2008. In January 2008, the Company purchased the New Capital Markets Businesses (see note 18 to the consolidated financial statements in Item 8). See also Item 1, “Business” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2008	2007	2006	2005	2004
Revenue	$920,070	$914,397	$800,823	$679,746	$655,140
Net profit (loss)	$(20,770)	$75,367	$44,577	$22,916	$21,077
Net profit (loss) per share (1)
- basic	$(1.57)	$5.70	$3.50	$1.76	$1.58
- diluted	$(1.57)	$5.57	$2.76	$1.36	$1.24
Total assets	$1,529,584	$2,138,241	$2,160,090	$2,184,467	$1,806,199
Total liabilities	$1,103,858	$1,694,261	$1,801,049	$1,876,344	$1,499,316
Cash dividends per Class A
Share and Class B share	$0.44	$0.42	$0.40	$0.36	$0.36
Shareholders' equity	$425,726	$443,980	$359,041	$308,123	$306,883
Book value per share (1)	$32.75	$33.22	$27.76	$24.46	$22.91
Number of shares of capital stock outstanding	12,999,145	13,366,276	12,934,362	12,595,821	13,396,556

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, securities lending activities, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at December 31, 2008, the Company provided its services from 86 offices in 21 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2008 totaled approximately $48.1 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing. At December 31, 2008, client assets under management by the asset management groups totaled $12.5 billion, which includes approximately $9.8 billion under the Company’s fee-based programs. At December 31, 2008, the Company employed 3,399 employees (3,332 full time and 67 part time), of whom approximately 2,390 were registered personnel, including approximately 1,333 financial advisers.

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

Financial Instruments and Fair Value

Financial Instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.  The Company's other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees which are carried at cost.

Financial Instruments Used for Asset and Liability Management

The Company utilizes interest rate swap agreements to manage interest rate risk of its variable rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in the 3-Month London Interbank Offering Rate (“LIBOR”).

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures.  Fair value, as defined by SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by SFAS 157 prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs

The Company’s financial instruments are recorded at fair value and generally are classified within level 1 or level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company is general partner, less-liquid private label mortgage and asset-backed securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4 to the consolidated financial statements.

Fair Value Option

The Company adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio during the year ended December 31, 2008.

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts from customers. The Company reviews large customer accounts that do not comply with the Company’s margin requirements on a case-by-case basis to determine the likelihood of collection and records an allowance for doubtful accounts following that process. For small customer accounts that do not comply with the Company’s margin requirements, the allowance for doubtful accounts is generally recorded as the amount of unsecured or partially secured receivables.

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

Goodwill

The Company determines the fair value of each of its reporting units and the fair value of the reporting unit’s goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions (as defined below). The Company defines a reporting unit as an operating segment.  The Company’s goodwill resides in its Private Client Division (“PCD”).  Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount.  The Company derives the estimated carrying amount of its operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment.

SFAS 142 requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all financial asset classes and by a significant lack of liquidity. The Company’s stock price, consistent with stock prices in the broader financial services sector, declined significantly during this period of time. Beginning in June 2008, the Company’s market capitalization fell below recorded book value on a consistent basis which continued through the end of the year.  Due to the significant discount between the market capitalization and book value, the Company viewed this discount as a triggering event to performing an interim goodwill impairment test under SFAS 142. As a result, the Company performed an impairment analysis between annual tests as of September 30, 2008 and also performed its annual test for goodwill impairment as of December 31, 2008. See note 15 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8.

Excess of fair value of assets acquired over cost arose from the acquisition of the New Capital Markets Businesses.  If the earn-out from the acquisition of the New Capital Markets Businesses (see note 18 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8.) exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $490,000 (which is net of accumulated amortization of $4.4 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount.

Intangible assets also arose from the acquisition of the New Capital Markets Businesses in January 2008 and are comprised of customer relationships and a below market lease.  Customer relationships are carried at $880,600 (which is net of accumulated amortization of $60,500) and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $17.0 million (which is net of accumulated amortization of $4.3 million) and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2008 have been tested for impairment and it has been determined that no impairment has occurred. See note 15 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8.

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

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000. The Company has evaluated its tax positions for the year ended December 31, 2008 and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2008. See note 11 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8.

New Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (FAS 157-2) which delays the effective date of SFAS 157 for non financial assets and liabilities except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As a result, the Company only partially adopted the provisions of SFAS 157 on January 1, 2008. This partial adoption did not result in any transition adjustment to opening retained earnings. The full adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements. See Note 4 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8 for further information on SFAS 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company adopted the provisions of SFAS 159 for its loan trading portfolio effective January 1, 2008. The adoption of SFAS 159 did not result in any transition adjustment to opening retained earnings. See Note 4 to the consolidated financial statements for the year ended December 31, 2008 appearing in Item 8 for more information on SFAS 159.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective October 10, 2008 which includes prior periods in which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition, results of operations and cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to affect the Company’s financial condition, results of operations or cash flows.

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

Fiscal 2008 was the most difficult economic environment in over 50 years. It began with a period of substantially increasing commodity prices and a weakening U.S. dollar during the first six months and ended with a complete reversal of each of these trends amid falling home prices, seized credit markets, failing financial institutions, weakening economic activity and increasing unemployment as economists recognized the presence of the longest period of recession in the post-war period. Intervention in the credit markets by the U.S. Treasury and the U.S. Federal Deposit Insurance Corporation (“FDIC”) through their support of commercial and investment banks as well as Fannie Mae and Freddie Mac and the prompt reduction of interest rates by the Federal Reserve to the lowest levels in history failed to staunch the lack of confidence brought on by illiquid markets and a falling economy.

Interest rate changes impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the Federal Funds target rate, average interest rates were lower for the year ended December 31, 2008 compared to 2007. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

It is anticipated that these and other issues will continue to affect the health and activity levels in the leveraged loan market and thus will affect merger and acquisition activity, and security issuance as well as significantly hamper investment banking activity and thus negatively impact the business of the Company and its recent acquisition described below.

As previously reported, the Company’s results were impacted throughout the year by its acquisition on January 14, 2008 of the New Capital Markets Business. The New Capital Markets Business including operations in the United Kingdom, Hong Kong and Israel were combined with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions to form the Capital Markets Division (OIB Division). The Company did not foresee in 2007 the extremely challenging environment that would develop during 2008 when it determined to expand its existing capital markets business. Agreements made for compensation to former employees of CIBC World Markets as well as payments made to CIBC during the transition of the acquired businesses to the Company’s platform substantially and negatively impacted the Company’s financial results throughout the 2008 year. See note 18 to the consolidated financial statements in Item 8.

As previously reported, the Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its recent acquisition or otherwise.

For a number of years, the Company has offered auction rate securities (“ARS”) to its clients. A significant portion of the market in auction rate securities has ‘failed’ because, in the current tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for auction rate securities nor does it have a significant exposure in its proprietary accounts. Recently, some of these auction rate securities have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. However, in excess of fifty percent of the overall ARS issued into the ARS market remain outstanding. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. There has been pressure by regulators for financial services firms to redeem ARS held by clients. Settlements with regulators by our competitors have created inconsistencies in the treatment between firms that are redeeming ARS from clients with their own funds and firms, like the Company, which have yet to do so.

The Company continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company is reviewing various programs initiated by the U.S. government to restore liquidity to the markets. The Company has taken or is considering taking various actions to facilitate the purchase of client-held ARS including filing an amendment to the charter of Oppenheimer Trust Company to become a depository bank eligible for FDIC insurance as well as to obtain access to the US Federal Reserve Discount Window; filing an application with the FDIC for Oppenheimer Trust Company to obtain deposit insurance; and filing applications on behalf of Oppenheimer Trust Company and Oppenheimer Holdings to participate in the US Treasury Capital Purchase Program.  The Company believes that one or more of these programs might lead to a solution to bring liquidity to client-held ARS. In addition, the Company is considering applying to become a bank holding company.  The Company has been reviewing its charter with a view to moving the situs of the Company to the United States in order to, among other things, potentially avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies.

The Company believes that one or more of these programs might under certain circumstances provide the liquidity necessary to permit the Company to redeem ARS from its clients.  See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and “Factors Affecting ‘Forward-Looking Statements”.”

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

 Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.  Recent events connected to the worldwide credit crisis has made it highly likely the self-regulatory framework for financial institutions will be changed in the United States and around the world. The changes are likely to significantly reduce leverage available to financial institutions and increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, but when enacted such regulations will likely reduce returns earned by financial service providers.

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so. Intervention by governments and monetary authorities around the world as a result of the current credit market dislocations will most likely result in new regulations around the world that will significantly reduce the availability of leverage to the balance sheets of financial institutions. It is impossible to predict the impact or costs associated with these yet to be announced programs and regulations.

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

On April 17, 2008, Oppenheimer received an invitation from the SEC to make a “Wells Submission” with respect to its activities as a broker-dealer in connection with Oppenheimer’s supervision of a former retail financial advisor’s dealings with a single institutional customer and the commissions earned with respect thereto.  The Company believes that the activity alleged was not inappropriate and that the customer was a sophisticated institution capable of evaluating commissions charged for services rendered.  Oppenheimer is in discussions with the SEC to resolve this matter.  There is no guarantee the matter will be settled.

Oppenheimer has been responding to the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of auction rate securities (“ARS”).  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The Company is continuing to cooperate with the investigating entities. On November 18, 2008 the Massachusetts Securities Division filed an Administrative Complaint (the “Complaint”), captioned In the Matter of Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White, Docket No. 2008-0080, alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleges, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  The Complaint also alleges that key Oppenheimer executives and Auction Rate Department personnel sold their personal ARS holdings while in possession of information that the entire ARS market was in danger of failing and that those individuals failed to disclose this information to investors.  The Massachusetts Securities Division seeks various relief including an order requiring Oppenheimer to offer rescission of sales of ARS at par and requiring Oppenheimer to make full restitution to investors who have already sold their ARS below par.  The Division also seeks an order revoking the Chairman of Oppenheimer’s Massachusetts registration as a broker-dealer agent and requiring Oppenheimer and the named executives and other personnel to pay an administrative fine in an amount to be determined.  Oppenheimer and all individual respondents have filed an answer to the Complaint denying that the allegations in the Compliant have any basis in fact or law.  All respondents intend to vigorously defend against the allegations in the Complaint.  See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market.”

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment has increased over the last several quarters as a result of the acquisition of the New Capital Markets Businesses from CIBC and the Company’s need to build out its platform to accommodate this business. The Company successfully transitioned these businesses to its platform in the third quarter of 2008.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel and at a price that would provide the Company's shareholders with incremental value. The Company acquired on January 14, 2008, the New Capital Markets Business described under Item 1, Business. The Company may review additional potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The net loss for the year ended December 31, 2008 was $20.8 million or $(1.57) per share, compared to net profit of $75.4 million or $5.70 per share in the same period of 2007. Revenue for the year ended December 31, 2008 was $920.1 million compared to $914.4 million for the same period in 2007, an increase of 1%.  The turmoil in the financial markets during 2008 substantially impacted all of the Company’s businesses resulting in flat revenues.  The Company incurred significantly increased expenses associated with the acquisition of a major part of CIBC World Markets’ U.S. Capital Markets Businesses in January 2008. The Company’s 2008 results were impacted considerably by a decrease in performance fees associated with investments in various alternative investments where the Company serves as the general partner.

The year ended December 31, 2008 was the most difficult year in the Company’s history measured by net profit and earnings per share. The Company’s acquisition of the New Capital Markets Business from CIBC affected results adversely throughout the year. While the assumptions made by the Company in making the decision to purchase the New Capital Markets Business in 2007 were based on a reduced capital markets environment, the reality proved significantly more problematic as the costs built into the transaction affected financial results by approximately $85 million in fiscal 2008 through expenditures on transition costs, for personnel and for the support of systems. Markets were weak throughout the year, producing disappointing revenues particularly through weak investment banking fees and limited fee based leveraged finance revenues. Transactional business from both private client and capital markets and fees from fee-based programs held up somewhat better but came in below the levels of the prior year after adjusting for the addition of the New Capital Markets Business. Interest income for 2008 was impacted by lower rates on lower customer debit balances and substantially decreased activity in the securities lending business. Performance fees associated with the Company’s management of alternative investments did not make a significant contribution to the Company’s results in fiscal 2008 compared with the fourth quarter of 2007.

Revenues for the OIB Division, $220.7 million for the year ended December 31, 2008, were substantially less (approximately 41%), than the comparable fiscal period last year on a pro-forma combined basis, due to significantly reduced investment banking activity. As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments that may be due to CIBC as part of the acquisition price.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	2008	%	2007	%	2006	%

Commissions	$494,773	54%	$366,437	40%	$355,459	44%
Principal transactions, net	20,651	2%	41,441	5%	42,834	5%
Interest	61,793	7%	110,114	12%	108,025	14%
Investment banking	121,450	13%	119,350	13%	67,528	8%
Advisory fees	198,960	22%	249,358	27%	180,602	23%
Other	22,443	2%	27,697	3%	46,375	6%
Total revenue	$920,070	100%	$914,397	100%	$800,823	100%

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries both in the US and other countries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by these subsidiaries. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years. Amounts are expressed in thousands of dollars.

	Period to Period Change
	Increase (Decrease)
	2008 versus 2007		2007 versus 2006
	Amount	Percentage	Amount	Percentage

Revenue -
Commissions	$128,336	+35%	$10,978	+3%
Principal transactions, net	(20,790)	-50%	(1,393)	-3%
Interest	(48,321)	-44%	2,089	+2%
Investment banking	2,100	+2%	51,822	+77%
Advisory fees	(50,398)	-20%	68,756	+38%
Other	(5,254)	-19%	(18,678)	-40%
Total revenue	5,673	+1%	113,574	+14%

Expenses -
Compensation and related expenses	85,830	+16%	$71,591	+15%
Clearing and exchange fees	14,619	+89%	4,286	+35%
Communications and technology	23,071	+44%	4,814	+10%
Occupancy and equipment costs	21,338	+44%	(1,721)	-3%
Interest	(17,645)	-31%	(6,224)	-10%
Other	41,897	+57%	(6,116)	-8%
Total expenses	169,110	+21%	66,630	+9%

Profit before taxes	(163,437)	-128%	46,944	+58%
Income taxes	(67,300)	-129%	16,154	+45%
Net profit	$(96,137)	-57%	$30,790	+69%

Fiscal 2008 compared to Fiscal 2007

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. Commissions for the year ended December 31, 2008 increased 35% compared to the same period in 2007 primarily as a result of the acquired businesses. For the year ended December 31, 2008, 32% of total commissions were generated by the OIB Division’s institutional equity business, representing an increase of $160.6 million compared to the same period in 2007. This increase was offset by a decline of $32.3 million in commissions generated by the Company’s other commission generating businesses.

Principal transactions, net decreased 50% for the year ended December 31, 2008 compared to the same period in 2007, primarily due to losses in convertible bond arbitrage and failed hedging strategies as the prices of U.S. Treasuries diverged from the rest of the credit market during the difficult market conditions experienced in the third and fourth quarters of 2008.

Investment banking revenues increased 2% for the year ended December 31, 2008 compared to the same period in 2007. Despite the expansion of the Company’s investment banking presence as a result of the acquisition in January 2008, market conditions were not conducive to activities generating investment banking revenue.

Advisory fees decreased 20% for the year ended December 31, 2008 compared to the same period in 2007. Declining market values of client assets negatively impacted fee levels in the third and fourth quarters of 2008. Assets under management decreased 28% to $12.5 billion at December 31, 2008 compared to $17.5 billion at December 31, 2007, as a result of declining market values of client fee-paying accounts associated with the general decline in securities markets. In addition, performance fees earned as a result of participation as a general partner in various alternative investments amounted to $1.3 million in fiscal 2008 compared with $44.8 million in fiscal 2007 due to generally disappointing investment results compared to the prior year. The number of client accounts under management increased 1% at December 31, 2008 compared to December 31, 2007. Included in assets under management at December 31, 2008 were approximately $9.8 billion in assets under the Company’s fee-based programs ($14.3 billion at December 31, 2007).

Other revenue decreased 19% for the year ended December 31, 2008 compared to the same period in 2007. Other revenue includes the mark-to-market change of company-owned insurance policies that underpin the Company’s deferred compensation programs. Due to market conditions the fair value of these policies decreased $3.9 million in 2008 compared to an increase of $7.1 million in 2007. This loss was offset by an increase of $8.9 million in income from sponsored FDIC covered deposits, introduced as a new product in 2008. Additionally, other revenue for the year ended December 31, 2007 included a gain of $2.5 million on  the extinguishment of the zero coupon notes issued by the Company on January 2, 2003 in connection with an acquisition.

Interest

Net interest revenue (interest revenue less interest expense) decreased by 57% in the year ended December 31, 2008 compared to the same period in 2007 amidst lower short-term interest rates and lower client debit balances. Interest revenue declined 44% for the year ended December 31, 2008 compared to the same period in 2007 primarily due to lower interest rates. In addition, average stock borrow balances and average customer debit balances decreased 32% and 15%, respectively, in the year ended December 31, 2008 compared to the same period in 2007, impacted by tight credit conditions and liquidation of positions by investors in a declining market in 2008 compared to better market conditions in 2007. Interest expense decreased 31% for the year ended December 31, 2008 compared to the same period of 2007. The interest expense on the Company’s Senior Secured Credit Note declined by $3.4 million for the year ended December 31, 2007 compared to the same period in 2007 due to declining interest rates and payments of principal, offset by interest expense of $6.9 million on the Subordinated Note issued in January 2008 and higher interest expense associated with higher bank call loan balances incurred as alternative sources of financing such as stock loan balances declined.

Expenses, other than interest

The Company’s expenses for the year ended December 31, 2008 increased 21% compared to the same period of 2007, primarily due to the effect of the Company’s recent acquisition. Acquisition related expenses included $40.2 million for the year ended December 31, 2008 for deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the

Company. Such payments will significantly decline in future periods. These accrued expenses are net of an expense reversal of $6.1 million recorded in November 2008 arising from the resolution of a number of issues with CIBC associated with the implementation and interpretation of the Acquisition Agreement. Transition service charges of $27.3 million in the year ended December 31, 2008 were incurred for interim support of the acquired businesses which substantially terminated upon the transition of those businesses to Oppenheimer’s platform in the second half of 2008. The Company continues to review its costs across all expense categories but expects to have reduced costs by approximately $85 million in 2009 compared to 2008 due to the elimination of many costs associated with the 2008 acquisition.

Compensation costs increased 16% in the year ended December 31, 2008 compared to the same period of 2007. The main driver of the increase for the year ended December 31, 2008 was the increased compensation expense associated with personnel within the acquired businesses, as described above. A decrease in deferred compensation obligations of $11.0 million driven by declining market values in the underlying benchmark portfolios offset the overall increase in compensation costs. Also offsetting the increase in compensation costs was a decrease of $8.6 million related to the Company’s stock appreciation rights that are pegged to the price of Company’s Class A Shares.  For the year ended December 31, 2008, clearing and exchange fees increased 89% due to increased transaction volumes associated with the acquired businesses as well as transition service charges. Communications and technology costs and occupancy and equipment costs increased 44% in the year ended December 31, 2008 compared to the same period in 2007, primarily to support the acquired businesses.

Other expenses increased 57% for the year ended December 31, 2008 compared to the same period in 2007 and includes substantial transition costs related to the acquisition of the acquired businesses, as described above. Such transition costs represent 65% of the increase in other expenses in 2008 compared to 2007. In addition, legal fees, registration fees and various employee support costs increased in 2008 compared to 2007 related to the acquisition and integration of the acquired businesses. The cost of professional fees increased 31% and represented 5% of the increase in other expenses associated with the business acquired and with increased litigation and regulatory costs. Bad debt expense increased by $1.3 million for the year ended December 31, 2008 compared to the same period in 2007.

Fiscal 2007 compared to Fiscal 2006

Revenue, other than interest

Commission income and, to a large extent, income from principal transactions depend on investor participation in the markets. In the year ended December 31, 2007, commission revenue increased by 3% compared to fiscal 2006 derived primarily from stronger investor interest in the OTC markets in 2007 compared to 2006. Commission revenue has been impacted by a general compression in rates charged to clients for transactions as well as clients’ changing their accounts to fee-based arrangements. Net revenue from principal transactions decreased by 3% in the year ended December 31, 2007 compared to fiscal 2006. With increased market volatility in 2007, the Company has scaled back its exposure to proprietary trading activities. Investment banking revenues increased 77% in the year ended December 31, 2007 compared with fiscal 2006.  Approximately 41% of this increase was generated by new issue and secondary issuance and 26% of this increase was generated by corporate finance advisory and placement fees. Advisory fees increased by 38% for the year ended December 31, 2007 compared to fiscal 2006. Assets under management by the asset management groups were $17.5 billion at December 31, 2007, compared to $15.5 billion at December 31, 2006.  Performance fees earned by OAM and Oppenheimer as a result of participation as general partner in various alternative investments produced revenue of $44.8 million in 2007 compared to $14.7 million in 2006, representing 44% of the increase in 2007 compared to 2006.  Other revenue decreased by 40% in the year ended December 31, 2007 compared to fiscal 2006. Fiscal 2006 included a net gain of $13.7 million arising from the exchange of NYSE seats for cash and NYSE Group common shares and the subsequent sale of a portion of such NYSE Group common shares and $4.1 million relating to the gain on extinguishment of Variable Rate Exchangeable Debentures issued by the Company on January 6, 2003 in connection with an acquisition, while fiscal 2007 included a $2.5 million gain from the extinguishment of the zero coupon notes issued on January 2, 2003 in connection with an acquisition.

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

Expenses, other than interest

Compensation and related expense increased by 15% in the year ended December 31, 2007 compared to fiscal 2006. Compensation expense, including the Company’s accrual for year-end bonuses, has volume-related components and, therefore, will increase with the increased level of underlying business conducted in the year ended December 31, 2007, compared to fiscal 2006. The amortization of forgivable loans to financial advisors is included in compensation expense. This expense is relatively fixed and is not influenced by increases or decreases in revenue levels, but rather by the net number of financial advisors hired in one period compared to another. Note amortization expense in fiscal 2007 was approximately $19.4 million compared to approximately $21.0 million in fiscal 2006. As of January 1, 2006, the Company adopted SFAS 123 (R), resulting in approximately $8.9 million of compensation expense in fiscal 2007 compared to approximately $3.3 million in fiscal 2006 relating to the expensing of share-based awards. The Company’s stock appreciation rights which, under accounting guidelines, are re-measured at fair value at each period end based on the closing price of the Company’s Class A Shares were the largest component of share-based compensation expense. The cost of clearing and exchange fees increased by 35% in the year ended December 31, 2007 compared to fiscal 2006 due to higher transactional volume in 2007. The cost of communications and technology increased 10% in the year ended December 31, 2007 compared to fiscal 2006. The increase was driven largely by the increased costs of external data services employed to support the increased requirements of the business in 2007 compared to 2006. Occupancy and equipment costs decreased 3% in fiscal 2007 compared to fiscal 2006 due primarily to reduced equipment costs.  Other expenses decreased by 8% for the year ended December 31, 2007 compared to fiscal 2006. In fiscal 2007 increased third party finders fees were offset by decreased costs for legal and regulatory settlement costs. The cost of professional fees decreased by 19% and represented 37% of the decrease in other expenses in fiscal 2007 compared to 2006 as the Company resolved matters previously reserved.

The decrease in the effective tax rate (40.8% for the year ended December 31, 2007 compared to 44.6% for the year ended December 31, 2006) was the result of favorable resolutions of tax matters in 2007.

Liquidity and Capital Resources

Total assets at December 31, 2008 decreased by 28% from December 31, 2007 levels due to decreases in receivables from brokers and clearing organizations and customers resulting from concerns throughout the credit markets with counter-party risk and due to customers paying down margin debt. Total assets at December 31, 2007 decreased by 1% from December 31, 2006 levels. The market environment that developed in 2008 in the wake of the failure of financial institutions and seizures in the credit markets, resulted in declining markets around the world and higher levels of risk.

The Company satisfies its need for short-term funds from internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company’s longer term capital needs are met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. At December 31, 2008, $6.5 million of such borrowings were outstanding compared to outstanding borrowings of $29.0 million at

December 31, 2007 and $79.5 million at December 31, 2006. At December 31, 2008, the Company had available collateralized and uncollateralized letters of credit of $127.2 million.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. Further the current environment is not conducive to most new financing and renegotiation of existing loans has become expensive and problematic.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 5.45 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.05; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In addition, the Company made a voluntary pre-payment of principal in the amount of $15 million plus interest. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2008 was 6.48%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008 on the Senior Secured Credit Note, was $4.6 million ($8.0 million in 2007 and $4.3 million in 2006).  Of the $47.7 million principal amount outstanding at December 31, 2008, $5.6 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of the New Capital Markets Businesses, CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Businesses.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 6.45 and (ii) the Company maintain a minimum fixed charge ratio of 1.70; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2008 was 6.96%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008, on the Subordinated Note was $6.9 million.

Funding Risk

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2008	2007	2006
Cash provided by operations	$59,759	$113,667	$114,303
Cash used in investing activities	(65,578)	(11,553)	(7,272)
Cash provided by (used in) financing activities	24,802	(97,954)	(115,502)
Net increase (decrease) in cash and cash equivalents	$18,983	$4,160	$(8,471)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2008, the Company purchased 173,524 Class A Shares at an average price per share of $20.63 pursuant to the Normal Course Issuer Bid.

During the fourth quarter of 2008, the Company did not issue any Class A Shares pursuant to the Company’s share-based compensation programs.

On November 28, 2008, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling $1.5 million from available cash on hand.

On January 29, 2009, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on February 28, 2009 to shareholders of record on February 14, 2009.

The book value of the Company’s Class A and Class B Shares was $32.75 at December 31, 2008 compared to $33.22 at December 31, 2007, a decrease of approximately 1%, based on total outstanding shares of 12,999,145 and 13,366,276, respectively. The Company’s book value per share was impacted by operating losses, the repurchase of Class A Shares pursuant to the Normal Course Issuer Bid and dividends, offset by the effect of share-based awards and the issuance to CIBC of warrants in connection with the acquisition of the New Capital Markets Businesses in January 2008.

The diluted weighted average number of Class A and Class B Shares outstanding for the year ended December, 2008 was 13,199,580 compared to 13,532,287 outstanding for the year ended December 31, 2007, a net decrease of 2% primarily due to the repurchase of Class A Shares pursuant to the Normal Course Issuer Bid.

On January 29, 2009, Moody’s Investor Services announced that it had lowered the credit rating on the Company’s Senior Secured Credit Note and on Oppenheimer Holdings Inc. from B-1 to B-2 with negative outlook, due largely to the poor performance of the business in 2008. This change in rating will not trigger any covenant violations in connection with any currently outstanding debt.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 4 of the notes to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations to make payments to CIBC in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in note 18 of the consolidated financial statements. Such information is hereby incorporated by reference.

The following table sets forth these contractual and contingent commitments as at December 31, 2008.

Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$172	$39	$69	$40	$24
Committed capital	3	3	-	-	-
Earn-out	25	-	-	25	-
Deferred compensation commitments (1)	49	18	31	-	-
Senior Secured Credit Note	48	6	28	14	-
Subordinated Note	100	-	-	-	100
Total	$397	$66	$128	$79	$124

(1) Represents payments to be made to CIBC in relation to deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis on business operations, (xvi) the effect of bailout and related legislation, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity; (xix) credit, operations, legal and regulatory risks; and (xx) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. Given the problems in the credit markets that occurred in 2008 and continue currently, there has been an increased focus in the industry about credit risk. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral wherever possible. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer's securities positions are subject to fluctuations in market value and liquidity.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.  Further discussion of credit risk appears in note 4 to the Company’s consolidated financial statements, included in Item 8.

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

Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk.  See further discussion in note 4 to the consolidated financial statements in Item 8.

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

At December 31, 2008 and 2007, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	VAR for Fiscal 2008			VAR for Fiscal 2007
	High	Low	Average	High	Low	Average

Equity price risk	$538	$11	$446	$437	$123	$286
Interest rate risk	2,415	1,554	1,746	648	409	544
Commodity price risk	233	133	187	119	128	143
Diversification benefit	(1,757)	(951)	(1,260)	(695)	(332)	(556)
Total	$1,429	$747	$1,119	$509	$328	$417

	VAR at December 31,
	2008	2007
Equity price risk	$936	$437
Interest rate risk	1,378	648
Commodity price risk	264	119
Diversification benefit	(1,469)	(695)
Total	$1,109	$509

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2008 from those reported in 2007 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2008 compared to December 31, 2007. The Company’s portfolio as at December 31, 2008 includes approximately $10.7 million ($15.4 million in 2007) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge market risk in fiscal 2008 and 2007, including in connection with the Senior Secured Credit Note, which is described in note 7 of the notes to the consolidated financial statements, appearing in Item 8. Such information is hereby incorporated by reference.  Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1A, “Risk Factors”.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

Management of Oppenheimer Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

March 2, 2009

New York, New York

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2008	2007
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$46,685	$27,702
Cash and securities segregated for regulatory and
other purposes	57,033	67,562
Deposits with clearing organizations	14,355	16,402
Receivable from brokers and clearing organizations	278,235	672,282
Receivable from customers, net of allowance for
doubtful accounts of $2.0 million ($628
in 2007)	647,486	879,732
Income taxes receivable	12,647	-
Securities owned including amounts pledged of $1.9
million ($1.3 million in 2007), at fair value	127,479	128,495
Notes receivable, net	53,446	44,923
Office facilities, net	27,224	18,340
Intangible assets, net	50,117	32,925
Goodwill	132,472	132,472
Other	82,405	117,406
	$1,529,584	$2,138,241

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS (continued)
AS AT DECEMBER 31,
	2008	2007
	(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$52,565	$56,925
Bank call loans	6,500	29,000
Payable to brokers and clearing organizations	159,648	809,025
Payable to customers	408,303	446,299
Securities sold, but not yet purchased, at fair value	27,454	9,413
Accrued compensation	178,983	153,786
Accounts payable and other liabilities	112,031	82,912
Income taxes payable	-	11,020
Senior secured credit note	47,663	83,325
Subordinated note	100,000	-
Deferred income tax, net	4,538	12,556
Excess of fair value of assets acquired over cost	6,173	-
	1,103,858	1,694,261

Commitments and contingencies (note 13)

Shareholders' equity
Share capital
Class A non-voting shares (2008 – 12,899,465 shares issued and outstanding 2007 – 13,266,596 shares issued and outstanding)	43,520	52,921
99,680 Class B voting shares issued and outstanding	133	133
	43,653	53,054
Contributed capital	34,924	16,760
Retained earnings	348,477	375,137
Accumulated other comprehensive loss	(1,328)	(971)
	425,726	443,980
	$1,529,584	$2,138,241

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$494,773	$366,437	$355,459
Principal transactions, net	20,651	41,441	42,834
Interest	61,793	110,114	108,025
Investment banking	121,450	119,350	67,528
Advisory fees	198,960	249,358	180,602
Other	22,443	27,697	46,375
	920,070	914,397	800,823

EXPENSES:
Compensation and related expenses	626,030	540,200	468,609
Clearing and exchange fees	31,007	16,388	12,102
Communications and technology	75,359	52,288	47,474
Occupancy and equipment costs	69,945	48,607	50,328
Interest	38,998	56,643	62,867
Other	114,774	72,877	78,993
	956,113	787,003	720,373

Profit (loss) before income taxes	(36,043)	127,394	80,450

Income tax provision (benefit)	(15,273)	52,027	35,873

NET PROFIT (LOSS) FOR YEAR	$(20,770)	$75,367	$44,577

Earnings (loss) per share
Basic	$(1.57)	$5.70	$3.50
Diluted	$(1.57)	$5.57	$2.76

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31,
2008	2007	2006
(Expressed in thousands of dollars)

Net profit (loss) for year	$(20,770)	$75,367	$44,577

Other Comprehensive income (loss), net of tax:
Currency translation adjustment	31	-	-
Change in cash flow hedges	(388)	(971)	-

COMPREHENSIVE INCOME (LOSS) FOR YEAR	$(21,127)	$74,396	$44,577

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
	(Expressed in thousands of dollars)
SHARE CAPITAL
Balance at beginning of year	$53,054	$41,226	$32,631
Issuance of Class A Shares	7,786	11,828	10,850
Repurchase of Class A Shares for
cancellation	(17,187)	-	(2,255)

Balance at end of year	$43,653	$53,054	$41,226

CONTRIBUTED CAPITAL
Balance at beginning of year	$16,760	$11,662	$8,810
Issuance of warrant to purchase 1 million
Class A Shares	10,487	-	-
Tax benefit from share-based awards	698	915	315
Share-based expense	7,334	4,183	2,537
Vested employee share plan awards	(355)	-	-

Balance at end of year	$34,924	$16,760	$11,662

RETAINED EARNINGS
Balance at beginning of year	$375,137	$306,153	$266,682
Cumulative effect of an accounting change	-	(823)	-
Net profit (loss) for year	(20,770)	75,367	44,577
Dividends paid ($0.44 per share in 2008; $0.42 per share in 2007; $0.40 per share in 2006)	(5,890)	(5,560)	(5,106)

Balance at end of year	$348,477	$375,137	$306,153

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(971)	-	-
Currency translation adjustment, net of tax	31	-	-
Change in cash flow hedges, net of tax	(388)	$(971)	-
Balance at end of year	$(1,328)	$(971)	-

Total Shareholders’ Equity	$425,726	$443,980	$359,041

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit (loss) for year	$(20,770)	$75,367	$44,577
Adjustments to reconcile net profit to net cash provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization of office facilities and leasehold improvements	11,474	9,691	9,583
Deferred income tax	(12,300)	7,621	382
Amortization of notes receivable	16,761	19,419	20,676
Amortization of debt issuance costs	1,227	1,218	352
Amortization of intangible assets	5,058	735	735
Provision for doubtful accounts	1,473	(37)	(200)
Share-based compensation	(112)	9,657	5,000
Gain on extinguishment of zero coupon note	-	(2,455)	-
Gain on extinguishment of Debentures	-	-	(4,146)
Decrease (increase) in operating assets:
Cash and securities segregated for
regulatory and other purposes	10,529	(22,527)	(13,708)
Deposits with clearing organizations	2,047	(5,047)	2,885
Receivable from brokers and clearing
organizations	394,047	(28,368)	(116,424)
Receivable from customers	230,773	99,655	138,064
Income taxes receivable	(12,647)	-	-
Securities owned	81,618	8,597	9,553
Notes receivable	(25,284)	(12,002)	(13,142)
Other assets	43,990	(33,164)	(16,578)
Increase (decrease) in operating liabilities:
Drafts payable	(4,360)	(716)	11,629
Payable to brokers and clearing
organizations	(649,734)	(115,502)	93,078
Payable to customers	(37,996)	61,418	(88,331)
Securities sold, but not yet purchased	(14,333)	2,098	(2,471)
Accrued compensation	34,334	32,935	26,732
Accounts payable and other liabilities	14,986	7,283	(6,005)
Income taxes payable	(11,020)	(2,209)	12,062
Cash provided by operating activities	59,759	113,667	114,303

The accompanying notes are an integral part of these consolidated financial statements.

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006
(Expressed in thousands of dollars)
Cash flows from investing activities:
Acquisition, net of cash acquired	(50,335)	-	-
Purchase of office facilities	(15,243)	(11,553)	(7,272)
Cash used in investing activities	(65,578)	(11,553)	(7,272)

Cash flows from financing activities:
Cash dividends paid on Class A and
Class B Shares	(5,890)	(5,560)	(5,106)
Issuance of Class A Shares	5,740	10,970	10,850
Repurchase of Class A Shares for cancellation	(17,187)	-	(2,255)
Tax benefit from share-based awards	698	915	315
Repayments of zero coupon promissory notes	-	(12,121)	(8,246)
Issuance of subordinated note	100,000	-	-
Issuance of senior secured credit note	-	-	125,000
Repayments of senior secured credit note	(35,662)	(41,050)	(625)
Debt issuance costs	(397)	(608)	(4,035)
Redemption of Debentures	-	-	(156,676)
Bank loan repayments	-	-	(14,524)
Decrease in bank call loans, net	(22,500)	(50,500)	(60,200)
Cash provided by (used in) financing activities	24,802	(97,954)	(115,502)
Net increase (decrease) in cash and cash
equivalents	18,983	4,160	(8,471)
Cash and cash equivalents, beginning of year	27,702	23,542	32,013
Cash and cash equivalents, end of year	$46,685	$27,702	$23,542

Schedule of non-cash investing and financing
Activities:
Warrants issued	$10,487	-	-
Employee share plan issuance	$2,046	$2,408	$590

Supplemental disclosure of cash flow
information:
Cash paid during the year for interest	$32,078	$57,429	$61,258
Cash paid during the year for income taxes	$13,750	$45,900	$23,400

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

December 31, 2008

1. Summary of Significant Accounting Policies

Basis of Presentation

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans,  and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer EU Ltd., based in the United Kingdom, provides institutional equities brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer EU Ltd. began operations on September 5, 2008. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer holds a trading permit on the New York Stock Exchange, and is a member of the American Stock Exchange and several other regional exchanges in the United States. On October 1, 2008, NYSE Euronext completed its acquisition of the American Stock Exchange and, as a result, the Company received 15,336 shares of NYSE Euronext common stock and future cash consideration in exchange for its American Stock Exchange membership interests.

On January 14, 2008, the Company acquired a major part of CIBC World Market Inc.'s U.S. capital markets businesses, as well as CIBC Israel Ltd., now operating as Oppenheimer Israel (OPCO) Ltd. and on September 5, 2008 and November 4, 2008, the Company acquired CIBC’s operations in the U.K. and Asia, (collectively the “New Capital Markets Business”) This acquisition is being accounted for under the purchase method in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. See note 18.

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

In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for doubtful accounts, the outcome of legal and regulatory matters, the carrying amount of goodwill and other intangible assets, valuation of stock-based compensation plans, and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain areas in which estimates are a significant component of the amounts reported in the consolidated financial statements follows.

Financial Instruments and Fair Value

Financial Instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.  The Company's other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees which are carried at cost.

Financial Instruments Used for Asset and Liability Management

The Company utilizes interest rate swap agreements to manage interest rate risk of its variable rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in the 3-Month London Interbank Offering Rate (“LIBOR”).

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, ,which defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures.  Fair value, as defined by SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by SFAS 157 prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs

The Company’s financial instruments are recorded at fair value and generally are classified within level 1 or level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company is general partner, less-liquid private label mortgage and asset-backed securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4.

Fair Value Option

The Company adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio during the year ended December 31, 2008.

Loans and Allowances for Doubtful Accounts

Customer receivables, primarily consisting of margin loans collateralized by customer-owned securities, are charged interest at rates similar to other such loans made throughout the industry. Customer receivables are stated net of allowance for doubtful accounts. The Company reviews large customer accounts that do not comply with the Company’s margin requirements on a case-by-case basis to determine the likelihood of collection and records an allowance for doubtful accounts following that process. For small customer accounts that do not comply with the Company’s margin requirements, the allowance for doubtful accounts is generally recorded as the amount of unsecured or partially secured receivables.

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

Goodwill

The Company determines the fair value of each of its reporting units and the fair value of the reporting unit’s goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment.  The Company’s goodwill resides in its Private Client Division (“PCD”).  Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount.  The Company derives the estimated carrying amount of its operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment.

SFAS 142 requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all financial asset classes and by a significant lack of liquidity. The Company’s stock price, consistent with stock prices in the broader financial services sector, declined significantly during this period of time. Beginning in June 2008, the Company’s market capitalization fell below recorded book value on a consistent basis which continued through the end of the year.  Due to the significant discount between the market capitalization and book value, the Company viewed this discount as a triggering event to performing an interim goodwill impairment test under SFAS 142. As a result, the Company performed an impairment analysis between annual tests as of September 30, 2008 and also performed its annual test for goodwill impairment as of December 31, 2008. See note 15 for further discussion.

Excess of fair value of assets acquired over cost arose from the acquisition of the New Capital Markets Businesses.  If the earn-out from the acquisition of the New Capital Markets Businesses (see note 18) exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $490,000 (which is net of accumulated amortization of $4.4 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. See note 15 for further discussion.

Intangible assets also arose from the acquisition of the New Capital Markets Businesses in January 2008 and are comprised of customer relationships and a below market lease.  Customer relationships are carried at $880,600 (which is net of accumulated amortization of $60,500) and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $17.0 million (which is net of accumulated amortization of $4.3 million) and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2008 have been tested for impairment and it has been determined that no impairment has occurred.

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

Principal transactions

Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased, are reported at fair value generally based upon quoted prices. Realized and unrealized changes in fair value are recognized in principal transactions, net in the period in which the change occurs.

Fees

Underwriting revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are substantially completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses.  Non-reimbursed expenses associated with advisory transactions are recorded within other expenses.

Asset Management

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as at the fund’s year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company’s fiscal year.  Asset management fees and performance fees are included in advisory fees in the consolidated statements of operations. Assets under management are not included as assets of the Company.

Balance Sheet Items

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

Receivables From / Payables To Brokers and Clearing Organizations

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

Notes Receivable

The Company had notes receivable, net from employees of approximately $53.4 million at December 31, 2008. The notes are recorded in the consolidated balance sheet at face value of approximately $95.4 million less accumulated amortization and reserves of $34.5 million and $7.5 million, respectively, at December 31, 2008. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability.  Amortization of notes receivable is included in the statements of operations in compensation and related expenses.

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

Debt Issuance Costs

Debt issuance costs, included in other assets, from the issuance and amendment of the Senior Secured Credit Note are reported in the consolidated balance sheet as deferred charges and amortized using the interest method.  Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the Senior Secured Credit Note.

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank.

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and shareholders’ equity at historical rates. Cumulative translation adjustments of $31,000 are included in accumulated other comprehensive loss. The functional currency of the overseas operations is the local currency in each location.

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

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000.  See note 11. Management has evaluated its tax positions for the year ended December 31, 2008 and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2008.

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

Interest Expense

Interest expense is primarily comprised of interest on bank call loans, the Senior Secured Credit Note, the Subordinated Note, securities loaned, and customer payables.

New Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In addition, SFAS 157 prohibits recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2 (FAS 157-2) which delays the effective date of SFAS 157 for non financial assets and liabilities except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As a result, the Company only partially adopted the provisions of SFAS 157 on January 1, 2008. This partial adoption did not result in any transition adjustment to opening retained earnings. The full adoption of the provisions of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements. See Note 4 to the consolidated financial statements for further information on SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities with the option to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  In addition, SFAS 159 allows entities to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with early adoption permitted provided that the entity also elects to apply the provisions of SFAS 157. The Company adopted the provisions of SFAS 159 for its loan trading portfolio effective January 1, 2008. The adoption of SFAS 159 did not result in any transition adjustment to opening retained earnings. See Note 4 to the consolidated financial statements for more information on SFAS 159.

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 is effective October 10, 2008 which includes prior periods in which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition, results of operations and cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The

Company will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 is not expected to affect the Company’s financial condition, results of operations or cash flows.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $25.1 million (2007 - $39.8 million) were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements. To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

Evanston had client funds held in escrow totaling $31.4 million at December 31, 2008 (2007 - $27.8 million).

3. Receivable from and Payable to Brokers and Clearing Organizations

Amounts are expressed in thousands of dollars.

	As at December 31,
	2008	2007
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$192,980	$511,978
Receivable from brokers	27,517	78,125
Securities failed to deliver	17,965	38,626
Clearing organizations	14,318	13,176
Omnibus accounts	8,233	17,672
Other	17,222	12,705
	$278,235	$672,282

	As at December 31,
	2008	2007
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$114,919	$759,368
Securities failed to receive	31,502	49,504
Clearing organizations and other	13,227	153
	$159,648	$809,025

4. Financial instruments and Fair Value Measurement

Financial Instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.  The Company's other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees which are carried at cost.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	December 31, 2008		December 31, 2007
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$20,751	$1,212	$17,274	$2,303
Corporate debt and other obligations	23,667	6,370	28,329	1,051
Mortgage and other asset-backed securities	7,535	4	6,737	23
Municipal obligations	15,051	1,024	25,340	687
Convertible bonds	19,730	3,806	-	-
Corporate equities	33,959	14,595	48,181	5,147
Other	6,786	443	2,634	202
Total	$127,479	$27,454	$128,495	$9,413

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2008 are corporate equities with estimated fair values of approximately $10.7 million ($15.4 million at December 31, 2007), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

Valuation Techniques

A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:

U.S. Government, Agency, & Sovereign Obligations

U.S. Government securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers and, accordingly, are categorized in Level 1 of the fair value hierarchy.  Agency securities primarily consist of mortgage pass-through securities issued by federal agencies and are valued based on quoted market prices when available or by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities and are categorized in Level 1 or 2 of the fair value hierarchy.  The fair value of sovereign obligations is determined based on quoted market prices when available or a valuation model that generally utilizes interest rate yield curves and credit spreads as inputs.  Sovereign obligations are categorized in Level 1 or 2 of the fair value hierarchy.

Corporate Debt & Other Obligations

The fair value of corporate bonds is estimated using recent transactions, broker quotations, and bond spread information. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Mortgage and Other Asset-Backed Securities

The Company holds non-agency securities primarily collateralized by home equity and manufactured housing which are valued based on external pricing and spread data provided by independent pricing services and are generally categorized in Level 2 of the fair value hierarchy.  When position specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds and, consequently, the positions are categorized in Level 3 of the fair value hierarchy.

Convertible Bonds

The fair value of convertible bonds is estimated using recently executed transactions and dollar-neutral price quotations, where observable.  When observable price quotations are not available, fair value is determined based on cash flow models using yield curves and bond spreads as key inputs.  Convertible bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

Corporate Equities

Exchange-traded equity securities and options are generally valued based on quoted prices from the exchange and categorized as Level 1 in the fair value hierarchy.

 Other

The Company holds Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds with interest rates that reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARPS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets have resulted in substantially all of the auction rate securities market experiencing failed auctions.  Once the auctions failed, the ARPS could no longer be valued using observable prices set in the auctions.  As a result, the Company has resorted to less observable determinants of the fair value of ARPS including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding auction rate securities. The failure of auctions has resulted in a Level 3 categorization of ARPS in the fair value hierarchy.

Investments

In its role as general partner in certain hedge funds and private equity funds, the Company holds direct investments.  The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.  Due to the illiquid nature of these investments and difficulties in obtaining observable inputs, these investments are included in Level 3 of the fair value hierarchy.  As a result of recent market conditions, the Company reclassified its investments in hedge funds to Level 3 during the quarter ended December 31, 2008.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk.   Exchange-traded derivatives, namely U.S. Treasury futures, are valued based on quoted prices from the exchange and are categorized as Level 1 of the fair value hierarchy.  Over-the-counter derivatives, namely interest rate swap contracts, are valued using a discounted cash flow model using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company.  The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy.

Fair Value Measurement

The Company’s assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008 have been categorized based upon the fair value hierarchy as follows:

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,627	$-	$-	$8,627
Securities segregated for regulatory and other purposes	11,499	-	-	11,499
Deposits with clearing organizations	8,295	-	-	8,295
Securities owned:
U.S. Government, agency, and
sovereign obligations	17,738	3,013	-	20,751
Corporate debt and other obligations	-	23,667	-	23,667
Mortgage and other asset-backed
securities	-	5,925	1,610	7,535
Municipal obligations	-	15,051	-	15,051
Convertible bonds	-	18,915	815	19,730
Corporate equities	33,959	-	-	33,959
Other	1,461	-	5,325	6,786
Securities owned, at fair value	53,158	66,571	7,750	127,479
Investments (1)	597	19,121	12,085	31,803
Derivative contracts (2)	-	71	-	71
Total	$82,176	$85,763	$19,835	$187,776

(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the consolidated balance sheet.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement: Liabilities
	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Securities sold, but not yet purchased:
U.S. Government, agency, and
sovereign obligations	$1,212	$-	$-	$1,212
Corporate debt and other obligations	-	6.370	-	6,370
Mortgage and other asset-backed
securities	-	4	-	4
Municipal obligations	-	1,024	-	1,024
Convertible bonds	-	3,806	-	3,806
Corporate equities	14,595	-	-	14,595
Other	68	-	375	443
Securities sold, but not yet purchased, at fair value	15,875	11,204	375	27,454
Derivative contracts (3)	341	2,373	2,516	5,230
Total	$16,216	$13,577	$2,891	$32,684

(3) Included in payable to brokers and clearing organizations (Levels 1 and 2) and accounts payable and other liabilities (Level 3) on the consolidated balance sheet.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis:

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the year ended December 31, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In (Out)	Ending Balance
Assets:
Convertible bonds	$-	33	46	-	736	$815
Mortgage and other asset-backed securities (1)	$881	(14)	(64)	898	(91)	$1,610
Short-term instruments and other (2)	$-	-	-	5,347	(22)	$5,325
Investments (3)	$1,820	140	(3,706)	2,821	11,010	$12,085

Liabilities:
Other(2)	$-	-	-	(375)	-	$(375)
Derivative contracts (4)	$-	-	-	(2,516)	-	$(2,516)

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.

(2) Represents auction rate preferred securities that failed in the auction rate market. Positions are marked at par due to strength in the underlying credits and the recent trend in issuer redemptions.

(3) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity, described below under Credit Concentrations.

Derivative Activities

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both trading and investment as well as for asset and liability management. The notional amounts and fair values of the Company’s derivatives at December 31, 2008 and 2007 by product were as follows:

Dollar amounts are expressed in thousands.

	December 31, 2008			December 31, 2007
	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Interest rate swaps	$47,000	-	$2,315	$77,000	-	$1,674
U.S. Treasury futures	$30,000	-	$341	$29,600	-	$152
Purchase of TBAs	$1,120	$71	-	$17,262	$232	-
Sale of TBAs	$1,090	-	$58	$17,222	-	$324

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with the floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 7 for further information. These swaps have been designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2008, the effective portion of the loss on the interest rate swaps net of tax was approximately $388,000 and this amount has been recorded as other comprehensive loss on the consolidated statements of other comprehensive income (loss). The amount of the ineffective portion was zero for the year ended December 31, 2008. The interest rate swaps had a weighted-average fixed interest rate of 5.44% and 5.45% and a weighted-average maturity of 0.8 years and 1.1 years at December 31, 2008 and December 31, 2007, respectively.

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. At December 31, 2008, the Company had 300 open short contracts for 10-year U.S. Treasury notes.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market.  TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue.

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

The Company receives collateral in connection with securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At December 31, 2008, the fair value of securities received as collateral under securities borrowed transactions was $188.8 million, of which the Company has re-pledged approximately $61.0 million under securities loaned transactions.

The Company pledges its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.9 million as at December 31, 2008 ($1.3 million at December 31, 2007). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $33.2 million as at December 31, 2008.

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

One of the Company’s funds in which it acts as a general partner and also owns a limited partnership interest had a prime brokerage relationship with Lehman Brothers Inc. and a Margin Lending Agreement with Lehman Brothers International Europe (“LBIE”).  On September 15, 2008 Lehman Brothers Holding Incorporated, the parent company of LBIE, filed for bankruptcy in the U.S. courts.  As a result, the fund's account at LBIE was frozen as of September 15, 2008 when LBIE was placed under administration and began winding down its business.  As of December 31, 2008, the fund had fully-paid securities with a fair value of approximately $5.3 million, all of which remain frozen at LBIE.  Pursuant to the Margin Lending Agreement, fully-paid securities are held at LBIE in a segregated account and not re-hypothecated.  The Company believes the fund will receive these amounts from LBIE, but is unable to estimate a timetable for their return.  The securities cannot be sold while held by the administrator.

The Company obtains short-term borrowing through bank call loans which are generally payable on demand and bear interest at various rates not exceeding the broker call rate. See note 6.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of December 31, 2008 are receivables from three major U.S. broker-dealers totaling approximately $108.8 million.

The Company participates in loan syndications through the Debt Capital Markets business acquired from CIBC (see note 18).  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion of which the Company utilized $80.3 million and had Excess Retention of $5.3 million as of December 31, 2008.  The Company recorded an unrealized loss of $2.5 million on mark-to-market exposures related to Excess Retention as of December 31, 2008.

As a result of the acquisition from CIBC of the New Capital Markets Business (see note 18), for a transition period, the Company has a clearing arrangement with CIBC World Markets Inc. to clear transactions relating to Oppenheimer Israel (OPCO) Ltd. trading and sales. Additionally, the Company also has clearing arrangements with Pershing LLC (foreign securities) and R.J. O’Brien & Associates (commodities).  These clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2008, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Variable Interest Entities (VIEs)

FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”, applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests.  In its role as general partner in certain private equity funds, the Company holds variable interests in which the Company is not considered the primary beneficiary and therefore does not consolidate the entities.  The primary beneficiary in these private equity funds resides among the limited partnership interests.

5. Office Facilities

Amounts are expressed in thousands of dollars.

			December 31, 2008	December 31, 2007
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$74,137	$54,410	$19,727	$10,210
Leasehold improvements	28,891	21,394	7,497	8,130
	$103,028	$75,804	$27,224	$18,340

Depreciation and amortization expense, included in occupancy and equipment costs, was $11.5 million, $9.7 million and $9.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.75% at December 31, 2008. These loans, collateralized by firm and customer securities (with market values of approximately $41.3 million and $80.8 million, respectively, at December 31, 2008) are with one U.S. money center bank. Details of the bank call loans are as follows.

 Amounts are expressed in thousands of dollars, except percentages.

	2008	2007
Year-end balance	$6,500	$29,000
Weighted interest rate (at end of year)	1.25%	4.63%
Maximum balance (at any month end)	$315,900	$102,700
Average amount outstanding (during the year) (1)	$120,283	$42,019
Average interest rate (during the year)	2.51%	4.44%

(1)

The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

Interest expense for the year ended December 31, 2008 on bank call loans was $3.0 million ($1.9 million in 2007 and $7.5 million in 2006)

7. Long-Term Liabilities

Amounts are expressed in thousands of dollars.

Issued	Maturity Date	December 31, 2008 Interest Rate	December 31, 2008 Balance	December 31, 2007 Balance

Senior Secured Credit Note (a)	7/31/2013	6.77%	$47,663	$83,325
Subordinated Note (b)	1/31/2014	7.51%	$100,000	-

(a)

Senior Secured Credit Note

On July 31, 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent.  On April 28, 2008, the Company paid down principal of $20.0 million, of which $16.3 million was due pursuant to the excess cash flow computation as of December 31, 2007 and the balance of $3.7 million was a voluntary repayment of principal. In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 5.45 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.05; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In addition, the Company made a voluntary pre-payment of principal in the amount of $15 million plus interest. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2008 was 6.48%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008 on the Senior Secured Credit Note was $4.6 million ($8.0 million in 2007 and $4.3 million in 2006).  Of the $47.7 million principal amount outstanding at December 31, 2008, $5.6 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b)

Subordinated Note

On January 14, 2008, in connection with the acquisition of the New Capital Markets Businesses, CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Loan is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Businesses.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 6.45 and (ii) the Company maintain a minimum fixed charge ratio of 1.70; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At December 31, 2008, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2008 was 6.96%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2008, on the Subordinated Note was $6.9 million.

8. Share Capital

The Company's authorized share capital, all of which is without par value, consists of (a) an unlimited number of first preference shares issuable in series; (b) an unlimited number of Class A non-voting shares (“Class A Shares”); and (c) 99,680 Class B voting shares (“Class B Shares”). No first preference shares have been issued.

The Class A and the Class B Shares are equal in all respects except that the Class A Shares are non-voting.

The following table reflects changes in the number of Class A Shares outstanding for the years indicated.

	2008	2007	2006

Class A Shares outstanding, beginning of year	13,266,596	12,834,682	12,496,141
Issued to Oppenheimer & Co. Inc. 401(k) Plan	-	95,425	104,725
Issued pursuant to share-based compensation plans	282,869	336,489	344,516
Repurchased and cancelled pursuant to the issuer bid	(650,000)	-	(110,700)

Class A Shares outstanding, end of year	12,899,465	13,266,596	12,834,682

Share-based compensation plans are described in note 12.

Issuer Bid

During the 12-month period that commenced on August 19, 2008, the Company may purchase up to 700,000 Class A Shares by way of a Normal Course Issuer Bid (“Issuer Bid”) through the facilities of the New York Stock Exchange. In the year ended December 31, 2008, the Company purchased 650,000 Class A Shares under the current Issuer Bid. All shares purchased pursuant to Issuer Bids are cancelled.

Amounts are expressed in thousands of dollars, except per share amounts.

	2008	2007	2006

Class A Shares purchased and cancelled pursuant to an Issuer Bid	650,000	-	110,700
Total consideration	$17,187	-	$2,255
Average price per share	$26.44	-	$20.37

Dividends

In 2008, the Company paid cash dividends to holders of Class A and Class B Shares as follows ($0.42 in 2007 and $0.40 in 2006):

Dividends per share	Record Date	Payment Date
$0.11	February 15, 2008	February 29, 2008
$0.11	May 16, 2008	May 30, 2008
$0.11	August 15, 2008	August 29, 2008
$0.11	November 14, 2008	November 28, 2008

9. Contributed Capital

Contributed capital includes the impact of share-based awards accounted for in accordance with SFAS 123(R). See note 12 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in relation to the acquisition of the New Capital Markets Business as described in note 18.

10. Earnings Per Share

Basic earnings per share was computed by dividing net profit (loss) by the weighted average number of Class A and Class B Shares outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of  the exchangeable debentures using the if converted method and Class A Share options using the treasury stock method.

Earnings per share has been calculated as follows.

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2008	2007	2006
Basic weighted average number of shares outstanding	13,199,580	13,223,442	12,749,712
Net dilutive effect of warrants, treasury method (1)	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	-	308,845	65,479
Net effect, if converted method (3)	-	-	4,224,651
Diluted common shares	13,199,580	13,532,287	17,039,842

	2008	2007	2006

Net profit (loss), as reported	$(20,770)	$75,367	$44,577
Effect of dilutive exchangeable debentures (3)	-	-	2,454
Net profit (loss) available to shareholders and assumed conversions	$(20,770)	$75,367	$47,031

Basic earnings per share	$(1.57)	$5.70	$3.50
Diluted earnings per share	$(1.57)	$5.57	$2.76

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s  U.S. capital markets businesses, the Company issued a warrant to CIBC to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the year ended December 31, 2008, the effect of the warrants is anti-dilutive.

(2) The diluted earnings per share computations do not include the antidilutive effect of the following items:
	2008	2007	2006
Number of antidilutive warrants, options and restricted shares, for the period	1,460,194	84,103	1,024,414

(3) As part of the consideration for the 2003 acquisition of the U.S. private client and asset management divisions from CIBC World Markets, the Company issued First and Second Variable Rate Exchangeable Debentures which were exchangeable for approximately 6.9 million Class A Shares of the Company at the rate of $23.20 per share (approximately 35% of the outstanding Class A Shares, if exchanged). On July 31, 2006 and October 23, 2006, the Company redeemed $140.8 million and the remaining $20 million, respectively, of such Debentures thereby extinguishing all such Debentures outstanding.

11. Income Taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows.

	Year ended December 31,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

U.S. state and local income taxes, net of U.S. federal
income tax benefits	5.0%	6.7%	8.1%
Tax exempt income, including dividends	2.8%	-0.4%	-0.6%
Business promotion and other non-deductible expenses	-1.5%	-	-
Non-US Operations	-0.1%	-	-
Other (1)	1.0%	-0.5%	2.1%

Effective income tax rate	42.4%	40.8%	44.6%

(1) In 2006, 2007 and 2008, other primarily includes the effect of tax authority audits.

Income taxes included in the consolidated statements of income represent the following.

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2008	2007	2006
Current:
U.S. federal tax	$(2,430)	$35,241	$25,852
State and local tax	(791)	9,165	9,047
Non- U.S. operations	248	-	-
	(2,973)	44,406	34,899
Deferred:
U.S. federal tax	(9,198)	5,700	919
State and local tax	(2,992)	1,921	55
Non- U.S. operations	(110)	-	-
	(12,300)	7,621	974
	$(15,273)	$52,027	$35,873

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows.

Amounts are expressed in thousands of dollars.

	December 31,
	2008	2007
Deferred tax assets:
Employee deferred compensation plans	$25,999	$17,844
Reserve for litigation and legal fees	1,576	2,033
Allowance for doubtful accounts	884	296
Other	9,985	2,206
Total deferred tax assets	38,444	22,379

Deferred tax liabilities:
Section 197 amortization of goodwill	25,810	22,693
Investment in partnerships	8,221	7,283
Involuntary conversion	2,712	3,016
Gain on NYSE Group shares	324	1,943
Acquisition	4,380	-
Other	1,535	-
Total deferred tax liabilities	42,982	34,935

U.S. deferred income tax, net	(4,538)	12,556

Non U.S. deferred income tax benefit (1)	4,113	-

Deferred income tax, net	$(425)	$12,556

(1) Included in other assets on the consolidated balance sheet.

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

On a cash basis, the Company paid income taxes for the year ended December 31, 2008 in the amount of $13.7 million ($45.9 million in 2007 and $23.4 million in 2006).

As a result of the acquisition of the New Capital Market Business, the Company recorded deferred tax liabilities of $4.4 million that arises from tax allocation to the acquired US business. In addition, the Company recorded a deferred tax asset of $4.1 million relating to accumulated net operating losses on the acquired Israeli business.

The Company believes that the realization of its net operating losses is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). This interpretation requires that a tax position be recognized only if it is “more likely than not” to be sustained upon examination, including resolution of related appeals or litigation processes, based solely on its technical merits, as of the reporting date. A tax position that meets the “more likely than not” criterion shall be measured at the largest amount of benefit that is more than fifty percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 on January 1, 2007, which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000.  The Company has evaluated its tax positions for the year ended December 31, 2008 and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2008.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and States in which the Company has significant business operations. The tax years under examination vary by jurisdiction; for example, the current IRS examination covers 2006. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

Amounts are expressed in thousands of dollars.

	December 31,
	2008	2007
Balance at beginning of year	$ -	$823
Tax positions taken related to prior years	-	676
Settlements with taxing authorities	-	(1,499)
Balance at end of year	$-	$-

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

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate is reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Shares over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2008	2007	2006	2005	2004	2003

Expected term (1)	2.4 years	5 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	36.41%	39.67%	26.57%	23.50%	21.08%	22.61%
Risk-free interest rate (3)	2.13%	4.54%	4.51%	3.89%	3.01%	2.92%
Actual dividends (4)	$0.44	$0.40	$0.38	$0.36	$0.36	$0.36

(1) The expected term was determined based on actual awards.

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

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation and Stock Option Committee of the Board of Directors of the Company may grant options to purchase Class A Shares to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis. Prior to 2008, options were generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. In 2008, options were generally granted for a three year term and generally vested at the rate of 33% of the amount granted on both the first and second anniversary of the grant and 33% three months before expiration. At December 31, 2008, the number of Class A Shares available under the EIP, but not yet awarded, was 520,525.

Stock option activity under the EIP since January 1, 2007 is summarized as follows.

	Year ended December 31, 2008		Year ended December 31, 2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	979,475	$29.32	1,168,392	$27.93
Options granted	322,261	$33.61	79,103	$34.99
Options exercised	(224,115)	$24.97	(257,491)	$24.96
Options forfeited or expired	(126,889)	$33.87	(10,529)	$24.79
Options outstanding, end of year	950,732	$31.04	979,475	$29.32
Options vested, end of year	579,149	$29.35	445,964	$28.96
Weighted average fair value of options granted during the year	$6.99	-	$13.45	-

The aggregate intrinsic value of options outstanding as of December 31, 2008 was nil. The aggregate intrinsic value of options vested as of December 31, 2008 was nil. The aggregate intrinsic value of options that are expected to vest is nil as of December 31, 2008.

The following table summarizes stock options outstanding and exercisable as at December 31, 2008.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$19.42 - $25.00	265,091	1.6 years	$21.59	166,393	$21.00
$25.01 - $36.13	685,641	0.9 years	$34.69	412,756	$32.71

$19.42 - $36.13	950,732	1.1 years	$31.04	579,149	$29.35

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2008.

	Year ended December 31, 2008
	Number of Options	Weighted average fair value

Non-vested beginning of year	533,511	$7.48
Granted	322,261	$6.99
Vested	(369,800)	$5.97
Forfeited or expired	(114,389)	$7.27
Non-vested end of year	371,583	$8.63

In the year ended December 31, 2008, the Company has included approximately $2.5 million ($2.3 million in 2007 and $3.3 million in 2006) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2008, there was approximately $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.1 years.

Stock Appreciation Rights

The Company has awarded Oppenheimer stock appreciation rights (“OARs”) to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. These awards are granted once per year in January with respect to the prior year’s production. The OARs vest five years from grant date and will be settled in cash at vesting. The OARs are being accounted for as liability awards and are revalued on a monthly basis. The adjusted liability is being amortized on a straight-line basis over the vesting period.

The fair value of each OARs award was estimated as at December 31, 2008 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2008
January 13, 2004	145,770	$32.78	13 days	$0.00
January 13, 2005	240,555	$24.53	1 year	$1.26
January 13, 2006	255,700	$20.53	2 years	$1.17
January 12, 2007	367,120	$35.44	3 years	$0.53
January 10, 2008	492,405	$37.78	4 years	$0.41
Total	1,501,550
Total weighted average values		$31.66	2.6 years	$0.66

At December 31, 2008, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding and expected to vest as of December 31, 2008 was nil. In the year ended December 31, 2008, the Company included a credit of approximately $7.5 million (expense of $5.5 million in 2007 and $2.5 million in 2006) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $493,800 as of December 31, 2008.

As of December 31, 2008, there was approximately $402,900 of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.6 years.

On January 12, 2009, 454,940 OARs were awarded to Oppenheimer employees related to fiscal 2008 performance. These OARs will be expensed over 5 years (the vesting period).

Employee Share Plan

On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries resident in the U.S. to attract, retain and provide incentives to key management employees. The Compensation and Stock Option Committee of the Board of Directors of the Company may grant stock awards and restricted stock awards pursuant to the ESP. ESP awards are being accounted for as equity awards and valued at grant date fair value. ESP awards are generally awarded for a three or five year term and 100% vest at the end of the term.

The Company has awarded restricted Class A Shares to certain employees as part of their compensation package pursuant to the ESP. These awards are granted from time to time throughout the year based upon the recommendation of the Compensation and Stock Option Committee of the Board of Directors of the Company. These ESP awards are priced at fair value on the date of grant and typically require the completion of a service period (determined by the Compensation Committee). Dividends may or may not accrue during the service period, depending on the terms of individual ESP awards. At December 31, 2008, the number of Class A Shares available under the ESP, but not yet awarded, was 414,472.

The following table summarizes the status of the Company’s non-vested ESP awards for the year ended December 31, 2008.

	Number of Class A Shares subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of year	110,805	$23.32	2.2 years
Granted	439,839	$36.38	2.3 years
Vested	(17,543)	$19.29	-
Forfeited or expired	(24,654)	$34.27	-
Non-vested end of year	508,447	$34.87	2.2 years

At December 31, 2008, all outstanding ESP awards were non-vested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2008 was approximately $6.5 million. The aggregate intrinsic value of ESP awards that are expected to vest is $5.1 million as of December 31, 2008. In the year ended December 31, 2008, the Company included approximately $4.8 million ($1.1 million in 2007 and $957,000 in 2006) of compensation expense in its consolidated statements of operations relating to ESP awards.

As of December 31, 2008, there was approximately $11.5 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.2 years.

In January 2009, the Company issued 112,297 Class A Shares to certain Oppenheimer employees who had elected to take a portion of their year-end bonus in Class A Shares in lieu of cash under the ESP. The cost of these shares (priced at market on January 5, 2009) is included in compensation and related expenses in the consolidated statement of operations for the year ended December 31, 2008.

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $15,500, $15,500 and $15,000 per annum in 2008, 2007 and 2006, respectively. The Company made contributions to the 401(k) Plan of $736,400, $5.5 million and $4.5 million in 2008, 2007 and 2006, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2008 of approximately $7.7 million ($8.7 million in 2007 and $6.8 million in 2006). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2008, the Company’s liability with respect to the EDCP and DIP totaled $21.5 million and is included in accrued compensation on the consolidated balance sheet as at December 31, 2008.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2008, the Company’s liability with respect to this plan totaled $10.7 million. See note 4.

The total amount expensed in 2008 for the Company’s deferred compensation plans was a net credit of $3.9 million (net expense of $7.1 million and $6.1 million, respectively, in 2007 and 2006).

13. Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2008 are as follows.

Amounts are expressed in thousands of dollars.

2009	$38,680
2010	36,173
2011	33,256
2012	25,644
2013	14,270
2014 and thereafter	23,490
Total	$171,513

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2008, 2007 and 2006 was $47.1 million, $33.1 million and $33.3 million, respectively.

At December 31, 2008, the Company had capital commitments of approximately $3.3 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2008, the Company had collateralized and uncollateralized letters of credit for $127.2 million in favor of Options Clearing Corporation. Collateral for these letters of credit include customer securities with a market value of approximately $197.9 million pledged to two financial institutions.

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

The investigations include, among other things, inquiries from the SEC, FINRA and several state regulatory authorities concerning the Company’s activities with respect to auction rate securities (“ARS”). Regulators have concluded, in many cases, that securities firms, primarily those that underwrote and supported the auctions for ARS, should be compelled to redeem them from customers. Underwriters and dealers in such securities have settled with various regulators and have commenced purchasing ARS from their clients. The Company is presently in discussions with several state regulatory agencies and FINRA with respect to such actions. The Company and several of its executives and employees are also the subject of enforcement action by the Massachusetts Securities Division in which the Division seeks to compel the Company to redeem the ARS held by the Company’s clients that are residents of that state and certain other relief. Moreover, the Company is also named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits, including two class action lawsuits, related to its sale of ARS. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”  The Company has been and continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company is reviewing various programs initiated by the U.S. government to restore liquidity to the markets. The Company has taken or is considering taking various actions to facilitate the purchase of client-held ARS.  However, there is no assurance that these efforts, if undertaken, will be successful. If the Company were to purchase all of the ARS held by former or current clients who purchased such securities prior to the beginning of the market’s failure in February 2008, these purchases would likely have a material adverse effect on the Company’s financial condition including its cash position. Therefore, before purchasing any of these securities, the Company would need to assess whether it had sufficient regulatory capital or borrowing capacity to do so. The Company does not currently believe that it is obligated to make any such purchases.

In accordance with SFAS No. 5 "Accounting for Contingencies," the Company has established provisions for estimated losses from pending complaints, legal actions, regulatory investigations and proceedings. The ultimate resolution may differ materially from the amounts accrued.  Because litigation is inherently unpredictable, the Company cannot determine with certainty the ultimate resolution of pending litigation and other matters.  Consequently, the Company cannot estimate with certainty the losses or ranges of loses for matters, how such matters will be resolved, when they will ultimately be resolved or what the eventual relief might be.  The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  However, if the Company were to purchase ARS from some or all of its clients in order to resolve pending lawsuits and/or regulatory inquiries regarding ARS, the purchases likely would have a material adverse effect on the Company’s results of operations and financial condition.

14.  Regulatory Requirements

The Company's major subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer related debit items, as defined in SEC Rule 15c3-3. At December 31, 2008, Oppenheimer had net capital of $180.5 million which exceeded required net capital by $163.7 million. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At December 31, 2008, Freedom had net capital of $4.2 million, which was $3.9 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2008, Oppenheimer and Freedom had $13.2 million and $11.8 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2008. The Company had no deposit requirements as of December 31, 2008.

15. Goodwill and intangibles

The Company determines the fair value of each of its reporting units and the fair value of the reporting unit’s goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. The Company defines a reporting unit as an operating segment.  The Company’s goodwill resides in its Private Client Division (“PCD”).  Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount.  The Company derives the estimated carrying amount of its operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment.

SFAS 142 requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all financial asset classes and by a significant lack of liquidity. The Company’s stock price, consistent with stock prices in the broader financial services sector, declined significantly during this period of time. Beginning in June 2008, the Company’s market capitalization fell below recorded book value on a consistent basis which continued through the end of the year.  Due to the significant discount between the market capitalization and book value, the Company viewed this discount as a triggering event to performing an interim goodwill impairment test under SFAS 142. As a result, the Company performed an impairment analysis between annual tests as of September 30, 2008 and also performed its annual test for goodwill impairment as of December 31, 2008.

In estimating the fair value of the PCD, the Company used traditional standard valuation methods, including the market comparable approach and income approach.  The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded (“Price Multiples”) or to similar companies engaged in an actual merger or acquisition (“Precedent Transactions”).  As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value.  The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return (“Discounted Cash Flow” or “DCF”). Each of these standard valuation methodologies requires the use of management estimates and assumptions.

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time.  The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD, primarily focusing on the amounts paid per financial advisor.  The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations.  The Company’s assumptions also included a discount rate of 14.2% and a terminal growth rate of 3% in its calculations.  The Company weighted each of the three valuation methods equally in its overall valuation.  Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.  Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of December 31, 2008.

As of December 31, 2008, the Company also performed a valuation of the consolidated Oppenheimer Holdings Inc. enterprise.  Using a DCF model, the Company determined that the aggregate fair value of the Company’s equity was greater than both the Company’s carrying value of $425.7 million and market value (based on the Company’s stock price at December 31, 2008) of $166 million.  The difference between the fair value of the Company’s equity and its market value at December 31, 2008 can be partially attributed to a control premium, which represents the premium to market value that a market participant would pay to acquire the Company as a whole and gain control of the enterprise. The remaining difference can be primarily attributed to the following qualitative factors which cannot be quantified:

•

Low average daily trading volume of the Company’s outstanding shares

•

Information asymmetry caused by lack of equity research analyst coverage

•

Dual class share structure whereby voting control is not publicly traded

•

Employees and directors own a high percentage of outstanding Class A Non-Voting shares and Class B Voting shares

•

The Company is Canadian-domiciled while substantially all of the Company’s operations are in the U.S.  This arrangement negatively impacts the level of investor participation in the Company’s shares.

•

Significant losses in the Capital Markets business segment of $93 million due to acquisition of New Capital Markets Business from CIBC

•

In 2008 the Company’s stock price declined 69%, generally tracking broader financial services stocks.  Many financial services firms incurred significant asset impairments in 2008, and an inaccurate perception of the level of risk involved in the Company’s trading activities may have negatively impacted the Company’s stock price.  The Company has no exposure to sub-prime and credit derivatives.

•

The Company’s Price to Book Value ratio as at December 31, 2008 was 0.4x compared to 0.9x for its peer group.  Historically, the Company has traded at an average Price to Book Ratio of 1.1x (from 2004 – 2008) compared to its peer group’s average of 1.4x over the same period.

Based on the above quantitative and qualitative factors, the Company’s goodwill was not considered impaired as of December 31, 2008.

Although the Company’s overall business, particularly the Capital Markets business segment, was negatively impacted by the current economic environment, the PCD operating segment continued to produce strong revenues, cash flows and earnings in 2008, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business.  If the current economic market conditions persist and/or if there is a prolonged period of further weakness in the business environment and financial markets, the Company’s PCD businesses may be adversely affected which may result in an impairment of its goodwill, particularly if there were a significant loss of financial advisors and corresponding client assets under administration.

Excess of fair value of assets acquired over cost arose from the acquisition of the New Capital Markets Businesses.  If the earn-out from the acquisition of the New Capital Markets Businesses (see note 18) exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable. The earn-out for 2008 was $5.0 million.

Intangible assets arose upon the acquisition, in January 2003, of the Oppenheimer Divisions and are comprised of customer relationships and trademarks and trade names. Customer relationships are carried at $490,000 (which is net of accumulated amortization of $4.4 million) and are being amortized on a straight-line basis over 80 months commencing in January 2003. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount.

Intangible assets also arose from the acquisition of the New Capital Markets Business in January 2008 and are comprised of customer relationships and a below market lease.  Customer relationships are carried at $880,600 (which is net of accumulated amortization of $60,500) and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $17.0 million (which is net of accumulated amortization of $4.3 million) and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2008 have been tested for impairment and it has been determined that no impairment has occurred.

16. Segment  Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes all business generated by the Company’s 86 offices in 21 U.S. states, 2 offices in Latin America through local broker dealers and Freedom, including commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes investment banking, market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, and syndicate participation; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2008, 2007 and 2006. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Hong Kong, Israel and Latin America.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2008	2007	2006
Revenue:
Private Client (2)	$574,331	$662,486	$593,896
Capital Markets	273,203	156,477	124,375
Asset Management (2)	61,527	87,051	59,237
Other (1)	11,009	8,383	23,315

Total	$920,070	$914,397	$800,823

Profit (loss) before income taxes:
Private Client	$64,264	$84,207	$52,146
Capital Markets (3) (4)	(93,975)	27,155	11,547
Asset Management	12,303	16,944	3,832
Other (1)	(18,635)	(912)	12,925

Total	$(36,043)	$127,394	$80,450

 (1) For the year ended December 31, 2007, other revenue and profit before income taxes include approximately $2.5 million relating to a gain on extinguishment of the Company’s zero coupon promissory notes. For the year ended December 31, 2006, other revenue and profit before income taxes include approximately $13.7 million relating to the NYSE Group transactions and a gain upon extinguishment of the Company’s Debentures of approximately $4.1 million.

(2) The Asset Management and the Private Client segments earned performance fees of approximately $552,900 and $815,300, respectively in 2008 ($21.3 million and $22.0 million, respectively, in 2007 and $7.3 million and $7.4 million, respectively, in 2006). These fees are based on participation as general partner in various alternative investments.

(3) For the year ended December 31, 2008, the Capital Markets segment includes accrued expenses of $40.2 million for deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company.

(4) For the year ended December 31, 2008, the Capital Markets segment includes transition service charges of $27.3 million paid to CIBC for interim support of the acquired businesses which substantially terminated upon the transition of such businesses to Oppenheimer’s platform in mid August 2008.

17. Related-Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

18. Acquisition

On January 14, 2008, the Company acquired CIBC World Markets Corp.’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as Oppenheimer Israel (OPCO) Ltd., formerly CIBC Israel Ltd., and businesses operating in the United Kingdom on September 5, 2008 (now operating as Oppenheimer EU Ltd.) and Hong Kong, China on November 4, 2008 (now operating as Oppenheimer Investments Asia Limited). Per the terms of the purchase agreement, the operating results of the New Capital Markets Business for the period January 1, 2008 to January 14, 2008 were transferred and assumed by the Company. The newly acquired businesses along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment.

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

Amounts are expressed in thousands of dollars.

Cash consideration:
Acquisition costs	$1,783
Extinguishment of demand note	1,144
Office facilities	2,694
Securities owned, net	48,229
53,850
Warrants issued, at fair value	10,487
Earn-out, at fair value	11,068

Aggregate purchase price	$75,405

The following table summarizes the estimated fair value of assets acquired and liabilities assumed.

Amounts are expressed in thousands of dollars.

Cash and cash equivalents	$ 3,515
Securities owned	80,602
Office facilities	5,115
Intangible assets:
Customer relationships	941
Below-market lease	21,309
Deferred tax asset	4,211
Prepaid compensation	2,400
Other assets	3,305
Total assets acquired	121,398

Less-
Securities sold, but not yet purchased	32,374
Accounts payable and other liabilities	3,067
Deferred tax liability	4,379
Excess of fair value of acquired net assets over cost	6,173
Total liabilities assumed	45,993

Net assets acquired	$75,405

Intangible assets arose upon the acquisition of the New Capital Markets Business and are comprised of customer relationships and the estimated fair value of a below-market lease on the premises located at 300 Madison Avenue in New York City. Customer relationships are carried at $880,600 (which is net of accumulated amortization of $60,500) at December 31, 2008 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below-market lease, which represents the difference between what the Company is paying to occupy the premises at 300 Madison Avenue, New York, NY and the fair market value of comparable real estate in midtown Manhattan, is carried at $17.0 million (which is net of accumulated amortization of $4.3 million) at December 31, 2008 and is being amortized over the life of the lease (60 months commencing in January 2008).

The earn-out, which will amount to no less than $25.0 million, has been assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $2.8 million for the year ended December 31, 2008 is included as interest expense in the consolidated statement of operations. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.  The earn-out for 2008 was $5.0 million.

As part of the transaction, the Company borrowed $100.0 million from CIBC in the form of a five-year Subordinated Note to support the New Capital Markets Business. In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp., to extend financing commitments to third-party borrowers identified by the Company. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by Oppenheimer and CIBC.

In addition, in conjunction with the transaction, the Company has agreed to pay to CIBC an estimated $54.3 million over three years from 2008 through 2010 (2008 - $5.3 million;

2009 - $18.4 million; 2010 - $30.6 million) for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $40.2 million of such expense in the consolidated statement of operations for the year ended December 31, 2008 ($33.2 million is included in compensation and related expenses and $7.0 million is included in interest expense). In excess of 50% of these total incentive compensation commitments were accrued in 2008. The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates. These accrued expenses are net of an expense reversal of $6.1 million recorded in November 2008 arising from the resolution of a number of issues with CIBC associated with the implementation and interpretation of the acquisition agreement.

The Company incurred transition service charges paid to CIBC for interim support of the New Capital Markets Business which substantially terminated upon transition of such businesses to the Company’s platform in mid-August 2008. For the year ended December 31, 2008, transition service charges of $19.6 million and $7.7 million, respectively, are included in other expenses and clearing and exchange fees in the consolidated statement of operations.

Presented below are the unaudited pro forma consolidated results of operations. Amounts presented give effect to the acquisition of the New Capital Markets Business as if the transaction was consummated as at January 1, 2007. The Company’s actual results for the year ended December 31, 2008 include the results of the New Capital Markets Business since January 1, 2008.

The pro forma information is for comparative purposes only and is not indicative either of the actual results that would have occurred if the acquisition had been consummated at the beginning of the periods presented, or of future operations of the combined companies. CIBC has an October 31st fiscal year end and, therefore, the financial information for the New Capital Markets Business relates to the year ended October 31, 2007. Revenue and expenses included in the pro forma presentation for the year ended December 31, 2007 include certain CIBC corporate allocations, reflecting the manner in which this business was managed within CIBC. Such allocations may distort the comparability of the information presented below.

Dollar amounts are expressed in thousands, except per share amounts.

(Unaudited)	Year ended December 31, 2007

Revenue	$1,340,815
Profit before tax from operations	$113,111
Net profit	$64,702
Basic earnings per share	$4.89
Diluted earnings per share	$4.78

19. Subsequent Events

Dividend

On January 29, 2009, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on February 27, 2009 to Class A and Class B shareholders of record on February 13, 2009.

20. Quarterly Information (unaudited)

Amounts are expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2008	Fourth	Third	Second	First	Year

Revenue	$209,767	$222,187	$256,241	$231,875	$920,070
Profit (loss) before income taxes	$(7,728)	$(3,711)	$2,185	$(26,789)	$(36,043)
Net profit (loss)	$(3,824)	$(2,477)	$1,646	$(16,115)	$(20,770)
Earnings (loss) per share:
Basic	$(0.29)	$(0.18)	$0.12	$(1.19)	$(1.57)
Diluted	$(0.29)	$(0.18)	$0.12	$(1.19)	$(1.57)

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Shares (1):
High	$25.62	$31.51	$46.99	$48.19	$48.19
Low	$7.70	$20.51	$27.27	$34.50	$7.70

	Fiscal Quarters
Year ended December 31, 2007	Fourth	Third	Second	First	Year

Revenue	$258,358	$215,173	$226,750	$214,116	$914,397
Profit before income taxes	$44,305	$27,021	$27,886	$28,182	$127,394
Net profit	$26,537	$16,274	$15,766	$16,790	$75,367
Earnings per share:
Basic	$2.00	$1.23	$1.19	$1.28	$5.70
Diluted	$1.94	$1.19	$1.16	$1.26	$5.57

Dividends per share	$0.11	$0.11	$0.10	$0.10	$0.42

Market price of Class A Shares(1):
High	$48.18	$57.50	$51.50	$37.66	$57.50
Low	$37.05	$36.75	$32.53	$31.80	$31.80

(1) The price quotations above were obtained from the New York Stock Exchange web site.

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

The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2008.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 28, 2008  with respect to fiscal 2007.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors - Management” in our definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy circular. That information is incorporated herein by reference to the Management Proxy Circular.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Election of Directors - Executive Compensation” in our definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Election of Directors - Security Ownership of Beneficial Owners and Management” in our definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Election of Directors - Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Auditors – Principal Accounting Fees and Services” in our definitive Management Proxy Circular for the 2009 Annual and Special Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 8 (pages 61 to 111)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 118 to 120)

(b)		Exhibits
See the Exhibit Index included hereinafter on pages 118 to 120

(c)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of March, 2009.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director
J.L. Bitove

/s/ R. Crystal	Director	March 2, 2009
R. Crystal
/s/ W. Ehrhardt	Director	March 2, 2009
W. Ehrhardt
/s/ M. A.M. Keehner	Director	March 2, 2009
M.A.M. Keehner

/s/ A.G. Lowenthal	Chairman, Chief Executive	March 2, 2009
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 2, 2009
K.W. McArthur

/s/ A.W. Oughtred	Secretary, Director	March 2, 2009
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 2, 2009
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	March 2, 2009
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

2.3

Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K filed March 7, 2008).

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

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K filed March 7, 2008)
4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).
10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).
10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).
10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).
10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).
10.8

Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).
10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K filed March 7, 2008).
10.11

Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce  (previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.12

Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank  of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.14

Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc., and Oppenheimer & Co. Inc.  together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K filed March 7, 2008).

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

10.17

Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc.,Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.18

Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc.,Viner Finance Inc., and Morgan Stanley Senior Funding, Inc(previously filed as an exhibit to Form 10-K filed March 7, 2008).

10.19

Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.20

Third Amendment to Senior Secured Credit Agreement dated as of December 16, 2008, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., each of the lenders party to the Existing Credit Agreement and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as an Exhibit to Form 8-K dated December 16, 2008).

10.21

Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (filed herewith)*

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