Form 10-Q
period 2009-03-31
OPPENHEIMER HOLDINGS INC
filed 2009-05-07
CIK 791963

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X]  Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of the Company’s Class A non-voting shares and Class B voting shares (being the only classes of common stock of the Company) outstanding on April 30, 2009 was 12,968,992 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2009	December 31, 2008
	(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$43,079	$46,685
Cash and securities segregated for regulatory and
other purposes	60,740	57,033
Deposits with clearing organizations	32,910	14,355
Receivable from brokers and clearing organizations	276,958	278,235
Receivable from customers, net of allowance for
doubtful accounts of $2.2 million ($2.0 million in 2008)	590,776	647,486
Income taxes receivable	14,793	12,647
Securities owned, including amounts pledged of $1.0
million ($1.9 million in 2008), at fair value	139,804	127,479
Notes receivable, net	56,058	53,446
Office facilities, net	26,700	27,224
Intangible assets, net	48,853	50,117
Goodwill	132,472	132,472
Other	88,886	82,405
	$1,512,029	$1,529,584

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2009	December 31, 2008
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$40,645	$52,565
Bank call loans	33,000	6,500
Payable to brokers and clearing organizations	231,310	159,648
Payable to customers	379,682	408,303
Securities sold, but not yet purchased, at fair value	31,897	27,454
Accrued compensation	112,035	178,983
Accounts payable and other liabilities	113,612	112,031
Senior secured credit note	37,703	47,663
Subordinated note	100,000	100,000
Deferred income tax, net	2,141	4,538
Excess of fair value of acquired assets over cost	6,173	6,173
	1,088,198	1,103,858

Shareholders' equity
Share capital
Class A non-voting shares (2009 – 12,968,992 shares issued and outstanding 2008 – 12,899,465 shares issued and outstanding)	44,620	43,520
99,680 Class B voting shares issued and outstanding	133	133
	44,753	43,653
Contributed capital	36,371	34,924
Retained earnings	345,020	348,477
Accumulated other comprehensive loss	(2,313)	(1,328)
	423,831	425,726
	$1,512,029	$1,529,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2009	2008
Expressed in thousands of dollars, except per share amounts
REVENUES:
Commissions	$123,796	$131,308
Principal transactions, net	24,741	9,879
Interest	7,522	18,020
Investment banking	8,592	16,203
Advisory fees	35,764	55,104
Other	4,850	1,361
	205,265	231,875
EXPENSES:
Compensation and related expenses	140,662	172,396
Clearing and exchange fees	5,738	7,769
Communications and technology	19,751	16,970
Occupancy and equipment costs	18,233	16,674
Interest	5,543	12,142
Other	18,160	32,713
	208,087	258,664
Loss before income taxes	(2,822)	(26,789)
Income tax benefit	808	10,674
Net loss for the period	$(2,014)	$(16,115)

Loss per share:
Basic	$(0.15)	$(1.19)
Diluted	$(0.15)	$(1.19)

Dividends declared per share	$0.11	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2009	2008
Expressed in thousands of dollars, except per share amounts
Net loss for the period	$(2,014)	$(16,115)
Other comprehensive loss:
Currency translation adjustment	(854)	17
Change in cash flow hedges, net of tax	(131)	(595)
Comprehensive loss for the period	$(2,999)	$(16,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2009	2008
Expressed in thousands of dollars

Cash flows from operating activities:
Net loss for the period	$(2,014)	$(16,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items included in net loss:
Depreciation and amortization	3,102	2,639
Deferred income tax	(2,397)	778
Amortization of notes receivable	4,042	3,942
Amortization of debt issuance costs	309	161
Amortization of intangibles	1,264	1,263
Provision for doubtful accounts	148	18
Share-based compensation	1,496	1,704
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(3,707)	(5,438)
Deposits with clearing organizations	(18,555)	(1,671)
Receivable from brokers and clearing organizations	1,277	16,840
Receivable from customers	56,562	139
Income taxes receivable	(2,146)	(4,499)
Securities owned	(12,325)	120
Notes receivable	(6,654)	(7,042)
Other	(7,644)	27,336
Increase (decrease) in operating liabilities:
Drafts payable	(11,920)	(8,935)
Payable to brokers and clearing organizations	71,531	(76,222)
Payable to customers	(28,621)	(55,163)
Securities sold, but not yet purchased	4,443	11,013
Accrued compensation	(65,311)	(36,966)
Accounts payable and other liabilities	1,581	7,180
Income taxes payable	-	(11,020)
Cash used in operating activities	(15,539)	(149,938)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Three months ended March 31,
	2009	2008
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(50,335)
Purchase of office facilities	(2,578)	(2,791)
Cash used in investing activities	(2,578)	(53,126)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B shares	(1,443)	(1,495)
Issuance of Class A non-voting shares	-	4,990
Repurchase of Class A non-voting shares for cancellation	(559)	-
Tax benefit (shortfall) from share-based compensation	(27)	618
Issuance of subordinated note	-	100,000
Senior secured credit note repayments	(9,960)	(213)
Increase in bank call loans, net	26,500	122,700
Cash provided by financing activities	14,511	226,600

Net increase in cash and cash equivalents	(3,606)	23,536
Cash and cash equivalents, beginning of period	46,685	27,702
Cash and cash equivalents, end of period	$43,079	$51,238

Schedule of non-cash investing and financing activities:
Warrants issued	-	$10,487
Employee share plan issuance	$1,659	$1,897

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$4,174	$11,497
Cash paid during the periods for income taxes	$1,009	$7,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three months ended March 31,
	2009	2008
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$43,653	$53,054
Issuance of Class A non-voting shares	1,659	6,887
Repurchase of Class A non-voting shares for cancellation	(559)	-
Balance at end of period	$44,753	$59,941

Contributed capital
Balance at beginning of period	$34,924	$16,760
Issuance of warrant to purchase 1 million Class A non-voting shares	-	10,487
Vested employee share plan awards	(177)	(206)
Tax benefit (shortfall) from share-based awards	(27)	618
Share-based expense	1,651	1,396
Balance at end of period	$36,371	$29,055

Retained earnings
Balance at beginning of period	$348,477	$375,137
Net loss for the period	(2,014)	(16,115)
Dividends ($0.11 per share in 2009 and 2008)	(1,443)	(1,495)
Balance at end of period	$345,020	$357,527

Accumulated other comprehensive loss
Balance at beginning of period	$(1,328)	$(971)
Currency translation adjustment	(854)	17
Change in cash flow hedges, net of tax	(131)	(595)
Balance at end of period	$(2,313)	$(1,549)

Shareholders’ equity	$423,831	$444,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of Canada. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans,  and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer EU Ltd., based in the United Kingdom, provides institutional equities brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer EU Ltd. began operations on September 5, 2008. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 included in its Annual Report on Form 10-K for the year then ended.

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform with current presentation. Total revenue, total expenses, loss before income taxes, income tax benefit and net loss for the period were not affected. See note 10 for further discussion.

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

2. New Accounting Pronouncements

Recently Issued

On April 9, 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS No. 157-4”).  FAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FAS No. 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FAS No. 157-4 in the second quarter of 2009 is not expected to affect the Company’s financial condition, results of operations or cash flows.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”(“FAS No. 107-1”) which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FAS No. 157-4, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  Since FAS No. 107-1 requires only additional disclosures about the fair value of financial instruments, the Company’s adoption of FAS No. 107-1 in the second quarter of 2009 is not expected to affect the Company’s financial condition, results of operations or cash flows.

Recently Adopted

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 1, 2008.

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after

November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company adopted FSP No. 140-3 in the first quarter of 2009 which did not have an impact on its financial condition, results of operations and cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” .FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company has adopted SFAS No. 161. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On October 10, 2008 the FASB issued FSP FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157–3). FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157–3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Earnings (loss) per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three months ended March 31,
	2009	2008
Basic weighted average number of shares outstanding	13,072,097	13,563,192
Net dilutive effect of warrants, treasury method (1)	-	-
Net dilutive effect of share-based awards, treasury method (2)	-	-
Diluted weighted average number of shares outstanding	13,072,097	13,563,192

Net loss for the period	$(2,014)	$(16,115)

Basic loss per share	$(0.15)	$(1.19)
Diluted loss per share	$(0.15)	$(1.19)

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three months ended March 31, 2009 and 2008, the effect of the warrants is anti-dilutive.

(2)

For the three months ended March 31, 2009 and 2008, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 810,464 and 1,324,724 Class A Shares granted under share-based compensation arrangements.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	March 31, 2009	December 31, 2008
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$194,595	$192,980
Receivable from brokers	22,529	27.517
Securities failed to deliver	24,559	17,965
Clearing organizations	14,359	14,318
Omnibus accounts	12,758	8,233
Other	8,158	17,222
	$276,958	$278,235

	March 31, 2009	December 31, 2008
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$196,904	$114,919
Securities failed to receive	34,151	31,502
Clearing organizations and other	255	13,227
	$231,310	$159,648

5. Financial instruments

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	March 31, 2009		December 31, 2008
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$14,622	$380	$20,751	$1,212
Corporate debt and other obligations	25,623	9,625	23,667	6,370
Mortgage and other asset-backed securities	11,806	72	7,535	4
Municipal obligations	23,588	1,052	15,051	1,024
Convertible bonds	16,669	4,409	19,730	3,806
Corporate equities	40,758	15,949	33,959	14,595
Other	6,738	410	6,786	443
Total	$139,804	$31,897	$127,479	$27,454

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2009 are corporate equities with estimated fair values of approximately $10.0 million ($10.7 million at December 31, 2008), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Municipal Obligations

The fair value of municipal obligations is estimated using recently executed transactions, broker quotations, and bond spread information. These obligations are generally categorized in Level 2 of the fair value hierarchy.

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

Other

The Company holds Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds with interest rates that reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARPS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the auction rate securities market experiencing failed auctions.  Once the auctions failed, the ARPS could no longer be valued using observable prices set in the auctions.  As a result, the Company has resorted to less observable determinants of the fair value of ARPS including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding auction rate securities. The failure of auctions has resulted in a Level 3 categorization of ARPS in the fair value hierarchy.

Investments

In its role as general partner in certain hedge funds and private equity funds, the Company holds direct investments in such funds.  The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.  Due to the illiquid nature of these investments and difficulties in obtaining observable inputs, these investments are included in Level 3 of the fair value hierarchy.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk.   Exchange-traded derivatives, namely U.S. Treasury futures, are valued based on quoted prices from the exchange and are categorized as Level 1 of the fair value hierarchy.  Over-the-counter derivatives, namely interest rate swap and interest rate cap contracts, are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third-party borrowers identified by the Company.  The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy.  The Company also purchases and sells loans in its proprietary trading book where CIBC provides the financing through a loan trading facility.  The Company uses broker quotations to determine the fair value of loan positions held which are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Amounts are expressed in thousands of dollars.

	Fair Value Measurements
	As of March 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$ 14,680	$ -	$ -	$ 14,680
Securities segregated for regulatory and other purposes	22,992	-	-	22,992
Deposits with clearing organizations	7,994	-	-	7,994
Securities owned:
U.S. Government, agency and sovereign
obligations	14,622	-	-	14,622
Corporate debt and other obligations	-	25,623	-	25,623
Mortgage and other asset-backed securities	-	9,309	2,497	11,806
Municipal obligations	-	23,588	-	23,588
Convertible bonds	-	16,669	-	16,669
Corporate equities	38,884	1,874	-	40,758
Other	1,413	-	5,325	6,738
Securities owned, at fair value	54,919	77,063	7,822	139,804
Investments (1)	246	22,587	12,031	34,864
Derivative contracts (2)	126	1,785	-	1,911
Total	$ 100,957	$ 101,435	$ 19,853	$ 222,245

Liabilities:
Securities sold, but not yet purchased:
U.S. Government, agency and sovereign
obligations	$ 380	$ -	$ -	$ 380
Corporate debt and other obligations	-	9,625	-	9,625
Mortgage and other asset-backed securities	-	72	-	72
Municipal obligations	-	1,052	-	1,052
Convertible bonds	-	4,409	-	4,409
Corporate equities	13,741	2,208	-	15,949
Other	35	-	375	410
Securities sold, but not yet purchased	14,156	17,366	375	31,897
Derivative contracts (3)	-	2,556	45	2,601
Total	$ 14,156	$ 19,922	$ 420	$ 34,498

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3) Included in payable to brokers and clearing organizations (Levels 1 and 2) and accounts payable and other liabilities (Level 3) on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement
	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$ 8,627	$ -	$ -	$ 8,627
Securities segregated for regulatory and other purposes	11,499	-	-	11,499
Deposits with clearing organizations	8,295	-	-	8,295
Securities owned:
U.S. Government, agency and
sovereign obligations	17,738	3,013	-	20,751
Corporate debt and other obligations	-	23,667	-	23,667
Mortgage and other asset-backed
securities	-	5,925	1,610	7,535
Municipal obligations	-	15,051	-	15,051
Convertible bonds	-	18,915	815	19,730
Corporate equities	33,959	-	-	33,959
Other	1,461	-	5,325	6,786
Securities owned, at fair value	53,158	66,571	7,750	127,479
Investments (1)	597	19,121	12,085	31,803
Derivative contracts (2)	-	71	-	71
Total	$ 82,176	$ 85,763	$ 19,835	$ 187,776

Liabilities:
Securities sold, but not yet purchased:
U.S. Government, agency and
sovereign obligations	$ 1,212	$ -	$ -	$ 1,212
Corporate debt and other obligations	-	6.370	-	6,370
Mortgage and other asset-backed
securities	-	4	-	4
Municipal obligations	-	1,024	-	1,024
Convertible bonds	-	3,806	-	3,806
Corporate equities	14,595	-	-	14,595
Other	68	-	375	443
Securities sold, but not yet purchased, at fair value	15,875	11,204	375	27,454
Derivative contracts (3)	341	2,373	2,516	5,230
Total	$ 16,216	$ 13,577	$ 2,891	$ 32,684

(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the consolidated balance sheet.
(3) Included in payable to brokers and clearing organizations (Levels 1 and 2) and accounts payable and other liabilities (Level 3) on the consolidated balance sheet.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending March 31, 2009 and 2008.

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended March 31, 2009
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Convertible bonds	$ 815	$ -	$ -	$ (691)	$ (124)	$ -
Mortgage and other asset-backed securities (1)	$ 1,610	(19)	(86)	1,033	(41)	2,497
Other(2)	$ 5,325	-	-	-	-	5,325
Investments (3)	$ 12,085	-	(144)	90	-	12,031

Liabilities:
Other (2)	$ (375)	-	-	-	-	(375)
Derivative contracts (4)	$ (2,516)	-	47	-	2,424	(45)

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.

(2) Represents auction rate preferred securities that failed in the auction rate market. Fair value approximates par due to strength in the underlying credits and the recent trend in issuer redemptions.

(3) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity, described below under Credit Concentrations.  Amount transferred out during period represents loan position moved into secondary loan trading portfolio (see “Fair Value Option” disclosure below for more information).

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended March 31, 2008
	Opening Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Corporate debt and other obligations	-	-	-	$122	-	$122
Mortgage and other asset-backed securities (1)	$881	$1	$(55)	$1,144	-	$1,971
Money market instruments (2)	-	-	-	$5,622	-	$5,622
Investments (3)	$1,820	$42	$(23)	$228	-	$2,067

Liabilities:
Money market instruments (2)	-	-	-	$650	-	$650

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.

(2) Represents auction rate preferred securities that failed in the auction rate market. Fair value approximates par due to strength in the underlying credits and the recent trend in issuer redemptions.

(3) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

Fair Value Option

The Company adopted the provisions of SFAS 159 effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at March 31, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $760,000 and is categorized in Level 2 of the fair value hierarchy.

Fair Value of Derivative Instruments

The Company adopted the provisions of SFAS 161 effective January 1, 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes.  Risks managed using derivative instruments include interest rate risk and, to a lesser extent, foreign exchange risk.  Interest rate swaps and interest rate caps are entered into to manage the Company’s interest rate risk associated with floating-rate borrowings.  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  In accordance with SFAS 133, the Company designates interest rate swaps and interest rate caps as cash flow hedges of floating-rate borrowings.

Cash flow hedges used for asset and liability management

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges under SFAS 133.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2009, the effective portion of the net gain on the interest rate swaps net of tax was approximately $250,000 and this amount has been recorded as other comprehensive loss on the condensed consolidated statement of comprehensive loss.  There was no ineffective portion as at March 31, 2009. The interest rate swaps had a weighted-average fixed interest rate of 5.44% and a weighted-average maturity of 0.8 years at March 31, 2009.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge under SFAS 133.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2009, the effective portion of the net loss on the interest rate cap, net of tax, was approximately $381,000 and this amount has been recorded as other comprehensive loss on the condensed consolidated statement of comprehensive loss.  There was no ineffective portion as at March 31, 2009. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At March 31, 2009, the Company had 300 open short contracts for 10-year U.S. Treasury notes used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments with a fair value of $31.2 million.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market.  TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See Fair Value of Derivative Instruments tables below for TBA’s outstanding at March 31, 2009.

The notional amounts and fair values of the Company’s derivatives at March 31, 2009 by product were as follows:

Dollar amounts are expressed in thousands.

	Fair Value of Derivative Instruments
	As of March 31, 2009
	Type	Balance Sheet Location	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Caps	Receivable from brokers and clearing organizations	$100,000	$1,729
Derivatives not designated as hedging instruments under SFAS 133:
Commodity contracts	U.S. Treasury Futures	Securities owned	$30,000	$126
Foreign exchange contracts	Options	Other assets	1,050	17
Other contracts	TBA's	Receivable from brokers and clearing organizations	42,534	39
			$73,584	$182
Total assets			$173,584	$1,911

Fair Value of Derivative Instruments
As of March 31, 2009
Type	Balance Sheet Location	Notional	Fair Value

Liabilities:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Swaps	Payables to brokers and clearing organizations	$47,000	$1,901
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Forwards	Accounts payable and other liabilities	$ 800	$ 17
Credit contracts	Excess retention(1)	Accounts payable and other liabilities	448	45
Other contracts	TBA's	Payables to brokers and clearing organizations	43,156	638
			$ 44,404	$ 700
Total liabilities			$ 91,404	$ 2,601

(1) See “Credit Concentrations” section below for description of derivative financial instruments.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended March 31, 2009.

		Recognized in Income on Derivatives		Recognized in OCI on Derivatives (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)(2)
SFAS 133 Hedging Relationship:	Type	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps	N/A	$ -	$ 250	Interest Expense	$ (468) -
	Caps	N/A	-	(381)	None	-

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	78	-	None	-
Foreign exchange contracts	Forwards	Other revenue	-	-	None	-
	Options	Other revenue	-	-	None	-
Other contracts	TBA's	Principal transaction revenue	-	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention(1)	Principal transaction revenue	47		None	-
Total			$ 125	$ (131)		$ (468)

(1) See “Credit Concentrations” section below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three-months ended March 31, 2009.

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

The Company receives collateral in connection with securities borrowed transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At March 31, 2009, the fair value of securities received as collateral under securities borrowed transactions was $184.1 million, of which the Company has re-pledged approximately $82.5 million under securities loaned transactions.

The Company pledges certain of its securities owned for securities lending and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.0 million as at March 31, 2009 ($1.9 million at December 31, 2008). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $43.4 million as at March 31, 2009.

The Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. One of the Company's funds in which it acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of March 31, 2009, Lehman Brothers International (Europe) held securities with a fair value of $5.0 million that were segregated and not re-hypothecated.

At March 31, 2009, the Company had available collateralized and uncollateralized letters of credit of $154.2 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of March 31, 2009 are receivables from four major U.S. broker-dealers totaling approximately $109.9 million.

The Company participates in Loan Syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $74.9 million and had Excess Retention of $474,300 as of March 31, 2009.  The Company recorded an unrealized loss of $234,700 on mark-to-market exposures related to Excess Retention as of March 31, 2009.

The Company has clearing arrangements with Pershing LLC (foreign securities) and with R.J. O’Brien & Associates (commodities transactions).  These clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2009, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company serves as general partner of private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients.  The Company holds variable interests in these funds as a result of its rights to receive management and incentive fees. The Company’s investment in and additional capital commitments to these private equity funds are also considered variable interests. The Company's additional capital commitments are limited in amount and subject to call at a later date.

The Company assesses whether it is the primary beneficiary of the private equity funds in which it holds a variable interest in the context of the total general ($1.6 million) and limited partner ($130.4m) interests held in these funds by all parties. In each instance the Company has determined that it is not the primary beneficiary and therefore need not consolidate the private equity fund. The Company’s general partnership interests ($1.6 million at March 31, 2009) represent its maximum exposure to loss and are included in other assets on the condensed consolidated balance sheet.  In addition, the Company has additional capital commitments to these funds of $1.3 million at March 31, 2009 (for further information see note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate	March 31, 2009

Senior Secured Credit Note (a)	7/31/2013	5.96%	$37,703

Subordinated Note (b)	1/31/2014	6.69%	$100,000

(a) In 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent.  In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 5.00 at March 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.10 at March 31, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009, and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At March 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2009 was 5.96%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2009 on the Senior Secured Credit Note was $710,200 ($1.6 million for the three months ended March 31, 2008). On March 31, 2009, the Company made a repayment of principal in the amount of $10.0 million bringing the outstanding balance to $37.7 million. Of the $37.7 million principal amount outstanding at March 31, 2009, $5.7 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of certain capital markets businesses from CIBC (the “New Capital Markets Business”), CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.90 at March 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.75 at March 31, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At March 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2009 was 6.69%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2009, on the Subordinated Note was $1.7 million ($1.6 million for the three months ended March 31, 2008).

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended March 31,
	2009	2008
Class A Shares outstanding, beginning of period	12,899,465	13,266,596
Issued pursuant to the share-based compensation plans	119,527	247,012
Repurchased and cancelled pursuant to the issuer bid	(50,000)	-
Class A Shares outstanding, end of period	12,968,992	13,513,608

8. Net capital requirements

The Company's broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2009, the net capital of Oppenheimer as calculated under the Rule was $185.0 million or 23.80% of Oppenheimer's aggregate debit items. This was $169.5 million in excess of the minimum required net capital. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2009, Freedom had net capital of $4.4 million, which was $4.2 million in excess of the $250,000 required to be maintained at that date.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

10. Reclassification of prior period revenue

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform with the current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Three months ended March 31, 2008
	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$124,548	$131,308
Investment banking	$22,963	$16,203

The change reflects a reclassification of gross credits derived from secondary trading in municipal securities from investment banking to commissions.  Gross credits related to municipal securities where the Company participates in the syndicate continue to be classified as part of investment banking.

11. Segment information

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel, Hong Kong, and Latin America.   Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Amounts are expressed in thousands of dollars.

	Three months ended March 31,
	2009	2008
Revenue:
Private Client	$114,928	$146,496
Capital Markets	76,176	66,660
Asset Management	11,256	17,522
Other	2,905	1,197
Total	$205,265	$231,875

Profit (loss) before income taxes:
Private Client	$2,501	$12,238
Capital Markets	(5,615)	(39,126)
Asset Management	782	2,939
Other	(490)	(2,840)
Total	$(2,822)	$(26,789)

12. Subsequent events

(a) On April 23, 2009, a cash dividend of U.S. $0.11 per share (totaling $1.5 million) was declared payable on May 29, 2009 to Class A and Class B shareholders of record on May 15, 2009.

(b) On May 8, 2009, the Company’s shareholders will vote on a proposal by management to move the Company’s jurisdiction of incorporation from Canada to Delaware. The proposal for continuance is subject to approval by at least two-thirds of the votes cast by the holders or the Company’s Class A and Class B Shares, voting together as a single class, whether in person or by proxy at a meeting if a quorum, or a majority of the total outstanding Class A Shares and Class B Shares, are present. Dissenting shareholders have the right to be paid the fair value of their shares under Section 190 of the Canada Business Corporations Act. The Company’s Board of Directors has reserved the right to terminate or abandon the continuance at any time prior to its effectiveness, notwithstanding shareholder approval, if it determines for any reason that the consummation of the continuance would be inadvisable or not in the best interests of the Company or its shareholders.

If the continuance is approved, the Company will be subject to a separate corporate emigration tax imposed equal to the amount by which the fair market value of all of its property immediately before the continuance exceeds the aggregate of the Company’s liabilities at that time (other than dividends payable and taxes payable in connection with this emigration tax) and the amount of paid-up capital on all of the Company’s issued and outstanding shares. With the assistance of professional advisors, the Company has reviewed its assets, liabilities, paid-up capital and other tax balances and assuming that the market price of the Class A Shares does not exceed $13.50 per share and that the exchange rate of the Canadian dollar to the U.S. dollar is CDN $1.00 equals $0.80, it is anticipated that Canadian income taxation arising on the continuance would not exceed $4.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, securities lending activities, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at March 31, 2009, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2009 totaled approximately $48.1 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing. At March 31, 2009, client assets under management by the asset management groups totaled $11.5 billion.  At March 31, 2009, the Company employed 3,576 employees (3,509 full time and 67 part time), of whom approximately 1,766 were registered personnel, including approximately 1,445 financial advisers.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2008. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2009, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The three months ended March 31, 2009 were marked by an extremely volatile market environment. Credit market disruptions continued throughout the quarter, fed by the longest and most serious recession in over 50 years. Confidence began to return in March with equity markets rallying and liquidity returning to some areas of the markets. U.S. unemployment approached a post-WWII high and low consumer confidence has substantially restricted the economy’s ability to recover. The infusion of significant government assistance to the banks and financial sector as well as historic levels of government spending are likely to bring some relief over the next several quarters and limit further erosion as the housing and other real estate markets try to find an equilibrium point. Investor confidence should follow trends in the banking sector and market conditions should begin to improve over the balance of the year.

Interest rate changes impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the Federal Funds target rate, average interest rates were lower for the three months ended March 31, 2009 compared to the same period in 2008. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

It is anticipated that the issues described in the immediately preceding two paragraphs will continue to affect issuance, pricing and activity levels of the leveraged loan market which in turn will affect merger and acquisition activity, security issuance by corporations and public issuers and will significantly hamper investment banking activity and thus negatively impact the business of the Company.

As previously reported, the Company acquired a major part of CIBC World Markets’ U.S. Capital Markets Businesses on January 14, 2008, including U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading, Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related Israeli and United Kingdom equities business (the “New Capital Markets Business”).  The New Capital Markets Business, including the operations acquired in the United Kingdom along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions, were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. As previously reported, the results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price.

As previously reported, the Company is not involved in the sub-prime mortgage business, Commercial Mortgage Backed Securities (CMBS), or Credit Default Swaps (CDS) and does not have any exposure to those financial instruments as a result of its recent acquisition or otherwise.

As reported, for a number of years, the Company has offered auction rate securities (“ARS”) to its clients. A significant portion of the market in auction rate securities ‘failed’ in February 2008 because, in the current credit market conditions, dealers are no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for auction rate securities nor does it have a significant exposure in its proprietary accounts. Recently, some of these auction rate securities have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. However, in excess of fifty percent of the overall ARS issued into the ARS market remain outstanding. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. There has been pressure by regulators for financial services firms to redeem ARS held by clients. Large firms who were underwriters and auction agents for failed ARS (as well as some smaller firms that were not underwriters or auction agents) have made settlements with regulators generally involving the redemption of ARS with their own funds for some classes of firm clients. Other firms, such as the Company, who were not underwriters or auction agents, have not made such settlements and their clients continue to hold ARS where they have not been redeemed by the issuers of the securities.

The Company continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company is reviewing various programs initiated by the U.S. government to restore liquidity to the markets. The Company has taken or is considering taking various actions to facilitate the purchase of client-held ARS including filing an amendment to the charter of Oppenheimer Trust Company to become a depository bank eligible for FDIC insurance as well as to obtain access to the US Federal Reserve Discount Window; filing an application with the FDIC for Oppenheimer Trust Company to obtain deposit insurance; and filing applications on behalf of Oppenheimer Trust Company and Oppenheimer Holdings to participate in the US Treasury Capital Purchase Program.  The Company believes that one or more of these programs might lead to a solution to bring liquidity to client-held ARS. In addition, the Company is considering applying to become a bank holding company.  On May 8, 2009, the Company’s shareholders will vote to move the Company’s jurisdiction of incorporation from Canada to Delaware. If approved, the change would, among other things, potentially allow the Company to avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies.

The Company believes that one or more of these programs might under certain circumstances provide the liquidity necessary to permit the Company to redeem ARS from its clients.  See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008” and “Factors Affecting ‘Forward-Looking Statements.”

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

 Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.  Recent events connected to the worldwide credit crisis, has made it highly likely the self-regulatory framework for financial institutions will be changed in the United States. The changes are likely to significantly reduce leverage available to financial institutions and increase the transparency of risks taken by such institutions to regulators and investors. It is impossible to presently predict the nature of such rulemaking, but when enacted such regulations will likely reduce returns earned by financial service providers.

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

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers are required to certify that their companies have processes in place to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so on March 18, 2009.

Other Regulatory Matters

On April 17, 2008, Oppenheimer received an invitation from the SEC to make a “Wells Submission” with respect to its activities as a broker-dealer in connection with Oppenheimer’s supervision of a former retail financial advisor’s dealings with a single institutional customer and the commissions earned with respect thereto. On February 24, 2009, the SEC issued an order (“Settlement Order”) accepting settlement of this matter.  In addition, Oppenheimer, without admitting or denying the allegations of the Complaint agreed to the payment of a fine in the amount of $850,000 and agreed to undertake (i) to review its policies, procedures and systems and regarding the capture and reviewing of electronic communications by its employees and (ii) within ninety days of the issuance of the Settlement Offer, submit a report to the SEC describing the review performed and the conclusions and changes made.

Oppenheimer has been responding to the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of auction rate securities (“ARS”).  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The Company is continuing to cooperate with the investigating entities. On November 18, 2008, the Massachusetts Securities Division filed an Administrative Complaint (the “Complaint”), captioned In the Matter of Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White, Docket No. 2008-0080, alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleges, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  The Complaint also alleges that key Oppenheimer executives and Auction Rate Department personnel sold their personal ARS holdings while in possession of information that the entire ARS market was in danger of failing and that those individuals failed to disclose this information to investors.  The Massachusetts Securities Division seeks various forms of relief including an order requiring Oppenheimer to offer rescission to residents of Massachusetts of sales of ARS at par and requiring Oppenheimer to make full restitution to investors who have already sold their ARS below par. The Division also seeks an order revoking the Massachusetts registration of the Chairman of Oppenheimer as a broker-dealer agent and requiring Oppenheimer and the named executives and other personnel to pay an administrative fine in an amount to be determined.  Oppenheimer and all individual respondents have filed an answer to the Complaint denying that the allegations in the Complaint have any basis in fact or law.  All respondents intend to vigorously defend against the allegations in the Complaint.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment increased as a result of the Company’s need to build out its platform to accommodate the New Capital Markets Business but such expansion has been completed. The Company believes that internally-generated funds from operations are sufficient to finance its expenditure program.

Results of Operations

The Company recorded a net loss for the three months ended March 31, 2009 of $2.0 million or $0.15 per share compared to net loss of $16.1 million or $1.19 per share in the same period of 2008. Revenue for the three months ended March 31, 2009 was $205.3 million compared to $231.9 million for the same period in 2008, a decrease of 11%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three months ended March 31,
	2009 versus 2008
	Period to Period Change	Percentage Change

Revenue -
Commissions	$(7,512)	-6%
Principal transactions, net	14,862	+150%
Interest	(10,498)	-58%
Investment banking	(7,611)	-47%
Advisory fees	(19,340)	-35%
Other	3,489	256%
Total revenue	(26,610)	-11%

Expenses -
Compensation and related expenses	(31,734)	-18%
Clearing and exchanges fees	(2,031)	-26%
Communications and technology	2,780	+16%
Occupancy and equipment costs	1,559	+9%
Interest	(6,599)	-54%
Other	(14,552)	-44%
Total expenses	(50,577)	-20%
Loss before income taxes	23,967	-89%
Income tax benefit	(9,866)	+92%
Net loss	$14,101	-88%

Revenue

Revenue from commissions, interest, investment banking and advisory fees declined in the three months ended March 31, 2009 compared to the same period of 2008. Of particular significance were the declines in advisory fees (35%) and interest revenue (58%). Assets under management declined 30% to $11.5 billion at March 31, 2009 from $16.5 billion at March 31, 2008 which correlates with the decline in advisory fee revenue and is in line with overall market declines. The market decline and aversion to risk by clients also affected average customer debit balances which were 38% lower in the three months ended March 31, 2009 compared to the same period in 2008. That coupled with a decline of 300 basis points in interest rates resulted in lower margin interest revenues of $7.6 million over last year’s comparable period.  Commission revenues were 6% lower during the three month period ended March 31, 2009 compared to the comparable period in 2008 primarily due to significant declines in the equity markets during January and February 2009 which led to lower trading volumes.

Investment banking activities remained at significantly reduced levels resulting from companies’ limited access to credit and the lack of acceptance by the market of equity issuance throughout the period. Merger and acquisition activity also remained at low levels due to the inability to issue acquisition related debt and concerns over the health of the economy and corporate balance sheets. Municipal public finance activity also was significantly affected by credit and budgetary concerns for municipalities resulting in lower activity in this sector. Overall revenues from investment banking declined by 47% for the three months ended March 31, 2009 compared to the same period in 2008.

Principal trading profits increased 150% in the three months ended March 31, 2009 compared to the same period in 2008. These gains primarily resulted from the contribution of new institutional fixed income sales and trading professionals. Profits from trading increased significantly as a result of unprecedented volatility in the credit markets, widening spreads and the general lack of liquidity available to investors.

Other revenue increased 256% for the three months ended March 31, 2009 compared to the same period in 2008. Other revenue includes the change in the fair value of company-owned insurance policies that underpin the Company’s deferred compensation programs. Due to market conditions the fair value of these policies decreased $1.2 million in the three months ended March 31, 2009 compared to a decrease of $2.0 million for the same period in 2008, representing a net positive change of $800,000 comparing 2009 to 2008. In addition, other revenue reflects an increase of $1.1 million in income from sponsored FDIC covered deposits, introduced as a new product in 2008.

Expenses

Despite the lower revenues during a difficult period in the capital markets, the Company’s pre-tax results were positively impacted by the reduction in or elimination of many costs associated with its January 2008 acquisition.  The Company’s expenses for the three months ended March 31, 2009 decreased more than $50 million (approximately 20%) compared to the same period in 2008.  Cost savings achieved during the first quarter of 2009 were largely driven by lower deferred compensation ($11.6 million) and guaranteed bonus ($6.3 million) obligations to acquired employees.  Another contributing factor in the reduced expenses for the three months ended March 31, 2009 related to the migration of the acquired business to the Company’s platform in the second half of 2008 which resulted in a reduction in transitional support charges of $10.6 million while communication and technology costs increased by only $2.8 million compared to the same period in 2008.

The decline of 26% in clearing and exchange fees for the three months ended March 31, 2009 compared to the same period in 2008 primarily reflects the economies of transitioning the acquired businesses to the Company’s platform as well as the lower transaction volume in the three months ended March 31, 2009 compared to the same period in 2008.

The Company’s occupancy and communications costs increased 9% and 16%, respectively, in the three months ended March 31, 2009 compared to the same period in 2008, offsetting costs that were reflected as transition costs in the prior year which were included in other expenses on the condensed consolidated statement of operations.

Interest expense decreased 54% for the three months ended March 31, 2009 compared to the same period of 2008. The interest expense on the Company’s Senior Secured Credit Note declined by $890,000 for the three months ended March 31, 2009 compared to the same period in 2008 due to declining interest rates and payments of principal. Declining interest rates also reduced interest expense on the Subordinated Note issued in January 2008 by $734,000 for the three months ended March 31, 2009 compared to the same period in 2008.

Other expenses decreased 44% for the three months ended March 31, 2009 compared to the same period in 2008. The 2008 period included substantial transition costs related to the acquisition of the acquired businesses which have terminated, as described above. Such transition costs represent 84% of the decrease in other expenses in 2009 compared to 2008.  Fees paid to external portfolio advisors declined $2.2 million compared to the comparable period in 2008 which was partially offset by increases in bank charges of approximately $1.0 million related to clearing for the Company’s international operations.

The decrease in the Company’s effective tax rate for the three months ended March 31, 2009 was the result of the impact of losses in foreign jurisdictions for which no future tax benefit is accrued and the magnitude of non-deductible items on lower pre-tax operating results which was partially offset by favorable settlements with taxing authorities during the period.

Liquidity and Capital Resources

Total assets at March 31, 2009 decreased by 1% from December 31, 2008 levels primarily due to decreases in receivables from customers resulting from concerns throughout the credit markets with counter-party risk and due to customers paying down margin debt. The market environment that developed in 2008 and continues in 2009 in the wake of the failure of financial institutions and seizures in the credit markets, resulted in declining markets around the world and higher levels of risk.

The Company satisfies its need for short-term funds from internally generated funds, collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company’s longer term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of the Company's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets have made the availability of bank financing more challenging and more restrictive in recent months. At March 31, 2009, $33.0 million of such borrowings were outstanding compared to outstanding borrowings of $6.5 million at

December 31, 2008. At March 31, 2009, the Company had available collateralized and uncollateralized letters of credit of $154.2 million.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. Further the current environment is not conducive to most new financing and renegotiation of existing loans has become expensive and problematic. The infusion of significant government assistance to the banks and financial sector aims to mitigate these issues and there are indications that the availability of credit is beginning to ease.

In 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent.  In accordance with the Senior Secured Credit Note, the Company has provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 5.40 at March 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.10 at March 31, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. At March 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2009 was 5.96%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2009 on the Senior Secured Credit Note was $710,000 ($1.6 million for the three months ended March 31, 2008).  On March 31, 2009, the Company made a repayment of principal in the amount of $10.0 million bringing the outstanding balance to $37.7 million. Of this repayment, approximately $9.0 million was a voluntary repayment. Of the $37.7 million principal amount outstanding at March 31, 2009, $5.7 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of certain capital markets businesses from CIBC (the “New Capital Markets Business”), CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.90 at March 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.75 at March 31, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At March 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2009 was 6.69%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2009, on the Subordinated Note was $1.7 million ($1.6 million for the three months ended March 31, 2008).

Funding Risk

Amounts are expressed in thousands of dollars.

	For the three months ended March 31,
	2009	2008
Cash used in operating activities	$(15,539)	$(149,938)
Cash used in investing activities	(2,578)	(53,126)
Cash provided by financing activities	14,511	226,600
Net (decrease) increase in cash and cash equivalents	$(3,606)	$23,536

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the first quarter of 2009, the Company purchased 50,000 Class A Shares at an average price per share of $11.18 pursuant to the Normal Course Issuer Bid.

During the first quarter of 2009, the Company issued 119,527 Class A Shares pursuant to the Company’s share-based compensation programs.

On February 27, 2009, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling approximately $1.4 million from available cash on hand.

On April 24, 2009, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on May 29, 2009 to shareholders of record on May 15, 2009.

The book value of the Company’s Class A and Class B Shares was $32.43 at March 31, 2009 compared to $32.69 at March 31, 2008, a decrease of less than 1%, based on total outstanding shares of 13,068,672 and 13,613,288, respectively.

The basic and diluted weighted average number of Class A and Class B Shares outstanding for the three months ended March 31, 2009 was 13,072,097 compared to 13,563,192 outstanding for the same period in 2008.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 5 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations in connection with the acquisition of the New Capital Markets Business to make payments to CIBC in connection with deferred compensation earned by former CIBC employees as well as the earn-out to be paid in 2013.

The following table sets forth these contractual and contingent commitments as at March 31, 2009.

Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$170	$29	$71	$42	$28
Committed capital	3	3	-	-	-
Earn-out	25	-	-	25	-
Deferred compensation commitments (1)	49	18	31	-	-
Senior Secured Credit Note	38	6	18	14	-
Subordinated Note	100	-	-	100	-
Total	$385	$56	$120	$181	$28

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2009, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. In addition, an adverse result in any of the matters set forth below, each of which are at a preliminary stage, may have a material adverse effect on the Company’s financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

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

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.  On February 20, 2009 this action was consolidated with the action described in the paragraphs immediately below.

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously. On February 20, 2009 the Grossman action discussed above was consolidated with this action.

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

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to repurchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale. In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  In each of these cases, plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.   Each plaintiff in these cases bases its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Oppenheimer intends to vigorously defend against any such claims. Each of U.S. Airways and Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  Each is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al.  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The Statement of Claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has not filed its responsive pleadings, but intends to assert that it did not make any misrepresentations or omissions in its dealings with Hansen.  Further, as of this date, approximately $16 million of the $60 million Hansen held in ARS have been redeemed by their issuers.  Hanson is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

ITEM 1A. Risk Factors

During the three months ended March 31, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company repurchased 50,000 Class A Shares through the facilities of the New York Stock Exchange at an average price of $11.18 per share as follows:

Period in 2009	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Balance forward	-	-	600,000	50,000
February 20 to February 26	9,203	$10.12	609,203	40,797
March 23 to March 25	40,797	$11.42	650,000	0

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of Toronto, Ontario, Canada on this 7th day of May, 2009.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”_________________________

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”___________________________

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)