Form 10-Q
period 2009-06-30
OPPENHEIMER HOLDINGS INC
filed 2009-08-06
CIK 791963

As filed with the Securities and Exchange Commission on August 6, 2009

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___to___

Commission File Number: 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware

98-0080034

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

125 Broad Street

New York, New York  10004

(Address of principal executive offices)  (Zip Code)

(212) 668-8000

(Registrant’s telephone number, including area code)

20 Eglinton Avenue West, Suite 1110, Toronto Ontario Canada M4R 1K8

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 31, 2009 was 12,971,067 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2009	December 31, 2008
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$48,113	$46,685
Cash and securities segregated for regulatory and
other purposes	67,415	57,033
Deposits with clearing organizations	20,737	14,355
Receivable from brokers and clearing organizations	392,417	278,235
Receivable from customers, net of allowance for
doubtful accounts of $2.6 million ($2.0 million in 2008)	720,341	647,486
Income taxes receivable	7,181	12,647
Securities purchased under agreement to resell	161,399	-
Securities owned, including amounts pledged of $3.6 million
million ($1.9 million in 2008), at fair value	183,675	127,479
Notes receivable, net	63,828	53,446
Office facilities, net	24,998	27,224
Intangible assets, net	47,588	50,117
Goodwill	132,472	132,472
Other	93,856	82,405
	$1,964,020	$1,529,584

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2009	December 31, 2008
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$29,159	$52,565
Bank call loans	86,600	6,500
Payable to brokers and clearing organizations	437,022	159,648
Payable to customers	334,085	408,303
Securities sold under agreement to repurchase	169,780	-
Securities sold, but not yet purchased, at fair value	59,648	27,454
Accrued compensation	138,771	178,983
Accounts payable and other liabilities	131,338	112,031
Senior secured credit note	37,303	47,663
Subordinated note	100,000	100,000
Deferred income tax, net	1,280	4,538
Excess of fair value of acquired assets over cost	6,173	6,173
	1,531,159	1,103,858

Shareholders' equity
Share capital
Class A non-voting common stock (2009 – 12,971,067 shares issued and outstanding 2008 – 12,899,465 shares issued and outstanding)	44,648	43,520
Class B voting common stock
99,680 shares issued and outstanding	133	133
	44,781	43,653
Contributed capital	38,044	34,924
Retained earnings	350,712	348,477
Accumulated other comprehensive loss	(676)	(1,328)
	432,861	425,726
	$1,964,020	$1,529,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Expressed in thousands of dollars, except per share amounts
REVENUES:
Commissions	$142,713	$126,530	$266,509	$257,838
Principal transactions, net	30,201	19,228	54,942	29,107
Interest	8,668	17,126	16,190	35,146
Investment banking	21,909	36,348	30,501	52,551
Advisory fees	35,511	51,480	71,275	106,584
Other	11,722	5,529	16,572	6,890
	250,724	256,241	455,989	488,116
EXPENSES:
Compensation and related expenses	167,902	168,313	308,564	340,709
Clearing and exchange fees	6,735	8,473	12,473	16,241
Communications and technology	14,530	18,488	34,281	35,459
Occupancy and equipment costs	18,283	17,880	36,516	34,554
Interest	5,043	11,528	10,586	23,670
Other	25,255	29,374	43,415	62,086
	237,748	254,056	445,835	512,719
Profit (loss) before income taxes	12,976	2,185	10,154	(24,603)
Income tax provision (benefit)	5,846	539	5,038	(10,135)
Net profit (loss) for the period	$7,130	$1,646	$5,116	$(14,468)

Profit (loss) per share:
Basic	$0.55	$0.12	$0.39	$(1.07)
Diluted	$0.54	$0.12	$0.38	$(1.07)

Dividends declared per share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$7,130	$1,646	$5,116	$(14,468)
Other comprehensive income (loss):
Currency translation adjustment	535	494	(319)	511
Change in cash flow hedges, net of tax	170	659	420	64
Change in interest rate cap, net of tax	932	-	551	-
Comprehensive income (loss) for the period	$8,767	$2,799	$5,768	$(13,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2009	2008
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$5,116	$(14,468)
Adjustments to reconcile net profit ( loss) to net cash used in operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	6,381	5,584
Deferred income tax	(3,258)	(6,238)
Amortization of notes receivable	8,729	8,144
Amortization of debt issuance costs	571	690
Amortization of intangibles	2,529	2,527
Provision for doubtful accounts	539	26
Share-based compensation	6,759	(1,637)
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(10,382)	(11,202)
Deposits with clearing organizations	(6,382)	(35,904)
Receivable from brokers and clearing organizations	(114,182)	175,346
Receivable from customers	(73,394)	(182,120)
Income taxes receivable	5,466	(6,150)
Securities purchased under agreement to resell	(161,399)	-
Securities owned	(56,196)	(14,917)
Notes receivable	(19,111)	(16,791)
Other	(12,341)	35,276
Increase (decrease) in operating liabilities:
Drafts payable	(23,406)	(20,005)
Payable to brokers and clearing organizations	278,345	(140,978)
Payable to customers	(74,218)	44,805
Securities sold under agreement to repurchase	169,780	-
Securities sold, but not yet purchased	32,194	5,002
Accrued compensation	(42,137)	3,961
Accounts payable and other liabilities	19,307	68,530
Income taxes payable	-	(11,020)
Cash used in operating activities	(60,690)	(111,539)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Six months ended June 30,
	2009	2008
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(50,335)
Purchase of office facilities	(4,155)	(7,947)
Cash used in investing activities	(4,155)	(58,282)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B common stock	(2,881)	(2,994)
Issuance of Class A non-voting common stock	-	5,738
Repurchase of Class A non-voting common stock for cancellation	(559)	(9,437)
Tax benefit (shortfall) from share-based compensation	(27)	698
Issuance of subordinated note	-	100,000
Senior secured credit note repayments	(10,360)	(20,375)
Increase in bank call loans, net	80,100	127,300
Cash provided by financing activities	66,273	200,930

Net increase in cash and cash equivalents	1,428	31,109
Cash and cash equivalents, beginning of period	46,685	27,702
Cash and cash equivalents, end of period	$48,113	$58,811

Schedule of non-cash investing and financing activities:
Warrants issued	-	$10,487
Employee share plan issuance	$1,687	$2,046

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$7,730	$16,446
Cash paid during the periods for income taxes	$3,064	$8,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Six months ended June 30,
	2009	2008
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$43,653	$53,054
Issuance of Class A non-voting common stock	1,687	7,784
Repurchase of Class A non-voting common stock for cancellation	(559)	(9,437)
Balance at end of period	$44,781	$51,401

Contributed capital
Balance at beginning of period	$34,924	$16,760
Issuance of warrant to purchase 1 million Class A non-voting common shares	-	10,487
Vested employee share plan awards	(177)	(355)
Tax benefit (shortfall) from share-based awards	(27)	698
Share-based expense	3,324	3,154
Balance at end of period	$38,044	$30,744

Retained earnings
Balance at beginning of period	$348,477	$375,137
Net profit (loss) for the period	5,116	(14,468)
Dividends ($0.22 per share in 2009 and 2008)	(2,881)	(2,994)
Balance at end of period	$350,712	$357,675

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(1,328)	$(971)
Currency translation adjustment	(319)	511
Change in cash flow hedges, net of tax	420	64
Change in interest rate cap, net of tax	551	-
Balance at end of period	$(676)	$(396)

Shareholders’ equity	$432,861	$439,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer EU Ltd., based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer EU Ltd. began operations on September 5, 2008. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 included in its Annual Report on Form 10-K for the year then ended.

In June 2009, the Company significantly expanded its government trading operations and began financing those operations through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”).  Repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.  Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the conditions of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (“FIN 41”) have been met. FIN 41 permits the offsetting of amounts recognized as payables under repurchase agreements and amounts recognized as receivables under reverse repurchase agreements if the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform with current presentation. Total revenues, total expenses, profit (loss) before income taxes, income tax provision (benefit) and net profit (loss) for the period were not affected.

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

New Accounting Pronouncements

Recently Issued

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, SFAS 166 provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  SFAS 166 also has extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The standard will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adopting SFAS 166 on its financial condition, results of operations, and cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 amends the consolidation guidance for variable interest entities (“VIE’s) by requiring enterprises to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  SFAS 167 changes the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs.  In contrast to FIN 46(R), SFAS 167 requires an ongoing reconsideration of the primary beneficiary.  It also amends the events that trigger a reassessment of whether an entity is a VIE.  SFAS 167 expands upon the new disclosures required by FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  SFAS 167 is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited.  The transition requirements of SFAS 167 stipulate that assets, liabilities, and noncontrolling interests of the VIE be measured at their carrying amounts as if the statement had been applied from the inception of the VIE with any difference reflected as a cumulative effect adjustment.  The Company is currently evaluating the impact of adopting SFAS 167 on its financial condition, results of operations, and cash flows.

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

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to transactions entered into after the date of adoption. Early adoption is prohibited. The Company adopted FSP No. 140-3 in the first quarter of 2009 which did not have an impact on its financial condition, results of operations or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The Company has adopted SFAS No. 161. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the Company’s financial condition, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157–3”). FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157–3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On April 9, 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not affect the Company’s financial condition, results of operations or cash flows.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”(“FSP FAS 107-1”) which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Since FSP FAS 107-1 requires only additional disclosures about the fair value of financial instruments, the Company’s adoption of FSP FAS 107-1 did not affect the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is based on the same principles as those that currently exist in auditing standards with the addition of some new terminology.  The standard is effective for interim and annual periods ending after June 15, 2009.  Since SFAS 165 requires only additional disclosure, the Company’s adoption of SFAS 165 did not have an impact on its financial condition, results of operations or cash flows.

3. Earnings per share

Earnings per share was computed by dividing net profit (loss) by the weighted average number of shares of Class A non-voting common stock (“Class A Shares”) and Class B voting common stock (“Class B Shares”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Shares outstanding and the effects of warrants issued and Class A Shares granted under share-based compensation arrangements using the treasury stock method, if dilutive.

Earnings (loss) per share has been calculated as follows:

Amounts are expressed in thousands of dollars, except share and per share amounts

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	13,069,014	13,508,262	13,070,547	13,567,150
Net dilutive effect of warrants, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	214,486	140,941	365,162	-
Diluted weighted average number of shares outstanding	13,283,500	13,649,203	13,435,709	13,567,150

Net profit (loss) for the period	$7,130	$1,646	$5,116	$(14,468)

Basic earnings (loss) per share	$0.55	$0.12	$0.39	$(1.07)
Diluted earnings (loss) per share	$0.54	$0.12	$0.38	$(1.07)

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and six months ended June 30, 2009 and 2008, the effect of the warrants is anti-dilutive.

(2)

For the three and six months ended June 30, 2009, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 542,976 and 557,976 Class A Shares granted under share-based compensation arrangements (357,884 and 1,373,572, respectively, for the three and six months ended June 30, 2008).

During the second quarter of 2009, the Company sustained a one-time charge of approximately $2.0 million in the form of a departure tax payable to the government of Canada in connection with the move of the domicile of the corporation from Canada to the U.S. as well as approximately $1.3 million in professional fees related to this matter totaling $3.3 million on a pre-tax basis ($0.21 per share on an after tax basis), included in other expenses in the condensed consolidated statement of operations. This Canadian departure tax is not deductible for tax purposes which, as a result, negatively impacted the effective tax rate for the three and six month periods ended June 30, 2009.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	June 30, 2009	December 31, 2008
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$277,909	$192,980
Receivable from brokers	39,292	27,517
Securities failed to deliver	27,551	17,965
Clearing organizations	20,197	14,318
Omnibus accounts	14,249	8,233
Other	13,219	17,222
	$392,417	$278,235

	June 30, 2009	December 31, 2008
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$409,368	$114,919
Securities failed to receive	27,437	31,502
Clearing organizations and other	217	13,227
	$437,022	$159,648

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Amounts are expressed in thousands of dollars.

	June 30, 2009		December 31, 2008
	Owned	Sold	Owned	Sold

U.S. Government, agency and sovereign obligations	$29,781	$15,998	$20,751	$1,212
Corporate debt and other obligations	32,379	10,486	23,667	6,370
Mortgage and other asset-backed securities	8,025	235	7,535	4
Municipal obligations	54,222	1,453	15,051	1,024
Convertible bonds	19,679	9,070	19,730	3,806
Corporate equities	32,631	22,069	33,959	14,595
Other	6,958	337	6,786	443
Total	$183,675	$59,648	$127,479	$27,454

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2009 are corporate equities with estimated fair values of approximately $11.4 million ($10.7 million at December 31, 2008), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Other

The Company holds Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds with interest rates that reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARPS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the auction rate securities market experiencing failed auctions.  Once the auctions failed, the ARPS could no longer be valued using observable prices set in the auctions.  As a result, the Company has resorted to less observable determinants of the fair value of ARPS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding auction rate securities. The failure of auctions has resulted in a Level 3 categorization of ARPS in the fair value hierarchy.

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

Amounts are expressed in thousands of dollars.

	Fair Value Measurements
	As of June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$4,992	$-	$-	$4,992
Securities segregated for regulatory and other purposes	23,158	-	-	23,158
Deposits with clearing organizations	7,994	-	-	7,994
Securities owned:
U.S. Government, agency and sovereign
obligations	21,902	7,879	-	29,781
Corporate debt and other obligations	-	32,379	-	32,379
Mortgage and other asset-backed securities	-	5,906	2,119	8,025
Municipal obligations	-	54,222	-	54,222
Convertible bonds	-	19,679	-	19,679
Corporate equities	29,487	3,144	-	32,631
Other	1,633	-	5,325	6,958
Securities owned, at fair value	53,022	123,209	7,444	183,675
Investments (1)	260	25,816	13,782	39,858
Derivative contracts (2)	-	3,291	-	3,291
Total	$89,426	$152,316	$21,226	$262,968

Liabilities:
Securities sold, but not yet purchased:
U.S. Government, agency and sovereign
obligations	$15,946	$52	$-	$15,998
Corporate debt and other obligations	-	10,486	-	10,486
Mortgage and other asset-backed securities	-	25	210	235
Municipal obligations	-	1,453	-	1,453
Convertible bonds	-	9,070	-	9,070
Corporate equities	15,575	6,494	-	22,069
Other	12	-	325	337
Securities sold, but not yet purchased	31,533	27,580	535	59,648
Derivative contracts (3)	32	1,725	-	1,757
Total	$31,565	$29,305	$535	$61,405

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3) Included in payables to brokers and clearing organizations on condensed consolidated balance sheet

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Amounts are expressed in thousands of dollars.

	Fair Value Measurement
	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$ 8,627	$ -	$ -	$ 8,627
Securities segregated for regulatory and other purposes	11,499	-	-	11,499
Deposits with clearing organizations	8,295	-	-	8,295
Securities owned:
U.S. Government, agency and
sovereign obligations	17,738	3,013	-	20,751
Corporate debt and other obligations	-	23,667	-	23,667
Mortgage and other asset-backed
securities	-	5,925	1,610	7,535
Municipal obligations	-	15,051	-	15,051
Convertible bonds	-	18,915	815	19,730
Corporate equities	33,959	-	-	33,959
Other	1,461	-	5,325	6,786
Securities owned, at fair value	53,158	66,571	7,750	127,479
Investments (1)	597	19,121	12,085	31,803
Derivative contracts (2)	-	71	-	71
Total	$ 82,176	$ 85,763	$ 19,835	$ 187,774

Liabilities:
Securities sold, but not yet purchased:
U.S. Government, agency and
sovereign obligations	$ 1,212	$ -	$ -	$ 1,212
Corporate debt and other obligations	-	6,370	-	6,370
Mortgage and other asset-backed
securities	-	4	-	4
Municipal obligations	-	1,024	-	1,024
Convertible bonds	-	3,806	-	3,806
Corporate equities	14,595	-	-	14,595
Other	68	-	375	443
Securities sold, but not yet purchased, at fair value	15,875	11,204	375	27,454
Derivative contracts (3)	341	2,373	2,516	5,230
Total	$ 16,216	$ 13,577	$ 2,891	$ 32,684

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3) Included in payable to brokers and clearing organizations (Levels 1 and 2) and accounts payable and other liabilities (Level 3) on the condensed consolidated balance sheet.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ending June 30, 2009 and 2008.

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended June 30, 2009
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities (1)	$2,497	67	-	(445)	-	$2,119
Other(2)	5,325	-	-	-	-	5,325
Investments (3)	12,031	-	1,500	251	-	13,782

Liabilities:
Mortgage and other asset-backed securities (1)	$-	-	(5)	(205)	-	$(210)
Other (2)	(375)	-	-	50	-	(325)
Derivative contracts (4)	(45)	-	-	45	-	-

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

(5) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the six months ended June 30, 2009
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Convertible bonds	$815	(124)	-	(691)	-	$-
Mortgage and other asset-backed securities (1)	1,610	(34)	(1)	592	(48)	2,119
Other(2)	5,325	-	-	-	-	5,325
Investments (3)	12,087	-	1,357	338	-	13,782

Liabilities:
Mortgage and other asset-backed securities (1)	$-	-	(5)	(205)	-	$(210)
Other (2)	(375)	-	-	50	-	(325)
Derivative contracts (4)	(2,516)	-	-	2,516	-	-

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

(5) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the three months ended June 30, 2008
	Opening Balance	Realized Gains (Losses) (4)	Unrealized Gains (Losses) (4)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Corporate debt and other obligations	$122	-	-	(122)	-	$-
Mortgage and other asset-backed securities (1)	1,971	8	(294)	93	(680)	1,098
Other (2)	5,622	-	-	(250)	(22)	5,350
Investments (3)	2,067	-	-	139	-	2,206

Liabilities:
Other (2)	$(650)	-	-	275	-	$(375)

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

(4) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

Amounts are expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the six months ended June 30, 2008
	Opening Balance	Realized Gains (Losses) (4)	Unrealized Gains (Losses) (4)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities (1)	$881	8	(347)	628	(72)	$1,098
Other (2)	-	-	-	5,372	(22)	5,350
Investments (3)	1,820	42	-	344	-	2,206

Liabilities:
Other (2)	$-	-	-	275	(650)	$(375)

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

(4) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

Fair Value Option

The Company adopted the provisions of SFAS 159 effective January 1, 2008.  SFAS 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in the newly formed entity, OPY Credit Corp.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at June 30, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $888,000 which is categorized in Level 2 of the fair value hierarchy.

Fair Value of Derivative Instruments

The Company adopted the provisions of SFAS 161 effective January 1, 2009.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes.  Risks managed using derivative instruments include interest rate risk and, to a lesser extent, foreign exchange risk.  Interest rate swaps and interest rate caps are entered into to manage the Company’s interest rate risk associated with floating-rate borrowings.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  In accordance with SFAS 133, the Company designates interest rate swaps and interest rate caps as cash flow hedges of floating-rate borrowings.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges under SFAS 133.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and six months ended June 30, 2009, the effective portion of the net gain on the interest rate swaps, net of tax, was approximately $170,000 and $420,000, respectively, and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at June 30, 2009. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of 1 year at June 30, 2009.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge under SFAS 133.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and six months ended June 30, 2009, the effective portion of the net gain on the interest rate cap, net of tax, was approximately $932,000 and $551,000, respectively, and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at June 30, 2009. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At June 30, 2009, the Company had no open contracts.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "to-be-announced" or TBA market.  TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See Fair Value of Derivative Instruments tables below for TBA’s outstanding at June 30, 2009.

The notional amounts and fair values of the Company’s derivatives at June 30, 2009 by product were as follows:

Dollar amounts are expressed in thousands.

	Fair Value of Derivative Instruments
	As of June 30, 2009
	Type	Balance Sheet Location	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Caps	Receivable from brokers and clearing organizations	$100,000	$3,291
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Options	Other assets	$400	$-
Total assets			$100,400	$3,291

Liabilities:
Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Swaps	Payable to brokers and clearing organizations	$36,000	$1,616
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Forwards	Accounts payable and other liabilities	$800	$32
Other contracts	TBA's	Payable to brokers and clearing organizations	2,500	109
			3,300	141
Total liabilities			$39,300	$1,757

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended June 30, 2009.

		Recognized in Income on Derivatives		Recognized in OCI on Derivatives (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)(2)
SFAS 133 Hedging Relationship:	Type	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps	N/A	$ -	$ 170	Interest Expense	$ (385) -
	Caps	N/A	-	932	None	-

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	2,339	-	None	-
Foreign exchange contracts	Forwards	Other revenue	(32)	-	None	-
	Options	Other revenue	-	-	None	-
Other contracts	TBA's	Principal transaction revenue	-	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention(1)	Principal transaction revenue	-	-	None	-
Total			$ 2,307	$ 1,102		$ (385)

(1) See “Credit Concentrations” section below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three and six months ended June 30, 2009.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the six months ended June 30, 2009.

		Recognized in Income on Derivatives		Recognized in OCI on Derivatives (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)(2)
SFAS 133 Hedging Relationship:	Type	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps	N/A	$ -	$ 420	Interest Expense	$ (853) -
	Caps	N/A	-	551	None	-

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	2,417	-	None	-
Foreign exchange contracts	Forwards	Other revenue	(32)	-	None	-
	Options	Other revenue	-	-	None	-
Other contracts	TBA's	Principal transaction revenue	-	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention(1)	Principal transaction revenue	47	-	None	-
Total			$ 2,432	$ 971		$ (853)

(1) See “Credit Concentrations” section below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three and six months ended June 30, 2009.

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

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions, and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At June 30, 2009, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $266.5 million and $161.7 million, respectively, of which the Company has re-pledged approximately $128.5 million under securities loaned transactions and $149.7 million under repurchase agreements.

The Company pledges certain of its securities owned for securities lending, repurchase agreements, and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $3.6 million as at June 30, 2009 ($1.9 million at December 31, 2008). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $76.3 million as at June 30, 2009.

The Company manages credit exposure arising from repurchase and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate and the right to offset a counterparty’s rights and obligations.  The Company also monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. One of the Company's funds in which it acts as a general partner and also owns a limited partnership interest, utilized Lehman Brothers International (Europe) as a prime broker.  As of June 30, 2009, Lehman Brothers International (Europe) held securities with a fair value of $6.1 million that were segregated and not re-hypothecated.

At June 30, 2009, the Company had available collateralized and uncollateralized letters of credit of $147.2 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of June 30, 2009 are receivables from three major U.S. broker-dealers totaling approximately $153.3 million.

The Company participates in Loan Syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $74.4 million and had nil in Excess Retention as of June 30, 2009.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Association of Securities Dealers (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  The clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2009, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Variable Interest Entities (VIEs)

FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”, applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

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

The Company assesses whether it is the primary beneficiary of the private equity funds in which it holds a variable interest in the context of the total general ($1.6 million) and limited partner ($130.6 million) interests held in these funds by all parties. In each instance the Company has determined that it is not the primary beneficiary and therefore need not consolidate the private equity fund. The Company’s general partnership interests ($1.6 million at June 30, 2009) represent its maximum exposure to loss and are included in other assets on the condensed consolidated balance sheet.  In addition, the Company has additional capital commitments to these funds of $1.3 million at June 30, 2009 (for further information see note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at June 30, 2009	June 30, 2009	December 31, 2008

Senior Secured Credit Note (a)	7/31/2013	5.72%	$37,303	$47,663

Subordinated Note (b)	1/31/2014	6.46%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.45 at June 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.70 at June 30, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009, and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At June 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended June 30, 2009 was 5.72%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2009 on the Senior Secured Credit Note was $545,200 and $1.3 million, respectively ($1.3 million and $3.0 million, respectively for the three and six months ended June 30, 2008). On June 30, 2009, the Company made a scheduled repayment of principal in the amount of $400,000 bringing the outstanding balance to $37.3 million. Of the $37.3 million principal amount outstanding at June 30, 2009, $5.8 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.25 at June 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.40 at June 30, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At June 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended June 30, 2009 was 6.46%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2009, on the Subordinated Note was $1.6 million and $3.3 million, respectively ($1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2008).

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Class A Shares outstanding, beginning of period	12,968,992	13,513,608	12,899,465	13,266,596
Issued pursuant to the share-based compensation plans	2,075	35,782	121,602	282,794
Repurchased and cancelled pursuant to the issuer bid	-	(308,976)	(50,000)	(308,976)
Class A Shares outstanding, end of period	12,971,067	13,240,414	12,971,067	13,240,414

8. Net capital requirements

The Company's broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2009, the net capital of Oppenheimer as calculated under the Rule was $178.9 million or 19.2% of Oppenheimer's aggregate debit items. This was $160.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2009, Freedom had net capital of $4.6 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.

At June 30, 2009, the regulatory capital of Oppenheimer EU Limited was $1.7 million which was $134,000 in excess of the $1.6 million required to be maintained at that date. Oppenheimer EU Limited computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by such employee-owned securities.

10. Prior period items

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform with the current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

	Three months ended June 30, 2008		Six months ended June 30, 2008
	As reported	Reclassified	As reported	Reclassified
Expressed in thousands of dollars
REVENUE:
Commissions	$119,390	$126,530	$243,938	$257,838
Investment banking	$43,488	$36,348	$66,451	$52,551

The change reflects a reclassification of gross credits derived from secondary trading in municipal securities from investment banking to commissions.  Gross credits related to municipal securities where the Company participates in the syndicate continue to be classified as part of investment banking.

The Company identified certain under/over accruals in communications and technology expenses relating to prior periods which the Company has adjusted in the current period.  These out-of-period adjustments, which were not significant to any prior period, resulted in a decrease of communication and technology expenses of $955,000 and $147,000 for the three and six months ended June 30, 2009, respectively.

11. Goodwill

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

SFAS 142 requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.   As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an impairment analysis between annual tests as of September 30, 2008 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2008. Neither of the impairment analyses resulted in impairment charges. Despite a significant rebound in the market capitalization during the six-month period ended June 30, 2009, the market capitalization was still trading at a discount to book value and, as a result, the Company performed an interim goodwill impairment analysis as of June 30, 2009.

The Company’s goodwill impairment analysis performed at June 30, 2009 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2008 (see Note 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).  Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of June 30, 2009. Despite the difficult operating environment over the past year, the PCD operating segment continued to produce strong revenues, cash flows, and earnings in the trailing-twelve-month period ended June 30, 2009, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business.

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

Amounts are expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Private Client	$133,123	$143,395	$248,051	$289,892
Capital Markets	101,544	90,620	177,721	157,280
Asset Management	12,659	16,067	23,914	33,588
Other	3,398	6,159	6,303	7,356
Total	$250,724	$256,241	$455,989	$488,116

Profit (loss) before income taxes:
Private Client	$3,467	$19,303	$5,969	$31,542
Capital Markets	4,905	(18,167)	(710)	(57,293)
Asset Management	2,911	3,168	3,693	6,107
Other	1,693	(2,119)	1,202	(4,959)
Total	$12,976	$2,185	$10,154	$(24,603)

13. Subsequent events

On July 30, 2009, the Company announced a cash dividend of U.S. $0.11 per share (totaling $1.4 million) payable on August 28, 2009 to Class A and Class B shareholders of record on August 14, 2009.

The Company has performed an evaluation of subsequent events through August 6, 2009, the filing date of this Quarterly Report on Form 10-Q.

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

Oppenheimer Holdings Inc. (the Company”) engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, securities lending activities, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”)  and Oppenheimer Asset Management (“OAM”). As at June 30, 2009, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2009 totaled approximately $55.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston Financial Corporation is engaged in mortgage brokerage and servicing. At June 30, 2009, client assets under management by the asset management groups totaled $13.6 billion.  At June 30, 2009, the Company employed 3,619 employees (3,542 full time and 77 part time), of whom approximately 1,843 were registered personnel, including approximately 1,490 financial advisers.

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

During the three months ended June 30, 2009, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The U.S economy may be starting to emerge from the most severe recession in the last 50 years, although unemployment numbers continue to grow. Historic levels of government spending and actions taken to stabilize the financial sector appear likely to result in increased economic activity over the next several quarters and also begin to limit further erosion in the valuation of housing and other real estate. Improvements in consumer confidence should continue over the balance of the year and that should begin to moderate market volatility and lead to further improvement in market conditions.

Interest rate changes impact the Company’s fixed income businesses as well as its cost of borrowed funds. As a result of the Federal Reserve’s reductions in the Federal Funds target rate, average interest rates were lower for the three and six months ended June 30, 2009 compared to the same periods in 2008. Management constantly monitors its exposure to interest rate fluctuations to mitigate risk of loss in volatile environments.

It is anticipated that the issues described in the immediately preceding two paragraphs will continue to affect issuance, pricing and activity levels of the leveraged loan market which in turn will affect merger and acquisition activity, security issuance by corporations and public issuers and may hamper investment banking activity and negatively impact the business of the Company, although such conditions appear to be easing.

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

The Company is not involved in the origination of sub-prime mortgages, Commercial Mortgage Backed Securities (CMBS), or Credit Default Swaps (CDS) but does, on a limited basis, participate in the secondary trading of these financial instruments.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in auction rate securities ‘failed’ in February 2008. Due to credit market conditions, dealers were no longer willing or able to purchase the imbalance between supply and demand for auction rate securities. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for auction rate securities nor does it have a significant exposure in its proprietary accounts. Overall, approximately 50% of outstanding auction rate securities have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. There has been pressure by regulators for financial services firms to redeem ARS held by clients. Large firms who were underwriters and auction agents for failed ARS (as well as some smaller firms that were not underwriters or auction agents) have made settlements with regulators generally involving the redemption of ARS with their own funds for some classes of firm clients. A number of other firms, such as the Company, who were not underwriters or auction agents, have not made settlements and their clients continue to hold ARS where they have not been redeemed by the issuers of the securities. A small number of firms have been the subject of ongoing lawsuits or regulatory proceedings by various regulators (including the Company by the Massachusetts Securities Division as discussed below) brought to compel the repurchase of client ARS.  The Company is not aware of any ARS contested regulatory proceeding where a final determination has been rendered.

The Company’s clients held at Oppenheimer approximately $740 million of ARS at July 31, 2009, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of $95.7 million from amounts that our clients held as of January 31, 2009 as a result of redemptions and refinancings of such securities by the issuers of ARS.

The Company continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company is reviewing various programs initiated by the U.S. government to restore liquidity to the markets. The Company has taken or is considering taking various actions to facilitate the purchase of client-held ARS including filing an amendment to the charter of Oppenheimer Trust Company to become a depository bank eligible for FDIC insurance as well as to obtain access to the US Federal Reserve Discount Window; filing an application with the FDIC for Oppenheimer Trust Company to obtain deposit insurance, filing an application with the Federal Reserve for the Company to become a bank holding company; and filing applications on behalf of Oppenheimer Trust Company and Oppenheimer Holdings to participate in the US Treasury Capital Purchase Program.

Based on presently available information, the Company believes that becoming a commercial bank is of limited value in providing a liquidity solution to a large group of the Company’s clients. Accordingly, the Company is seeking a more extensive solution and is exploring various means of accessing federal lending facilities, including facilities accessible by primary dealers in U.S. Government & Agency securities as well as other lending facilities.  In addition, the Company has urged legislative and Treasury Department officials to include ARS as an eligible asset for inclusion in the Trouble Asset Lending Facility. The Company is actively engaged in a process to utilize one or more of these facilities to solve the ARS issue to the extent these facilities become accessible.  However, these facilities are currently not accessible by the Company and there is no guarantee that these federal lending facilities will remain in existence or that the Company will be able to access any of these facilities in the future in order to resolve the ARS liquidity issue.

On May 8, 2009, the Company’s shareholders voted to move the Company’s jurisdiction of incorporation from Canada to the State of Delaware (U.S.A.). The move was effective on May 11, 2009. The change may, among other things, potentially allow the Company to avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies.

The Company believes that one or more of these programs might under certain circumstances provide the liquidity necessary to permit the Company to redeem ARS from its clients. If the Company were to purchase all of the ARS held by former or current clients who purchased such securities prior to the market’s failure in February 2008, these purchases would likely have a material adverse effect on the Company’s financial condition including its cash position. Therefore, before purchasing any of these securities, the Company would need to assess whether it had sufficient regulatory capital or borrowing capacity to do so; at present the Company does not have such capacity. The Company does not currently believe that it is obligated to make any such purchases. See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008” and “Factors Affecting ‘Forward-Looking Statements.”

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

 Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.  Recent events connected to the worldwide credit crisis has made it highly likely the self-regulatory framework for financial institutions will be changed in the United States. The changes are likely to significantly reduce leverage available to financial institutions and increase the transparency of risks taken by such institutions to regulators and investors. It is impossible to presently predict the nature of such rulemaking, but, when enacted, such regulations will likely reduce returns earned by financial service providers.

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

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers are required to certify that their companies have processes in place to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-

regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so on March 18, 2009.

Other Regulatory Matters

Oppenheimer has been responding to the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of auction rate securities (“ARS”).  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  The Company is continuing to cooperate with the investigating entities. On November 18, 2008, the Massachusetts Securities Division filed an Administrative Complaint (the “Complaint”), captioned In the Matter of Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White, Docket No. 2008-0080, alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleges, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  The Complaint also alleges that key Oppenheimer executives and Auction Rate Department personnel sold their personal ARS holdings while in possession of information that the entire ARS market was in danger of failing and that those individuals failed to disclose this information to investors.  The Massachusetts Securities Division seeks various forms of relief including an order requiring Oppenheimer to offer rescission to residents of Massachusetts of sales of ARS at par and requiring Oppenheimer to make full restitution to investors who have already sold their ARS below par. The Division also seeks an order revoking the Massachusetts registration of the Chairman of Oppenheimer as a broker-dealer agent and requiring Oppenheimer and the named executives and other personnel to pay an administrative fine in an amount to be determined.  Oppenheimer and all individual respondents have filed an answer to the Complaint denying that the allegations in the Complaint have any basis in fact or law. The matter is scheduled for hearings in November 2009. All respondents intend to vigorously defend against the allegations in the Complaint.

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

Results of Operations

Oppenheimer Holdings Inc. reported net profit of $7.1 million or $0.55 per share for the second quarter of 2009, compared to $1.6 million or $0.12 per share in the second quarter of 2008. Revenue for the second quarter of 2009 was $250.7 million, compared to revenue of $256.2 million in the second quarter of 2008, a decline of 2%.

The net profit for the six months ended June 30, 2009 was $5.1 million or $0.39 per share compared to a net loss of $14.5 million or $1.07 per share in the first half of 2008. Revenue for the six months ended June 30, 2009 was $456.0 million compared to $488.1 million for the same period in 2008, a decline of about 7%.

Lower revenue reflected lower income from investment banking fees as mid-sized companies continued to have limited access to the capital markets, lower fee based revenue from investment advisory services due to declines in the value of assets under management in line with market declines and lower interest revenue partially offset by an increase in commissions and principal trading revenue. However, the Company’s pre-tax results were positively impacted by the reduction in, or elimination of, many costs associated with its January 2008 acquisition of a major part of CIBC World Markets’ U.S. Capital Markets Businesses.  The Company’s expenses for the three and six months ended June 30, 2009 decreased by approximately $16 million (6%) and $67 million (13%), respectively, compared to the same periods in 2008.  Cost savings achieved during the three and six months ended June 30, 2009 were largely driven by a reduction in expenses related to deferred compensation obligations to acquired employees which decreased by $11.5 million and $23.2 million, respectively, compared to the same periods in 2008. The decrease in deferred compensation obligations for the three month period ended June 30, 2009 included a reduction of compensation expenses of $2.6 million related to changes in the assumptions used to determine the Company’s ultimate obligation under these arrangements.  The deferred compensation-related cost savings were offset by increases in variable compensation related to increased revenue produced in the second quarter of 2009. Overall compensation and related expenses were flat for the three months and decreased by 9% in the six months ended June 30, 2009 compared to the same periods in 2008.

Expenses were also reduced for the three and six months ended June 30, 2009 as a result of the migration of the acquired business to the Company’s internal systems in the second half of 2008. The cost of transitional support charges for the three and six months ended June 30, 2008 was $9.8 million and $20.6 million, respectively. This migration resulted in related increases in communication and technology costs of $4.0 million and $1.2 million, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. Interest expense decreased by 56% and 55%, respectively, in the three and six months ended June 30, 2009 as a result of: 1) lower interest rates in 2009, 2) decreased securities lending and bank loan activity, and 3) a lower outstanding balance on the Company’s Senior Secured Credit Note compared to the same periods in 2008. During the second quarter of 2009, the Company sustained a one-time charge of approximately $2.0 million in the form of a departure tax payable to the government of Canada in connection with the move of the domicile of the corporation from Canada to the U.S. as well as approximately $1.3 million in professional fees related to this matter totaling $3.3 million on a pre-tax basis ($0.21 per share on an after tax basis), included in other expenses in the condensed consolidated statement of operations. This Canadian departure tax is not deductible for tax purposes which, as a result, negatively impacted the effective tax rate for the three and six month periods ended June 30, 2009.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2009 versus 2008		2009 versus 2008
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Revenue -
Commissions	$16,183	13%	$8,671	3%
Principal transactions, net	$10,973	57%	$25,835	89%
Interest	($8,458)	-49%	($18,956)	-54%
Investment banking	($14,439)	-40%	($22,050)	-42%
Advisory fees	($15,969)	-31%	($35,309)	-33%
Other	$6,193	112%	$9,682	141%
Total revenue	($5,517)	-2%	($32,127)	-7%

Expenses -
Compensation and related expenses	($411)	0%	($32,145)	-9%
Clearing and exchanges fees	($1,738)	-21%	($3,769)	-23%
Communications and technology	($3,958)	-21%	($1,178)	-3%
Occupancy and equipment costs	$403	2%	$1,962	6%
Interest	($6,485)	-56%	($13,084)	-55%
Other	($4,119)	-14%	($18,671)	-30%
Total expenses	($16,308)	-6%	($66,885)	-13%
Profit (loss) before income taxes	$10,791	494%	$34,758	-141%
Income tax provision (benefit)	$5,307	985%	$15,173	-150%
Net profit (loss)	$5,484	333%	$19,585	-135%

Revenue

Revenue from commissions and principal trading increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of the addition of experienced financial advisors and traders as well as improved investor confidence during the second quarter of 2009. Commissions increased 13% and 3%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. Principal transactions increased 57% and 89%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. These gains resulted from the contribution of new and existing institutional fixed income sales and trading professionals amid higher activity levels from institutional investors as credit conditions continued to improve.

Advisory fees declined 31% and 33%, respectively, and interest income declined 49% and 54%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. The decline in advisory fee revenues resulted from the reduced level of assets under management at the beginning of the second quarter ($11.5 billion at March 31, 2009) which reflects overall market declines since the second half of 2008. Assets under fee based programs increased during the three months ended June 30, 2009 to $13.6 billion, an increase of 18% ($16.4 billion at June 30, 2008). Clients continued to pay down debt resulting in lower average customer debit balances which were down by 41% and 40%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. Lower interest bearing balances coupled with a decline in interest rates resulted in lower margin interest revenues of $6.0 million and $13.6 million, respectively, in the three and six months ended June 30, 2009 over last year’s comparable periods. Lower interest rates also resulted in lower fees from money market funds and FDIC insured deposits which were down $4.2 million (a decline of 37%) and $7.3 million (a decline of 32%), respectively, during the three and six months ended June 30, 2009 compared to the same periods in 2008.

Investment banking activities remained disappointing as a result of limited availability of credit to mid-sized companies and the lack of equity issuances by similar companies throughout the period. Merger and acquisition activity also remained at low levels due to the inability of buyers to issue acquisition related debt and concerns over the health of the economy and corporate balance sheets. Municipal public finance activity also was significantly affected by credit and budgetary concerns for municipalities resulting in lower activity in this sector. Overall revenues from investment banking declined by 40% and 42%, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008.

Interest revenue decreased by 49% and 54%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. Lower interest bearing balances coupled with a decline in interest rates resulted in lower margin interest revenues of $6.0 million and $13.6 million, respectively, in the three and six months ended June 30, 2009 over last year’s comparable periods.

Other revenue increased by 112% and 141%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. The increase is primarily attributable to mark-to-market increases in the value of company-owned life insurance polices that support the Company’s deferred compensation programs (offset by similar increases in related compensation expense), representing 50% and 41%, respectively, of the increase in other revenue in the three and six months ended June 30, 2009 compared to the same periods in 2008. The increase in revenue was also impacted by higher service fee income in the 2009 periods compared to the same periods in 2008, representing 26% and 19%, respectively, of the increase in other revenue in the three and six months ended June 30, 2009 compared to the same periods in 2008.

Expenses

Despite a difficult period in the capital markets, as described above, the Company’s pre-tax results were positively impacted by the reduction in or elimination of many costs associated with its January 2008 acquisition.

Overall compensation and related expenses were flat for the three months and decreased by 9% in the six months ended June 30, 2009 compared to the same periods in 2008. The cost savings related to deferred compensation obligations to acquired employees, described above, was offset by increased variable compensation tied to higher commission and principal transactions revenue in the three and six months ended June 30, 2009 compared to the same periods in 2008.

The decline of 21% and 23%, respectively, in clearing and exchange fees for the three and six months ended June 30, 2009  compared to the same periods in 2008 primarily reflects the economies of transitioning the acquired businesses to the Company’s platform.

The Company’s occupancy costs increased 2% and 6%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008. Communications and technology costs decreased 21% and 3%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008, offsetting costs that were reflected as transition costs in the prior year which were included in other expenses on the condensed consolidated statement of operations.

Interest expense decreased 56% and 55% for the three and six months ended June 30, 2009 compared to the same periods of 2008. The interest expense on the Company’s Senior Secured Credit Note declined by $453,000 and $1.4 million, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to declining interest rates and payments of principal.

Other expenses decreased 14% and 30%, respectively, for the three and six months ended June 30, 2009 compared to the same periods in 2008. The 2008 period included substantial transition costs related to the acquisition of the acquired businesses which have terminated, as described above. Such transition costs amounted to $9.8 million and $20.6 million, respectively, in other expenses in the three and six months ended June 30, 2008. Included in other expenses is the approximately $2 million departure tax payable to the government of Canada in connection with the move of the domicile of the corporation from Canada to the U.S. In addition, legal and professional fees have increased by 124% and 50%, respectively, in the three and six months ended June 30, 2009 compared to the same periods in 2008.

Liquidity and Capital Resources

Total assets at June 30, 2009 increased by 28% from December 31, 2008 levels primarily due to  balances of securities purchased under agreement to resell as a result of the Company significantly expanding its government trading operations in June 2009. The Company began facilitating those operations through the use of securities sold under agreement to repurchase (“repurchase agreements”) and securities purchased under agreement to resell (“reverse repurchase agreements”).  In addition, receivables from customers and receivables from brokers and clearing organizations increased.

The market environment that developed in 2008 continues in 2009 in the wake of the failure of financial institutions and seizures in the credit markets resulted in declining markets around the world and higher levels of risk. Concerns about risks to the financial system seem to be lessened in the wake of improving market and liquidity conditions in the second quarter of 2009.

The Company satisfies its need for short-term funds from internally generated funds and collateralized borrowings, consisting primarily of bank loans, stock loans, repurchase agreements and uncommitted lines of credit. The Company’s longer term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of the Company's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan and repurchase agreements balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward. At June 30, 2009, $86.6 million of such borrowings were outstanding compared to outstanding borrowings of $6.5 million at

December 31, 2008. At June 30, 2009, the Company had available collateralized and uncollateralized letters of credit of $147.2 million.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on an unsecured basis. Further the current environment is not conducive to most new financing and renegotiation of existing loans has become expensive and problematic. The infusion of significant government assistance to the banks and financial sector aims to mitigate these issues and there are indications that the availability of credit is beginning to ease.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.45 at June 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.70 at June 30, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009, and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At June 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended June 30, 2009 was 5.72%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2009 on the Senior Secured Credit Note was $545,200 and $1.3 million, respectively  ($1.3 million and $3.0 million, respectively for the three and six months ended June 30, 2008). On June 30, 2009, the Company made a scheduled repayment of principal in the amount of $400,000 bringing the outstanding balance to $37.3 million. Of the $37.3 million principal amount outstanding at June 30, 2009, $5.8 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.25 at June 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.40 at June 30, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At June 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended June 30, 2009 was 6.46%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2009, on the Subordinated Note was $1.6 million and $3.3 million, respectively ($1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2008).

Funding Risk

Amounts are expressed in thousands of dollars.

	For the six months ended June 30,
	2009	2008
Cash used in operating activities	$(60,690)	$(111,539)
Cash used in investing activities	(4,155)	(58,282)
Cash provided by financing activities	66,273	200,930
Net increase in cash and cash equivalents	$1,428	$31,109

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the second quarter of 2009, the Company purchased no Class A Shares pursuant to the Normal Course Issuer Bid. On May 27, 2009, the Company announced its intention to purchase up to 600,000 shares of its Class A non-voting common stock commencing June 2, 2009 and ending December 31, 2009. The Company will undertake repurchases only if market conditions warrant such repurchases.

During the second quarter of 2009, the Company issued 2,075 Class A Shares pursuant to the Company’s share-based compensation programs.

On May 29, 2009, the Company paid cash dividends of U.S. $0.11 per Class A and Class B Share totaling approximately $1.4 million from available cash on hand.

On July 29, 2009, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per Class A and Class B Share payable on August 28, 2009 to shareholders of record on August 14, 2009.

The book value of the Company’s Class A and Class B Shares was $33.12 at June 30, 2009 compared to $32.94 at June 30, 2008, an increase of less than 1%, based on total outstanding shares of 13,070,747 and 13,340,094, respectively.

The diluted weighted average number of Class A and Class B Shares outstanding for the three months ended June 30, 2009 was 13,283,500 compared to 13,649,203 outstanding for the same period in 2008.

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

The following table sets forth these contractual and contingent commitments as at June 30, 2009.

Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$163	$20	$72	$43	$28
Committed capital	4	4	-	-	-
Earn-out	25	-	-	25	-
Deferred compensation commitments (1)	44	14	30	-	-
Senior Secured Credit Note	37	6	18	13	-
Subordinated Note	100	-	-	100	-
Total	$373	$44	$120	$181	$28

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2009, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a–15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Auction Rate Securities Matters

For a number of years, the Company offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in auction rate securities ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for auction rate securities.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.  On February 20, 2009 this action was consolidated with the Vining action described below.

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

On July 10, 2009, in the arbitration noted above captioned U.S. Airways v. Oppenheimer & Co. Inc. et. al. Oppenheimer asserted a Third Party Statement of Claim against Deutsche Bank Securities, Inc. and Deutsche Bank A.G. (the “Deutsche Entities”).  At the same time Oppenheimer filed its Answer denying any liability to U.S. Airways.  To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s Third Party Statement of Claim against the Deutsche Entities alleges that the Deutsche Entities are liable to U.S. Airways because of their role in the process of creating, marketing and procuring ratings for certain auction rate credit-link notes.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which

Hansen purchased from Oppenheimer, be rescinded.  The Statement of Claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the Statement of Claim and also filed Motions to Dismiss Respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration.  Further, as of this date, approximately $16 million of the $60 million Hansen held in ARS have been redeemed by their issuers.  Hansen is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

Between April 2008 and May 2009, Oppenheimer & Co. Inc. and certain affiliated parties have been served with approximately 10 arbitration claims before FINRA, by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities who purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or recission.

ITEM 1A. Risk Factors

During the three months ended June 30, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company did not repurchase any Class A Shares pursuant to its Normal Course Issuer Bid. On May 27, 2009, the Company announced its intention to purchase up to 600,000 of its Class A non-voting common shares commencing June 2, 2009 and ending December 31, 2009. The Company will undertake repurchases only if market conditions warrant such repurchases.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual and special meeting of shareholders on May 8, 2009. The following discloses the voting results:

Description of the Matter	For	Against	Withheld
1. Election of Directors - Each of the following nine nominees was elected as a director of the Company to serve until the next annual meeting of shareholders by a vote of the holders of the Company’s Class B voting shares: J.L. Bitove, R. Crystal, W. Ehrhardt, M.A.M. Keehner, A.G. Lowenthal, K.W. McArthur, A.W. Oughtred, E.K. Roberts, and B. Winberg.	96,358	-	-
2. Appointment of Auditors - PricewaterhouseCoopers LLP was re-appointed as the Company’s independent registered accounting firm to hold office until the next annual meeting of shareholders and the Board of Directors and Audit Committee were authorized to fix the Auditors’ remuneration by a vote of the holders of the Company’s Class B voting shares.	96,358	-	-

3.

Special resolution authorizing the Company to change its jurisdiction of incorporation – The authorization of the Company to make an application under Section 188 of the Canada Business Corporations Act to change its jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware, U.S.A., by way of a domestication under Section 388 of the General Corporation Law of the State of Delaware, and to approve the certificate of incorporation authorized in the special resolution to be effective as of the date of the Company’s domestication, was approved by a vote of the holders of the Company’s Class B voting shares and the holders of the Company’s Class A non-voting shares voting together as a class.

	11,260,296	767,324	-

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation.
3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation
3.3	Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009.
3.4	Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009.
31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of New York, New York on this 6th  day of August, 2009.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”___________________

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”________________________

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)