Form 10-Q
period 2009-09-30
OPPENHEIMER HOLDINGS INC
filed 2009-11-05
CIK 791963

____________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 30, 2009 was 13,081,303 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2009	December 31, 2008
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$47,861	$46,685
Cash and securities segregated for regulatory and
other purposes	71,625	57,033
Deposits with clearing organizations	30,374	14,355
Receivable from brokers and clearing organizations	473,725	278,235
Receivable from customers, net of allowance for
doubtful accounts of $2.4 million ($2.0 million in 2008)	789,412	647,486
Income taxes receivable	9,196	12,647
Securities purchased under agreement to resell	175,160	-
Securities owned, including amounts pledged of $1.9 million
million ($1.9 million in 2008), at fair value	312,422	127,479
Notes receivable, net	64,992	53,446
Office facilities, net	27,888	27,224
Deferred income tax, net	2,056	-
Intangible assets, net	46,384	50,117
Goodwill	132,472	132,472
Other	144,549	82,405
	$2,328,116	$1,529,584

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2009	December 31, 2008
(Expressed in thousands of dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Drafts payable	$33,936	$52,565
Bank call loans	107,200	6,500
Payable to brokers and clearing organizations	455,518	159,648
Payable to customers	408,948	408,303
Securities sold under agreement to repurchase	152,122	-
Securities sold, but not yet purchased, at fair value	246,614	27,454
Accrued compensation	172.427	178,983
Accounts payable and other liabilities	169,136	112,031
Senior secured credit note	32,903	47,663
Subordinated note	100,000	100,000
Deferred income tax, net	-	4,538
Excess of fair value of acquired assets over cost	6,173	6,173
	1,884,977	1,103,858

Shareholders' equity
Share capital
Class A non-voting common stock (2009 – 13,056,303 shares issued and outstanding 2008 – 12,899,465 shares issued and outstanding)	46,350	43,520
Class B voting common stock
99,680 shares issued and outstanding	133	133
	46,483	43,653
Contributed capital	40,005	34,924
Retained earnings	357,174	348,477
Accumulated other comprehensive loss	(523)	(1,328)
	443,139	425,726
	$2,328,116	$1,529,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$146,404	$133,506	$412,913	$391,344
Principal transactions, net	29,778	(862)	84,720	28,245
Interest	9,145	16,087	25,335	51,233
Investment banking	25,096	16,185	55,597	68,736
Advisory fees	38,668	51,057	109,943	157,641
Other	12,976	6,214	29,548	13,104
	262,067	222,187	718,056	710,303
EXPENSES:
Compensation and related expenses	175,504	141,343	484,068	482,052
Clearing and exchange fees	7,031	7,033	19,504	23,274
Communications and technology	14,008	20,452	48,289	55,911
Occupancy and equipment costs	18,987	17,713	55,503	52,267
Interest	4,846	10,392	15,432	34,062
Other	27,641	28,965	71,056	91,051
	248,017	225,898	693,852	738,617
Profit (loss) before income taxes	14,050	(3,711)	24,204	(28,314)
Income tax provision (benefit)	6,142	(1,234)	11,180	(11,369)
Net profit (loss) for the period	$7,908	$(2,477)	$13,024	$(16,945)

Profit (loss) per share:
Basic	$0.60	$(0.18)	$1.00	$(1.26)
Diluted	$0.59	$(0.18)	$0.97	$(1.26)

Dividends declared per share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$7,908	$(2,477)	$13,024	$(16,945)
Other comprehensive income (loss):
Currency translation adjustment	434	(142)	115	369
Change in cash flow hedges, net of tax	182	113	602	177
Change in interest rate cap, net of tax	(463)	-	88	-
Comprehensive income (loss) for the period	$8,061	$(2,506)	$13,829	$(16,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2009	2008
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$13,024	$(16,945)
Adjustments to reconcile net profit ( loss) to net cash used in operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	9,584	8,498
Deferred income tax	(6,594)	(5,249)
Amortization of notes receivable	13,576	12,188
Amortization of debt issuance costs	890	1,033
Amortization of intangibles	3,733	3,793
Provision for doubtful accounts	342	273
Share-based compensation	9,753	(989)
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(14,592)	(2,424)
Deposits with clearing organizations	(16,019)	(56,574)
Receivable from brokers and clearing organizations	(195,490)	193,316
Receivable from customers	(142,268)	(124,652)
Income taxes receivable	3,451	(14,926)
Securities purchased under agreement to resell	(175,160)	-
Securities owned	(184,943)	10,904
Notes receivable	(25,122)	(21,630)
Other	(62,919)	35,698
Increase (decrease) in operating liabilities:
Drafts payable	(18,629)	(5,835)
Payable to brokers and clearing organizations	296,560	(430,512)
Payable to customers	645	118,592
Securities sold under agreement to repurchase	152,122	-
Securities sold, but not yet purchased	219,160	5,258
Accrued compensation	(9,675)	24,395
Accounts payable and other liabilities	57,105	17,843
Income taxes payable	-	(11,020)
Cash used in operating activities	(71,466)	(258,965)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Nine months ended September 30,
	2009	2008
Expressed in thousands of dollars

Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(50,335)
Purchase of office facilities	(10,248)	(11,679)
Cash used in investing activities	(10,248)	(62,014)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B common stock	(4,327)	(4,460)
Issuance of Class A non-voting common stock	1,702	5,740
Repurchase of Class A non-voting common stock for cancellation	(559)	(13,608)
Tax benefit from share-based compensation	134	698
Issuance of subordinated note	-	100,000
Senior secured credit note repayments	(14,760)	(20,538)
Increase in bank call loans, net	100,700	286,900
Cash provided by financing activities	82,890	354,732

Net increase in cash and cash equivalents	1,176	33,753
Cash and cash equivalents, beginning of period	46,685	27,702
Cash and cash equivalents, end of period	$47,861	$61,455

Schedule of non-cash investing and financing activities:
Warrant issued	-	$10,487
Employee share plan issuance	$1,687	$2,046

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$11,403	$25,962
Cash paid during the periods for income taxes	$14,870	$12,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Nine months ended September 30,
	2009	2008
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$43,653	$53,054
Issuance of Class A non-voting common stock	3,389	7,786
Repurchase of Class A non-voting common stock for cancellation	(559)	(13,608)
Balance at end of period	$46,483	$47,232

Contributed capital
Balance at beginning of period	$34,924	$16,760
Issuance of warrant to purchase 1 million Class A non-voting common shares	-	10,487
Vested employee share plan awards	(177)	(355)
Tax benefit from share-based awards	134	698
Share-based expense	5,124	4,866
Balance at end of period	$40,005	$32,456

Retained earnings
Balance at beginning of period	$348,477	$375,137
Net profit (loss) for the period	13,024	(16,945)
Dividends ($0.33 per share in 2009 and 2008)	(4,327)	(4,460)
Balance at end of period	$357,174	$353,732

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(1,328)	$(971)
Currency translation adjustment	115	369
Change in cash flow hedges, net of tax	602	177
Change in interest rate cap, net of tax	88	-
Balance at end of period	$(523)	$(425)

Shareholders’ equity	$443,139	$432,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer EU Ltd., based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008 included in its Annual Report on Form 10-K for the year then ended.

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform to current presentation. Total revenues, total expenses, profit (loss) before income taxes, income tax provision (benefit) and net profit (loss) for the period were not affected. See note 10 for further discussion.

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

New Accounting Pronouncements

Recently Adopted

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is effective for financial reporting periods ending after September 15, 2009. The Codification is now the single source of authoritative generally accepted accounting principles ("GAAP") applicable to non-governmental entities in the United States.

In December 2007, the FASB updated the accounting guidance for business combinations applicable for business combinations for which the acquisition date is on or after December 15, 2008. The updated guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The updated guidance applies to all transactions or other events in which the entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.

In February 2008, the FASB updated the accounting guidance for transfers and servicing of financial assets applicable for fiscal years beginning after November 15, 2008, and to be applied to transactions entered into after the date of adoption. The updated guidance requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  The Company adopted the updated guidance in the first quarter of 2009 and the adoption did not have an impact on its financial condition, results of operations or cash flows.

In December 2008, the FASB updated the accounting guidance relating to disclosure requirements for variable interest entities. The updated guidance is effective for interim and annual periods ending after December 15, 2008.  The updated guidance requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. Since the updated guidance requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the updated guidance did not affect the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB updated the accounting guidance relating to disclosure requirements for derivatives and hedging. The updated guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.   The updated guidance requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted the updated guidance in the first quarter of 2009. Since the updated guidance requires only additional disclosures concerning derivatives and hedging activities, adoption did not affect the Company’s financial condition, results of operations or cash flows.

In October 2008, the FASB updated the accounting guidance for fair value measurements to provide guidance for determining the fair value of an asset in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. Additionally, the updated guidance provides direction for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased. This updated guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. The adoption of the updated guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB updated the accounting guidance for financial instruments. The updated guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The updated guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Since the updated guidance requires only additional disclosures about the fair value of financial instruments, the Company’s adoption of the updated guidance did not affect the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB updated the accounting guidance relating to disclosure requirements for Subsequent Events. The updated guidance is effective for interim and annual periods ending after June 15, 2009. The updated guidance establishes general direction in the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Since the updated guidance requires only additional disclosure, the Company’s adoption did not have an impact on its financial condition, results of operations or cash flows.

Recently Issued

In June 2009, the FASB updated the accounting guidance for transfers of financial assets.  The updated guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, the updated guidance provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  The updated guidance also provides extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The updated guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  The Company is currently evaluating the impact of adopting the updated guidance on its financial condition, results of operations and cash flows.

In June 2009, the FASB updated the accounting guidance for consolidation. The updated guidance amends the consolidation framework for variable interest entities (“VIE’s) by requiring enterprises to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The updated guidance changes the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs.  The updated guidance requires an ongoing reconsideration of the primary beneficiary.  It also amends the events that trigger a reassessment of whether an entity is a VIE.  The updated guidance also expands the disclosures required in respect of VIEs. The updated guidance is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited.  The transition requirements of the updated guidance stipulate that assets, liabilities, and non-controlling interests of the VIE be measured at their carrying amounts as if the statement had been applied from the inception of the VIE with any difference reflected as a cumulative effect adjustment.  The Company is currently evaluating the impact of adopting the updated guidance on its financial condition, results of operations and cash flows. The Company anticipates that, based on the current requirements of the updated guidance, it may be required to consolidate certain of its VIEs beginning in the period ending March 31, 2010, which may have a material impact on the Company’s consolidated financial statements, but is not expected to have any impact on shareholders’ equity or the net income available to shareholders. For further information about VIEs, in which the Company holds variable interests, see Note 5 under the caption “Variable Interest Entities.”

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

Earnings (loss) per share has been calculated as follows:

Dollar amounts are expressed in thousands, except share amounts

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	13,110,471	13,476,365	13,082,375	13,484,645
Net dilutive effect of warrant, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	390,371	-	373,357	-
Diluted weighted average number of shares outstanding	13,500,842	13,476,365	13,455,732	13,484,645

Net profit (loss) for the period	$7,908	$(2,477)	$13,024	$(16,945)

Basic earnings (loss) per share	$0.60	$(0.18)	$1.00	$(1.26)
Diluted earnings (loss) per share	$0.59	$(0.18)	$0.97	$(1.26)

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million Class A Shares of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and nine months ended September 30, 2009 and 2008, the effect of the warrant is anti-dilutive.

(2)

For the three and nine months ended September 30, 2009, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 275,385 and 455,240 Class A Shares granted under share-based compensation arrangements (1,302,473 for both the three and nine months ended September 30, 2008).

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	September 30, 2009	December 31, 2008
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$289,670	$192,980
Receivable from brokers	103,924	37,065
Securities failed to deliver	44,043	17,965
Clearing organizations	13,428	14,318
Omnibus accounts	13,165	8,233
Other	9,495	7,674
	$473,725	$278,235

	September 30, 2009	December 31, 2008
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$414,150	$114,919
Securities failed to receive	41,326	31,502
Clearing organizations and other	42	13,227
	$455,518	$159,648

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Dollar amounts are expressed in thousands.

	September 30, 2009		December 31, 2008
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$174,727	$198,320	$20,751	$1,212
Corporate debt and other obligations	40,781	14,063	23,667	6,370
Mortgage and other asset-backed securities	5,122	16	7,535	4
Municipal obligations	25,501	1,312	15,051	1,024
Convertible bonds	27,504	8,942	19,730	3,806
Corporate equities	31,835	23,712	33,959	14,595
Other	6,952	249	6,786	443
Total	$312,422	$246,614	$127,479	$27,454

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2009 are corporate equities with estimated fair values of approximately $12.7 million ($10.7 million at December 31, 2008), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

Valuation Techniques

A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:

U.S. Treasury Obligations

U.S. Treasury securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers and, accordingly, are categorized in Level 1 in the fair value hierarchy.

U.S. Agency Obligations

U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities.  Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities are model driven with respect to spreads of the comparable To-be-announced (“TBA”) security.  Actively traded non-callable agency issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency issued debt securities and mortgage pass-through securities are generally categorized in Level 2 of the fair value hierarchy.

Sovereign Obligations

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

Other

The Company holds Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds with interest rates that reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARPS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the auction rate securities market experiencing failed auctions.  Once the auctions failed, the ARPS could no longer be valued using observable prices set in the auctions.  As a result, the Company has used less observable determinants of the fair value of ARPS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding auction rate securities. The failure of auctions has resulted in a Level 3 categorization of ARPS in the fair value hierarchy.

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

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk.   Exchange-traded derivatives, namely U.S. Treasury futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.  Over-the-counter derivatives, namely interest rate swap and interest rate cap contracts, are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Dollar amounts are expressed in thousands.

	Fair Value Measurements
	As of September 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$12,020	$ -	$ -	$12,020
Securities segregated for regulatory and other purposes	25,072	-	-	25,072
Deposits with clearing organizations	7,995	-	-	7,995
Securities owned:
U.S. Treasury obligations	79,172	-	-	79,172
U.S. Agency obligations	20,861	74,197	-	95,058
Sovereign obligations	497	-	-	497
Corporate debt and other obligations	-	40,781	-	40,781
Mortgage and other asset-backed securities	-	4,409	713	5,122
Municipal obligations	-	25,501	-	25,501
Convertible bonds	-	27,504	-	27,504
Corporate equities	26,741	5,094	-	31,835
Other	2,502	-	4,450	6,952
Securities owned, at fair value	129,773	177,486	5,163	312,422
Investments (1)	399	28,452	15,738	44,589
Derivative contracts (2)	-	2,504	-	2,504
Total	$175,259	$208,442	$20,901	$404,602

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$118,643	$ -	$ -	$118,643
U.S. Agency obligations	4,708	74,942	-	79,650
Sovereign obligations	27	-	-	27
Corporate debt and other obligations	-	14,063	-	14,063
Mortgage and other asset-backed securities	-	16	-	16
Municipal obligations	-	1,312	-	1,312
Convertible bonds	-	8,942	-	8,942
Corporate equities	13,564	10,148	-	23,712
Other	49	-	200	249
Securities sold, but not yet purchased	136,991	109,423	200	246,614
Investments (3)	102	-	-	102
Derivative contracts (4)	54	2,411	-	2,465
Total	$137,147	$111,834	$200	$249,181

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3) Included in accounts payable and other liabilities on the condensed consolidated balance sheet.
(4) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Dollar amounts are expressed in thousands.

	Fair Value Measurement
	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$ 8,627	$ -	$ -	$ 8,627
Securities segregated for regulatory and other purposes	11,499	-	-	11,499
Deposits with clearing organizations	8,295	-	-	8,295
Securities owned:
U.S. Treasury, agency and
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
U.S. Treasury, agency and
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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ending September 30, 2009 and 2008.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the three months ended September 30, 2009
Assets:
Convertible bonds	$ -	-	-	-	-	$ -
Mortgage and other asset-backed securities (1)	2,119	165	(58)	(1,513)	-	713
Other (2)	5,325	-	-	(875)	-	4,450
Investments (3)	13,782	(3)	2,035	(76)	-	15,738

Liabilities:
Mortgage and other asset-backed securities (1)	$ (210)	-	-	210	-	$ -
Other (2)	(325)	-	-	125	-	(200)

For the nine months ended September 30, 2009
Assets:
Convertible bonds	$ 815	(124)	-	(691)	-	$ -
Mortgage and other asset-backed securities (1)	1,610	214	(162)	(906)	(43)	713
Other (2)	5,325	-	-	(875)	-	4,450
Investments (3)	12,087	(3)	3,392	262	-	15,738

Liabilities:
Mortgage and other asset-backed securities (1)	$ -	-	(5)	5	-	$ -
Other (2)	(375)	-	-	175	-	(200)
Derivative contracts (4)	(2,516)	45	-	2,471	-	-

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.

(2) Represents auction rate preferred securities that failed in the auction rate market. Fair value approximates par due to strength in the underlying credits and the recent trend in issuer redemptions.

(3) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company
(4) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity described below under Credit Concentrations.

(5) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

(6) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (4)	Unrealized Gains (Losses) (4) (5)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the three months ended September 30, 2008
Assets:
Convertible bonds	$ -	-	-	-	6,312	$ 6,312
Mortgage and other asset-backed securities (1)	1,098	(56)	(96)	(176)	170	940
Other (2)	5,350	-	-	(25)	-	5,325
Investments (3)	2,206	-	-	440	(211)	2,435

Liabilities:
Other (2)	$ (375)	-	-	-	-	$ (375)
Derivative contracts	-	-	-	(763)	-	(763)

For the nine months ended September 30, 2008
Assets:
Convertible bonds	$ -	-	-	-	6,312	$ 6,312
Mortgage and other asset-backed securities (1)	881	222	(13)	(68)	(82)	940
Other (2)	-	-	-	5,347	(22)	5,325
Investments (3)	1,820	-	-	899	(284)	2,435

Liabilities:					-
Other (2)	$ -	-	-	(375)	-	$ (375)
Derivative contracts	-	-	-	(763)	-	(763)

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

(5) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a  fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at September 30, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $942,000 which is categorized in Level 2 of the fair value hierarchy.

Fair Value of Derivative Instruments

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes.  Risks managed using derivative instruments include interest rate risk and, to a lesser extent, foreign exchange risk.  Interest rate swaps and interest rate caps are entered into to manage the Company’s interest rate risk associated with floating-rate borrowings All derivative instruments are measured at fair value and are recognized as either assets or liabilities on the balance sheet.  The Company designates interest rate swaps and interest rate caps as cash flow hedges of floating-rate borrowings.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and nine months ended September 30, 2009, the effective portion of the net gain on the interest rate swaps, net of tax, was approximately $182,000 and $602,000, respectively, and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at September 30, 2009. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of one year at September 30, 2009.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and nine months ended September 30, 2009, the effective portion of the net gain (loss) on the interest rate cap, net of tax, was approximately $(463,000) and $88,000, respectively, and has been recorded as other comprehensive income (loss) on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at September 30, 2009. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2009, the Company had 50 open short contracts for 10-year U.S. Treasury notes with a fair value of $54,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "To-Be-Announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See Fair Value of Derivative Instruments tables below for TBA’s outstanding at September 30, 2009.

The notional amounts and fair values of the Company’s derivatives at September 30, 2009 by product were as follows:

	Fair Value of Derivative Instruments
	As of September 30, 2009
Dollar amounts are expressed in thousands.	Type	Balance Sheet Location	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments: (1)
Interest rate contracts	Caps	Receivable from brokers and clearing organizations	$100,000	$2,489
Derivatives not designated as hedging instruments: (1)
Other contracts	TBA’s	Receivable from brokers and clearing organizations	$80,945	$15
Total assets			$180,945	$2,504

Liabilities:
Derivatives designated as hedging instruments: (1)
Interest rate contracts	Swaps	Payable to brokers and clearing organizations	$36,000	$1,310
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury futures	Payable to brokers and clearing organizations	$5,000	$54
Other contracts	TBA's	Payable to brokers and clearing organizations	82,031	1,101
			$87,031	$1,155
Total liabilities			$123,031	$2,465

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended September 30, 2009.

Dollar amounts are expressed in thousands.		Recognized in Income on Derivatives		Recognized in OCI on Derivatives (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)(2)
Hedging Relationship:	Type	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 182	Interest expense	$ (446)
	Caps	N/A	-	(463)	Other	(6)
					expense

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(119)	-	None	-
Foreign exchange contracts	Forwards	Other revenue	31	-	None	-
Total			$ (88)	$ (281)		$ (452)

(1) See “Credit Concentrations” below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three and six months ended September 30, 2009.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at September 30, 2009.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the nine months ended September 30, 2009.

Dollar amounts are expressed in thousands.		Recognized in Income on Derivatives		Recognized in OCI on Derivatives (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)(2)
Hedging Relationship:	Type	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 602	Interest Expense	$(1,299)
	Caps	N/A	-	88	Other	(7)
					expense

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	2,298	-	None	-
Foreign exchange contracts	Forwards	Other revenue	1	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention(1)	Principal transaction revenue	47	-	None	-
Total			$ 2,346	$ 690		$(1,306)

(1) See “Credit Concentrations” below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three and six months ended September 30, 2009.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at September 30, 2009.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At September 30, 2009, bank call loans were $107.2 million ($6.5 million at December 31, 2008). Bank call loans are collateralized by firm and customer securities with fair values of approximately

$48.7 million and $71.6 million, respectively, at September 30, 2009 and are with two money center banks.

In June 2009, the Company significantly expanded its government trading operations and began financing those operations through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”).  Repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.  Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At September 30, 2009, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $279.9 million and $1.1 billion, respectively, of which the Company has re-pledged approximately $35.4 million under securities loaned transactions and $945.8 million under repurchase agreements.

The Company pledges certain of its securities owned for securities lending, and repurchase agreements, and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.9 million as at September 30, 2009 ($1.9 million at December 31, 2008). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $59.3 million as at September 30, 2009.

The Company manages credit exposure arising from repurchase and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate and the right to offset a counterparty’s rights and obligations.  The Company also monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices. One of the Company's funds in which it acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of September 30, 2009, Lehman Brothers International (Europe) held securities with a fair value of $7.9 million that were segregated and not re-hypothecated.

At September 30, 2009, the Company had available collateralized and uncollateralized letters of credit of $197.2 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of September 30, 2009 are receivables from five major U.S. broker-dealers totaling approximately $186.2 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $73.6 million and had nil in Excess Retention as of September 30, 2009.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in securities purchased under agreement to resell and securities sold under agreement to repurchase, all open contracts at September 30, 2009 are with the FICC. The clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2009, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Variable Interest Entities (VIEs)

VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The enterprise that is considered the primary beneficiary of a VIE consolidates the VIE.

The Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its rights to receive management and incentive fees. The Company’s investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company's capital commitments are subject to call at a later date and are limited in amount.

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the context of the total general and limited partner interests held in these funds by all parties. In each instance the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The Company’s general partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The Company’s general partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.

The following tables set forth the total VIE assets, carrying value of the Company’s variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests:

As of September 30, 2009
Dollar amounts are expressed in thousands.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,456,675	$822	$-	$-	$822
Private Equity Funds	141,908	35	-	5	40
Total	$1,598,583	$857	$-	$5	$862

(1) Included in other assets on the condensed consolidated balance sheet.

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at September 30, 2009	September 30, 2009	December 31, 2008

Senior Secured Credit Note (a)	7/31/2013	5.10%	$32,903	$47,663

Subordinated Note (b)	1/31/2014	5.85%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended,

including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.30 at September 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.50 at September 30, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009, and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At September 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended September 30, 2009 was 5.10%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2009, on the Senior Secured Credit Note was $486,200 and $1.7 million, respectively ($1.3 million and $4.3 million, respectively for the three and nine months ended September 30, 2008). On September 30, 2009, the Company made a scheduled repayment of principal in the amount of $4.4 million bringing the outstanding balance to $32.9 million. Of the $32.9 million principal amount outstanding at September 30, 2009, $10.9 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.05 at September 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.25 at September 30, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At September 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended September 30, 2009 was 5.85%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2009, on the Subordinated Note was $1.5 million and $4.8 million, respectively ($1.7 million and $4.9 million, respectively, for the three and nine months ended September 30, 2008).

7. Share capital

The following table reflects changes in the number of Class A Shares outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Class A Shares outstanding, beginning of period	12,971,067	13,240,414	12,899,465	13,266,596
Issued pursuant to the share-based compensation plans	85,236	75	206,838	282,869
Repurchased and cancelled pursuant to the issuer bid	-	(167,500)	(50,000)	(476,476)
Class A Shares outstanding, end of period	13,056,303	13,072,989	13,056,303	13,072,989

8. Net capital requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2009, the net capital of Oppenheimer as calculated under the Rule was $169.5 million or 15.67% of Oppenheimer's aggregate debit items. This was $147.9 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2009, Freedom had net capital of $4.8 million, which was $4.5 million in excess of the $250,000 required to be maintained at that date.

At September 30, 2009, the regulatory capital of Oppenheimer EU Limited was $1.7 million which was $100,000 in excess of the $1.6 million required to be maintained at that date. Oppenheimer EU Limited computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

10. Prior period items

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform to the current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

Dollar amounts are expressed in thousands.

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	As reported	Reclassified	As reported	Reclassified

Revenue:
Commissions	$124,526	$133,506	$368,464	$391,344
Investment banking	$25,165	$16,185	$91,616	$68,736

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.   As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an impairment analysis between annual tests as of September 30, 2008 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2008. Neither of the impairment analyses resulted in impairment charges. Despite a significant rebound in the market capitalization during the six-month period ended June 30, 2009, the market capitalization was still trading at a discount to book value and, as a result, the Company performed an interim goodwill impairment analysis as of June 30, 2009.

The Company’s goodwill impairment analysis performed at June 30, 2009 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2008 (see Note 15 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).  Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of June 30, 2009. Despite the difficult operating environment over the past year, the PCD operating segment continued to produce strong revenues, cash flows, and earnings in the twelve-month period ended September 30, 2009, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business.

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

Dollar amounts are expressed in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Private Client	$147,169	$144,715	$395,220	$434,607
Capital Markets	97,310	59,442	275,031	216,721
Asset Management	14,787	16,070	38,701	49,659
Other	2,801	1,960	9,104	9,316
Total	$262,067	$222,187	$718,056	$710,303

Profit (loss) before income taxes:
Private Client	$5,807	$11,373	$11,777	$42,915
Capital Markets	3,780	(17.776)	3,070	(75,069)
Asset Management	4,627	5,906	8,320	12,013
Other	(164)	(3,214)	1,037	(8,173)
Total	$14,050	$(3,711)	$24,204	$(28,314)

13. Subsequent events

On October 30, 2009, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on November 27, 2009 to Class A and Class B shareholders of record on November 13, 2009.

The Company has performed an evaluation of subsequent events through November 5, 2009, the filing date of this Quarterly Report on Form 10-Q.

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

Oppenheimer Holdings Inc. (the Company”) engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public), research, market-making, securities lending activities, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at September 30, 2009, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2009 totaled approximately $64.0 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston Financial Corporation is engaged in mortgage brokerage and servicing. At September 30, 2009, client assets under management by the asset management groups totaled $15.4 billion.  At September 30, 2009, the Company employed 3,631 employees (3,563 full time and 68 part time), including approximately 1,481 financial advisers.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2008. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended September 30, 2009, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The U.S economy began to emerge from recession during the third quarter of 2009. While employment continued to deteriorate (albeit at lower rates of decline) other indicators showed improvement including: increased manufacturing activity, higher commodity prices and higher end sales to consumers and businesses and the fact that housing prices appear to be stabilizing. These factors are likely to lead to a sustainable recovery.  The markets continued to respond to these improved conditions with equities showing gains of over 50% since the March 2009 lows.

These improving market conditions as well as greater investor confidence have led to overall revenue improvements for the Company in each successive quarter of 2009. Revenue from commissions and principal transactions in the three and nine months ended September 30, 2009 surpassed levels achieved in comparable periods in 2008 as a result of the effects of rising equity prices and the credit markets recovery from the distressed levels of 2008 and the early months of 2009. Revenue from investment banking activities continues at a slow pace as many mid-sized companies continue to face restricted access to the capital markets. Net interest revenue for the company, as well as fees derived from money funds and FDIC insured deposits of clients, have been adversely affected by the low interest rate policies that have been designed to stimulate the economy. Asset management advisory fees declined in the third quarter when compared to the prior year based on the lower value of underlying assets at the commencement of the period.

It is possible that the conditions described in the immediately preceding two paragraphs will continue to affect issuance, pricing and activity levels of the leveraged loan market which in turn will affect merger and acquisition activity, and security issuance by corporations and public issuers and may hamper investment banking activity and negatively impact the business of the Company, although such conditions appear to be easing.

As previously reported, the Company acquired a major part of CIBC World Markets’ U.S. Capital Markets Businesses on January 14, 2008, including U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading, Convertible Bond Trading, Loan Syndication, High Yield Origination and Trading as well as related Israeli and United Kingdom equities business and Hong Kong investment banking businesses (the “New Capital Markets Business”).  The New Capital Markets Business, including the international operations acquired, along with the Company’s existing Investment Banking, Corporate Syndicate, Institutional Sales and Trading and Equities Research divisions, were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment. The results of the OIB Division will be tracked for the five years following the acquisition for purposes of determining payments due to CIBC as part of the purchase price.

The Company is not involved in the origination of sub-prime mortgages, Commercial Mortgage Backed Securities (CMBS), or Credit Default Swaps (CDS) but does, on a limited basis, participate in the secondary trading of these financial instruments.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008. Due to credit market conditions, dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are generally fully collateralized and, for the most part, remain good credits. The Company has not acted as an auction agent for ARS nor does it have a significant exposure in its proprietary accounts. Overall, approximately 50% of outstanding ARS have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. There has been pressure by regulators for financial services firms to redeem ARS held by clients. Large firms who were underwriters and auction agents for failed ARS (as well as some smaller firms that were not underwriters or auction agents) have made settlements with regulators generally involving the redemption of ARS with their own funds for some classes of firm clients. A number of other firms, such as the Company, who were not underwriters or auction agents, have not made settlements and their clients continue to hold ARS where they have not been redeemed by the issuers of the securities. A small number of firms have been the subject of ongoing lawsuits or regulatory proceedings by various regulators (including the Company by the Massachusetts Securities Division as discussed below) brought to compel the repurchase of client ARS.  The Company is not aware of any ARS contested regulatory proceeding where a final determination has been rendered.

The Company’s clients held at Oppenheimer approximately $692 million of ARS at October 31, 2009, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred into the Company by clients from other custodians, 3) were purchased by clients after February 2008, or 4) were transferred by clients from the Company to other custodians after February 2008. This represents a decrease of $48 million from amounts that our clients held as of July 31, 2009 as a result of redemptions and refinancings of such securities by the issuers of ARS.  Overall, including clients enumerated in 1), 2) and 3) above, approximately $1.1 billion of ARS were held in client accounts at Oppenheimer at October 31, 2009. The Company has no method of determining the amount currently held by clients that were transferred to other custodians.

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

Based on presently available information, the Company believes that becoming a commercial bank is of limited value in providing a liquidity solution to a large group of the Company’s clients. Accordingly, the Company is seeking a more extensive solution and is exploring various means of accessing federal lending facilities, including facilities accessible by primary dealers in U.S. Government & Agency securities as well as other lending facilities.  In addition, the Company has urged legislative and Treasury Department officials to include ARS as an eligible asset for inclusion in the Trouble Asset Lending Facility. The Company is actively engaged in a process to utilize one or more of these facilities to solve the ARS issue to the extent these facilities become accessible.  However, these facilities are currently not accessible by the Company and there is no guarantee that these federal lending facilities will remain in existence or that the Company will be able to access any of these facilities in the future in order to resolve the ARS liquidity issue. Officials of the Executive branch of the U.S. Government and of the Federal Reserve Board have announced their intention to limit or close down the operation of various emergency facilities and programs that were instituted over the past 14 months to address the emergency conditions brought on by the recent global recession and credit market illiquidity. Any pre-mature closing of the facilities described above would significantly affect the Company’s ability to access liquidity sources for the redemption of client held ARS. The Company has no view as to the likelihood of this occurring.

On May 8, 2009, the Company’s shareholders voted to move the Company’s jurisdiction of incorporation from Canada to the State of Delaware (U.S.A.). The move was effective on May 11, 2009. The Company believes that this change may, among other things, potentially allow the Company to avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies.  As noted above, however, despite this change, the Company has not been able to access any federal lending facility or program that would provide an extensive solution to its clients ARS’ illiquidity and there is no guarantee it will be able to do so in the future.

Although the Company has not been able to access any federal funding facility or program, the Company still believes that one or more of these programs might in the future under certain circumstances provide the liquidity necessary to permit the Company to redeem ARS from its clients. If the Company were to purchase all of the ARS held by former or current clients who purchased such securities prior to the market’s failure in February 2008, these purchases would have a material adverse effect on the Company’s financial condition including its cash position. Therefore, before purchasing any of these securities, the Company would need to assess whether it had sufficient regulatory capital or borrowing capacity to do so; at present the Company does not have such capacity. The Company does not currently believe that it is obligated to make any such purchases. See “RISK FACTORS – The Company may be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and “Factors Affecting ‘Forward-Looking Statements’. ”

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. The Company has also taken advantage of the current market environment to add experienced professionals across its Capital Markets businesses and intends to continue doing so as conditions permit. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment.

Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The events of the past two years relating to risk have resulted in proposals for further increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.  Recent events connected to the worldwide credit crisis, has made it highly likely the self-regulatory framework for financial institutions will be changed in the United States. The changes are likely to significantly reduce leverage available to financial institutions and increase the transparency of risks taken by such institutions to regulators and investors. It is impossible to presently predict the nature of such rulemaking, but, when enacted, such regulations will likely reduce returns earned by financial service providers.

In addition, the Federal Reserve (in connection with its regulatory oversight over banks) and the “Pay Czar” appointed by the U.S. Treasury with respect to institutions receiving extraordinary assistance from U.S. taxpayers, have announced programs to institute pay reforms for financial institutions that will limit cash compensation and extend payment periods for employee bonuses including the payment of equity based compensation in lieu of cash. Several members of the U.S. Congress have announced their intention to adopt similar forms of executive pay limitations on all publicly traded companies. At present none of the programs announced will affect the Company, but widespread programs affecting publicly traded companies could impact the Company’s ability to retain key employees or affect shareholders through dilution created by the issuance of additional shares to employees in lieu of cash.

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

Results of Operations

Oppenheimer Holdings Inc. reported a net profit of $7.9 million or $0.60 per share for the third quarter of 2009, compared to a net loss of $2.5 million or $0.18 per share in the third quarter of 2008. Revenue for the third quarter of 2009 was $262.1 million, compared to revenue of $222.2 million in the third quarter of 2008, an increase of 18%.

The net profit for the nine months ended September 30, 2009 was $13.0 million or $1.00 per share compared to a net loss of $16.9 million or $1.26 per share for the nine months ended September 30, 2008. Revenue for the nine months ended September 30, 2009 was $718.1 million, compared to revenue of $710.3 million for the same period in 2008.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:

Dollar amounts are expressed in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2009 versus 2008		2009 versus 2008
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Revenue -
Commissions	$12,898	10%	$21,569	6%
Principal transactions, net	30,640	n/a	56,475	200%
Interest	(6,942)	-43%	(25,898)	-51%
Investment banking	8,911	55%	(13,139)	-19%
Advisory fees	(12,389)	-24%	(47,698)	-30%
Other	6,762	109%	16,444	125%
Total revenue	39,880	18%	7,753	1%

Expenses -
Compensation and related expenses	34,161	24%	2,016	0%
Clearing and exchanges fees	(2)	0%	(3,770)	-16%
Communications and technology	(6,444)	-32%	(7,622)	-14%
Occupancy and equipment costs	1,274	7%	3,236	6%
Interest	(5,546)	-53%	(18,630)	-55%
Other	(1,324)	-5%	(19,995)	-22%
Total expenses	22,119	10%	(44,765)	-6%
Profit (loss) before income taxes	17,761	n/a	52,518	n/a
Income tax provision (benefit)	7,376	n/a	22,549	n/a
Net profit (loss)	$10,385	n/a	$29,969	n/a

Revenue

Revenue from commissions and principal trading increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of the addition of experienced financial advisors and traders as well as improved investor confidence during the third quarter of 2009. Commissions increased 10% and 6%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008. Principal transactions increased by $30.6 million and $56.5 million, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008. These gains resulted from the contribution of new and existing institutional fixed income sales and trading professionals amid higher activity levels from institutional investors as credit conditions continued to improve. Fixed income trading contributed $26.2 million in the third quarter 2009 (versus $4.4 million in the third quarter 2008). Results for the three and nine months ended September 30, 2008 included losses sustained in the convertible bond arbitrage business in the third quarter of 2008.

Investment banking revenue increased 55% to $25.1 million in the third quarter of 2009 versus $16.2 million in the third quarter of 2008 due to the market’s renewed appetite for equity issuances. Investment banking revenue decreased 19% to $55.6 million in the nine months ended September

30, 2009 versus $68.7 million in the same period in 2008 due to lower M&A and equity capital markets activity.

Advisory fees declined 24% and 30%, respectively, and interest income declined 43% and 51%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008. Advisory fees were $38.7 million in the third quarter of 2009 compared to $51.1 million in the third quarter of 2008 as a result of a decrease in assets under management of 17% as well as a decrease of $6.2 million in fees derived from money market funds.  Assets under fee-based programs were $13.6 billion at June 30, 2009 (which forms a basis for fees earned in the third quarter of 2009) compared to $16.4 billion at June 30, 2008, reflecting market losses sustained.  Assets under fee-based programs at September 30, 2009 were $15.4 billion reflecting improving markets. The September 30th market value of fee-based client assets forms the basis for fees earned in the fourth quarter. Advisory fees were $109.9 million in the nine months ended September 30, 2009 compared to $157.6 million in the same period in 2008 as a result of a decrease in assets under management during the period of 26% as well as a decrease of $14.8 million in fees derived from money market funds. Lower interest bearing balances coupled with a decline in interest rates resulted in lower margin interest revenues of $4.9 million and $18.5 million, respectively, in the three and nine months ended September 30, 2009 over last year’s comparable periods. Clients continued to pay down debt resulting in lower average customer debit balances which decreased by 28% and 36%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Other revenue increased by 109% and 125%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008. The increase is partially attributable to increases in the cash surrender value of company-owned life insurance polices that support the Company’s deferred compensation programs (offset by similar increases in related compensation expense), representing 76% and 55%, respectively, of the increase in other revenue in the three and nine months ended September 30, 2009 compared to the same periods in 2008. The increase in other revenue was also impacted by increased fees of $3.0 million and $4.8 million, respectively, generated by the Company’s mortgage brokerage business compared to the same  periods in 2008. Offsetting these increases, fees derived from FDIC insured bank deposits of clients declined by $2.5 million and $1.2 million, respectively, in the three and nine months ended September 30, 2009

Expenses

Expenses increased by 10% and decreased by 6% in the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Overall compensation and related expenses increased by 24% for the three months ended September 30, 2009 and were flat for the nine months ended September 30, 2009 compared to the same periods in 2008. In the three and nine months ended September 30, 2009, production and incentive-related compensation increased $29.9 million and $7.9 million, respectively, deferred compensation costs increased $6.6 million and $10.4 million, respectively, and share-based compensation, directly related to an increased share price during the respective periods, increased $1.9 million and $10.5 million, respectively, compared to the same periods in 2008. These increases were partially offset by a decrease of $8.6 million and $31.7 million, respectively, in the three and nine months ended September 30, 2009 for expenses related to deferred compensation obligations to former CIBC employees compared to the same periods in 2008.

The decline of 16% in clearing and exchange fees for the nine months ended September 30, 2009  compared to the same period in 2008 primarily reflects the economies of transitioning the acquired businesses to the Company’s platform. For the three months ended September 30, 2009, clearing and exchange fees were flat compared to the same period in 2008.

The Company’s occupancy costs increased 7% and 6%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to escalation provisions increasing rental costs in New York, as well as the opening of new branch offices around the country. Communications and technology costs decreased 32% and 14%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008, as a result of a reduction, or elimination, of many costs associated with the January 2008 acquisition of a major part of CIBC World Markets’ U.S. Capital Markets Businesses.

Interest expense decreased 53% and 55% for the three and nine months ended September 30, 2009 compared to the same periods of 2008 due to declining interest rates as well as a decrease in both average stock loan balances (32% and 55%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008) and average bank loan balances (59% and 55%, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008).

Other expenses decreased 5% and 22%, respectively, for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The three and nine months ended September 30, 2008 included substantial transition costs related to the acquisition of the acquired businesses which have terminated, as described above. Such transition costs amounted to $7.3 million and $32.3 million, respectively, in other expenses in the three and nine months ended September 30, 2008. Included in other expenses for the nine months ended September 30, 2009 is the approximately $2 million departure tax payable to the government of Canada in connection with the move of the domicile of the corporation from Canada to the U.S. on May 11, 2009. In addition, legal costs have increased by approximately $5.3 million and $9.9 million, respectively, in the three and nine months ended September 30, 2009 compared to the same periods in 2008. As a result of the regulatory environment stemming from recent economic conditions and the ARS matters discussed above, the Company expects legal costs to remain at high levels in the coming periods.

Liquidity and Capital Resources

Total assets at September 30, 2009 increased by 52% from December 31, 2008 levels which is primarily a result of the Company significantly expanding it government trading operations beginning in June 2009 leading to higher securities owned and deposits with clearing organization balances as well as new balances for securities purchased under agreement to resell. The Company began facilitating those operations through the use of securities sold under agreement to repurchase (“repurchase agreements”) and securities purchased under agreement to resell (“reverse repurchase agreements”).  In addition, receivables from customers and receivables from brokers and clearing organizations increased.

The market environment that developed in 2008 continued in 2009 in the wake of the failure of financial institutions and seizures in the credit markets resulting in declining markets around the world and higher levels of risk. Concerns about risks to the financial system appear to have eased somewhat in the wake of improving market and liquidity conditions in the second and third quarters of 2009.

The Company satisfies its need for short-term funds from internally generated funds and collateralized borrowings, consisting primarily of bank loans, stock loans, repurchase agreements and uncommitted lines of credit. The Company’s longer term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of the Company's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan and repurchase agreement balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward. At September 30, 2009, $107.2 million of such borrowings were outstanding compared to outstanding borrowings of $6.5 million at

December 31, 2008. At September 30, 2009, the Company had available collateralized and uncollateralized letters of credit of $197.2 million.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on an unsecured basis. Further, the current environment is not conducive to most new financing, and renegotiation of existing loans has become expensive and problematic. The infusion of significant government assistance to the banks and other financial institutions, which may be ending shortly, has aimed to mitigate these issues and there are indications that the availability of credit has begun to ease. The Company believes that funds from operations, together with available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.30 at September 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.50 at September 30, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009, and 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Normal Course Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At September 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended September 30, 2009 was 5.10%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2009, on the Senior Secured Credit Note was $486,200 and $1.7 million, respectively ($1.3 million and $4.3 million, respectively for the three and nine months ended September 30, 2008). On September 30, 2009, the Company made a scheduled repayment of principal in the amount of $4.4 million bringing the outstanding balance to $32.9 million. Of the $32.9 million principal amount outstanding at September 30, 2009, $10.9 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 5.05 at September 30, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 1.25 at September 30, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  At September 30, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended September 30, 2009 was 5.85%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2009, on the Subordinated Note was $1.5 million and $4.8 million, respectively ($1.7 million and $4.9 million, respectively, for the three and nine months ended September 30, 2008).

Funding Risk

Dollar amounts are expressed in thousands.

	For the nine months ended September 30,
	2009	2008
Cash used in operating activities	$(71,464)	$(258,965)
Cash used in investing activities	(10,250)	(62,014)
Cash provided by financing activities	82,890	354,732
Net increase in cash and cash equivalents	$1,176	$33,753

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the third quarter of 2009, the Company purchased no Class A Shares pursuant to the Normal Course Issuer Bid. On May 27, 2009, the Company announced its intention to purchase up to 600,000 shares of its Class A non-voting common stock commencing June 2, 2009 and ending December 31, 2009. The Company will undertake repurchases only if market conditions warrant such repurchases.

During the third quarter of 2009, the Company issued 85,236 Class A Shares pursuant to the Company’s share-based compensation programs.

On August 28, 2009, the Company paid cash dividends of $0.11 per Class A and Class B Share totaling approximately $1.4 million from available cash on hand.

On October 29, 2009, the Board of Directors declared a regular quarterly cash dividend of $0.11 per Class A and Class B Share payable on November 27, 2009 to shareholders of record on November 13, 2009.

The book value of the Company’s Class A and Class B Shares was $33.68 at September 30, 2009 compared to $32.75 at December 31, 2008 and $32.87 at September 30, 2008, based on total outstanding shares of 13,155,983, 12,999,145 and 13,172,669, respectively.

The diluted weighted average number of Class A and Class B Shares outstanding for the three months ended September 30, 2009 was 13,500,842 compared to 13,476,365 outstanding for the same period in 2008.

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

The following table sets forth these contractual and contingent commitments as at September 30, 2009.

  Dollar amounts are expressed in thousands.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$168	$10	$77	$46	$35
Committed capital	4	4	-	-	-
Earn-out	25	-	-	25	-
Deferred compensation commitments (1)	43	13	30	-	-
Senior Secured Credit Note	33	11	22	-	-
Subordinated Note	100	-	-	100	-
Total	$373	$38	$129	$171	$35

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2009, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, seeking in total substantial damages.

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company has no reason to believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. In addition, an adverse result in any of the matters set forth below, each of which are at a preliminary stage, would have a material adverse effect on the Company’s financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

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

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining vs. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10 (b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously. On February 20, 2009 the Grossman action discussed above was consolidated with this action. The action requests relief in the form of compensatory damages in an amount to be proven at trial as well as costs and expenses. Oppenheimer (and a number of its affiliates) have moved to dismiss this consolidated action.

Oppenheimer has been responding to inquiries from the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of ARS.  On November 18, 2008, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Oppenheimer and certain of its executives and employees alleging various causes of action with respect to the sale by Oppenheimer of ARS to its clients.  The matter is scheduled for hearings in November 2009, which management expects will continue into 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace - as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings.  Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to repurchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale. In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  In each of these cases, plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.   Each plaintiff in these cases bases its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Oppenheimer intends to vigorously defend against any such claims and has filed a motion to dismiss the claim in the Ashland action. Each of U.S. Airways and Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  Each is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

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

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the claim and also filed motions to dismiss Respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration has been scheduled to commence in April 2010. Further, as of this date, approximately $16 million of the $60 million Hansen held in ARS have been redeemed by their issuers.  Hansen is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et al.  seeking an award ordering Oppenheimer’s repurchase of approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7,537,250 as a result of claimant’s liquidation of certain ARS positions in a private securities transaction.  At the same time Oppenheimer filed its answer denying any liability to the claimant, Oppenheimer asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty.  Also, at the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer urged in its third party claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and in appropriately supporting the ARS still held by claimant, and for other actions by the underwriters which lead to the interruption in the ARS market.  Oppenheimer intends to vigorously defend itself against these allegations.

Between April 2008 and September 30, 2009, Oppenheimer & Co. Inc. and certain affiliated parties have been served with approximately 16 arbitration claims before FINRA, by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or recission.

ITEM 1A. Risk Factors

During the three months ended September 30, 2009, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company did not repurchase any Class A Shares pursuant to its Normal Course Issuer Bid. On May 27, 2009, the Company announced its intention to purchase up to 600,000 shares of its Class A non-voting common stock commencing June 2, 2009 and ending December 31, 2009. The Company will undertake repurchases only if market conditions warrant such repurchases.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, in the City of New York, New York on this 5th  day of November, 2009.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)