Form 10-K
period 2009-12-31
OPPENHEIMER HOLDINGS INC
filed 2010-03-05
CIK 791963

_________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

125 Broad Street, New York, NY

10004

  (Address of principal executive offices)

(Zip Code)

  Registrant’s Telephone number, including area code: (212) 668-8000

  Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

  Title of each class

on which registered

  Class A non-voting common stock

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2009 was $214.1 million  based on the closing price of the Class A non-voting common stock on the New York Stock Exchange as at June 30, 2009 of $21.17.

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on March 1, 2010 was 13,243,052 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.”  We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1.  BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer.  With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services.  The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a New York-based securities broker-dealer, Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments Inc. (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Evanston Financial Inc. (“Evanston”), a Federal Housing Administration (“FHA”) approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer E.U. Ltd. (United Kingdom), Oppenheimer Investments Asia Ltd. (Hong Kong), Oppenheimer Israel (OPCO) Ltd. (Israel) and Oppenheimer Canada Inc. (Canada).

Oppenheimer Holdings Inc. was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Incorporation effective on May 11, 2005, the Company’s legal existence was continued under the Canada Business Corporations Act. Effective May 11, 2009, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware in the United States with the approval of its shareholders.

On January 14, 2008, the Company acquired Canadian Imperial Bank of Commerce’s (“CIBC”) U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as CIBC Israel Ltd. (now Oppenheimer Israel). On September 5, 2008 and November 4, 2008, the Company closed the acquisition of the operations related to the CIBC Capital Markets Business in the United Kingdom and Asia (collectively, with such CIBC Capital Markets Business, the “New Capital Markets Business”). As a result of these acquisitions, the Company created two foreign subsidiaries: Oppenheimer E.U. Ltd. in London, England for the European portion of the business and Oppenheimer Investments Asia Ltd. in Hong Kong, China for the Asian portion of the business. At the time of acquisition, the New Capital Markets Business employed over 600 people and, based on CIBC’s published results for the year ended October 31, 2007, produced over $400 million in revenue. These acquisitions significantly increased the Company’s capital markets presence.

The purchase price for New Capital Markets Business was comprised of (1) an earn-out based on the annual performance of the combined existing Oppenheimer capital markets business and the acquired businesses (the “Capital Market Division” or the “OIB Division”) for the calendar years 2008 through 2012 (in no case is the earn-out to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”), 25% of which will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, shares of the Company’s Class A non-voting common stock (the “Class A Stock”) (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 shares of Class A Stock at $48.62 per share exercisable five years from the January 2008 closing, (3) cash consideration at closing equal to the fair market value of certain inventories in the amount of $48.2 million, and (4) a payment at closing in the amount of $2.5 million for office facilities. The acquisition has been accounted for using the purchase method. For more information on the acquisition, see note 19 to the Company’s consolidated financial statements for the year ended December 31, 2009 included in Item 8.

Set forth below are the principal lines of business of the Company. The Company’s revenues by business segment appear in note 16 of the consolidated financial statements appearing under Item 8.

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,474 financial advisors in 94 offices located throughout the United States and in two offices in Latin America through local broker-dealers. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or with investment advisory accounts with asset-based fee pricing.  As of December 31, 2009, the Company held client assets of approximately $66.0 billion. Oppenheimer provides the following private client services:

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

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels.  Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds.  Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts.  At December 31, 2009, the Company had approximately $16.4 billion of client assets under management. The Company’s asset management services include:

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

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha programs, Oppenheimer offers discretionary investment management wrap programs with a client-focused approach to money management, servicing high-net-worth individuals and families, endowments and foundations and institutions.

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

CAPITAL MARKETS

Investment Banking

Oppenheimer employs over 130 investment banking professionals throughout the United States, in the United Kingdom, Israel and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy and transportation, financial institutions, healthcare, industrial growth and services, media and entertainment and technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with Financial Sponsors and maintains a dedicated Financial Sponsor group.

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

Equities Underwriting – Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer and business services, energy and transportation, financial institutions, healthcare, industrial growth and services, media and entertainment, technology and telecom.

Debt Underwriting – Oppenheimer offers a full range of debt financing for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations, and Chapter 11 exit financings. Oppenheimer specializes in high yield debt and fixed and floating-rate senior and subordinated debt offerings.

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

Equity Research – Oppenheimer has expanded its research platform through its January 2008 acquisition of the New Capital Markets Business and now employs over 37 senior analysts covering over 750 equity securities worldwide, and over 70 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. In addition to providing fundamental analysis, the Company also provides technical analysis.

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

Event Driven Sales & Trading – Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: Merger Arbitrage; Dutch tender offers; Split and Spin-offs; and Recapitalizations and Corporate Reorganizations.

DEBT CAPITAL MARKETS

Fixed Income- High Yield & Securitized – Oppenheimer trades non-investment grade public and private debt securities as well as distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities.  Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Oppenheimer offers trading and a high degree of sales support in highly rated (“high grade”) corporate bonds, mortgage backed securities, government and agency bonds as well as the trading of sovereign debt of industrialized and emerging market countries. Since June 2009, Oppenheimer has participated in auctions for U.S. Government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury.

Fixed Income Research – Oppenheimer has expanded its research platform through its January 2008 acquisition of the New Capital Markets Business and currently has six fixed income research professionals covering over 150 companies in the investment grade bond, high yield bond and leveraged loan sectors. Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term.

Public Finance – Oppenheimer’s public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers.  The group has been built by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities.  Public Finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers, and project financing. Oppenheimer also offers underwriting and distribution of Build America Bonds on behalf of municipal issuers who find it useful to issue U.S. Government guaranteed taxable debt as well as short term bond anticipation notes and other short term debt for state and local issuers.

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisors within their regions as well as mid-tier and national institutional accounts.  These desks serve Oppenheimer’s financial advisors in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. There are various proposals before Congress that would prohibit proprietary trading by certain financial institutions. The Company does not believe that these proposals would affect its business or operations as the proposals appear to apply to banks and deposit taking institutions.

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

In June 2009, the Company significantly expanded its government trading operations.  Through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements’), the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. One of the reasons the Company expanded its government trading operations is because the Company is in the process of applying to become a Primary Dealer at the Federal Reserve Bank of New York (“FRBNY”). If the Company becomes a Primary Dealer, the Company will be the counterparty to FRBNY in its open market operations and will be able to participate directly in U.S. Treasury auctions.  Additionally, the Company would have the ability to access liquidity from the FRBNY against eligible collateral.

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

The size of its securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See “Regulatory Capital Requirements”, below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships), which are offered to Oppenheimer hedge fund-qualified clients as well as qualified clients of other broker-dealers.

OPY CREDIT CORP.

Through OPY Credit Corp., the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company.  Through OPY Credit Corp., the Company also trades corporate loans in the secondary market. The warehouse facility may also be utilized, under some circumstances, when OPY Credit participates in a “Club” transaction where several lenders will pool a loan transaction and allocate the commitment among them without further distribution.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to the clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients.  At December 31, 2009, Oppenheimer Trust held custodial assets of approximately $3.6   billion.

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

EMPLOYEES

At December 31, 2009, the Company employed 3,616 employees (3,551 full time and 65 part time), of whom approximately 1,474 were financial advisers.

COMPETITION

Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: merger and acquisition advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.

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

BUSINESS CONTINUITY PLAN

The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counter-parties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences, which by their very nature are unpredictable, and can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances it is the Company’s intention to remain in business and to provide ongoing investment services as if no disruption had occurred.

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates multiple primary data centers as well as maintains back-up facilities (information technology, operations and data processing) in a  separate site with  requisite power and communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States, which could in an emergency house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

REGULATION

Self-Regulatory Organization Membership - Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”),  the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association.  In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer is registered in Ontario, Canada as an International Dealer. Oppenheimer E.U. Ltd. is regulated by the Financial Services Authority in the United Kingdom.  Oppenheimer Israel (OPCO) Ltd. is regulated by the Israeli Securities Authority. Oppenheimer Investments Asia Ltd. is registered with the Securities and Futures Commission in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association, a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

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

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by institutional investors.

Oppenheimer is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to be subject to an annual “surprise” examination of custodian assets and to deliver an annual report (SAS 70) to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, in recent years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting”.

Recent events connected to the worldwide credit crisis have made it highly likely that the self-regulatory framework for financial institutions will be changed in the United States and around the world. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and the United Kingdom would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. Any such action could have a material adverse affect on our business, financial condition and results of operations.

Trust Company Regulation – Oppenheimer Trust is a limited purpose trust company organized under the laws of New Jersey and is regulated by the New Jersey Department of Banking and Insurance.

REGULATORY CAPITAL REQUIREMENTS

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

Oppenheimer E.U. Ltd. is authorized by the Financial Services Authority (“FSA”) of the United Kingdom to provide investment services under the Markets of Financial Instruments Directive (“MiFID”). These permissions were originally limited to the receipt and transmission of orders in relation to one or more financial instruments, the provision of investment advice and the ability to conduct certain regulated activities which activities include advising on investments, agreeing to carry on a regulated activity and arranging (bringing about) deals in investments and making arrangements with respect to professional clients and eligible counterparties.  In January 2009, Oppenheimer E.U. Ltd. submitted an application for Variation of Permission with the FSA to change its registration from an Exempt CAD firm to a BIPRU Limited License firm and to expand its permissions to deal in investments as agent.  Permission was granted by the FSA in February 2009.  In November 2009, Oppenheimer E.U. Ltd. submitted another application for Variation of Permission with the FSA to expand its regulated activities to include dealing in investments as principal, with the specific limitations of a matched principal broker. Permission was granted by the FSA in December 2009.

Under the new status, Oppenheimer E.U. Ltd.’s capital resource requirement is the higher of the base capital resource requirement (€50,000), or the sum of the credit risk capital and the market risk capital requirements, or the fixed overheads requirement, which is equal to 25% of the firm’s relevant fixed expenditures as defined by the FSA.

On February 12, 2010, Oppenheimer Investments Asia Ltd. was approved by the Hong Kong Securities and Futures Commission to place securities of U.S. listed companies with institutional clients and to provide corporate finance advisory services to Hong Kong institutional clients.  Oppenheimer Investments Asia Ltd. will be required to maintain Required Liquid Capital of the greater of HKD $3,000,000 or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.

See note 14 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further information on the Company’s regulatory capital requirements.

OTHER REQUIREMENTS

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.05 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.15 at December 31, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009; - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2009 was 5.63%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2009, on the Senior Secured Credit Note was $2.1 million ($4.6 in 2008 and $8.0 in 2007). Of the $32.5 million principal amount outstanding at December 31, 2009, $11.5 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 4.95 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 0.95 at December 31, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2009 was 6.18%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2009, on the Subordinated Note was $6.2 million ($6.9 million in 2008).

The Company participates in loan syndications through the Debt Capital Markets business acquired from CIBC.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC whereby CIBC extends financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the market value of the loans trading in the secondary market.  To the extent that the market value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $73.1 million and had nil in Excess Retention as of December 31, 2009.

The Company anticipates participating in certain “Club” transactions where several lenders will pool a loan transaction and allocate the commitment among them without further distribution. Under some circumstances, the Company may have to post collateral with CIBC to protect CIBC from a portion of its potential exposure in each transaction. The amount of collateral associated with each transaction is based on a formula negotiated between CIBC and Oppenheimer. Oppenheimer may also be required to cede all or a portion of certain fees in respect of such transactions.

Oppenheimer and Freedom are each members of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyd’s of London of an additional $99.5 million (and $1 million for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400.0 million.  The Company has entered into an indemnity agreement with Lloyd’s of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

The Company’s principal place of business is at 125 Broad Street, New York, NY 10004 and its telephone number is (212) 668-8000. The Company’s Internet address is www.opco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K,

Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

You may read and copy this annual report on Form 10-K for the year ended December 31, 2009 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Section of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies.  These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers.  The failure of the ARS market has prevented clients from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company operates in an agency capacity in this market and holds ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 50% of the overall ARS issued into the ARS market remain outstanding. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

Regulators have concluded, in many cases, that securities firms, initially those that underwrote and supported the auctions for ARS, should be compelled to redeem them from customers. Underwriters and broker-dealers in such securities have settled with various regulators and have purchased ARS from their clients. During the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. As a result, the Company will purchase eligible ARS from eligible clients pursuant to those settlements. Based on the terms of the settlements, the Company will make an initial national offer to purchase eligible ARS to eligible clients who currently hold accounts at Oppenheimer. Eligible client accounts will be aggregated on a “household” basis. The Company will make subsequent offers to eligible clients holding eligible

ARS based on its availability of funds for such purpose. The Company estimates that it is obligated to purchase up to approximately $39 million of eligible ARS in the initial 15 month period covered by settlements with the Regulators. Such purchases will be paid for from available funds. The Company is continuing to cooperate with investigating entities from other states.

Notwithstanding the foregoing settlements, the Company remains as a named  respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. If the ARS market remains frozen, the Company may be further subject to claims by its clients or may be at a competitive disadvantage to those of its competitors that have already completed purchases from their clients.  There can be no guarantee that the Company will be successful in defending any or all of the current actions against it or any subsequent actions filed in the future. Any such failure could have a material adverse effect on the results of operations and financial condition of the Company including its cash position. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

The Company’s customers held approximately $673.1 million of ARS at February 28, 2010, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIB’s”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time.  If the Company were to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as described above. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreement and, in the case of the MSD, may reinstitute the previously pending administrative proceedings.  See “Legal Proceedings.”

The Company has sought financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so.  There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings.

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

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•

The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as occurred in the second half of 2008 and early 2009, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s

•

investment banking services and increasing price competition among financial services companies seeking such engagements. The market disruption which occurred in 2008 and early 2009 resulted in a reduction in the amount of investment banking business completed and a corresponding decline in the size of underwriting, placement and advisory fees the Company received. If such a market disruption recurs at some point in the future, it may have a significant adverse impact on the Company’s profitability.

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

•

Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenues. The reduction of interest rates to all-time record lows can and has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC-covered deposits. A continuation of these conditions would significantly harm the Company’s business model.

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

The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. In 2008 and 2009, there was a substantial reduction in the number and aggregate dollar volume of global mergers and acquisitions transactions and securities offerings.   If this trend were to continue, the aggregate investment banking revenue of the Company could be lower than levels required to justify the size and scope of the Company’s resources dedicated to this effort.

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

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired the New Capital Markets Business. For information on the acquisition, see note 19 to the Company’s consolidated financial statements for the year ended December 31, 2009 included in Item 8. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve its competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, officers, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition.

If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially, adversely affected.

At December 31, 2009, the Company had liabilities of approximately $1.8 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its results of operations and financial condition. The Company had senior and subordinated debt outstanding at December 31, 2009. If the Company is unable to meet its covenants under these obligations, the debt could be accelerated.

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

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to conduct an annual “surprise” audit, in addition to the annual audit and to issue an annual report (SAS 70) to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations. A failure to conduct such an audit or issue the SAS 70 report with favorable findings could adversely effect a sizable portion of the Company’s businesses.

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

Oppenheimer and Freedom are subject to the SEC’s Net Capital Rule which requires the maintenance of minimum net capital. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption “Net Capital Requirements”. Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA.

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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the recent worldwide credit disruptions, including the disruptions in the auction rate securities market.  If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. See Item 1A under the caption “Risk Factors -The Company may be adversely affected by the failure of the Auction Rate Securities Market”, as well as  Item 3 under the caption “Legal Proceedings” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually.  To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 15 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8.

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

In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup, Bank of America, and American International Group, Inc. needed to accept substantial funding from the Federal government. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.

The failure of guarantors could adversely affect the pricing of securities and their trading markets.

Monoline insurance companies, commercial banks and other insurers regularly issue credit enhancements to issuers in order to permit them to receive higher credit ratings than would otherwise be available to them. As a result, the failure of any of these guarantors could and would suddenly and immediately result in the depreciation in the price of the securities that have been guaranteed or enhanced by such entity. This failure could adversely affect the markets in general and the liquidity of the securities that are so affected. This disruption could create losses for holders of affected securities including the Company. In addition, rating agency downgrades of the debt or deposit or claims paying ability of these guarantors could result in a reduction in the prices of securities held by the Company which are guaranteed by such guarantors.

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

The effect of climate changes on the Company cannot be predicted with certainty.

The Company is not directly affected by environmental legislation, regulation or international treaties. The Company is not involved in an industry which is significantly impacted by climate changes except as such changes may affect the general economy of the United States and the rest of the World. While severe weather conditions such as storms, snowfall, and other climatic events may affect one or more offices of the Company for short periods of time, any such event would not materially impact the operations or finances of the Company. The Company maintains Disaster Recovery Plans (see Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Continuity) and property insurance for such emergencies. A significant change in the climate of the World could affect the general growth in the economy, population growth and create other issues which will over time affect returns on financial instruments and thus the financial markets in general. It is impossible to predict such effects on the Company’s business and operations.

Risks associated with the Company’s stock.

The Company’s stock price can be volatile.

Stock price volatility may make it difficult for an investor to resell shares of the Company’s Class A Stock at the times and at the prices desired. The price of the Class A Stock can fluctuate significantly in response to a variety of factors including, among other things:

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

The trading volume in the Company’s Class A Stock is less than that of larger financial services companies.

Although the Company’s Class A Stock is listed for trading on the NYSE, the trading volume in its Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Stock, significant sales of shares of the Company’s Class A Stock, or the expectation of these sales, could cause the Company’s stock price to fall and increases the volatility of the Class A Stock generally.

The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.

The Company issues two classes of shares, Class A Stock and Class B voting common stock (“Class B Stock”). At December 31, 2009, there were 99,680 shares of Class B Stock outstanding compared to 13,118,001 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. As of February 5, 2010, over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. This concentration of Class  B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a “control premium” by the controlling stockholder in the event of a sale of stock (which premium would not be received by the holders of the Class A stock). The controlling stockholder may have potential conflicts of interest with other stockholders.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2009, the Company had 13,118,001 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 420,707 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 753,022 shares of Class A Stock. The Company is further authorized to issue up to 594,645 shares of Class A Stock under share-based compensation plans, for which stockholder approval has already been obtained.  As part of the consideration for the New Capital Markets Business, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock on January 14, 2013 at an exercise price of $48.62 per share. The Company may also issue Class A Stock in an indeterminate amount as payment for CIBC’s earn-out in the New Capital Markets Business for the five year period ending in 2013. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at 125 Broad Street, New York, New York for general administrative activities and most day-to-day management functions. Its office at 300 Madison Ave., New York, New York serves as the base for most of Oppenheimer's research, trading and investment banking activities, although other offices also have employees who work in these areas. Asset Management services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street, and 300 Madison serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer's New York office using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. Freedom conducts its business from its offices located in Edison, N.J. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.  In addition, the Company has offices in London, U.K., Tel Aviv, Israel and Hong Kong, China.

The Company and its subsidiaries own no real property, but at December 31, 2009, occupied office space totaling approximately 1.2 million square feet in 121 locations under standard commercial terms expiring between 2010 and 2019. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3.  LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, which seek substantial penalties, fines or other monetary relief.

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below, many of which are at a preliminary stage, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market”, “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

Auction Rate Securities Matters

For a number of years, the Company offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman v. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.  On February 20, 2009, this action was consolidated with the Vining action described below.

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining v. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously. On February 20, 2009, the Grossman action discussed above was consolidated with this action. The action requests relief in the form of compensatory damages in an amount to be proven at trial as well as costs and expenses. Oppenheimer (and a number of its affiliates) have filed a motion to dismiss this consolidated action.

Oppenheimer has been responding to inquiries from the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of ARS. The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  On November 18, 2008 the Massachusetts Securities Division (the “MSD”) filed an Administrative Complaint (the “Complaint”), captioned In the Matter of Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White, Docket No. 2008-0080, alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleged, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  The Complaint also alleged that the individual respondents improperly sold their personal ARS holdings. Oppenheimer and all individual respondents filed an answer to the Complaint denying that the allegations in the Compliant had any basis in fact or law.

Oppenheimer entered into a Consent Order (the “Order”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling the pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts.  Oppenheimer and the individual respondents did not admit or deny any of the findings of fact or law or allegations contained in the Order and no fine was imposed against any of such parties.  All claims against the individual respondents were dismissed.  Oppenheimer agreed to pay the external costs incurred by the MSD related to the investigation and the administrative proceeding in an amount totaling $250,000.

Pursuant to the terms of the Order, Oppenheimer will offer to purchase $25,000 of Eligible  ARS (as defined in the Order) from  Customer Accounts (as defined in the Order) no later than May 29, 2010.  No later than August 28, 2010, Oppenheimer will establish a Fund for Redemption (the “Fund”) capitalized with $2.25 million and use the Fund for the benefit of eligible Massachusetts Customer Accounts (as defined in the Order) to offer to purchase all Eligible  ARS from Eligible Customer Accounts.  No later than February 29, 2011, Oppenheimer will deposit into the Fund an additional $1.40 million to be used, for the benefit of eligible Massachusetts Customer Accounts, to offer to purchase all Eligible ARS from all Massachusetts Customer Accounts.  Oppenheimer’s offers will remain open for a period of seventy-five days from the date on which any offer to purchase is sent.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers.  In that regard, Oppenheimer has agreed to offer, no later than May 29, 2010, such clients a margin loan with respect to such account holders’ holdings of Eligible ARS.  Oppenheimer has also agreed to use any excess in the Fund to redeem ARS from Massachusetts clients not covered by the Fund on a pro-rata basis.

Oppenheimer estimates that it is obligated to purchase up to approximately $4.5 million of Eligible ARS in the initial 15 month period covered by the Order.

If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings.

Reference is made to the Order between the MSD and Oppenheimer et al., attached to this Annual Report as Exhibit 10.24, for additional details of the agreement with the MSD.

On February 23, 2010, the NYAG accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance (“AOD”) pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS.  Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.

Pursuant to the terms of the AOD, Oppenheimer will offer to purchase at par plus accrued but unpaid dividends and interest to the day of purchase one (1) unit ($25,000) of Eligible ARS (as defined in the AOD) from Eligible Investors (as defined in the AOD) who currently hold accounts at Oppenheimer no later than May 24, 2010 (the “Initial Purchase Offer”). Eligible Investors’ accounts will be aggregated on a “household” basis. Starting on or about August 23, 2010, and continuing every six months thereafter until Oppenheimer has extended a purchase offer to all Eligible Investors, Oppenheimer will offer to purchase Eligible ARS from Eligible Investors who did not receive an Initial Purchase Offer, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer (the “Additional Purchase Offers”).  Oppenheimer’s Initial Purchase Offer and Additional Purchase Offers will remain open for a period of seventy-five days from the date on which the offer to purchase is sent.

In addition, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify any Eligible Investors who purchased Eligible ARS and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon (the “ARS Losses”); (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the “Loan Cost Excess”) and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor’s claim for consequential damages against Oppenheimer related to the investor’s inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of items (1) through (3) will take effect.

Each of the AOD and the Order provides that in the event that Oppenheimer enters into another agreement that provides any form of benefit to any Oppenheimer ARS customer on terms more favorable than those set forth in the AOD or the Order, Oppenheimer will immediately extend the more favorable terms contained in such other agreement to all eligible investors.  In the case of the Order, it is limited to more favorable agreements entered into subsequent to the February 26, 2010 Order while in the case of the AOD, it covers more favorable agreements entered into prior and subsequent to the February 23, 2010 AOD.  The AOD further provides that if Oppenheimer pays (or makes any pledge or commitment to pay) to any governmental entity or regulator pursuant to any other agreement costs or a fine or penalty or any other monetary amount, then an equivalent payment, pledge or commitment will become immediately owed to the State of New York for the benefit of New York residents.

As a result of these provisions, Oppenheimer may be required to establish a fund similar to the Fund capitalized with at least $3.65 million for the benefit of Eligible Investors to purchase Eligible ARS.  In addition, as a result of these provisions, Oppenheimer may be required to pay the external costs incurred by the NYAG, if any, related to the investigation in an amount not to exceed $250,000.  These provisions will not affect the terms of the Order with MSD.

Oppenheimer estimates that it is obligated to purchase up to approximately $34.5 million of Eligible ARS  in the initial 15 month period covered by the AOD.  The potential amount of future payments that may be required to be made in connection with the aggregate Loan Cost Excess and the aggregate ARS Losses is currently unknown.

If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.

Reference is made to the AOD between the NYAG and Oppenheimer, attached to this Annual Report as Exhibit 10.22, for additional details of the agreement with the NYAG.

The Company is continuing to cooperate with investigating entities from other states.

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace - as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions and who subsequently entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings.  Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a

 “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. and Deutsche Bank A.G. (the “Deutsche Entities”).  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. The Deutsche Entities subsequently filed a motion to sever the arbitration into a separate proceeding.  An arbitration panel has yet to be appointed in this proceeding. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against the Deutsche Entities alleges that the Deutsche Entities are liable to U.S. Airways because of their role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes.  Oppenheimer intends to vigorously defend itself against the allegations in the U.S. Airways action.

In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  Plaintiffs’ sought an award of punitive damages from Oppenheimer as well as interest on such award.   Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.  The Court granted Oppenheimer’s motion to dismiss this action  with prejudice on February 22, 2010.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration has been scheduled to commence in August 2010. As of this date, approximately $20 million of the $60 million Hansen held in ARS have been redeemed by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer intends to vigorously defend itself against the allegations in the Hansen action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et al.  seeking an award ordering Oppenheimer’s repurchase of approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction.  At the same time Oppenheimer filed its answer denying any liability to the claimant, and Oppenheimer asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty.  Also, at the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer urged in its third party claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant, and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters in this action filed a motion to sever the arbitration into a separate proceeding. Oppenheimer intends to vigorously defend itself against these allegations.

Between April 2008 and February 28, 2010, Oppenheimer and certain affiliated parties have been served with approximately 22 arbitration claims before FINRA, by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or recission.

See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters,” and note 13 to the consolidated financial statements appearing in Item 8.

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc.  The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund.  Mr. Wright purportedly used the broker/dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.

In April 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Groff et. al v. Oppenheimer in which the grantors and beneficiaries of the Groff Family Trust filed a claim alleging that, beginning in January 2005, Oppenheimer made recommendations that were unsuitable. The claim alleges damages in excess of $16 million and alleges as causes of action the following:  breach of fiduciary duty, constructive fraud, fraud by misrepresentation and omission, unauthorized withdrawals of assets, breach of written contract and failure to supervise as well as elder abuse and violation of state and federal securities laws and the FINRA Rules of Fair Practice. Oppenheimer believes it has meritorious defenses to the claims raised and intends to vigorously defend itself against these claims.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders during the fourth quarter of the Company's 2009 fiscal year.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY                             SECURITIES

(a) The Company's Class A Stock is listed and traded on the NYSE (trading symbol “OPY”). The Class B Stock is not traded on any stock exchange and, as a consequence, there is only limited trading in the Class B Stock. The Company does not presently contemplate listing the Class B Stock in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2008 and 2009 fiscal years. Prices provided are e based on data provided by the NYSE.

Class A Stock:		NYSE
		HIGH	LOW
		(U.S. Dollars)

2009	1st Quarter	$14.72	$6.70
	2nd Quarter	$22.83	$9.00
	3rd Quarter	$30.38	$20.56
	4th Quarter	$34.16	$22.85

2008	1st Quarter	$48.19	$34.50
	2nd Quarter	$46.99	$27.27
	3rd Quarter	$31.51	$20.51
	4th Quarter	$25.62	$7.70

As at December 31, 2009, there were 1,173,729 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

In addition, as part of the consideration for the New Capital Markets Business acquired on January 14, 2008, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock at an exercise price of $48.62 per share on January 14, 2013. The Company may also issue Class A Stock in an uncertain amount as payment for CIBC’s earn-out in the New Capital Markets Business for the five year period ending in 2013.

(b) The following table sets forth information about the stockholders of the Company as at February 26, 2010 as set forth in the records of the Company's transfer agent and registrar:

	Number of shares	Number of stockholders of record
Class A Stock	13,118,001	326
Class B Stock	99,680	172

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A and Class B Stock for the fiscal years ended December 31, 2008 and 2009 and the first quarter of 2010.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 29, 2008	February 15, 2008	February 29 2008	$0.11
Quarterly	April 30, 2008	May 16, 2008	May 30, 2008	$0.11
Quarterly	July 30, 2008	August 15, 2008	August 29, 2008	$0.11
Quarterly	October 31, 2008	November 14, 2008	November 28, 2008	$0.11
Quarterly	January 29, 2009	February 13, 2009	February 27, 2009	$0.11
Quarterly	April 23, 2009	May 15, 2009	May 29, 2009	$0.11
Quarterly	July 30, 2009	August 14, 2009	August 28, 2009	$0.11
Quarterly	October 30, 2009	November 13, 2009	November 27, 2009	$0.11
Quarterly	January 28, 2010	February 12, 2010	February 26, 2010	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together “EIP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company has and may grant options to purchase Class A Stock to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis.

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

e) Share Performance Graph

The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Stock, (2) the Standard & Poor’s 500 Index  (S&P 500), and (3) the Standard & Poor’s 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVFI).

THE SHARE PERFORMANCE GRAPH APPEARS HERE BASED ON THE FOLLOWING DATA TABLE.

As at December 31,	2004	2005	2006	2007	2008	2009
Oppenheimer	100	80	132	168	52	132
S&P 500	100	103	117	121	75	92
S&P 500 / Diversified Financials	100	107	129	103	41	53

Issuer Bid

On May 27, 2009, the Company announced that during the period expiring December 31, 2009 it intended to purchase up to 600,000 shares of its Class A Stock by way of an Issuer Bid through the facilities of the NYSE, representing approximately 5% of the outstanding Class A Stock.

During the three months ended December 31, 2009, the Company did not buy back any Class A Stock.

The Company’s Senior Secured Credit Note requires a pay down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2009. In January 2008, the Company purchased the New Capital Markets Business (see note 19 to the consolidated financial statements for the year ended December 31, 2009 in Item 8). See also Item 1, “Business” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2009	2008	2007	2006	2005
Revenue	$991,433	$920,070	$914,397	$800,823	$679,746
Net profit (loss)	$19,487	$(20,770)	$75,367	$44,577	$22,916
Net profit (loss) per share (1)
- basic	$1.49	$(1.57)	$5.70	$3.50	$1.76
- diluted	$1.45	$(1.57)	$5.57	$2.76	$1.36
Total assets	$2,203,383	$1,526,559	$2,138,241	$2,160,090	$2,184,467
Long term debt	$132,503	$147,663	$83,325	$133,726	$176,705
Total liabilities	$1,751,936	$1,100,833	$1,694,261	$1,801,049	$1,876,344
Cash dividends per share of
Class A and Class B Stock	$0.44	$0.44	$0.42	$0.40	$0.36
Stockholders' equity	$451,447	$425,726	$443,980	$359,041	$308,123
Book value per share (1)	$34.15	$32.75	$33.22	$27.76	$24.46
Number of shares of capital stock outstanding (1)	13,217,681	12,999,145	13,366,276	12,934,362	12,595,821

(1)

The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at December 31, 2009, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2009 totaled approximately $66.0 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston is engaged in mortgage brokerage and servicing. At December 31, 2009, client assets under management by the asset management groups totaled $16.4 billion. At December 31, 2009, the Company employed 3,616 employees (3,551 full time and 65 part time), of whom approximately 1,474 were financial advisers.

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

Financial Instruments Used for Asset and Liability Management

The Company utilizes interest rate swap agreements to manage interest rate risk on its variable rate Senior Secured Credit Note. These swaps have been designated as cash flow hedges under the accounting guidance for derivative instruments and hedging activities.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in the 3-Month London Interbank Offering Rate (“LIBOR”).

The Company utilizes an interest rate cap agreement to manage interest rate risk on its variable Subordinated Debt. The cap has been designated as a cash flow hedge under the accounting guidance for derivative instruments and hedging activities.  Changes in the fair value of the cap hedge are expected to be highly effective in offsetting changes in the interest payments due to changes in the 3-Month LIBOR rate.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the accounting guidance for the fair value measurement of financial assets, which defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures.  Fair value, as defined by the accounting guidance, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is included in note 4 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a  fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at December 31, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy.

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

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are probable and estimable. When the contingencies are not probable and estimable, the Company does not establish reserves. When determining whether to record a reserve, management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment.  The Company’s goodwill resides in its Private Client Division (“PCD”).  Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount.  The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment.

Accounting standards require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as at December 31, 2009 has been tested for impairment and it has been determined that no impairment has occurred (see note 15 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further discussion).

Excess of fair value of assets acquired over cost arose from the acquisition of the Canadian Imperial Bank of Commerce (“CIBC”) U.S. capital markets business (“New Capital Markets

Business”) - see note 19 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further discussion.  If the earn-out from the acquisition of the New Capital Markets Business exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil as at December 31, 2009). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. See note 15 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further discussion.

Intangible assets also arose from the acquisition of the New Capital Markets Business in January 2008 and are comprised of customer relationships and a below market lease.  Customer relationships are carried at $817,800 (which is net of accumulated amortization of $123,200) as at December 31, 2009 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $12.8 million (which is net of accumulated amortization of $8.5 million) as at December 31, 2009 and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2009 have been tested for impairment and it has been determined that no impairment has occurred (see note 15 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further discussion).

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. See note 12 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 for further discussion.

New Accounting Pronouncements

Recently adopted and recently issued accounting pronouncements are described in note 1 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8.

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

At year-end 2009, the U.S. economy has emerged from the longest contraction since the Great Depression. Unemployment continues at very high levels and uncertainty continues to plague the economy as we await the reversal of stimulative policies from the Federal Reserve and a determination of national policies for major segments of the economy including healthcare and the financial system. Other economic indicators are showing improvement including: increased manufacturing activity, higher commodity prices and higher end sales to consumers and businesses. The real estate markets are sending mixed signals with significant deterioration in commercial real estate prices but improvements in the housing market across most of the country.

Improving market conditions since March 2009, buoyed by low interest rates and discretionary funds for investment, have led to overall revenue improvements for the Company in each successive quarter of 2009. Revenue from commissions and principal transactions in the three and twelve months ended December 31, 2009 surpassed levels achieved in comparable periods in 2008 as a result of the effects of rising equity prices and the credit markets recovery from distressed levels. The strength in revenue from principal transactions was largely due to the Company’s significant progress in building its fixed income division as well as strong debt markets throughout the year. Revenue for the Company from investment banking activities remains disappointing as many mid-sized and smaller companies continue to face restricted access to the capital markets, although there were significant signs of improvement in that sector in the fourth quarter of 2009. Net interest revenue for the Company, as well as fees derived from money market funds and FDIC insured deposits of clients, continue to be significantly and adversely affected by the low interest rate policies that have been designed to stimulate the economy. Asset management advisory fees increased in the fourth quarter of 2009 due to incentive fees earned on certain managed funds compared to the prior year.

While most expense categories showed significant decreases compared to the prior year, the Company’s compensation levels as a percentage of revenue remained at high levels as a result of: 1) increased stock-based and deferred compensation which reflected the significant improvement in the Company’s stock price as well as increases in the value of assets directly tied to deferred compensation plans (totaling $33.7 million), 2) the remaining costs of  compensation associated with the New Capital Markets Business acquisition ($25.7 million), and 3) short term guaranteed compensation to new employees (while down substantially from the prior year) as the Company significantly expanded its professional work force across all areas of its business during 2009.

As previously reported, the Company is not involved in the sub-prime mortgage business, and does not have any exposure to that business as a result of its recent acquisition or otherwise.

For a number of years, the Company has offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS has ‘failed’ because, in the tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for ARS nor does it have a significant exposure in its proprietary accounts. Recently, some of these ARS have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. However, in excess of fifty percent of the overall ARS issued into the ARS market remain outstanding. There is no way to predict the pace of future redemptions or whether all of these securities will be redeemed by their issuers. There has been pressure by regulators for financial services firms to redeem ARS held by clients. Settlements with regulators by our competitors have created inconsistencies in the treatment between firms that have fully redeemed ARS from clients with their own funds and firms, like the Company, which have yet to do so.

The Company continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company has reviewed various programs initiated by the U.S. government to restore liquidity to the markets. The Company considered filing an amendment to the charter of Oppenheimer Trust Company to become a depository bank eligible for FDIC insurance as well as to obtain access to the U.S. Federal Reserve Discount Window; filing an application with the FDIC for Oppenheimer Trust Company to obtain deposit insurance; and filing applications on behalf of Oppenheimer Trust Company and Oppenheimer Holdings to participate in the US Treasury Capital Purchase Program. This plan was discontinued as it failed to provide a meaningful solution to the ARS problem. In addition, the Company has considered and rejected applying to become a bank holding company for the same reason. The Company moved the situs of the Company to the United States in order to, among other things, potentially avail itself of various programs sponsored by the U.S. Treasury and the FDIC which may be available only to U.S.-based companies. The Company undertook and continues to undertake a program to become a primary dealer appointed by the Federal Reserve Bank of New York. One of the purposes of this undertaking was to access the Primary Dealer Credit Facility which might have provided a pool of liquidity with which to permit the Company to undertake a meaningful program to satisfy issues surrounding ARS. The Federal Reserve Board recently announced the closure of this facility beginning February 1, 2010.

The Company continues to pursue alternatives, which might under certain circumstances, provide the liquidity necessary to permit the Company to redeem ARS from its clients.  See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and “Factors Affecting ‘Forward-Looking Statements”.

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

Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor. FINRA has recently completed the unification and codification of its legacy NYSE and NASD rules.

Recent events connected to the worldwide credit crisis have made it highly likely that the self-regulatory framework for financial institutions will be changed in the United States and around the world. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and the United Kingdom would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers. Any such action could have a material adverse affect on our business, financial condition and results of operations.

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March, 2009.

Other Regulatory Matters

Oppenheimer has been responding to the SEC, FINRA and several state regulators as part of an industry-wide review of the marketing and sale of ARS.  The Company has answered several document requests and subpoenas and there have been on-the-record interviews of Company personnel.  During the week ended February 26, 2010, Oppenheimer finalized settlements with each of the NYAG and the MSD concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. As a result, the Company will purchase eligible ARS from eligible clients pursuant to those settlements. Based on the terms of the settlements, the Company will make an initial national offer to purchase to eligible clients who currently hold accounts at Oppenheimer no later than May 24, 2010. Eligible clients’ accounts will be aggregated on a “household” basis. The Company will make subsequent offers to eligible clients holding eligible ARS based on its availability of funds for such purpose, the amount of which the Company believes, pursuant to the terms of the settlements, will not create a condition that would have a material adverse affect on the Company’s financial statements. As a result, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008.  The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above. The Company estimates that it is obligated to purchase up to approximately $39 million of eligible ARS in the initial 15 month period covered by settlements with the Regulators. Such purchases will be paid for from available funds.  The Company is continuing to cooperate with investigating entities from other states.  Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” appearing in Item 1A, and “Legal Proceedings,” appearing in Item 3.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In some of the matters described above, including but not limited to the U.S Airways matter, loss contingencies are not probable and estimable in the view of management and, accordingly, reserves have not been established for those matters.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment has increased over 2008 and 2009 as a result of the acquisition of the New Capital Markets Businesses from CIBC and the Company’s need to build out its platform to accommodate this business. The Company successfully transitioned these businesses to its platform in the third quarter of 2008.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company acquired on January 14, 2008, the New Capital Markets Business described under Item 1, Business. The Company may review additional potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The net profit for the year ended December 31, 2009 was $19.5 million or $1.49 per share compared to a net loss of $20.8 million or $1.57 per share for the year ended December 31, 2008. Revenue for the year ended December 31, 2009 was $991.4 million, compared to revenue of $920.1 million for the same period in 2008, an increase of 8%.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	2009	%	2008	%	2007	%

Commissions	$555,574	56%	$532,682	58%	$382,053	42%
Principal transactions, net	107,094	11%	20,651	2%	41,441	5%
Interest	35,960	4%	61,793	7%	110,114	12%
Investment banking	90,960	9%	83,541	9%	103,734	11%
Advisory fees	160,705	16%	198,960	22%	249,358	27%
Other	41,140	4%	22,443	2%	27,697	3%
Total revenue	991,433	100%	$920,070	100%	$914,397	100%

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

	Period to Period Change
	Increase (Decrease)
	2009 versus 2008		2008 versus 2007
	Amount	Percentage	Amount	Percentage

Revenue -
Commissions	$22,892	+4%	$150,629	+39%
Principal transactions, net	86,443	+419%	(20,790)	-50%
Interest	(25,833)	-42%	(48,321)	-44%
Investment banking	7,419	+9%	(20,193)	-19%
Advisory fees	(38,255)	-19%	(50,398)	-20%
Other	18,697	+83%	(5,254)	-19%
Total revenue	71,363	+8%	5,673	+1%

Period to Period Change
Increase (Decrease)
2009 versus 2008		2008 versus 2007
Amount	Percentage	Amount	Percentage

Expenses -
Compensation and related expenses	$46,295	+7%	85,830	+16%
Clearing and exchange fees	($4,259)	-14%	14,619	+89%
Communications and technology	($12,635)	-17%	23,071	+44%
Occupancy and equipment costs	$4,427	+6%	21,338	+44%
Interest	($17,948)	-46%	(17,645)	-31%
Other	($15,373)	-13%	41,897	+57%
Total expenses	$507	0%	169,110	+21%

Profit before taxes	$70,856	n/a	(163,437)	n/a
Income taxes	$30,599	n/a	(67,300)	n/a
Net profit	$40,257	n/a	$(96,137)	n/a

Fiscal 2009 compared to Fiscal 2008

Revenue

Commission income is dependent on the level of investor participation in the markets. Commission revenue was $555.6 million in the year ended December 31, 2009 compared to $532.7 million in the same period in 2008, representing an increase of 4%, reflecting improved market conditions in 2009 compared to 2008.

Principal transactions revenue was significantly higher in the year ended December 31, 2009 at $107.1 million compared to $20.7 million in the same period in 2008 due to significant improvement in fixed income trading in 2009 representing a $61.8 million increase when compared to 2008 as well as gains of $9.8 million in the value of firm investments in 2009 (versus a loss of $17.8 million in 2008).

Interest revenue declined 42% to $36.0 million in the year ended December 31, 2009 from $61.8 million in the same period in 2008 due to decreases in interest earned on customer margin debits of $19.1 million and on securities borrowed positions of $6.2 million.

Investment banking revenue increased 9% to $91.0 million in the year ended December 31, 2009 compared to $83.5 million in the same period in 2008 as fees earned on equity underwriting participations increased $23.0 million offset by a decrease of $11.4 million in corporate finance advisory fees.

Advisory fees were $160.7 million in the year ended December 31, 2009, a decrease of 19% compared to $199.0 million in the same period in 2008 as a result of a decrease in average assets under management during the period of 10.7%. The decrease in advisory fees also includes a decrease of $21.1 million in fees derived from money market funds primarily as a result of a decline in interest rates. The Company earned incentive fees from general partnership interests in alternative investments of $10.7 million in 2009 ($nil in 2008). At December 31, 2009, client assets under management by the asset management groups totaled $16.4 billion, compared to $12.5 billion at December 31, 2008. Assets under management at the end of a calendar quarter serve as the basis for advisory fees billed in the following quarter.

Other revenue increased 83% to $41.1 million for the year ended December 31, 2009 from $22.4 million in the same period in 2008 primarily as a result of increases to the value of Company owned life insurance of $14.3 million, increased fees of $5.0 million related to the Company’s mortgage brokerage business, and a legal settlement award of $2 million, partially offset by a decrease of $3.9 million in fees derived from FDIC insured client deposits.

Expenses

Compensation and related expenses were $672.3 million for the year ended December 31, 2009 compared with $626.0 million for the same period in 2008, an increase of 7%. Production and incentive-related compensation increased $35.1 million, deferred compensation costs increased $16.3 million, and share-based compensation, directly related to an increased share price during the period, increased $17.4 million.  These increases were partially offset by a decrease of $25.7 million for expenses related to deferred compensation obligations to former CIBC employees.

Clearing and exchange fees decreased 14% to $26.7 million for the year ended December 31, 2009 compared to $31.0 million in the same period in 2008 primarily reflecting the economies of transitioning the acquired businesses to the Company’s platform.

Communications and technology expenses decreased 17% to $62.7 million for the year ended December 31, 2009 from $75.4 million for the same period of 2008 as a result of a reduction, or elimination, of many costs associated with our January 2008 acquisition.

Occupancy and equipment costs increased 6% to $74.4 million for the year ended December 31, 2009 from $69.9 million in the same period in 2008 due to escalation provisions increasing rental costs, as well as the opening of new branch offices around the country.

Interest expenses declined 46% to $21.1 million in the year ended December 31, 2009 from $39.0 million for the same period in 2008 due to declining interest rates resulting in lower interest incurred on securities loaned and bank loans totaling $13.5 million.

Other expenses decreased 13% to $99.4 million in the year ended December 31, 2009 from $114.8 million for the same period in 2008 largely as a result of the elimination of $33.5 million in non-recurring transitional support costs related to the CIBC capital markets business acquired in January 2008 partially offset by an increase in legal costs of approximately $14.7 million and a departure tax of approximately $2.0 million which was paid to the government of Canada in connection with the move of the Company’s domicile to the United States.

Fiscal 2008 compared to Fiscal 2007

Revenue

Commission income is dependent on the level of investor participation in the markets. Commissions for the year ended December 31, 2008 increased 39% compared to the same period in 2007 primarily as a result of the acquired businesses. For the year ended December 31, 2008, 32% of total commissions were generated by the OIB Division’s institutional equity business, representing an increase of $160.6 million compared to the same period in 2007. This increase was offset by a decline of $32.3 million in commissions generated by the Company’s other commission generating businesses.

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

Investment banking revenues decreased 19% for the year ended December 31, 2008 compared to the same period in 2007. Despite the expansion of the Company’s investment banking presence as a result of the acquisition in January 2008, market conditions were not conducive to activities generating investment banking revenue.

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

Expense

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

Compensation costs increased 16% in the year ended December 31, 2008 compared to the same period of 2007. The main driver of the increase for the year ended December 31, 2008 was the increased compensation expense associated with personnel within the acquired businesses, as described above. A decrease in deferred compensation obligations of $11.0 million driven by declining market values in the underlying benchmark portfolios offset the overall increase in compensation costs. Also offsetting the increase in compensation costs was a decrease of $8.6 million related to the Company’s stock appreciation rights that are pegged to the price of Company’s Class A Stock.

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

Liquidity and Capital Resources

Total assets at December 31, 2009 increased by 44% from December 31, 2008 levels due in large part to the Company’s expansion of its government trading desk which began in June 2009. In addition, improved credit conditions and market activity in 2009 compared to 2008 resulted in increases in receivables from brokers and clearing organizations and customers. The market environment that developed in 2008 in the wake of the failure of financial institutions and seizures in the credit markets resulted in declining markets around the world and higher levels of risk; conditions that began to improve in 2009.

The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company’s longer term capital needs are met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. At December 31, 2009, the Company had no such borrowings outstanding compared to outstanding borrowings of $6.5 million at

December 31, 2008. At December 31, 2009, the Company had available collateralized and uncollateralized letters of credit of $187.2 million.

The unprecedented volatility of the financial markets, accompanied by a severe deterioration of economic conditions worldwide, has had a pronounced adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. Further, the current environment is not conducive to most new financing and renegotiation of existing loans has become expensive and problematic.

On February 23, 2010 and February 26, 2010, the Company reached settlement agreements with regulators with respect to clients’ ownership and holdings of ARS. Under the terms of those settlements, the Company has agreed to purchase, in aggregate, ARS with a par value of approximately $31.5 million at December 31, 2009, from eligible clients no later than August 7, 2010 and to establish redemption funds of $4.5 million and $2.8 million no later than August 28, 2010 and February 29, 2011, respectively. It will make subsequent offers to eligible clients holding eligible ARS based on the Company’s availability of funds for such purpose, the amount of which the Company believes, pursuant to the terms of the settlements, will not create a condition that would have a material adverse affect on the Company’s financial statements. As a result, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008. The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.05 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.15 at December 31, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2009 was 5.63%. Interest expense, as well as interest paid on a cash basis for the year ended

December 31, 2009, on the Senior Secured Credit Note was $2.1 million ($4.6 in 2008 and $8.0 in 2007). Of the $32.5 million principal amount outstanding at December 31, 2009, $11.5 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 4.95 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 0.95 at December 31, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2009 was 6.18%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2009, on the Subordinated Note was $6.2 million ($6.9 million in 2008).

Funding Risk

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2009	2008	2007
Cash provided by operations	$54,717	$59,759	$113,667
Cash used in investing activities	(7,762)	(65,578)	(11,553)
Cash provided by (used in) financing activities	(24,722)	24,802	(97,954)
Net increase in cash and cash equivalents	$22,233	$18,983	$4,160

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2009, the Company did not purchase any Class A Stock pursuant to the Issuer Bid.

During the fourth quarter of 2009, the Company issued 61,698 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On November 27, 2009, the Company paid cash dividends of U.S. $0.11 per share of Class A and Class B Stock totaling $1.5 million from available cash on hand.

On January 28, 2010, the Board of Directors declared a regular quarterly cash dividend of U.S. $0.11 per share of Class A and Class B Stock payable on February 26, 2010 to shareholders of record on February 12, 2010.

On February 5, 2010, the Company was advised of the transfer of an aggregate of 44,319 shares of Class B voting common stock from Elka Estates Limited and certain of its shareholders to Phase II Financial Inc., a company controlled by Albert G. Lowenthal, Chairman and CEO of the Company, in exchange for a like number of shares of Class A non-voting common stock. The Company was advised that the transaction was initiated by Elka Estates Limited to satisfy estate planning issues.

The book value of the Company’s Class A and Class B Stock was $34.15 at December 31, 2009 compared to $32.75 at December 31, 2008, an increase of approximately 4%, based on total outstanding shares of 13,217,681 and 12,999,145, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2009 was 13,441,279 compared to 13,199,580 outstanding for the year ended December 31, 2008, a net increase of 2% primarily due to the issuance of Class A Stock pursuant to employee share plans.

On January 29, 2009, Moody’s Investor Services announced that it had lowered the credit rating on the Company’s Senior Secured Credit Note and on Oppenheimer Holdings Inc. from B-1 to B-2 with negative outlook, due largely to the poor performance of the business in 2008. This change in rating did not trigger any covenant violations in connection with any outstanding debt.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 4 of the notes to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations to make payments to CIBC in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in note 19 of the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8. Such information is hereby incorporated by reference.

The following table sets forth these contractual and contingent commitments as at December 31, 2009.

Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$158	$40	$66	$30	$22
Committed capital	4	4	-	-	-
Earn-out	25	-	-	25	-
Deferred compensation commitments (1)	40	40	-	-	-
Revolving commitment (2)	1	-	-	-	1
Senior Secured Credit Note	33	11	22	-	-
Subordinated Note	100	-	-	100	-
ARS purchase offers (3)	39	36	3
Total	$400	$131	$91	$155	$23

(1)

Represents payments to be made to CIBC in relation to deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company.

(2)

Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(3)

Represents payments to be made pursuant to the ARS settlements entered into with regulators in February 2010. See notes 13 and 20 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis on business operations, (xvi) the effect of bailout and related legislation, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, and (xx) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. Given the problems in the credit markets that occurred in 2008, there has been an increased focus in the industry about credit risk. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral wherever possible. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer's securities positions are subject to fluctuations in market value and liquidity.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.  Further discussion of credit risk appears in note 4 to the Company’s consolidated financial statements for the year ended December 31, 2009 included in Item 8.

Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures (including the maintenance of disaster recovery facilities and procedures related thereto) that are designed to identify and manage operational risk at appropriate levels. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. The Company has procedures designed to assess and monitor counterparty risk. For details of funding risk, see Item 7 under the caption “Liquidity and Capital Resources”.

Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with regulatory requests has become increasingly problematic, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in Item 7 under the caption “Regulatory Environment”.

The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S. Patriot Act. See further discussion of the Company’s reserve policy in Item 7, under the captions “Critical Accounting Estimates”, Item 3, “Legal Proceedings” and Item 1, “Regulation”.

Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk.  See further discussion in note 4 to the consolidated financial statements for the year ended December 31, 2009 included in Item 8.

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

At December 31, 2009 and 2008, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	VAR for Fiscal 2009			VAR for Fiscal 2008
	High	Low	Average	High	Low	Average

Equity price risk	$698	$262	$338	$538	$11	$446
Interest rate risk	1,327	1,070	1,224	2,415	1,554	1,746
Commodity price risk	237	8	74	233	133	187
Diversification benefit	(1,111)	(679)	(835)	(1,757)	(951)	(1,260)
Total	$1,151	$661	$801	$1,429	$747	$1,119

	VAR at December 31,
	2009	2008

Equity price risk	$262	$936
Interest rate risk	1,070	1,378
Commodity price risk	8	264
Diversification benefit	(679)	(1,469)
Total	$661	$1,109

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2009 from those reported in 2008 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2009 compared to December 31, 2008. The Company’s portfolio as at December 31, 2009 includes approximately $13.1 million ($10.7 million in 2008) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge market risk in fiscal 2009 and 2008, including in connection with the Senior Secured Credit Note, which is described in note 7 of the notes to the consolidated financial statements for the year ended December 31,

2009 appearing in Item 8. Such information is hereby incorporated by reference.  Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 4, 2010

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2009	2008
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$68,918	$46,685
Cash and securities segregated for regulatory and
other purposes	78,133	57,033
Deposits with clearing organizations	25,798	14,355
Receivable from brokers and clearing organizations	390,912	278,235
Receivable from customers, net of allowance for
doubtful accounts of $2,378 ($1,764 in 2008)	826,658	647,486
Income taxes receivable	5,509	12,647
Securities purchased under agreements to resell	163,825	-
Securities owned, including amounts pledged of $623
($1,903 in 2008), at fair value	238,372	127,479
Notes receivable, net	61,396	53,446
Office facilities, net	22,356	27,224
Deferred income taxes, net	15,359	1,088
Intangible assets, net	45,303	50,117
Goodwill	132,472	132,472
Other	128,372	78,292
	$2,203,383	$1,526,559

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2009	2008
(Expressed in thousands of dollars, except share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$48,097	$52,565
Bank call loans	-	6,500
Payable to brokers and clearing organizations	436,018	159,648
Payable to customers	488,360	408,303
Securities sold under agreements to repurchase	155,625	-
Securities sold, but not yet purchased, at fair value	131,739	27,454
Accrued compensation	202,525	179,649
Accounts payable and other liabilities	150,049	112,031
Senior secured credit note	32,503	47,663
Subordinated note	100,000	100,000
Excess of fair value of acquired assets over cost	7,020	7,020
	1,751,936	1,100,833

Stockholders' equity
Share capital
Class A non-voting common stock (2009 – 13,118,001 shares issued and outstanding 2008 – 12,899,465 shares issued and outstanding)	47,691	43,520
Class B voting common stock
99,680 shares issued and outstanding	133	133
	47,824	43,653
Contributed capital	41,978	34,924
Retained earnings	362,188	348,477
Accumulated other comprehensive loss	(543)	(1,328)
	451,447	425,726
	$2,203,383	$1,526,559

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$555,574	$532,682	$382,053
Principal transactions, net	107,094	20,651	41,441
Interest	35,960	61,793	110,114
Investment banking	90,960	83,541	103,734
Advisory fees	160,705	198,960	249,358
Other	41,140	22,443	27,697
	991,433	920,070	914,397

EXPENSES:
Compensation and related expenses	672,325	626,030	540,200
Clearing and exchange fees	26,748	31,007	16,388
Communications and technology	62,724	75,359	52,288
Occupancy and equipment costs	74,372	69,945	48,607
Interest	21,050	38,998	56,643
Other	99,401	114,774	72,877
	956,620	956,113	787,003

Profit (loss) before income taxes	34,813	(36,043)	127,394

Income tax provision (benefit)	15,326	(15,273)	52,027

Net profit (loss) for the year	$19,487	$(20,770)	$75,367

Earnings (loss) per share
Basic	$1.49	$(1.57)	$5.70
Diluted	$1.45	$(1.57)	$5.57

The accompanying notes are an integral part of these consolidated financial statements.

.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31,
2009	2008	2007
(Expressed in thousands of dollars)

Net profit (loss) for year	$19,487	$(20,770)	$75,367

Other Comprehensive income (loss):
Currency translation adjustment	(99)	31	-
Change in cash flow hedges, net of tax	884	(388)	(971)

Comprehensive income (loss) for the year	$20,272	$(21,127)	$74,396

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
	(Expressed in thousands of dollars)
SHARE CAPITAL
Balance at beginning of year	$43,653	$53,054	$41,226
Issuance of Class A non-voting common stock	4,730	7,786	11,828
Repurchase of Class A non-voting common stock
for cancellation	(559)	(17,187)	-

Balance at end of year	$47,824	$43,653	$53,054

CONTRIBUTED CAPITAL
Balance at beginning of year	$34,924	$16,760	$11,662
Issuance of warrant to purchase 1 million shares
of Class A non-voting common stock	-	10,487	-
Tax benefit from share-based awards	230	698	915
Share-based expense	7,001	7,334	4,183
Vested employee share plan awards	(177)	(355)	-

Balance at end of year	$41,978	$34,924	$16,760

RETAINED EARNINGS
Balance at beginning of year	$348,477	$375,137	$306,153
Cumulative effect of an accounting change	-	-	(823)
Net profit (loss) for year	19,487	(20,770)	75,367
Dividends paid ($0.44 per share in 2009; $0.44 per share in 2008; $0.42 per share in 2007)	(5,776)	(5,890)	(5,560)

Balance at end of year	$362,188	$348,477	$375,137

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	$(1,328)	$(971)	-
Currency translation adjustment	(99)	31	-
Change in cash flow hedges, net of tax	884	(388)	$(971)
Balance at end of year	$(543)	$(1,328)	$(971)

Total Stockholders’ Equity	$451,447	$425,726	$443,980

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit (loss) for year	$19,487	$(20,770)	$75,367
Adjustments to reconcile net profit to net cash provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization of office facilities and leasehold improvements	12,630	11,474	9,691
Deferred income taxes	(14,271)	(12,300)	7,621
Amortization of notes receivable	18,462	16,761	19,419
Amortization of debt issuance costs	1,188	1,227	1,218
Amortization of intangible assets	4,814	5,058	735
Provision for doubtful accounts	352	1,473	(37)
Share-based compensation	17,246	(112)	9,657
Gain on extinguishment of zero coupon note	-	-	(2,455)
Decrease (increase) in operating assets:
Cash and securities segregated for
regulatory and other purposes	(21,100)	10,529	(22,527)
Deposits with clearing organizations	(11,443)	2,047	(5,047)
Receivable from brokers and clearing
organizations	(112,677)	394,047	(28,368)
Receivable from customers	(179,524)	230,773	99,655
Income taxes receivable	7,138	(12,647)	-
Securities purchased under agreements to resell	(163,825)	-	-
Securities owned	(110,893)	81,618	8,597
Notes receivable	(26,412)	(25,284)	(12,002)
Other assets	(51,367)	43,990	(33,164)
Increase (decrease) in operating liabilities:
Drafts payable	(4,468)	(4,360)	(716)
Payable to brokers and clearing
organizations	277,254	(649,734)	(115,502)
Payable to customers	80,057	(37,996)	61,418
Securities sold under agreements to repurchase	155,625
Securities sold, but not yet purchased	104,285	(14,333)	2,098
Accrued compensation	14,141	34,334	32,935
Accounts payable and other liabilities	38,018	14,984	7,283
Income taxes payable	-	(11,020)	(2,209)
Cash provided by operating activities	54,717	59,759	113,667

The accompanying notes are an integral part of these consolidated financial statements.

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2009	2008	2007
(Expressed in thousands of dollars)
Cash flows from investing activities:
Acquisition, net of cash acquired	-	(50,335)	-
Purchase of office facilities	(7,762)	(15,243)	(11,553)
Cash used in investing activities	(7,762)	(65,578)	(11,553)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and
Class B voting common stock	(5,776)	(5,890)	(5,560)
Issuance of Class A non-voting common stock	3,043	5,740	10,970
Repurchase of Class A non-voting common stock
for cancellation	(559)	(17,187)	-
Tax benefit from share-based awards	230	698	915
Repayments of zero coupon promissory notes	-	-	(12,121)
Debt issuance costs	-	(397)	(608)
Issuance of subordinated note	-	100,000	-
Repayments of senior secured credit note	(15,160)	(35,662)	(41,050)
Decrease in bank call loans, net	(6,500)	(22,500)	(50,500)
Cash (used in) provided by financing activities	(24,722)	24,802	(97,954)
Net increase in cash and cash
equivalents	22,233	18,983	4,160
Cash and cash equivalents, beginning of year	46,685	27,702	23,542
Cash and cash equivalents, end of year	$68,918	$46,685	$27,702

Schedule of non-cash investing and financing
Activities:
Warrants issued	-	$10,487	-
Employee share plan issuance	$1,687	$2,046	$2,408

Supplemental disclosure of cash flow
information:
Cash paid during the year for interest	$16,248	$32,078	$57,429
Cash paid during the year for income taxes	$23,719	$13,750	$45,900

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

1.    Summary of significant accounting policies

Basis of Presentation

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Evanston Financial Corporation (“Evanston”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer E.U. Ltd., based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

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

Financial Instruments Used for Asset and Liability Management

The Company utilizes interest rate swap agreements to manage interest rate risk of its variable rate Senior Secured Credit Note and an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note. These interest rate swaps and the interest rate cap have been designated as cash flow hedges under the accounting guidance for derivative instruments and hedging activities.  Changes in the fair value of the interest rate swaps and interest cap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in the 3-Month London Interbank Offering Rate (“LIBOR”).

Fair Value Measurements

Effective January 1, 2008, the Company adopted the accounting guidance for the fair value measurement of financial assets, which defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures.  Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at December 31, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy.

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

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are probable and estimable. When the contingencies are not probable and estimable, the Company does not establish reserves. When determining whether to record a reserve, management considers many factors including, but not limited to: the amount of the claim; specifically in the case of client litigation, the amount of the loss in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and legal precedents and case law as well as the timing of the resolution of such matters. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount. See “Legal Proceedings.”

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment.  The Company’s goodwill resides in its Private Client Division (“PCD”).  Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount.  The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment.

Accounting standards require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as at December 31, 2009 has been tested for impairment and it has been determined that no impairment has occurred (see note 15 for further discussion).

Excess of fair value of assets acquired over cost arose from the acquisition of the New Capital Markets Business (see note 19 for further discussion).  If the earn-out from the acquisition of the New Capital Markets Business exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Inc. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil as at December 31, 2009). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. See note 15 for further discussion.

Intangible assets also arose from the acquisition of the New Capital Markets Business in January 2008 and are comprised of customer relationships and a below market lease.  Customer relationships are carried at $817,800 (which is net of accumulated amortization of $123,200) as at December 31, 2009 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $12.8 million (which is net of accumulated amortization of $8.5 million) as at December 31, 2009 and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2009 have been tested for impairment and it has been determined that no impairment has occurred (see note 15 for further discussion).

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. See note 12 for further discussion.

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

Notes Receivable

The Company had notes receivable, net from employees of approximately $61.4 million at December 31, 2009. The notes are recorded in the consolidated balance sheet at face value of approximately $109 million less accumulated amortization and reserves of $39.7 million and $7.9 million, respectively, at December 31, 2009. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability.  Amortization of notes receivable is included in the statements of operations in compensation and related expenses.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Transactions involving purchases of securities under agreements to resell (“resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated statements of operations.  The Company can present the resale and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied.  See note 4 for further discussion.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the accounting guidance for transfers and servicing.  Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under the accounting guidance for derivatives and hedging.

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

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and stockholders’ equity at historical rates. Cumulative translation adjustments of $99,000 are included in accumulated other comprehensive loss. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer E.U. Ltd. which has the U.S. dollar as its functional currency.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax balances are determined by applying the enacted tax rates applicable to the periods in which items will reverse.

In June 2006, accounting guidance on accounting for uncertainty in income taxes was introduced. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted such accounting guidance on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000.  See note 11 for further discussion. Management has evaluated its tax positions for the year ended December 31, 2009 and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2009.

Share-Based Payments

The Company has share-based compensation plans which are accounted for at fair value in accordance with the applicable accounting guidance. See note 12 for further discussion.

Interest Expense

Interest expense is primarily comprised of interest on bank call loans, the Senior Secured Credit Note, the Subordinated Note, securities loaned, repurchase agreements, and customer payables.

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

In March 2008, the FASB updated the accounting guidance relating to disclosure requirements for derivatives and hedging. The updated guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008.   The updated guidance requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted the updated guidance in the first quarter of 2009. Since the updated guidance requires only additional disclosures concerning derivatives and hedging activities, adoption did not affect the Company’s financial condition, results of operations or cash flows.

In October 2008, the FASB updated the accounting guidance for fair value measurements and disclosures to provide guidance for determining the fair value of an asset in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. Additionally, the updated guidance provides direction for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased. This updated guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. The adoption of the updated guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB updated the accounting guidance for fair value measurements and disclosures. The updated guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The updated guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Since the updated guidance requires only additional disclosures about the fair value of financial instruments, the Company’s adoption of the updated guidance did not affect the Company’s financial condition, results of operations or cash flows.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”  ASU No. 2009-05 provides guidance on measuring liabilities when a quoted price in an active market for an identical liability is not available and clarifies that a reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of the liability.  ASU No. 2009-05 is effective for financial statements issued for the first reporting period beginning after issuance of the ASU.  The Company’s adoption did not have an impact on its financial condition, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds.  ASU No. 2009-12 is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application permitted.  Because this update is consistent with the Company’s existing fair value measurement policy for its investment funds, the Company’s adoption did not have an impact on its financial condition, results of operations or cash flows.

Recently Issued

In June 2009, the FASB updated the accounting guidance for transfers and servicing of financial assets.  The updated guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, the updated guidance provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  The updated guidance also provides extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The updated guidance will be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009 and is not expected to have material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB updated the accounting guidance for consolidation. The updated guidance amends the consolidation framework for variable interest entities (“VIEs”) by requiring enterprises to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The updated guidance changes the consideration of “kick-out” rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs.  The updated guidance requires an ongoing reconsideration of the primary beneficiary.  It also amends the events that trigger a reassessment of whether an entity is a VIE.  The updated guidance also expands the disclosures required in respect of VIEs. The transition requirements of the updated guidance stipulate that assets, liabilities, and non-controlling interests of the VIE be measured at their carrying amounts as if the statement had been applied from the inception of the VIE with any difference reflected as a cumulative effect adjustment.  In February 2010, the FASB issued ASU No. 2010-10, “Consolidation – Amendments for Certain Investment Funds”, that will indefinitely defer the effective date of this accounting guidance for certain investment funds. The investment funds will need to have certain attributes of an investment company to qualify for the deferral.  The Company’s investment funds are expected to meet the attributes of an investment company and qualify for the deferral of adoption of this guidance.  The Company is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer.  In addition, the new disclosure standards require the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis.  Such disclosure is effective for reporting periods beginning after December 15, 2009.  The Company will adopt this ASU in the first quarter of 2010.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $28.5 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2009 (2008 - $25.1 million). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

Evanston had client funds held in escrow totaling $49.7 million at December 31, 2009 (2008 - $31.4 million).

3. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	As at December 31,
	2009	2008
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$299,925	$192,980
Receivable from brokers	23,019	27,517
Securities failed to deliver	20,532	17,965
Clearing organizations	17,291	14,318
Omnibus accounts	9,192	8,233
Other	20,953	17,222
	$390,912	$278,235

	As at December 31,
	2009	2008
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$412,420	$114,919
Securities failed to receive	21,728	31,502
Clearing organizations and other	1,870	13,227
	$436,018	$159,648

4. Financial instruments

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	As at December 31,
	2009		2008
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$84,168	$74,152	$20,751	$1,212
Corporate debt and other obligations	30,330	7,323	23,667	6,370
Mortgage and other asset-backed securities	4,035	5	7,535	4
Municipal obligations	34,606	1,707	15,051	1,024
Convertible bonds	35,001	12,121	19,730	3,806
Corporate equities	43,728	36,286	33,959	14,595
Other	6,504	145	6,786	443
Total	$238,372	$131,739	$127,479	$27,454

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2009 are corporate equities with estimated fair values of approximately $13.1 million ($10.7 million at December 31, 2008), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

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

Municipal Obligations

The fair value of municipal obligations is estimated using recently executed transactions, broker quotations, and bond spread information. These obligations are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

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

The following table provides information about the Company’s investments at December 31, 2009.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$ 1,725,651	$ -	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,300,052	3,967,781	N/A	N/A
Distressed Opportunities Fund(3)	11,556,401	-	Semi-Annually	180 Days

Total	$ 15,582,104	$ 3,967,781

(1) Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2) Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3) Hedge fund that invests in distressed debt of U.S. companies.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk.   Exchange-traded derivatives, namely U.S. Treasury futures, Federal funds futures, and Eurodollar futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.  Over-the-counter derivatives, namely interest rate swap and interest rate cap contracts, are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

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

As described in note 1, the Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral.  Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$13,365	$ -	$ -	$13,365
Securities segregated for regulatory and
other purposes	11,499	-	-	11,499
Deposits with clearing organizations	7,995	-	-	7,995
Securities owned:
U.S. Treasury obligations	53,633	-	-	53,633
U.S. Agency obligations	15,928	14,604	-	30,532
Sovereign obligations	3	-	-	3
Corporate debt and other obligations	-	30,330	-	30,330
Mortgage and other asset-backed securities	-	3,718	317	4,035
Municipal obligations	-	33,531	1,075	34,606
Convertible bonds	-	35,001	-	35,001
Corporate equities	35,178	8,550	-	43,728
Other	2,054	-	4,450	6,504
Securities owned, at fair value	106,796	125,734	5,842	238,372
Investments (1)	11,374	28,972	15,981	56,327
Derivative contracts (2)	-	5,854	-	5,854
Total	$151,029	$160,560	$21,823	$333,412

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$73,909	$ -	$ -	$73,909
U.S. Agency obligations	-	90	-	90
Sovereign obligations	153	-	-	153
Corporate debt and other obligations	-	7,323	-	7,323
Mortgage and other asset-backed securities	-	5	-	5
Municipal obligations	-	1,707	-	1,707
Convertible bonds	-	12,121	-	12,121
Corporate equities	22,112	14,174	-	36,286
Other	145	-	-	145
Securities sold, but not yet purchased, at
fair value	96,319	35,420	-	131,739
Investments (3)	57	-	-	57
Derivative contracts (4)	178	972	-	1,150
Total	$96,554	$36,392	$ -	$132,946

(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the consolidated balance sheet.
(3) Included in accounts payable and other liabilities on the consolidated balance sheet.
(4) Included in payable to brokers and clearing organizations on the consolidated balance sheet.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the year ended December 31, 2009
Assets:
Convertible bonds	$ 815	$ (124)	$ -	$ (691)	$ -	$ -
Mortgage and other asset-backed securities (1)	1,610	323	(160)	(1,406)	(50)	317
Municipal obligations	-	-	-	-	1,075	1,075

Other (2)	5,325	-	-	(875)	-	4,450
Investments (3)	12,085	(76)	4,742	-	(770)	15,981

Liabilities:
Other (2)	$ (375)	-	-	375	-	$ -
Derivative contracts (4)	(2,516)	45	-	2,471	-	-

For the year ended December 31, 2008
Assets:
Convertible bonds	$ -	33	46	-	736	$ 815
Mortgage and other asset-backed securities (1)	881	(14)	(64)	898	(91)	1,610

Other (2)	-	-	-	5,347	(22)	5,325
Investments (3)	1,820	140	(3,706)	2,821	11,010	12,085

Liabilities:
Other (2)	$ -	-	-	(375)	-	$(375)
Derivative contracts (4)	-	-	-	(2,516)	-	(2,516)

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
(5) Included in principal transactions, net on the consolidated statement of operations, except for investments which is included in other income on the consolidated statement of operations.
(6) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at December 31, 2009 with a par value of $950,000 (nil in 2008) and a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See note 7 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2009, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $861,000 and has been recorded as other comprehensive income on the consolidated statement of comprehensive income (loss).  There was no ineffective portion as at December 31, 2009. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of one year at December 31, 2009.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See note 7 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2009, the effective portion of the net gain on the interest rate cap, after tax, was approximately $23,000 and has been recorded as other comprehensive income (loss) on the consolidated statement of comprehensive income (loss). There was no ineffective portion as at

December 31, 2009. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.  As at December 31, 2009, the cumulative amortization of the premium on the interest rate cap was $24,000.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At December 31, 2009, the Company had 100 open short contracts for 10-year U.S. Treasury notes with a fair value of $178,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "To-Be-Announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue.  See Fair Value of Derivative Instruments tables below for TBAs outstanding at December 31, 2009.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral.  These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment.  At December 31, 2009, the fair value of the forward repurchase commitment was approximately $97,000.

The notional amounts and fair values of the Company’s derivatives at December 31, 2009 by product were as follows:

Fair Value of Derivative Instruments
As of December 31, 2009
Expressed in thousands of dollars	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Cap	$ 100,000	$ 2,357

Derivatives not designated as hedging instruments (1)
Other contracts (3)	TBAs	$ 329,169	$ 3,498

Total Assets		$ 429,169	$ 5,854

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Swaps	$ 36,000	$ 875

Derivatives not designated as hedging instruments (2)
Commodity contracts (4)	U.S Treasury Futures	$ 10,000	$ 178
Other contracts (4)	TBAs	329,169	-
	Forward Purchase Commitment (2)	800,000	97
		$ 1,139,169	$ 275
Total Liabilities		$ 1,175,169	$ 1,150

(1) See “Credit Concentrations” below for description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(3) Included in Receivable from brokers and clearing organizations on the consolidated balance sheet.

(4) Included in Payable to brokers and clearing organizations on the consolidated balance sheet.

 The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended December 31, 2009.

Expressed in thousands of dollars.		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 861	Interest Expense	$ (1,774)
	Caps	N/A	-	23	Other	(61)

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	2,431	-	None	-
	Federal Funds Futures	Principal transaction revenue	(59)
	Euro-dollar Futures	Principal transaction revenue	(19)
Foreign exchange contracts	Forwards	Other revenue	1	-	None	-
Other contracts	TBAs	Principal transaction revenue	4,227	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(97)	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention (1)	Principal transaction revenue	47	-	None	-
Total			$ 6,531	$ 884		$(1,835)

(1) See “Credit Concentrations” below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the year ended December 31, 2009.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at December 31, 2009.

(4) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At December 31, 2009, bank call loans were $nil ($6.5 million at December 31, 2008).

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

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At December 31, 2009, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $289.0 million and $1.4 billion, respectively, of which the Company has re-pledged approximately $53.3 million under securities loaned transactions and $1.3 billion under repurchase agreements.

The Company pledges certain of its securities owned for securities lending, and repurchase agreements, and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $623,000 as at December 31, 2009 ($1.9 million at December 31, 2008). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $63.8 million as at December 31, 2009.

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

One of the Company's funds in which it acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of December 31, 2009, Lehman Brothers International (Europe) held securities with a fair value of $8.6 million that were segregated and not re-hypothecated.

At December 31, 2009, the Company had available collateralized and uncollateralized letters of credit of $187.2 million.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of December 31, 2009 are receivables from three major U.S. broker-dealers totaling approximately $159.1 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $73.1 million and had nil in Excess Retention as of December 31, 2009.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in securities purchased under agreement to resell and securities sold under agreement to repurchase, all open contracts at December 31, 2009 are with the FICC. The clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2009, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of December 31, 2009, the Company had $1.2 million committed under such financing arrangements.

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

The Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its rights to receive management and incentive fees. The Company’s investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited in amount.

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the context of the total general and limited partner interests held in these funds by all parties. In each instance the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The Company’s general partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The Company’s general partnership interests and management fees receivable are included in other assets on the consolidated balance sheet.

The following tables set forth the total VIE assets, carrying value of the Company’s variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests:

As of December 31, 2009
Expressed in thousands of dollars.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,564,486	$830	$-	$-	$830
Private Equity Funds	123,701	34	-	5	39
Total	$1,688,187	$864	$-	$5	$869

(1) Included in other assets on the consolidated balance sheet.

 5. Office Facilities

Amounts are expressed in thousands of dollars.

			December 31, 2009	December 31, 2008
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$75,694	$60,586	$15,108	$19,727
Leasehold improvements	31,457	24,209	7,248	7,497
	$107,151	$84,795	$22,356	$27,224

Depreciation and amortization expense, included in occupancy and equipment costs, was $12.6 million, $11.5 million and $9.7 million in the years ended December 31, 2009, 2008 and 2007, respectively.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2009 (2.75% at December 31, 2008). Details of the bank call loans are as follows.

 Amounts are expressed in thousands of dollars, except percentages.

	2009	2008
Year-end balance	Nil	$6,500
Weighted interest rate (at end of year)	-	1.25%
Maximum balance (at any month end)	$121,900	$315,900
Average amount outstanding (during the year) (1)	$52,150	$120,283
Average interest rate (during the year)	1.73%	2.51%

(1)

The average amount outstanding during the year was computed by adding amounts outstanding at the end of each month and dividing by twelve.

Interest expense for the year ended December 31, 2009 on bank call loans was $900,300 ($3.0 million in 2008 and $1.9 million in 2007).

7. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at December 31, 2009	December 31, 2009	December 31, 2008

Senior Secured Credit Note (a)	7/31/2013	4.79%	$32,503	$47,663

Subordinated Note (b)	1/31/2014	5.53%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 4.05 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.15 at December 31, 2009; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2009 was 5.63%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2009, on the Senior Secured Credit Note was $2.1 million ($4.6 in 2008 and $8.0 in 2007). Of the $32.5 million principal amount outstanding at December 31, 2009, $11.5 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of the New Capital Markets Business, CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the New Capital Markets Business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 4.95 at December 31, 2009 and (ii) the Company maintain a minimum fixed charge ratio of 0.95 at December 31, 2009; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2009, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2009 was 6.18%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2009, on the Subordinated Note was $6.2 million ($6.9 million in 2008).

8. Share capital

The Company's authorized share capital, all of which is without par value, consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share (“Class A Stock”); and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share (“Class B Stock”). No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2009	2008	2007

Class A Stock outstanding, beginning of year	12,899,465	13,266,596	12,834,682
Issued to Oppenheimer & Co. Inc. 401(k) Plan	-	-	95,425
Issued pursuant to share-based compensation plans	268,536	282,869	336,489
Repurchased and cancelled pursuant to the issuer bid	(50,000)	(650,000)	-

Class A Stock outstanding, end of year	13,118,001	12,899,465	13,266,596

Share-based compensation plans are described in note 12.

Issuer Bid

In the year ended December 31, 2009, the Company purchased 50,000 shares of Class A Stock under an Issuer Bid. All shares purchased pursuant to Issuer Bids are cancelled.

Expressed in thousands of dollars, except per share amounts.

	2009	2008	2007

Class A Stock purchased and cancelled pursuant to an Issuer Bid	50,000	650,000	-
Total consideration	$559	$17,187	-
Average price per share	$11.18	$26.44	-

Dividends

In 2009, the Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock as follows ($0.44 in 2008 and $0.42 in 2007):

Dividends per share	Record Date	Payment Date
$0.11	February 13, 2009	February 27, 2009
$0.11	May 15, 2009	May 29, 2009
$0.11	August 14, 2009	August 28, 2009
$0.11	November 13, 2009	November 27, 2009

9. Contributed Capital

Contributed capital includes the impact of share-based awards. See note 12 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in relation to the acquisition of the New Capital Markets Business in January 2008, as described in note 19.

10. Earnings per share

Basic earnings per share was computed by dividing net profit (loss) by the weighted average number of shares of Class A and Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A and Class B Stock outstanding and the effects of the warrants using the if converted method and options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share has been calculated as follows.

Expressed in thousands of dollars, except share and per share amounts.

	Year ended December 31,
	2009	2008	2007
Basic weighted average number of shares outstanding	13,110,647	13,199,580	13,223,442
Net dilutive effect of warrants, treasury method (1)	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	330,632	-	308,845
Diluted common shares	13,441,279	13,199,580	13,532,287

Net profit (loss), as reported	$19,487	$(20,770)	$75,367
Net profit (loss) available to stockholders and assumed conversions	$19,487	$(20,770)	$75,367

Basic earnings per share	$1.49	$(1.57)	$5.70
Diluted earnings per share	$1.45	$(1.57)	$5.57

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s  U.S. capital markets businesses, the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the years ended December 31, 2009 and 2008, the effect of the warrants is anti-dilutive.

(2) The diluted earnings per share computations do not include the antidilutive effect of the following items:
	Year ended December 31,
	2009	2008	2007
Number of antidilutive warrants, options and restricted shares, for the period	1,459,642	1,460,194	84,103

11. Income Taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows.

	Year ended December 31,
	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

U.S. state and local income taxes, net of U.S. federal
income tax benefits	6.9%	5.2%	6.7%
Tax exempt income, including dividends	-1.7%	2.8%	-0.4%
Business promotion and other non-deductible expenses	0.9%	-1.5%	-

Non-U.S. Operations	-1.4%	-0.1%	-
Other (1) (2)	4.3%	1.0%	-0.5%

Effective income tax rate	44.0%	42.4%	40.8%

(1)

In 2007 and 2008, other primarily includes the effect of tax authority audits.

(2)

In 2009, other primarily includes the tax impact of $1.9 million related to moving the jurisdiction of incorporation of OPY from Canada to the United States.

Income taxes included in the consolidated statements of operations represent the following.

Expressed in thousands of dollars.

	Year ended December 31,
	2009	2008	2007
Current:
U.S. federal tax	$21,280	$(2,430)	$35,241
State and local tax	7,263	(791)	9,165
Non- U.S. operations	1,054	248	-
	29,597	(2,973)	44,406
Deferred:
U.S. federal tax	(10,261)	(9,198)	5,700
State and local tax	(3,502)	(2,992)	1,921
Non U.S. operations	(508)	(110)	-
	(14,271)	(12,300)	7,621
	$15,326	$(15,273)	$52,027

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows.

Expressed in thousands of dollars.

	December 31,
	2009	2008
Deferred tax assets:
Employee deferred compensation plans	$33,672	$25,999
Reserve for litigation and legal fees	4,545	1,576
Allowance for doubtful accounts	1,091	884
Other	12,697	9,985
Total deferred tax assets	52,005	38,444

Deferred tax liabilities:
Section 197 amortization of goodwill	29,905	25,810
Investment in partnerships	3,104	8,221
Involuntary conversion	2,371	2,712
Gain on NYSE Group shares	116	324
Acquisition	4,982	4,982
Other	1,335	1,535
Total deferred tax liabilities	41,813	43,584

U.S. deferred income taxes, net	10,192	(5,140)

Non U.S. deferred income tax benefit, net	5,167	6,228

Deferred income taxes, net	$15,359	$1,088

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

As a result of the acquisition of the New Capital Market Business in January 2008, the Company recorded deferred tax liabilities of $4.9 million that arose from tax allocation to the acquired U.S. business.

The Company believes that the realization of its net operating losses is more likely than not based on expectations as to future taxable income in the jurisdictions in which it operates.

In June 2006, accounting guidance on Accounting for Uncertainty in Income Taxes was introduced. Such accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted such accounting guidance on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000.  Management has evaluated its tax positions and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2009 and 2008.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and States in which the Company has significant business operations. The tax years under examination vary by jurisdiction; for example, the Company has come to conclusion with the IRS on issues through the 2006 tax year. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. For the year ended December 31, 2009, profit before income taxes for foreign operations was $5.3 million ($192,000 in 2008 and nil in 2007).

12. Employee Compensation Plans

Share-based Compensation

The Company has share-based compensation plans which are accounted for at fair value in accordance with the applicable accounting guidance. The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate is reviewed at least annually for reasonableness. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards.

The fair value of each award grant was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2009	2008	2007	2006	2005	2004

Expected term (1)	5 years	2.4 years	5 years	5 years	5 years	5 years
Expected volatility factor (2)	39.17%	36.41%	39.67%	26.57%	23.50%	21.08%
Risk-free interest rate (3)	3.32%	2.13%	4.54%	4.51%	3.89%	3.01%
Actual dividends (4)	$0.44	$0.44	$0.40	$0.38	$0.36	$0.36

(1) The expected term was determined based on actual awards.

(2) The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Stock over a historical period commensurate to the expected term of the awards.

(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.
(4) Actual dividends were used to compute the expected annual dividend yield.

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation and Stock Option Committee of the Board of Directors of the Company may grant options to purchase Class A Stock to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis. Except in 2008, options were generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. In 2008, options were generally granted for a three year term and generally vested at the rate of 33% of the amount granted on both the first and second anniversary of the grant and 33% three months before expiration. At December 31, 2009, the number of shares of Class A Stock available under the EIP, but not yet awarded, was 495,860.

Stock option activity under the EIP since January 1, 2008 is summarized as follows.

	Year ended December 31, 2009		Year ended December 31, 2008
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	950,732	$31.04	979,475	$29.32
Options granted	27,165	$12.31	322,261	$33.61
Options exercised	(146,934)	$20.71	(224,115)	$24.97
Options forfeited or expired	(410,256)	$32.70	(126,889)	$33.87
Options outstanding, end of year	420,707	$31.82	950,732	$31.04
Options vested, end of year	190,457	$29.70	579,149	$29.35
Weighted average fair value of options granted during the year	$3.40	-	$6.99	-

The aggregate intrinsic value of options outstanding as of December 31, 2009 was $1.9 million. The aggregate intrinsic value of options vested as of December 31, 2009 was $1.1 million. The aggregate intrinsic value of options that are expected to vest is $1.8 million as of December 31, 2009.

The following table summarizes stock options outstanding and exercisable as at December 31, 2009.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$9.60 - $25.00	145,322	1.4 years	$20.83	103,841	$23.16
$25.01 - $39.45	275,385	1.8 years	$37.62	86,616	$37.54

$9.60 - $39.45	420,707	1.2 years	$31.82	190,457	$29.70

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2009.

	Year ended December 31, 2009
	Number of Options	Weighted average fair value

Non-vested beginning of year	371,583	$8.63
Granted	27,165	$3.32
Vested	(164,123)	$7.51
Forfeited or expired	(4,375)	$5.57
Non-vested end of year	230,250	$8.85

In the year ended December 31, 2009, the Company has included approximately $1.2 million ($2.5 million in 2008 and $2.3 million in 2007) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2009, there was approximately $868,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.3 years.

On January 28, 2010, the Company awarded 194,500 shares of Class A Stock to employees under the EIP. These shares of Class A Stock will vest on January 27, 2015, provided the employees continue to be employed by the Company until that date.

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

The fair value of each OARs award was estimated as at December 31, 2009 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2009
January 13, 2005	225,485	$24.53	-	$8.69
January 13, 2006	242,890	$20.53	1 year	$16.44
January 12, 2007	348,650	$35.44	2 years	$11.69
January 10, 2008	469,735	$37.78	3 years	$11.47
January 12, 2009	444,340	$12.74	4 years	$21.77
Total	1,731,100
Total weighted average values		$26.74	2.4 years	$14.49

At December 31, 2009, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding and expected to vest as of December 31, 2009 was $12.3 million. In the year ended

December 31, 2009, the Company included approximately $10.2 million (credit of $7.5 million in 2008 and $5.5 million in 2007) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $10.7 million as of December 31, 2009.

As of December 31, 2009, there was approximately $11.4 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.3 years.

On January 19, 2010, 403,580 OARs were awarded to Oppenheimer employees related to fiscal 2009 performance. These OARs will be expensed over 5 years (the vesting period).

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

The Company has awarded restricted Class A Stock to certain employees as part of their compensation package pursuant to the ESP. These awards are granted from time to time throughout the year based upon the recommendation of the Compensation and Stock Option Committee of the Board of Directors of the Company. These ESP awards are priced at fair value on the date of grant and typically require the completion of a service period (determined by the Compensation Committee). Dividends may or may not accrue during the service period, depending on the terms of individual ESP awards. At December 31, 2009, the number of shares of Class A Stock available under the ESP, but not yet awarded, was 98,785.

The following table summarizes the status of the Company’s non-vested ESP awards for the year ended December 31, 2009.

	Number of shares of Class A Stock subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of year	508,447	$34.87	1.2 years
Granted	259,430	$11.89	3.4 years
Vested	(9,307)	$19.07	-
Forfeited or expired	(5,548)	$37.94	1.1 years
Non-vested end of year	753,022	$27.13	2.0 years

At December 31, 2009, all outstanding ESP awards were non-vested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2009 was approximately $25.0 million. The aggregate intrinsic value of ESP awards that are expected to vest is $23.8 million as of December 31, 2009. In the year ended December 31, 2009, the Company included approximately $5.9 million ($4.8 million in 2008 and $1.1 million in 2007) of compensation expense in its consolidated statements of operations relating to ESP awards.

As of December 31, 2009, there was approximately $8.1 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $16,500, $15,500 and $15,500 per annum in 2009, 2008 and 2007, respectively. The Company made contributions to the 401(k) Plan of $2.5 million, $736,400 and $5.5 million in 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2009 of approximately $5.8 million ($7.7 million in 2008 and $8.7 million in 2007). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2009, the Company’s liability with respect to the EDCP and DIP totaled $29.5 million and is included in accrued compensation on the consolidated balance sheet as at December 31, 2009.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2009, the Company’s liability with respect to this plan totaled $13.1 million.

The total amount expensed in 2009 for the Company’s deferred compensation plans was $12.5 million (net credit of $3.9 million in 2008 and net expense of $7.1 million in 2007).

13. Commitments and Contingencies

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2009 are as follows.

    Expressed in thousands of dollars.

2010	$39,962
2011	36,745
2012	29,064
2013	17,528
2014	12,477
2015 and thereafter	22,177
Total	$157,953

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2009, 2008 and 2007 was $50.6 million, $47.1 million and $33.1 million, respectively.

At December 31, 2009, the Company had capital commitments of approximately $4.0 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2009, the Company had collateralized and uncollateralized letters of credit for $187.2 million in favor of Options Clearing Corporation. Collateral for these letters of credit include customer securities with a market value of approximately $247.5 million pledged to two financial institutions.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of December 31, 2009, the Company had $1.2 million committed under such financing arrangements.

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in lawsuits creating substantial exposure.  The Company is the subject of customer complaints, has been named as defendant or codefendant in various lawsuits seeking, in total, substantial damages and is involved in certain governmental and self-regulatory agency investigations and proceedings.  These proceedings arise primarily from securities brokerage, asset management and investment banking activities.  The Company is also involved from time to time in governmental and self-regulatory agency investigations and proceedings.  The investigations include, among other things, inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and various state regulators.

Several state regulatory authorities have investigated the Company’s activities with respect to auction rate securities (“ARS”).  Regulators (including the states) have concluded, in many cases, that securities firms, primarily those that underwrote and supported the auctions for ARS, should be compelled to redeem them from customers. Underwriters and dealers in such securities have settled with various regulators and have commenced purchasing ARS from their clients. The Company recently reached settlements with two state regulatory agencies on ARS matters (see note 20 for further details).  As a result, the Company will purchase ARS from eligible clients pursuant to the terms of those settlements. Based on the terms of the settlements, the Company will make an initial national offer. It will make subsequent offers to clients holding ARS based on its availability of funds for such purpose.

The terms of the settlements described above do not require the Company to purchase over any short period of time all of the ARS currently held by former or current clients who purchased such securities prior to the beginning of the market’s failure in February 2008. Such purchases, if required over a short period of time, would likely have a material adverse effect on the Company’s financial condition including its cash position.  The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchase beyond those agreed upon in the settlements described above.

The Company is also named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits, including two class action lawsuits (subsequently consolidated into one lawsuit) related to its sale of ARS.  The Company has been and continues to review this situation and explore options to help bring liquidity to the Company’s clients holding ARS. The Company has taken or is considering taking various actions to facilitate the purchase of client-

held ARS.  However, there is no assurance that these efforts, if undertaken, will be successful. The Company has established provisions for estimated losses from pending complaints, legal actions, regulatory investigations and proceedings.  The ultimate resolution may differ materially from the amounts accrued.  Because litigation is inherently unpredictable, the Company cannot determine with certainty the ultimate resolution of pending litigation and other matters.  Consequently, the Company cannot estimate with certainty the losses or ranges of losses for matters, how such matters will be resolved, when they will ultimately be resolved or what the eventual relief might be. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

14. Regulatory requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2009, the net capital of Oppenheimer as calculated under the Rule was $157.8 million or 13.72% of Oppenheimer's aggregate debit items. This was $134.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At December 31, 2009, Freedom had net capital of $4.7 million, which was $4.5 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2009, the regulatory capital of Oppenheimer E.U. Ltd. was $3.0 million which was $1.2 in excess of the $1.8 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At December 31, 2009, Oppenheimer and Freedom had $15.1 million and $13.4 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2009. The Company had no deposit requirements as of December 31, 2009.

15. Goodwill and intangibles

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.   The Company performed an impairment analysis

between annual tests as of June 30, 2009 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2009. Neither of the impairment analyses resulted in impairment charges.

The Company’s goodwill impairment analysis performed at June 30, 2009 and December 31, 2009 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2008, as follows:

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

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time.  The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD.  The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations.  The Company’s assumptions also included a discount rate of 13.7% and a terminal growth rate of 3.5% in its calculations.  The Company weighted each of the three valuation methods equally in its overall valuation.  Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of June 30, 2009 and December 31, 2009. Despite the difficult operating environment over the past year, the PCD operating segment continued to produce strong revenues, cash flows, and earnings in the twelve-month period ended December 31, 2009.

16. Segment  Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes investment banking, market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, syndicate participation as well as the Company’s operations in the United Kingdom, Hong Kong, and Israel; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2009, 2008 and 2007.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Year ended December 31,
	2009	2008	2007
Revenue:
Private Client (2)	$543,890	$574,331	$662,486
Capital Markets	375,164	273,203	156,477
Asset Management (2)	58,616	61,527	87,051
Other (1)	13,763	11,009	8,383

Total	$991,433	$920,070	$914,397

Profit (loss) before income taxes:
Private Client (3)	$24,825	$64,264	$84,207
Capital Markets (4) (5)	(4,854)	(93,975)	27,155
Asset Management	15,892	12,303	16,944
Other (1)	(1,050)	(18,635)	(912)

Total	$34,813	$(36,043)	$127,394

 (1) For the year ended December 31, 2007, other revenue and profit before income taxes include approximately $2.5 million relating to a gain on extinguishment of the Company’s zero coupon promissory notes.

(2) The Asset Management and the Private Client segments earned performance fees of approximately $5.1 million and $5.4 million, respectively, in 2009 ($552,900 and $815,300, respectively, in 2008 and $21.3 million and $22.0 million, respectively, in 2007). These fees are based on participation as general partner in various alternative investments.

(3) For the year ended December 31, 2009, the Private Client segment was negatively impacted by the low interest rate environment. Revenue from margin interest, money fund products and, since March 2008, sponsored FDIC-covered deposits totaled $45.5 million ($89.7 million in 2008 and $111.4 million in 2007).

(4) For the year ended December 31, 2008, the Capital Markets segment includes accrued expenses of $40.2 million for deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company.

(5) For the year ended December 31, 2008, the Capital Markets segment includes transition service charges of $27.3 million paid to CIBC for interim support of the acquired businesses which substantially terminated upon the transition of such businesses to Oppenheimer’s platform in mid August 2008.

(6) For the year ended December 31, 2009, revenue from foreign operations was $29.6 million ($11.6 million in 2008 and nil in 2007).

17. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

18. Prior period items

Certain prior period amounts in the consolidated statement of operations have been reclassified to conform to the current presentation.

The following table identifies the revenue amounts as reported originally and as reclassified.

Expressed in thousands of dollars.

	Year ended December, 2008		Year ended December, 2007
	As reported	Reclassified	As reported	Reclassified

Revenue:
Commissions	$494,773	$532,682	$366,437	$382,053
Investment banking	$121,450	$83,541	$119,350	$103,734

The change reflects a reclassification of gross credits derived from secondary trading in municipal securities from investment banking to commissions.  Gross credits related to municipal securities where the Company participates in the syndicate continue to be classified as part of investment banking.

During the fourth quarter of 2009, the Company identified deferred compensation obligations and related deferred tax assets at its subsidiary, Oppenheimer Israel (OPCO) Ltd., which existed at the date of acquisition of this business from CIBC. The Company has made adjustments to its purchase price allocation resulting in an increase in compensation payable and net deferred tax assets of $666,000 and $1.5 million, respectively, from previously reported amounts. These adjustments have resulted in an increase in the recorded amount of excess of fair value of assets acquired over cost of $847,000 from previously reported amounts. These prior period items have not impacted the reported amount of total revenues, total expenses, net profit (loss) or stockholders equity for any prior period.

19. Acquisition

On January 14, 2008, the Company acquired CIBC World Markets Corp.’s U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as Oppenheimer Israel (OPCO) Ltd., formerly CIBC Israel Ltd., and businesses operating in the United Kingdom on September 5, 2008 (now operating as Oppenheimer E.U. Ltd.) and Hong Kong, China on November 4, 2008 (now operating as Oppenheimer Investments Asia Ltd.). The acquired businesses along with the Company’s existing Investment Banking, Corporate Syndicate,

Institutional Sales and Trading and Equities Research divisions were combined to form the Oppenheimer Investment Banking Division (OIB Division) within the Capital Markets business segment.

The acquisition was accounted for under the purchase method, which requires the acquiring entity to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values as at the date of acquisition. Consideration paid in cash is measured based on the amount of cash paid, while non-cash consideration is recorded at estimated fair value.

The purchase price for the transaction is comprised of (1) an earn-out based on the annual performance of the OIB Division for the calendar years 2008 through 2012 (in no case to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”). On the Earn-Out Date, 25% of the earn-out will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, the Company’s Class A Stock (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 2008 closing, (3) consideration at closing equal to the fair market value of net securities owned in the amount of $48.2 million, (4) cash consideration at closing in the amount of $2.7 million for office facilities, (5) a cash payment at closing in the amount of $1.1 million to extinguish a demand note, and (6) cash paid to cover acquisition costs of $1.8 million.

Intangible assets arose upon the acquisition of the New Capital Markets Business and are comprised of customer relationships and the estimated fair value of a below-market lease on the premises located at 300 Madison Avenue in New York City. Customer relationships are carried at $817,800 (which is net of accumulated amortization of $123,200) at December 31, 2009 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below-market lease, which represents the difference between what the Company is paying to occupy the premises at 300 Madison Avenue, New York, NY and the fair market value of comparable real estate in midtown Manhattan, is carried at $12.8 million (which is net of accumulated amortization of $8.5 million) at December 31, 2009 and is being amortized over the life of the lease (60 months commencing in January 2008).

The earn-out, which will amount to no less than $25.0 million, was assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $2.8 million for the year ended December 31, 2009 ($2.8 million in 2008) is included as interest expense in the consolidated statement of operations. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.  The earn-out for 2009 and 2008 was $5.0 million in each year.

As part of the transaction, the Company borrowed $100.0 million from CIBC in the form of a five-year Subordinated Note to support the New Capital Markets Business. See note 7. In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp., to extend financing commitments to third-party borrowers identified by the Company. Underwriting of loans pursuant to the warehouse facility will be subject to joint credit approval by Oppenheimer and CIBC. See note 4.

In addition, in conjunction with the transaction, the Company agreed to pay to CIBC an estimated $46.4 million over three years from 2008 through 2010 (2008 - $5.3 million; 2009 - $15.9 million; 2010 - $37.2 million) for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $9.4 million of such expense in the consolidated statement of operations for the year ended December 31, 2009 of which $7.4 million is included in compensation and related expenses and $2.0 million is included in interest expense in the consolidated statement of operations ($40.2 million in 2008 of which $33.2 million is included in compensation and related expenses and $7.0 million is included in interest expense). The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates.

20. Subsequent events

On January 29, 2010, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on February 26, 2010 to Class A and Class B Stockholders of record on February 12, 2010.

On February 23, 2010 and February 26, 2010, the Company reached settlement agreements with the New York Attorney General (“NYAG”) and the Massachusetts Securities Division (“MSD”), respectively, to offer to purchase auction rate securities (“ARS”) held by “eligible” current and former clients who purchased the securities through the Company before the auction rate market collapsed in 2008.  In aggregate, the settlements require the Company to purchase, at par, ARS with a par value of approximately $31.5 million at December 31, 2009, from eligible clients no later than August 7, 2010 and to establish redemption funds of $4.5 million and $2.8 million no later than August 28, 2010 and February 29, 2011, respectively, as well as to make additional purchases at future dates as funds become available.  In addition, the Company has agreed to reimburse the MSD for external costs not to exceed $250,000.  The Company has recorded a liability of $1.1 million in December 2009 for its estimated exposure, which represents the difference between the ARS’ par value and estimated fair value based upon present value calculations, which are subject to change based on future events, including interest rate movements and issuer redemptions.  Issuer redemptions have been at par and the Company believes will continue at par.  Future periods’ results may be affected by changes in issuer redemption rates, subsequent offers made by the Company, or changes in the fair value of the ARS.

21. Quarterly Information (unaudited)

Expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2009	Fourth (3)	Third	Second (2)	First	Year

Revenue	$273,377	$262,067	$250,724	$205,265	$991,433
Profit (loss) before income taxes	$10,609	$14,050	$12,976	$(2,822)	$34,813
Net profit (loss)	$6,463	$7,908	$7,130	$(2,014)	$19,487
Earnings (loss) per share:
Basic	40.49	$0.60	$0.55	$(0.15)	$1.49
Diluted	$0.48	$0.59	$0.54	$(0.15)	$1.45

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$34.16	$30.38	$22.83	$14.72	$34.16
Low	$22.85	$20.56	$9.00	$6.70	$6.70

	Fiscal Quarters
Year ended December 31, 2008	Fourth	Third	Second	First	Year

Revenue	$209,767	$222,187	$256,241	$231,875	$920,070
Profit (loss) before income taxes	$(7,728)	$(3,711)	$2,185	$(26,789)	$(36,043)
Net profit (loss)	$(3,824)	$(2,477)	$1,646	$(16,115)	$(20,770)
Earnings (loss) per share:
Basic	$(0.29)	$(0.18)	$0.12	$(1.19)	$(1.57)
Diluted	$(0.29)	$(0.18)	$0.12	$(1.19)	$(1.57)

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$25.62	$31.51	$46.99	$48.19	$48.19
Low	$7.70	$20.51	$27.27	$34.50	$7.70

(1) The price quotations above were obtained from the New York Stock Exchange web site.

(2) The Company identified certain under/over accruals in communications and technology expenses relating to prior periods which the Company adjusted in the second quarter of 2009. These out-of-period adjustments, which were not significant to any prior period, resulted in a decrease of communications and technology expenses of $955,000 for the three months ended June 30, 2009.

(3) During the fourth quarter of 2009, the Company recorded an adjustment to reflect a contractual obligation to the principals of its Evanston Financial Corporation subsidiary.  This out-of-period adjustment, which was not significant to any prior period, resulted in an increase to other expenses of $952,000 for the three months ended December 31, 2009.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2009.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 8, 2009 with respect to fiscal 2008.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors - Management” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference to the Proxy Statement.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Election of Directors - Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Election of Directors - Security Ownership of Beneficial Owners and Management” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Election of Directors - Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 8 (pages 60 to 114)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 120 to 123)

(b)		Exhibits
See the Exhibit Index included hereinafter on pages 120 to 123

(c)		Financial Statement Schedules excluded from the annual report to shareholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 4th day of March, 2010.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. L. Bitove	Director	March 4, 2010
J.L. Bitove

/s/ R. Crystal	Director	March 4, 2010
R. Crystal
/s/ W. Ehrhardt	Director	March 4, 2010
W. Ehrhardt
/s/ M.A.M. Keehner	Director	March 4, 2010
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive	March 4, 2010
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 4, 2010
K.W. McArthur

/s/ A.W. Oughtred	Director	March 4, 2010
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 4, 2010
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	March 4, 2010
B. Winberg

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
2.1

Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as exhibits to Form 8-K dated January 17, 2003).

2.2

Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

2.3

Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).
3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).
3.3

Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.4

Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.5	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
3.6	Bylaws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).
4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).
4.3

Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003).

4.4

Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).
4.7

Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

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

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).
10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).
10.11

Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce  (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.12

Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank  of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.13

Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce  (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.14

Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc. and Oppenheimer & Co. Inc.  together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.15

Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and Canadian Imperial Bank of Commerce.  (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

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

10.17

Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007 ).

10.18

Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

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

10.21

Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (previously filed as an Exhibit to Form 10-K for the year ended December 31, 2008).

10.22

Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc.

 (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.23

Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (filed herewith) *
23	Consent of independent accountants (filed herewith) *

31.1	Certification signed by A.G. Lowenthal (filed herewith) *
31.2	Certification signed by E.K. Roberts (filed herewith) *
32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *