Form 10-Q
period 2010-03-31
OPPENHEIMER HOLDINGS INC
filed 2010-05-07
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2010 was 13,241,552 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2010	December 31, 2009
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$52,190	$68,918
Cash and securities segregated for regulatory and
other purposes	86,667	78,133
Deposits with clearing organizations	29,198	25,798
Receivable from brokers and clearing organizations	352,266	390,912
Receivable from customers, net of allowance for
doubtful accounts of $2,407 ($2,378 in 2009)	795,221	826,658
Income taxes receivable	13,210	5,509
Securities purchased under agreement to resell	350,250	163,825
Securities owned, including amounts pledged of $1,482
($623 in 2009), at fair value	395,705	238,372
Notes receivable, net	59,596	61,396
Office facilities, net	20,605	22,356
Deferred income tax, net	5,096	15,359
Intangible assets, net	44,222	45,303
Goodwill	132,472	132,472
Other	131,338	128,372
	$2,468,036	$2,203,383

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2010	December 31, 2009
(Expressed in thousands of dollars)
LIABILITIES AND EQUITY
Liabilities
Drafts payable	$35,349	$48,097
Bank call loans	37,600	-
Payable to brokers and clearing organizations	459,317	436,018
Payable to customers	405,942	488,360
Securities sold under agreement to repurchase	342,356	155,625
Securities sold, but not yet purchased, at fair value	278,817	131,739
Accrued compensation	123,436	202,525
Accounts payable and other liabilities	181,903	150,049
Senior secured credit note	32,003	32,503
Subordinated note	100,000	100,000
Excess of fair value of acquired assets over cost	7,020	7,020
	2,003,743	1,751,936

Equity
Oppenheimer Holdings Inc. stockholders' equity
Share capital
Class A non-voting common stock (2010 – 13,241,552 shares issued and outstanding 2009 – 13,118,001 shares issued and outstanding)	51,025	47,691
Class B voting common stock
99,680 shares issued and outstanding	133	133
	51,158	47,824
Contributed capital	42,887	41,978
Retained earnings	369,893	362,188
Accumulated other comprehensive loss	(625)	(543)
Total Oppenheimer Holdings Inc. stockholders’ equity	463,313	451,447
Noncontrolling interest	980	-
Total equity	464,293	451,447
	$2,468,036	$2,203,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2010	2009
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$138,197	$123,796
Principal transactions, net	16,675	24,741
Interest	13,769	7,522
Investment banking	25,184	8,592
Advisory fees	42,794	35,764
Other	10,243	4,850
	246,862	205,265
EXPENSES:
Compensation and related expenses	158,179	140,662
Clearing and exchange fees	6,562	5,738
Communications and technology	16,440	19,751
Occupancy and equipment costs	18,460	18,233
Interest	5,988	5,543
Other	25,373	18,160
	231,002	208,087
Profit (loss) before income taxes	15,860	(2,822)
Income tax provision (benefit)	6,496	(808)
Net profit (loss) for the period	9,364	(2,014)
Less net profit attributable to non-controlling
interest, net of tax	196	-
Net profit (loss) attributable to Oppenheimer
Holdings Inc.	$9,168	$(2,014)

Profit (loss) per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.69	$(0.15)
Diluted	$0.66	$(0.15)

Dividends declared per share	$0.11	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Expressed in thousands of dollars, except per share amounts
Net profit (loss) for the period	$9,364	$(2,014)
Other comprehensive income (loss):
Currency translation adjustment	285	(854)
Change in cash flow hedges, net of tax	(367)	(131)
Comprehensive income (loss) for the period	9,282	(2,999)
Comprehensive income attributable to non-controlling interests	196	-
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$9,086	$(2,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2010	2009
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$9,364	$(2,014)
Adjustments to reconcile net profit ( loss) to net cash used in operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization	3,088	3,102
Deferred income tax	10,263	(2,397)
Amortization of notes receivable	4,916	4,042
Amortization of debt issuance costs	233	309
Amortization of intangibles	1,081	1,264
Provision for doubtful accounts	29	148
Share-based compensation	(1,769)	1,496
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(8,534)	(3,707)
Deposits with clearing organizations	(3,400)	(18,555)
Receivable from brokers and clearing organizations	38,646	1,277
Receivable from customers	31,408	56,562
Income taxes receivable	(8,226)	(2,146)
Securities purchased under agreement to resell	(186,425)	-
Securities owned	(157,333)	(12,325)
Notes receivable	(3,116)	(6,654)
Other	(2,914)	(7,644)
Increase (decrease) in operating liabilities:
Drafts payable	(12,748)	(11,920)
Payable to brokers and clearing organizations	22,932	71,531
Payable to customers	(82,418)	(28,621)
Securities sold under agreement to repurchase	186,731	-
Securities sold, but not yet purchased	147,078	4,443
Accrued compensation	(75,015)	(65,311)
Accounts payable and other liabilities	33,163	1,581
Cash used in operating activities	(52,966)	(15,539)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Three months ended March 31,
	2010	2009
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of office facilities	(1,337)	(2,578)
Cash used in investing activities	(1,337)	(2,578)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B common stock	(1,463)	(1,443)
Issuance of Class A non-voting common stock	2,002	-
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Tax shortfall from share-based compensation	(64)	(27)
Senior secured credit note repayments	(500)	(9,960)
Increase in bank call loans, net	37,600	26,500
Cash provided by financing activities	37,575	14,511

Net decrease in cash and cash equivalents	(16,728)	(3,606)
Cash and cash equivalents, beginning of period	68,918	46,685
Cash and cash equivalents, end of period	$52,190	$43,079

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$1,332	$1,659

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$5,214	$4,174
Cash paid during the periods for income taxes	$4,079	$1,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
AS AT MARCH 31,
	2010	2009
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$47,824	$43,653
Issuance of Class A non-voting common stock	3,334	1,659
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Balance at end of period	$51,158	$44,753
Contributed capital
Balance at beginning of period	$41,978	$34,924
Vested employee share plan awards	(1,287)	(177)
Tax benefit from share-based awards	(64)	(27)
Share-based expense	2,260	1,651
Balance at end of period	$42,887	$36,371
Retained earnings
Balance at beginning of period	$362,188	$348,477
Net profit (loss) for the period attributable to Oppenheimer Holdings Inc.	9,168	(2,014)
Dividends ($0.11 per share in 2010 and 2009)	(1,463)	(1,443)
Balance at end of period	$369,893	$345,020
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(543)	$(1,328)
Currency translation adjustment	285	(854)
Change in cash flow hedges, net of tax	(367)	(131)
Balance at end of period	$(625)	$(2,313)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$463,313	$423,831
Non-controlling interest
Grant of non-controlling interest	$784	-
Net profit attributable to non-controlling interest for the period, net of tax	196	-
Balance at end of period	$980	-

Total equity	$464,293	$423,831

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K for the year then ended.

The Company has issued 32.66 common shares of its Evanston subsidiary to two founding members of Evanston. Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet.  As of March 31, 2010, the Company owns 67.34% of Evanston and the non-controlling interest recorded in the condensed consolidated balance sheet was $980,000.

The Company identified certain over-accruals in compensation and related expenses relating to prior periods which the Company has adjusted in the current period.  These out-of-period adjustments, which were not material to any prior period, resulted in a decrease to compensation and related expenses of $3.7 million for the three months ended March 31, 2010.

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

New Accounting Pronouncements

Recently Adopted

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is effective for financial reporting periods ending after September 15, 2009. The ASC is now the single source of authoritative generally accepted accounting principles applicable to non-governmental entities in the United States.

In June 2009, the FASB updated the accounting guidance for transfers of financial assets.  The updated guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, the updated guidance provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  The updated guidance also provides extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The updated guidance is to be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  The Company’s adoption did not have an impact on its financial condition, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds.  ASU No. 2009-12 is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application permitted.  Because this update is consistent with the Company’s existing fair value measurement policy for its investment funds, the Company’s adoption did not have an impact on its financial condition, results of operations or cash flows.

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

In February 2010, the FASB issued ASU No. 2010-10, “Consolidation – Amendments for Certain Investment Funds”, that will indefinitely defer the effective date of the updated VIE accounting guidance for certain investment funds.  To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity ("QSPE").  The Company’s investment funds meet the conditions in ASU No. 2010-10 and qualify for the deferral adoption.  Therefore, the Company is not required to consolidate any of its investment funds which are VIEs until further guidance is issued.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value maeasurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. See note 5 for further details.

In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company will adopt this requirement in the reporting period ending March 31, 2011.

3. Earnings per share

Earnings per share was computed by dividing net profit (loss) attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Stock outstanding and the effects of warrants issued and Class A Stock granted under share-based compensation arrangements using the treasury stock method, if dilutive.

Earnings (loss) per share has been calculated as follows:

Dollar amounts are expressed in thousands, except share amounts

	Three months ended March 31,
	2010	2009
Basic weighted average number of shares outstanding	13,296,980	13,072,097
Net dilutive effect of warrant, treasury method (1)	-	-
Net dilutive effect of share-based awards, treasury method (2)	559,002	-
Diluted weighted average number of shares outstanding	13,855,982	13,072,097

Net profit (loss) for the period	$9,364	$(2,014)
Net profit attributable to non-controlling interests	196	-
Net income attributable to Oppenheimer Holdings Inc.	$9,168	$(2,014)

Basic earnings (loss) per share	$0.69	$(0.15)
Diluted earnings (loss) per share	$0.66	$(0.15)

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three months ended March 31, 2010 and 2009, the effect of the warrant is anti-dilutive.

(2)

For the three months ended March 31, 2010 and 2009, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 273,416 and 810,464 shares of Class A Stock granted under share-based compensation arrangements.

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	March 31, 2010	December 31, 2009
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$231,564	$299,925
Receivable from brokers	5,217	23,019
Securities failed to deliver	48,267	20,532
Clearing organizations	20,556	17,291
Omnibus accounts	27,277	9,192
Other	19,385	20,953
	$352,266	$390,912

	March 31, 2010	December 31, 2009
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$400,306	$412,420
Securities failed to receive	29,191	21,728
Clearing organizations and other	29,820	1,870
	$459,317	$436,018

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Dollar amounts are expressed in thousands.

	March 31, 2010		December 31, 2009
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$245,888	$223,678	$84,168	$74,152
Corporate debt and other obligations	30,918	12,435	30,330	7,323
Mortgage and other asset-backed securities	3,074	10	4,035	5
Municipal obligations	36,908	1,345	34,606	1,707
Convertible bonds	37,704	6,902	35,001	12,121
Corporate equities	35,117	34,289	43,728	36,286
Other	6,096	158	6,504	145
Total	$395,705	$278,817	$238,372	$131,739

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2010 are corporate equities with estimated fair values of approximately $13.5 million ($13.1 million at December 31, 2009), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Corporate Debt & Other Obligations

The fair value of corporate bonds is estimated using recent transactions, broker quotations and bond spread information. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Mortgage and Other Asset-Backed Securities

The Company holds non-agency securities primarily collateralized by home equity and manufactured housing which are valued based on external pricing and spread data provided by independent pricing services and are generally categorized in Level 2 of the fair value hierarchy.  When specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds and, consequently, the positions are categorized in Level 3 of the fair value hierarchy.

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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2010.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,277,509	$ -	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,306,969	4,059,856	N/A	N/A
Distressed Opportunities Fund(3)	11,877,678	-	Semi-Annually	180 Days

Total	$15,462,156	$4,059,856

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

Dollar amounts are expressed in thousands.

	Fair Value Measurements
	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,897	$ -	$ -	$21,897
Securities segregated for regulatory and other purposes	11,497	-	-	11,497
Deposits with clearing organizations	7,993	-	-	7,993
Securities owned:
U.S. Treasury obligations	199,927	-	-	199,927
U.S. Agency obligations	43,218	2,743	-	45,961
Corporate debt and other obligations	-	30,918	-	30,918
Mortgage and other asset-backed securities	-	2,694	380	3,074
Municipal obligations	-	35,933	975	36,908
Convertible bonds	-	37,704	-	37,704
Corporate equities	28,779	6,338	-	35,117
Other	1,646	-	4,450	6,096
Securities owned, at fair value	273,570	116,330	5,805	395,705
Investments (1)	1,216	32,197	16,890	50,303
Derivative contracts (2)	-	6,702	-	6,702
Total	$316,173	$155,229	$22,695	$494,097

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$223,422	$ -	$ -	$223,422
U.S. Agency obligations	111	145	-	256
Corporate debt and other obligations	-	12,435	-	12,435
Mortgage and other asset-backed securities	-	10	-	10
Municipal obligations	-	1,345	-	1,345
Convertible bonds	-	6,902	-	6,902
Corporate equities	22,569	11,720	-	34,289
Other	158	-	-	158
Securities sold, but not yet purchased	246,260	32,557	-	278,817
Investments	-	11	-	11
Derivative contracts (3)	79	636	-	715
Securities sold under agreements to
repurchase(4)	-	350,245	-	350,245
Total	$246,339	$383,449	$ -	$630,268

(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

(3) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.
(4) Represents securities sold under agreements to repurchase where the Company has elected the fair value option.

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
(4) Included in payable to brokers and clearing organizations on the consolidated balance sheets.

There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three months ended March 31, 2010.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending March 31, 2010 and 2009.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the three months ended March 31, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	1	(1)	64	(1)	$380
Municipal obligations	1,075	-	(162)	-	62	975
Other (2)	4,450	-	-	-	-	4,450
Investments (3)	15,981	-	634	55	220	16,890

Liabilities:
none

For the three months ended March 31, 2009
Assets:
Convertible bonds	$ 815	-	-	(691)	(124)	$ -
Mortgage and other asset-backed securities (1)	1,610	(19)	(86)	1,033	(41)	2,497
Other (2)	5,325	-	-	-	-	5,325
Investments (3)	12,085	-	(144)	90	-	12,031

Liabilities:
Other (2)	$ (375)	-	-	-	-	$ (375)
Derivative contracts (4)	(2,516)	-	47	-	2,424	(45)

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Represents auction rate preferred securities that failed in the auction rate market.
(3) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity described below under “Credit Concentrations”.

(5) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which is included in other income on the condensed consolidated statement of operations.

(6) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a  fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There was one loan position held in the secondary loan trading portfolio at March 31, 2010 with a par value of $950,000 ($950,000 at December 31, 2009) and a fair value of $937,000 ($940,000 at December 31, 2009) which is categorized in Level 2 of the fair value hierarchy.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2010, the fair value of the reverse repurchase agreements and repurchase agreements were $350.2 million and nil, respectively.  During the three months ended March 31, 2010, the amount of losses related to reverse repurchase agreements was $4,600.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2010, the effective portion of the net gain on the interest rate swaps, net of tax, was approximately $257,000 and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at March 31, 2010. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of 1 year at March 31, 2010.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2010, the effective portion of the net loss on the interest rate cap, net of tax, was approximately $624,000 and has been recorded as other comprehensive income (loss) on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at March 31, 2010. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At March 31, 2010, the Company had 140 open short contracts for 10-year U.S. Treasury notes with a fair value of $79,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "To-be-announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheet in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See the Fair Value of Derivative Instruments tables below for TBA’s outstanding at March 31, 2010.

The notional amounts and fair values of the Company’s derivatives at March 31, 2010 by product were as follows:

Expressed in thousands of dollars

Fair Value of Derivative Instruments
As of March 31, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Cap	$ 100,000	$ 1,319

Derivatives not designated as hedging instruments (1)
Other contracts (3)	TBAs	$ 465,338	$ 5,383

Total Assets		$ 565,338	$ 6,702

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Swaps	$ 9,000	$ 448

Derivatives not designated as hedging instruments (1)
Commodity contracts (4)	U.S Treasury Futures	$ 14,000	$ 79
Other contracts (4)	TBAs	470,593	18
	Forward Purchase Commitment (2)	1,150,000	170
		$ 1,634,593	$ 267
Total Liabilities		$ 1,643,593	$ 715

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

The notional amounts and fair values of the Company’s derivatives at December 31, 2009 by product were as follows:

Expressed in thousands of dollars

Fair Value of Derivative Instruments
As of December 31, 2009
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Cap	$ 100,000	$ 2,357

Derivatives not designated as hedging instruments (1)
Other contracts (3)	TBAs	$ 329,169	$ 3,497

Total Assets		$ 429,169	$ 5,854

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Swaps	$ 36,000	$ 875

Derivatives not designated as hedging instruments (1)
Commodity contracts (4)	U.S Treasury Futures	$ 10,000	$ 178
Other contracts (4)	TBAs	329,169	-
	Forward Purchase Commitment (2)	800,000	97
		$ 1,139,169	$ 275
Total Liabilities		$ 1,175,169	$ 1,150

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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended March 31, 2010.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (pre–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 257	Interest Expense	$ (467)
	Caps	N/A	-	(624)	Other	(63)

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(347)	-	None	-
	Federal Funds Futures	Principal transaction revenue	(63)
	Euro-dollar Futures	Principal transaction revenue	(21)
Foreign exchange contracts	Forwards	Other revenue	-	-	None	-
Other contracts	TBAs	Principal transaction revenue	6,702	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	258	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention (1)	Principal transaction revenue	-	-	None	-
Total			$ 6,529	$ (367)		$ (530)

(1) See “Credit Concentrations” below for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three months ended March 31, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at March 31, 2010.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At March 31, 2010, bank call loans were $37.6 million ($nil at December 31, 2009). These loans, collateralized by firm securities with market values of approximately $61.7 million at March 31, 2010, are primarily with two U.S. money center banks. At March 31, 2010, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $297.8 million under securities loan agreements.

At March 31, 2010, the Company had available collateralized and uncollateralized letters of credit of $237.7 million. Collateral for these letters of credit include customer securities with a market value of approximately $247.5 million pledged to two financial institutions.

In June 2009, the Company significantly expanded its government trading operations and began financing those operations through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”).  Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest (repo-to-maturity transactions).  Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2010, the fair value of the reverse repurchase agreements was $350.2 million. Changes in the fair value of these transactions are recorded in principal transactions in the consolidated statement of income. During the three months ended March 31, 2010, the amount of losses related to reverse repurchase agreements was $4,600. At March 31, 2010, the gross balances of reverse repurchase agreements and repurchase agreements were $2.8 billion and $4.0 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2010 was $2.7 billion and $4.0 billion, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At March 31, 2010, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $223.2 million and $2.4 billion, respectively, of which the Company has re-pledged approximately $34.0 million under securities loaned transactions and $2.4 billion under repurchase agreements.

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.5 million as at March 31, 2010 ($623,000 at December 31, 2009). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $70.1 million as at March 31, 2010 ($63.8 million at December 31, 2009).

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

One of the Company's funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of March 31, 2010, Lehman Brothers International (Europe) held securities with a fair value of $9.1 million that were segregated and not re-hypothecated.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of March 31, 2010 are receivables from five major U.S. broker-dealers totaling approximately $152.6 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $84.6 million and had nil in Excess Retention as of March 31, 2010.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in securities purchased under agreement to resell and securities sold under agreement to repurchase, all open contracts at March 31, 2010 are with the FICC. The clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2010, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through OPY Credit Corp., the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of March 31, 2010, the Company had $6.2 million committed under such financing arrangements, none of which has been drawn upon.

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

A subsidiary of the Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its rights to receive management and incentive fees. The Company’s investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited in amount.

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the context of the total general and limited partner interests held in these funds by all parties. In each instance the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The subsidiaries’ general partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.

The following tables set forth the total VIE assets, carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at March 31, 2010 and December 31, 2009:

As of March 31, 2010
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,592,497	$1,034	$ -	$ -	$1,034
Private Equity Funds	123,701	33	-	5	38
Total	$1,716,198	$1,067	$ -	$5	$1,072

(1) Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2) Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

As of December 31, 2009
Expressed in thousands of dollars.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,564,486	$830	$-	$-	$830
Private Equity Funds	123,701	34	-	5	39
Total	$1,688,187	$864	$-	$5	$869

(1) Included in other assets on the consolidated balance sheet.

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at March 31, 2010	March 31, 2010	December 31, 2009

Senior Secured Credit Note (a)	7/31/2013	4.76%	$32,003	$32,503

Subordinated Note (b)	1/31/2014	5.5%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 3.05 at March 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.45 at March 31, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At March 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2010 was 4.76%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2010, on the Senior Secured Credit Note was $387,000 ($710,200 in 2009). Of the $32.0 million principal amount outstanding at March 31, 2010, $9.6 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 3.70 at March 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.20 at March 31, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At March 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2010 was 5.5%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2010, on the Subordinated Note was $1.4 million ($1.7 million in 2009).

7. Share capital

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended March 31,
	2010	2009
Class A Stock outstanding, beginning of period	13,118,001	12,899,465
Issued pursuant to the share-based compensation plans	123,551	119,527
Repurchased and cancelled pursuant to the issuer bid	-	(50,000)
Class A Stock outstanding, end of period	13,241,552	12,968,992

8. Net capital requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2010, the net capital of Oppenheimer as calculated under the Rule was $171.9 million or 15.1% of Oppenheimer's aggregate debit items. This was $149.2 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2010, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At March 31, 2010, the regulatory capital of Oppenheimer E.U. Ltd. was $3.0 million which was $1.2 million in excess of the $1.8 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

10. Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the former U.S. Private Client Division of CIBC World Markets Inc. The Company defines a reporting unit as an operating segment. The

Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment.

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company performed an interim impairment analysis between annual tests as of June 30, 2009 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2009. Neither of the impairment analyses resulted in impairment charges. The PCD operating segment continued to produce strong revenues, cash flows, and earnings in the three months ended March 31, 2010, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business. Although the price of the Company’s stock declined in the first quarter of 2010, the Company does not believe that impairment exists as at March 31, 2010.

11. Segment information

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel, Hong Kong, and Latin America.

The table below presents information about the reported revenue and profit before income taxes of the Company for the three months ended March 31, 2010 and 2009.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended March 31,
	2010	2009
Revenue:
Private Client	$143,652	$114,928
Capital Markets	86,779	76,176
Asset Management	15,807	11,256
Other	624	2,905
Total	$246,862	$205,265

Profit (loss) before income taxes:
Private Client	$3,125	$2,501
Capital Markets	9,537	(5,615)
Asset Management	3,883	782
Other	(685)	(490)
Total	$15,860	$(2,822)

12. Subsequent events

On April 30, 2010, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on May 28, 2010 to Class A and Class B Stockholders of record on May 14, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2009.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at March 31, 2010, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2010 totaled approximately $69.6 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Evanston Financial Corporation (“Evanston”) is engaged in mortgage brokerage and servicing. At March 31, 2010, client assets under management by the asset management groups totaled $17.0 billion. At March 31, 2010, the Company employed 3,565 employees (3,506 full time and 59 part time), of whom approximately 1,440 were financial advisors.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2009. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As the first quarter of 2010 drew to a close, there were strong indications that the U.S. economy is on the path to recovery. While the unemployment rate remains stubbornly above 9.5%, housing prices have stabilized and begun to improve in many parts of the United States and commodity prices including oil have increased reflecting overall improvements in demand throughout the economy. Although consumer credit continues to reflect difficult times for many consumers, recent retail sales figures reflect improvement in end demand. U.S. equity markets were weak in the early weeks of the quarter, but they rallied strongly to end the quarter up 4.9% as investor confidence improved. While longer term U.S. Treasury yields have begun to increase reflecting increased issuance and an improved economy, short term rates remain at record low rates reflecting the intention of policy makers to continue to stimulate the economy.

These improving market conditions have led to overall revenue improvements for the Company in the first quarter of 2010 compared to the first quarter of 2009. Revenue from commissions in the three months ended March 31, 2010 surpassed the level achieved in the comparable period in 2009 as a result of the effects of rising equity prices and improved investor confidence. Revenue from principal transactions was lower in the three months ended March 31, 2010 compared to the same period in 2009 as improved conditions in the credit markets resulted in lower volatility and reduced spreads which negatively impacted fixed income trading profits. Revenue for the Company from investment banking activities showed a significant improvement in the first quarter of 2010 compared to the same period in 2009, fueled by equities issuance. Net interest revenue for the Company, as well as fees derived from money market funds and FDIC insured deposits of clients, while improved compared to the first quarter of 2009, continue to be significantly and adversely affected by the low interest rate environment. Asset management advisory fees increased in the first quarter of 2010 due primarily to increases in the value of assets under management compared to the same period in the prior year.

Expenses increased in the first quarter of 2010 compared to the first quarter of 2009 driven by higher compensation costs related to higher commission and fee-based revenue and higher legal costs related to litigation and regulatory matters. These increases were offset by reductions in data processing costs.

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

The Company’s clients held at Oppenheimer approximately $642.8 million of ARS at April 30, 2010, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of $39.8 million from amounts that our clients held as of January 31, 2010 as a result of redemptions and refinancings of such securities by the issuers of ARS.

As previously reported, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to the terms of the settlements, Oppenheimer estimates that it is obligated to purchase up to an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators.  See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and. “Regulatory Environment – Other Regulatory Matters.”

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses..

Regulatory Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

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

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto, have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March, 2010.

Other Regulatory Matters

As noted above, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the NYAG and the MSD concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. As a result, the Company will purchase eligible ARS from eligible clients pursuant to those settlements. Based on the terms of the settlements, the Company will, no later than May 24, 2010, make an initial national offer to eligible clients who currently hold accounts at Oppenheimer to purchase ARS. Eligible clients’ accounts will be aggregated on a “household” basis. The Company will make subsequent offers to eligible clients holding eligible ARS based on the availability of funds for such purpose. As a result of this limitation, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008.  The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above. The Company estimates that it is obligated to purchase up to an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by settlements with the Regulators. Such purchases will be paid for from available funds. The Company believes that the cumulative amount of ARS which it may purchase pursuant to the terms of the settlements will not create a condition that would have a material adverse affect on the Company’s financial statements. The Company is continuing to cooperate with regulators from other states conducting investigations surrounding sales of ARS.  Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and. “Regulatory Environment- Other Regulatory Matters.”

.

Other Matters

A subsidiary of the Company was the administrative agent for two closed-end funds until December 5, 2005. The Company has been advised by the current administrative agent for these two funds that the Internal Revenue Service may file a claim for interest and penalties that would approximate $5 million for one of these funds with respect to the 2004 tax year as a result of an alleged failure of the Company’s subsidiary to take certain actions. The Company will continue to monitor developments in this matter.

The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and some or all of these may result in enforcement proceedings as a result of its business conducted in the various states.

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In some of the matters described  below in Item 3, Legal Proceedings , including but not limited to the U.S Airways matter, loss contingencies are not probable and estimable in the view of management and, accordingly, reserves have not been established for those matters.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will remain high due to business and regulatory requirements. This investment has increased in recent years as a result of the acquisition of the New Capital Markets Businesses from CIBC and the Company’s need to build out its platform to accommodate this business. The Company successfully transitioned these acquired businesses to its platform in the third quarter of 2008.

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

Results of Operations

Oppenheimer Holdings Inc. reported a net profit of $9.2 million or $0.69 per share for the first quarter of 2010, compared to a net loss of $2.0 million or $0.15 per share in the first quarter of 2009. Revenue for the first quarter of 2010 was $246.9 million, compared to revenue of $205.3 million in the first quarter of 2009, an increase of 20.3%.  Client assets entrusted to the Company and under administration totaled approximately $69.6 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $17.0 billion at March 31, 2010 ($48.1 billion and $11.5 billion, respectively, at March 31, 2009).

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:

Expressed in thousands of dollars.

	Three months ended March 31,
	2010 versus 2009
	Period to Period Change	Percentage Change

Revenue -
Commissions	$14,401	11.6%
Principal transactions, net	(8,066)	-32.6%
Interest	6,247	83.0%
Investment banking	16,592	193.1%
Advisory fees	7,030	19.7%
Other	5,393	111.2%
Total revenue	41,597	20.3%

Expenses -
Compensation and related expenses	17,517	12.5%
Clearing and exchanges fees	824	14.4%
Communications and technology	(3,311)	-16.8%
Occupancy and equipment costs	227	1.2%
Interest	445	8.0%
Other	7,213	39.7%
Total expenses	22,915	11.0%
Profit before income taxes	18,682	n/a
Income tax provision	7,304	n/a
Net profit	11,378	n/a
Net profit attributable to non-
controlling interest, net of tax	196	n/a
Net profit attributable to
Oppenheimer Holdings Inc.	$11,182	n/a

Revenue

Commission revenue was $138.2 million for the first quarter of 2010, an increase of 11.6% compared to $123.8 million in the first quarter of 2009. Increased investor participation and stronger markets in the 2010 period contributed to the improvement.

Principal transactions revenue was $16.7 million in the first quarter of 2010 compared to $24.7 million in the first quarter of 2009, a decrease of 32.6%.  The decrease stems from lower profits in fixed income trading which were $12.0 million in the first quarter of 2010 compared to $19.8 million in the first quarter of 2009. The strong 2009 profits in fixed income trading were driven by a period of unprecedented volatility in the credit markets, wide spreads and a strong improvement in confidence which led to a rapid increase in bond prices in 2009’s first quarter, compared to the more moderate movements prevailing in the most recent quarter.

Interest revenue was $13.8 million in the first quarter of 2010, an increase of 83.0% compared to $7.5 million in the first quarter of 2009. The increase of $6.3 million is primarily attributable to interest earned on positions and reverse repurchase agreements held by the government trading desk which began operations in June 2009.

Investment banking revenue increased 193.1% to $25.2 million in the first quarter of 2010, compared to $8.6 million in the first quarter of 2009 with revenue from equity issuance in an improving environment accounting for $9.8 million of the variance.

Advisory fees were $42.8 million in the first quarter of 2010, an increase of 19.7% compared to $35.8 million in the first quarter of 2009. Asset management fees increased by $11.4 million in the first quarter of 2010 compared to the same period in 2009 as a result of an increase in the value of assets under management of 31.2% during the period. Asset management fees are calculated based on client assets under management at the end of the prior quarter and were $16.4 billion at December 31, 2009 ($12.5 billion at December 31, 2008). This increase was offset by a decrease of $5.5 million due to waivers on fees that otherwise would have been due from money market funds.

Other revenue increased 111.2% to $10.2 million in the first quarter of 2010 compared to $4.9 million in the first quarter of 2009 primarily as a result of a $2.4 million increase in the mark-to-market value of Company-owned life insurance policies that relate to our deferred compensation programs and increased fees generated from Evanston in the amount of $2.3 million.

Expenses

Compensation and related expenses increased 12.5% in the first quarter of 2010 to $158.1 million from $140.7 million during the first quarter of 2009. Production and incentive-related compensation increased $13.0 million, deferred compensation costs increased $2.6 million and payroll taxes and health benefits increased $4.4 million in the first quarter of 2010 compared with the same period in 2009. These increases were offset by a decrease of $3.9 million in share-based compensation expense directly related to the drop in the price of the Company’s stock during the quarter ($25.51 per share at March 31, 2010 compared to $33.22 per share at December 31, 2009) as well as an out-of-period adjustment related to over-accruals in compensation of $3.7 million which was adjusted in the current period.

Clearing and exchange fees increased 14.4% to $6.6 million in the first quarter of 2010 compared to $5.7 million in the same period of 2009 due to increased transaction volume.

Communications and technology expenses decreased 16.8% to $16.4 million in the first quarter of 2010 from $19.8 million in the same period of 2009 as a result of a reduction in market data costs of $2.4 million. This reduction stems from favorable contract negotiations as well as the elimination of redundant services.

Occupancy and equipment costs of $18.5 million in the first quarter of 2010 were flat compared to $18.2 million in the first quarter of 2009.

Interest expenses increased 8.0% to $6.0 million in the first quarter of 2010 from $5.5 million in the same period in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk which began operations in June 2009.

Other expenses increased 39.7% to $25.4 million in the first quarter of 2010 from $18.2 million in the same period in 2009 primarily due to increased legal costs of approximately $4.5 million which have been incurred in response to increased client litigation and arbitration activity as well as legal costs to resolve regulatory matters.

Liquidity and Capital Resources

Total assets at March 31, 2010 increased by 12% from December 31, 2009 levels due in large part to the Company’s expansion of its government trading desk which began in June 2009.  The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company’s longer-term capital needs are met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2010, the Company had $37.6 million of such borrowings outstanding compared to outstanding borrowings of nil at December 31, 2009. At March 31, 2010, the Company had available collateralized and uncollateralized letters of credit of $237.7 million.

Volatility in the financial markets, and the continuance of credit problems throughout the national economy, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. Further, the current environment has not been conducive to new financing or the renegotiation of existing loans.

On February 23, 2010 and February 26, 2010, the Company reached settlement agreements with the Regulators with respect to clients’ ownership and holdings of ARS. Under the terms of those settlements, the Company has agreed to purchase, in aggregate, ARS with a par value of approximately $31.5 million at December 31, 2009, from eligible clients no later than August 7, 2010 and to establish redemption funds of $4.5 million and $2.8 million no later than August 28, 2010 and February 29, 2011, respectively. The Company estimates that it is obligated to purchase an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators. It will make subsequent offers to eligible clients holding eligible ARS based on the Company’s availability of funds for such purpose, the amount of which the Company believes, pursuant to the terms of the settlements, will not create a condition that would have a material adverse affect on the Company’s financial statements. As a result, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008. In future periods the Company, pursuant to the Settlements, will  assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 3.05 at March 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.45 at March 31, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At March 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2010 was 4.76%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2010, on the Senior Secured Credit Note was $387,000 ($710,200 in 2009). Of the $32.0 million principal amount outstanding at March 31, 2010, $9.6 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 3.70 at March 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.20 at March 31, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At March 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2010 was 5.5%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2010, on the Subordinated Note was $1.4 million ($1.7 million in 2009).

Funding Risk

Dollar amounts are expressed in thousands.

	For the three months ended March 31,
	2010	2009
Cash used in operating activities	$(52,966)	$(15,539)
Cash used in investing activities	(1,337)	(2,578)
Cash provided by financing activities	37,575	14,511
Net decrease in cash and cash equivalents	$(16,728)	$(3,606)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the first quarter of 2009, the Company issued 123,551 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On February 26, 2010, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On April 30, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 28, 2010 to stockholders of record on May 14, 2010.

The book value of the Company’s Class A and Class B Stock was $34.73 at March 31, 2010 compared to $32.43 at March 31, 2009, based on total outstanding shares of 13,341,232 and 13,068,672, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2010 was 13,855,982 compared to 13,072,097 outstanding for the same period in 2009.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 5 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations to make payments to CIBC in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in note 19 of the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.

The following table sets forth these contractual and contingent commitments as at March 31, 2010.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$152	$31	$67	$31	$23
Committed capital	4	4	-	-	-
Earn-out	25	-	25	-	-
Deferred compensation commitments (1)	30	30	-	-	-
Revolving commitment (2)	1	-	-	-	1
Senior Secured Credit Note	33	10	23	-	-
Subordinated Note	100	-	-	100	-
ARS purchase offers (3)	39	36	3	-	-
Total	$384	$111	$118	$131	$24

(1)

Represents payments to be made to CIBC in relation to deferred incentive compensation to former CIBC employees for awards made by CIBC pursuant to the January 14, 2008 acquisition by the Company.

(2)

Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(3)

Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010. See notes 13 and 20 to the consolidated financial statements for the year ended December 31, 2009 appearing in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2010, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below, many of which are at a preliminary stage, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

Auction Rate Securities Matters

For a number of years, the Company offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

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

As previously disclosed, Oppenheimer entered into a Consent Order (the “Order”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling the pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts.  Oppenheimer and the individual respondents did not admit or deny any of the findings of fact or law or allegations contained in the Order and no fine was imposed against any of such parties.  All claims against the individual respondents were dismissed.  Oppenheimer agreed to pay the external costs incurred by the MSD related to the investigation and the administrative proceeding in an amount totaling $250,000.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers.  In that regard, Oppenheimer has agreed to offer, no later than May 29, 2010, such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS.  Oppenheimer has also agreed to use any excess in the Fund to redeem ARS from Massachusetts clients not covered by the Fund on a pro-rata basis.

Oppenheimer estimates that it is obligated to purchase up to approximately $4.5 million of Eligible ARS in the initial 15 month period covered by the Order.

If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings.

Reference is made to the Order between the MSD and Oppenheimer et al., attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 10.24, for additional details of the agreement with the MSD.

As previously disclosed, on February 23, 2010, the NYAG accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance (“AOD”) pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS.  Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.

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

Reference is made to the AOD between the NYAG and Oppenheimer, attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 10.22, for additional details of the agreement with the NYAG.

The Company estimates that it is obligated to purchase an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators. The Company is continuing to cooperate with investigating entities from other states.

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

Airways through Oppenheimer or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. and Deutsche Bank A.G. (the “Deutsche Entities”).  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. The Deutsche Entities subsequently filed a motion to sever the arbitration into a separate proceeding.   To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against the Deutsche Entities alleges that the Deutsche Entities are liable to U.S. Airways because of their role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes. The arbitration is scheduled to commence in May 2011. Oppenheimer believes that subsequent to the filing of the U.S. Air action, U.S. Air sold a portion of its holdings in ARS which would ratably reduce its claim against the Company. Oppenheimer intends to vigorously defend itself against the allegations in the U.S. Airways action.

In April 2009, Oppenheimer was served with a complaint in the United States District Court,  Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  Plaintiffs’ sought an award of punitive damages from Oppenheimer as well as interest on such award.   Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.  The Court granted Oppenheimer’s motion to dismiss this action with prejudice on February 22, 2010. Plaintiff filed an appeal of this dismissal with the United States Circuit Court for the Sixth Circuit on March 19, 2010.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration has been scheduled to commence in August 2010. As of this date, approximately $33.7 million of the $60 million Hansen held in ARS have been redeemed at par by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer intends to vigorously defend itself against the allegations in the Hansen action.

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

Between April 2008 and March 31, 2010, Oppenheimer and certain affiliated parties have been served with approximately 21 arbitration claims before FINRA, by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

In the only such client arbitration to be heard to date, the arbitration panel dismissed the claim against the Company. This decision will have no bearing on future hearings pleading similar but differing facts.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters,” and note 13 to the consolidated financial statements appearing in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In April 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Groff et. al v. Oppenheimer in which the grantors and beneficiaries of the Groff Family Trust filed a claim alleging that, beginning in January 2005, Oppenheimer made recommendations that were unsuitable. The claim alleges damages in excess of $16 million and alleges as causes of action the following:  breach of fiduciary duty, constructive fraud, fraud by misrepresentation and omission, unauthorized withdrawals of assets, breach of written contract and failure to supervise as well as elder abuse and violation of state and federal securities laws and the FINRA Rules of Fair Practice. The arbitration is scheduled to commence in September 2010. Oppenheimer believes it has meritorious defenses to the claims raised and intends to vigorously defend itself against these claims.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Company (“Providence”), an Oklahoma insurance company.  That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. The Receiver alleges, among other things, that the transfer of the bond portfolio to Park Avenue is a revocable transaction and that the Receiver can, and intends to avoid, or set aside, this transaction. Oppenheimer believes it acted in good faith and on appropriate instructions at all times in this matter.  However, at this time, there can be no guarantee that Oppenheimer will not become subject to an action by the Receiver seeking a return of the value of the Providence Municipal bond portfolio from Oppenheimer

ITEM 1A. Risk Factors

During the three months ended March 31, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment”.

ITEM 6. Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 7th  day of May, 2010.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)