Form 10-Q
period 2010-06-30
OPPENHEIMER HOLDINGS INC
filed 2010-08-03
CIK 791963

As filed with the Securities and Exchange Commission on August 3, 2010

___________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 30, 2010 was 13,253,022  and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2010	December 31, 2009
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$47,006	$68,918
Cash and securities segregated for regulatory and
other purposes	106,947	78,133
Deposits with clearing organizations	35,508	25,798
Receivable from brokers and clearing organizations	313,548	390,912
Receivable from customers, net of allowance for
doubtful accounts of $2,737 ($2,378 in 2009)	843,156	826,658
Income taxes receivable	13,650	5,509
Securities purchased under agreement to resell	430,928	163,825
Securities owned, including amounts pledged of $194,802
($64,835 in 2009), at fair value	393,403	238,372
Notes receivable, net	64,978	61,396
Office facilities, net	21,956	22,356
Deferred income tax, net	6,399	15,359
Intangible assets, net	43,141	45,303
Goodwill	132,472	132,472
Other	141,235	128,372
	$2,594,327	$2,203,383

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) - Continued

	June 30, 2010	December 31, 2009
Expressed in thousands of dollars
LIABILITIES AND EQUITY
Liabilities
Drafts payable	$37,180	$48,097
Bank call loans	62,400	-
Payable to brokers and clearing organizations	405,859	436,018
Payable to customers	496,533	488,360
Securities sold under agreement to repurchase	464,044	155,625
Securities sold, but not yet purchased, at fair value	181,870	131,739
Accrued compensation	136,859	202,525
Accounts payable and other liabilities	197,528	150,049
Senior secured credit note	31,503	32,503
Subordinated note	100,000	100,000
Excess of fair value of acquired assets over cost	7,020	7,020
	2,120,796	1,751,936

Equity
Oppenheimer Holdings Inc. stockholders' equity
Share capital
Class A non-voting common stock (2010 – 13,253,022 shares issued and outstanding 2009 – 13,118,001 shares issued and outstanding)	51,458	47,691
Class B voting common stock
99,680 shares issued and outstanding	133	133
	51,591	47,824
Contributed capital	44,265	41,978
Retained earnings	377,626	362,188
Accumulated other comprehensive loss	(1,591)	(543)
Total Oppenheimer Holdings Inc. stockholders’ equity	471,891	451,447
Noncontrolling interest	1,640	-
Total equity	473,531	451,447
	$2,594,327	$2,203,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$139,582	$142,713	$277,779	$266,509
Principal transactions, net	16,778	30,201	36,957	54,942
Interest	11,198	8,668	20,776	16,190
Investment banking	36,336	21,909	61,520	30,501
Advisory fees	43,984	35,511	86,778	71,275
Other	9,118	11,722	19,361	16,572
	256,996	250,724	503,171	455,989
EXPENSES:
Compensation and related expenses	164,304	167,902	322,483	308,564
Clearing and exchange fees	7,823	6,735	14,385	12,473
Communications and technology	16,300	14,530	32,740	34,281
Occupancy and equipment costs	18,262	18,283	36,722	36,516
Interest	6,389	5,043	11,690	10,586
Other	27,772	25,255	53,145	43,415
	240,850	237,748	471,165	445,835
Profit before income taxes	16,146	12,976	32,006	10,154
Income tax provision	6,284	5,846	12,780	5,038
Net profit for the period	9,862	7,130	19,226	5,116
Less net profit attributable to non-controlling
interest, net of tax	660	-	856	-
Net profit attributable to Oppenheimer
Holdings Inc.	$9,202	$7,130	$18,370	$5,116

Profit per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.69	$0.55	$1.38	$0.39
Diluted	$0.66	$0.54	$1.32	$0.38

Dividends declared per share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
	June 30		June 30,
	2010	2009	2010	2009
Expressed in thousands of dollars
Net profit for the period	$9,862	$7,130	$19,226	$5,116
Other comprehensive income (loss):
Currency translation adjustment	(516)	535	(231)	(319)
Change in cash flow hedges, net of tax	(450)	1,102	(817)	971
Comprehensive income for the period	8,896	8,767	18,178	5,768
Comprehensive income attributable to non-controlling interests	660	-	856	-
Comprehensive income attributable to Oppenheimer Holdings Inc.	$8,236	$8,767	$17,322	$5,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2010	2009
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit for the period	$19,226	$5,116
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	6,007	6,381
Deferred income tax	8,960	(3,258)
Amortization of notes receivable	10,005	8,729
Amortization of debt issuance costs	391	571
Amortization of intangibles	2,162	2,529
Provision for doubtful accounts	359	539
Share-based compensation	(408)	6,759
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(28,814)	(10,382)
Deposits with clearing organizations	(9,710)	(6,382)
Receivable from brokers and clearing organizations	77,364	(114,182)
Receivable from customers	(16,857)	(73,394)
Income taxes receivable	(8,667)	5,466
Securities purchased under agreement to resell	(267,103)	(161,399)
Securities owned	(155,031)	(56,196)
Notes receivable	(13,587)	(19,111)
Other	(13,485)	(12,341)
Increase (decrease) in operating liabilities:
Drafts payable	(10,917)	(23,406)
Payable to brokers and clearing organizations	(30,976)	278,345
Payable to customers	8,173	(74,218)
Securities sold under agreement to repurchase	308,419	169,780
Securities sold, but not yet purchased	50,131	32,194
Accrued compensation	(61,102)	(42,137)
Accounts payable and other liabilities	48,789	19,307
Cash used in operating activities	(76,671)	(60,690)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Six months ended June 30,
	2010	2009
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of office facilities	(5,607)	(4,155)
Cash used in investing activities	(5,607)	(4,155)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B common stock	(2,932)	(2,881)
Issuance of Class A non-voting common stock	2,002	-
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Tax shortfall from share-based compensation	(104)	(27)
Senior secured credit note repayments	(1,000)	(10,360)
Increase in bank call loans, net	62,400	80,100
Cash provided by financing activities	60,366	66,273

Net (decrease) increase in cash and cash equivalents	(21,912)	1,428
Cash and cash equivalents, beginning of period	68,918	46,685
Cash and cash equivalents, end of period	$47,006	$48,113

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$1,765	$1,687

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$10,189	$7,730
Cash paid during the periods for income taxes	$8,020	$3,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Six months ended June 30,
	2010	2009
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$47,824	$43,653
Issuance of Class A non-voting common stock	3,767	1,687
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Balance at end of period	$51,591	$44,781
Contributed capital
Balance at beginning of period	$41,978	$34,924
Vested employee share plan awards	(1,710)	(177)
Tax shortfall from share-based awards	(104)	(27)
Share-based expense	4,101	3,324
Balance at end of period	$44,265	$38,044
Retained earnings
Balance at beginning of period	$362,188	$348,477
Net profit for the period attributable to Oppenheimer Holdings Inc.	18,370	5,116
Dividends ($0.22 per share in 2010 and 2009)	(2,932)	(2,881)
Balance at end of period	$377,626	$350,712
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(543)	$(1,328)
Currency translation adjustment	(231)	(319)
Change in cash flow hedges, net of tax	(817)	971
Balance at end of period	$(1,591)	$(676)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$471,891	$432,861
Non-controlling interest
Grant of non-controlling interest	$784	-
Net profit attributable to non-controlling interest for the period, net of tax	856	-
Balance at end of period	$1,640	-

Total equity	$473,531	$432,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements    (Unaudited)

1.    Summary of significant accounting policies

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (formerly called Evanston Financial Corporation) (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer E.U. Ltd., based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies and is registered by the Securities and Futures Commission.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K for the year then ended.

During the first quarter of 2010, the Company issued 32.66 common shares of its OMHHF subsidiary to two founding members of OMHHF. Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet.  As of June 30, 2010, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $1.6 million.

The Company identified certain over-accruals in compensation and related expenses relating to prior periods which the Company has adjusted in the six months ended June 30, 2010.  These out-of-period adjustments, which were not material to any prior period, resulted in a decrease to compensation and related expenses of nil and $3.7 million, respectively, for the three and six months ended June 30, 2010.

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

Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting. The condensed consolidated Balance Sheet as of December 31, 2009 has been derived from the audited Consolidated Balance Sheet at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. See note 5 for further details. In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company will adopt this requirement in the reporting period ending March 31, 2011.

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

Earnings per share has been calculated as follows:

Dollar amounts are expressed in thousands, except share amounts

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	13,349,551	13,069,014	13,323,410	13,070,547
Net dilutive effect of warrant, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	549,816	214,486	567,450	365,162
Diluted weighted average number of shares outstanding	13,899,367	13,283,500	13,890,861	13,435,709

Net profit for the period	$9,862	$7,130	$19,226	$5,116
Net profit attributable to non-controlling interests	660	-	856	-
Net income attributable to Oppenheimer Holdings Inc.	$9,202	$7,130	$18,370	$5,116

Basic earnings per share	$0.69	$0.55	$1.38	$0.39
Diluted earnings per share	$0.66	$0.54	$1.32	$0.38

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and six months ended June 30, 2010 and 2009, the effect of the warrant is anti-dilutive.

(2)

For the three and six months ended June 30, 2010, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 273,416 and 273,416 shares of Class A Stock granted under share-based compensation arrangements (542,976 and 557,976, respectively for the three and six months ended June 30, 2009).

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	June 30, 2010	December 31, 2009
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$252,721	$299,925
Receivable from brokers	3,795	23,019
Securities failed to deliver	24,432	20,532
Clearing organizations	14,045	17,291
Omnibus accounts	15,639	9,192
Other	2,916	20,953
	$313,548	$390,912

	June 30, 2010	December 31, 2009
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$327,734	$412,420
Securities failed to receive	16,757	21,728
Clearing organizations and other	61,368	1,870
	$405,859	$436,018

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Dollar amounts are expressed in thousands.

	June 30, 2010		December 31, 2009
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$201,186	$123,048	$84,168	$74,152
Corporate debt and other obligations	21,624	8,679	30,330	7,323
Mortgage and other asset-backed securities	3,195	14	4,035	5
Municipal obligations	73,136	878	34,606	1,707
Convertible bonds	37,588	12,380	35,001	12,121
Corporate equities	33,562	36,676	43,728	36,286
Other	23,111	195	6,504	145
Total	$393,403	$181,870	$238,372	$131,739

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2010 are corporate equities with estimated fair values of approximately $12.4 million ($13.1 million at December 31, 2009), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

The Company held one exchange membership seat with the Chicago Board Options Exchange (“CBOE”) which was converted to 80,000 common shares when CBOE’s parent company, CBOE Holdings, was publicly listed on June 14, 2010.   The Company sold 20,000 shares in the initial public offering at $29 per share and continues to hold 60,000 shares that are restricted for sale in increments of 30,000 with a six month restriction period (“A-1 Shares”) and 30,000 shares with a twelve month restriction period (“A-2 Shares”).  The Company uses the Black-Scholes model to calculate the value of a call option to purchase CBOE Holdings which is used as a proxy for the discount associated with the selling restrictions.  The inputs into the Black-Scholes model include the volatility of CBOE Holdings common shares and yields associated with six month Treasury bills and twelve month Treasury notes.  At June 30, 2010, the Company valued the restricted shares at $1.7 million and recorded an unrealized gain of $1.7 million for the three months ended June 30, 2010.  The Company has categorized the restricted shares of CBOE Holdings as Level 2 in the fair value hierarchy.

Other

As previously reported, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to the terms of the settlements, Oppenheimer estimates that it is obligated to purchase up to an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators.  Oppenheimer commenced an initial offer to purchase ARS on May 21, 2010. The Company had purchased approximately $19.8 million in ARS from its clients at June 30, 2010. The period in which clients are eligible to participate in the initial offer to purchase expires August 4, 2010.  The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and. “Regulatory Environment – Other Regulatory Matters.”

In addition to the ARS client purchases of $19.8 million referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as a result of the failed auctions in February 2008 as of June 30, 2010.  These ARS positions primarily represent Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities (“MARS”) which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities (“SLARS”) which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy.  As of June 30, 2010, the Company had a valuation allowance of $391,000 for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2010.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,401	$ -	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,389	4,512	N/A	N/A
Distressed Opportunities Fund(3)	11,878	-	Semi-Annually	180 Days

Total	$15,668	$4,512

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

Dollar amounts are expressed in thousands.

	Fair Value Measurements
	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$15,127	$ -	$ -	$15,127
Securities segregated for regulatory and other purposes	13,496	-	-	13,496
Deposits with clearing organizations	8,993	-	-	8,993
Securities owned:
U.S. Treasury obligations	156,650	-	-	156,650
U.S. Agency obligations	39,417	5,086	-	44,503
Sovereign obligations	33	-	-	33
Corporate debt and other obligations	-	21,624	-	21,624
Mortgage and other asset-backed securities	-	3,153	42	3,195
Municipal obligations	-	71,283	1,853	73,136
Convertible bonds	-	37,588	-	37,588
Corporate equities	27,155	6,407	-	33,562
Other	2,242	-	20,870	23,112
Securities owned, at fair value	225,497	145,141	22,765	393,403
Investments (1)	606	29,840	16,930	47,376
Derivative contracts (2)	-	4,996	-	4,996
Securities purchased under agreement to
resell	-	51,480		51,480
Total	$263,719	$231,457	$39,694	$534,871

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$122,914	$ -	$ -	$122,914
U.S. Agency obligations	10	124	-	134
Corporate debt and other obligations	-	8,679	-	8,679
Mortgage and other asset-backed securities	-	14	-	14
Municipal obligations	-	878	-	878
Convertible bonds	-	12,380	-	12,380
Corporate equities	26,362	10,314	-	36,676
Other	195	-	-	195
Securities sold, but not yet purchased	149,481	32,389	-	181,870
Investments	13	-	-	13
Derivative contracts (3)	322	833	-	1,155
Securities sold under agreements to
repurchase (4)	-	453,929	-	453,929
Total	$149,816	$487,151	$ -	$636,967

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

There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three and six months ended June 30, 2010.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending June 30, 2010 and 2009.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (6)	Unrealized Gains (Losses) (6) (7)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the three months ended June 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$380	8	8	(53)	(301)	$42
Municipal obligations (2)	975	-	(157)	1,035	-	1,853
Other (3a)	4,450	-	(355)	16,775	-	20,870
Investments (4)	16,890	-	308	348	-	16,930

Liabilities:
none

For the three months ended June 30, 2009
Assets:
Mortgage and other asset-backed securities (1)	$2,497	67	-	(445)	-	$2,119
Other (3b)	5,325	-	-	-	-	5,325
Investments (4)	12,031	-	1,500	251	-	13,782

Liabilities:
Mortgage and other asset-backed securities (1)	$-	-	(5)	(205)	-	$(210)
Other (3a)	(375)	-	-	50	-	(325)
Derivative contracts (5)	(45)	-	-	45	-	-

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Includes Municipal Auction Rate Securities (“MARS”) issued by municipalities that failed in the auction rate market and select other municipal securities where significant inputs are unobservable

(3a) Represents Auction Rate Preferred Securities (“ARPS”) issued by closed end funds and Student Loan Auction Rate Securities (“SLARS”) that failed in the auction rate market.
(3b) Represents ARPS issued by closed end funds that failed in the auction rate market.
(4) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity described below under “Credit Concentrations”.

(6) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(7) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ending June 30, 2010 and 2009.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the six months ended June 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	6	8	12	(301)	$42
Municipal obligations (2)	1,075	(4)	(315)	1,035	62	1,853
Other (3a)	4,450	-	(355)	16,775	-	20,870
Investments (4)	15,981	-	326	403	220	16,930

Liabilities:
none

For the six months ended June 30, 2009
Assets:
Convertible bonds	$ 815	(124)	-	(691)	-	$ -
Mortgage and other asset-backed securities (1)	1,610	(34)	(1)	592	(48)	2,119
Other (3b)	5,325	-	-	-	-	5,325
Investments (4)	12,087	-	1,357	338	-	13,782

Liabilities:
Mortgage and other asset-backed securities (1)	$-	-	(5)	(205)	-	$(210)
Other (3a)	$ (375)	-	-	50	-	$ (325)
Derivative contracts (5)	(2,516)	45	-	2,471	-	-

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Includes Municipal Auction Rate Securities (“MARS”) issued by municipalities that failed in the auction rate market and select other municipal securities where significant inputs are unobservable
(3a) Represents Auction Rate Preferred Securities (“ARPS”) issued by closed end funds and Student Loan Auction Rate Securities (“SLARS”) that failed in the auction rate market.
(3b) Represents ARPS issued by closed end funds that failed in the auction rate market.
(4) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5) Represents unrealized losses on excess retention exposure on leveraged finance underwriting activity described below under “Credit Concentrations”.

(6) Included in principal transactions, net on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(7) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a  fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at June 30, 2010 (one position with a par value of $950,000 and a fair value of $940,000 at December 31, 2009 which is categorized in Level 2 of the fair value hierarchy).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2010, the fair value of the reverse repurchase agreements and repurchase agreements was $453.9 million and $51.5 million, respectively.  During the three and six months ended June 30, 2010, the amount of losses related to reverse repurchase agreements was $20,000 and $24,600, respectively. During the three and six months ended June 30, 2010, the amount of losses related to repurchase agreements was $117,000 and $117,000, respectively.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and six months ended June 30, 2010, the effective portion of the net gain on the interest rate swaps, net of tax, was approximately $73,000 and $330,000, respectively, and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at June 30, 2010. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of 0.75 years at June 30, 2010.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and six months ended June 30, 2010, the effective portion of the net loss on the interest rate cap, net of tax, was approximately $532,000 and $1.2 million, respectively, and has been recorded as other comprehensive income (loss) on the condensed consolidated statement of comprehensive income (loss).  There was no ineffective portion as at June 30, 2010. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At June 30, 2010, the Company had 140 open short contracts for 10-year U.S. Treasury notes with a fair value of $322,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "To-be-announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheet in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See the Fair Value of Derivative Instruments tables below for TBAs outstanding at June 30, 2010.

The notional amounts and fair values of the Company’s derivatives at June 30, 2010 by product were as follows:

Expressed in thousands of dollars

Fair Value of Derivative Instruments
As of June 30, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Cap	$ 100,000	$ 435

Derivatives not designated as hedging instruments (1)
Other contracts (3)	TBAs	$ 378,981	$ 4,561

Total Assets		$ 478,981	$ 4,996

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Swaps	$ 9,000	$ 327

Derivatives not designated as hedging instruments (1)
Commodity contracts (4)	U.S Treasury Futures	$ 14,000	$ 322
Other contracts (4)	TBAs	383,455	-
	Forward Purchase Commitment (2)	2,450,000	506
		$ 2,847,455	$ 828
Total Liabilities		$ 2,856,455	$ 1,155

(1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(3) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

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

(1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(3) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

(4) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the three months ended June 30, 2010.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (pre–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 73	Interest Expense	$ (117)
	Caps	N/A	-	(532)	Other	(38)

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,022)	-	None	-
	Federal Funds Futures	Principal transaction revenue	(21)	-	None	-
Foreign exchange contracts	Options	Other revenue	7	-	None	-
Other contracts	TBAs	Principal transaction revenue	3,223	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	227	-	None	-

Total			$ 2,414	$ (459)		$ (155)

(1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three months ended June 30, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at June 30, 2010.

(4) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the six months ended June 30, 2010.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (pre–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 330	Interest Expense	$ (584)
	Caps	N/A	-	(1,156)	Other	(101)
Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,369)	-	None	-
	Federal Funds Futures	Principal transaction revenue	(84)	-	None	-
	Euro-dollar Futures	Principal transaction revenue	(21)	-	None	-
Foreign exchange contracts	Options	Other revenue	7	-	None	-
Other contracts	TBAs	Principal transaction revenue	9,925	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	485	-	None	-

Total			$ 8,943	$ (826)		$ (685)

 (1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) There is no ineffective portion included in income for the six months ended June 30, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at June 30, 2010.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At June 30, 2010, bank call loans were $62.4 million (nil at December 31, 2009). At June 30, 2010, the Company had both uncollateralized and collateralized borrowings. The collateralized loans, collateralized by firm securities with market values of approximately $79.9 million at June 30, 2010, are primarily with two U.S. money center banks. At June 30, 2010, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $254.4 million under securities loan agreements.

At June 30, 2010, the Company had available collateralized letters of credit of $248.0 million. Collateral for these letters of credit include firm and customer securities with a market value of approximately $9.3 million and $316.7 million, respectively, pledged to two financial institutions.

In June 2009, the Company significantly expanded its government trading operations and began financing those operations through the use of repurchase agreements and reverse repurchase agreements.  Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest (repo-to-maturity transactions).  Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2010, the fair value of the reverse repurchase agreements and repurchase agreements were $453.9 million and $51.5 million, respectively.  During the three and six months ended June 30, 2010, the amount of losses related to reverse repurchase agreements was $20,000 and $24,600, respectively. During the three and six months ended June 30, 2010, the amount of losses related to repurchase agreements was $117,000 and $117,000, respectively. At June 30, 2010, the gross balances of reverse repurchase agreements and repurchase agreements were $2.4 billion and $5.0 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2010 was $3.6 billion and $5.9 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the six months ended June 30, 2010 was $3.2 billion and $5.0 billion, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions).  At June 30, 2010, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $243.3 million and $2.4 billion, respectively, of which the Company has re-pledged approximately $50.6 million under securities loaned transactions and $2.4 billion under repurchase agreements.

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions.  The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $194.8 million as at June 30, 2010 ($64.8 million at December 31, 2009). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $89.2 million as at June 30, 2010 ($63.8 million at December 31, 2009).

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

One of the Company's funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of June 30, 2010, Lehman Brothers International (Europe) held securities with a fair value of $8.7 million that were segregated and not re-hypothecated.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of June 30, 2010 are receivables from five major U.S. broker-dealers totaling approximately $162.4 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $71.8 million and had nil in Excess Retention as of June 30, 2010.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in securities purchased under agreement to resell and securities sold under agreement to repurchase, substantially all open contracts at June 30, 2010 are with the FICC. The clearing brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2010, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through OPY Credit Corp., the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of June 30, 2010, the Company had $6.2 million committed under such financing arrangements, none of which has been drawn upon.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the context of the total general and limited partner interests held in these funds by all parties. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The subsidiaries’ general partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.

The following tables set forth the total VIE assets, carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at June 30, 2010 and December 31, 2009:

As of June 30, 2010
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,579,418	$790	$ -	$ -	$790
Private Equity Funds	113,623	35	-	5	40
Total	$1,693,041	$825	$ -	$5	$830

(1) Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2) Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

As of December 31, 2009
Expressed in thousands of dollars.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,564,486	$830	$-	$-	$830
Private Equity Funds	123,701	34	-	5	39
Total	$1,688,187	$864	$-	$5	$869

(1) Included in other assets on the condensed consolidated balance sheet.

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at June 30, 2010	June 30, 2010	December 31, 2009

Senior Secured Credit Note (a)	7/31/2013	4.80%	$31,503	$32,503

Subordinated Note (b)	1/31/2014	5.54%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.45 at June 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.90 at June 30, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At June 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended June 30, 2010 was 4.80%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2010, on the Senior Secured Credit Note was $388,000 and $775,000, respectively ($545,200 and $1.3 million, respectively, for the three and six months ended June 30, 2009). Of the $31.5 million principal amount outstanding at June 30, 2010, $14.4 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 3.00 at June 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.55 at June 30, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At June 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended June 30, 2010 was 5.54%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2010, on the Subordinated Note was $1.4 million and $2.8 million, respectively ($1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2009).

7. Share capital

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Class A Stock outstanding, beginning of period	13,241,552	12,968,992	13,118,001	12,899,465
Issued pursuant to the share-based compensation plans	11,470	2,075	135,021	121,602
Repurchased and cancelled pursuant to the Issuer Bid	-	-	-	(50,000)
Class A Stock outstanding, end of period	13,253,022	12,971,067	13,253,022	12,971,067

8. Net capital requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2010, the net capital of Oppenheimer as calculated under the Rule was $160.4 million or 13% of Oppenheimer's aggregate debit items. This was $136.5 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2010, Freedom had net capital of $5.0 million, which was $4.7 million in excess of the $250,000 required to be maintained at that date.

At June 30, 2010, the regulatory capital of Oppenheimer E.U. Ltd. was $3.1 million which was $1.3 million in excess of the $1.8 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At June 30, 2010, the regulatory capital of Oppenheimer Investments Asia Ltd. was $693,000 which was $308,000 in excess of the $385,000 required to be maintained on that date.  Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company performed an interim impairment analysis between annual tests as of June 30, 2009 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2009. Neither of the impairment analyses resulted in impairment charges. The PCD operating segment continued to produce strong revenues, cash flows, and earnings in the three and six months ended June 30, 2010, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business. Although the price of the Company’s stock declined in the six months ended June 30, 2010, the Company does not believe that impairment exists as at June 30, 2010.

11. Segment information

The table below presents information about the reported revenue and profit before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel, Hong Kong, and Latin America.

The table below presents information about the reported revenue and profit before income taxes of the Company for the three and six months ended June 30, 2010 and 2009.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Private Client	$146,191	$133,123	$289,843	$248,051
Capital Markets	91,498	101,544	177,589	177,721
Asset Management	15,265	12,659	31,073	23,914
Other	4,042	3,398	4,666	6,303
Total	$256,996	$250,724	$503,171	$455,989

Profit (loss) before income taxes:
Private Client	$12,033	$3,467	$15,158	$5,969
Capital Markets	1,824	4,905	11,362	(710)
Asset Management	3,645	2,911	7,527	3,693
Other	(1,356)	1,693	(2,041)	1,202
Total	$16,146	$12,976	$32,006	$10,154

12. Subsequent events

On July 30, 2010, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on August 27, 2010 to Class A and Class B Stockholders of record on August 13, 2010.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at June 30, 2010, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2010 totaled approximately $66.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (formerly called Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At June 30, 2010, client assets under management by the asset management groups totaled approximately $14.7 billion. At June 30, 2010, the Company employed 3,602 employees (3,487 full time and 115 part time), of whom approximately 1,427 were financial advisors.

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

During the three months ended June 30, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management as well as fees for investment banking services, and investment income as well as on liquidity. Substantial fluctuations can occur in revenue and net income due to these and other factors.

The U.S. economy grew for the third consecutive quarter, albeit at a slower rate than previous quarters. Labor markets are slowly improving and, while U.S. consumer confidence has declined in recent weeks, spending continues to increase. Credit charge-offs seem to have topped out for this cycle, but the recovery has slowed as a result of concerns over availability of credit, continuing sluggishness in the housing recovery, and concerns surrounding the impact on the credit markets of the European debt crisis. Although European policymakers have announced stress tests for European banks and aid to some European sovereign credits, markets continue to see significant risks to global recovery. The effects of these concerns have resulted in the lowest interest rates for U.S government debt in a generation and a weak stock market as investors seek safety in an uncertain environment.

Overall, the Company’s revenue improved in the second quarter of 2010 compared to the second quarter of 2009, boosted by stronger investment banking revenue, higher asset management advisory fees as well as higher interest income.  Commission income and principal transactions revenue declined in the second quarter of 2010 compared to the same period in 2009 as the stock market stalled in early May and declined thereafter due to a decline in consumer confidence and other factors. Net interest revenue for the Company, as well as fees derived from money market funds and FDIC insured deposits of clients, continue to be significantly and adversely affected by the low interest rate environment.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 because, in the tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for ARS. Some of these ARS have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. However, in excess of fifty percent of the overall ARS issued into the ARS market remain outstanding and the rate of redemptions has slowed in the second quarter of 2010 compared to previous quarters.

The Company’s clients held at Oppenheimer approximately $597.2 million of ARS at June 30, 2010, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of approximately $45.6 million from amounts that our clients held as of April 30, 2010 as a result of redemptions and refinancings of such securities by the issuers of ARS as well as repurchases by the Company as described below.

As previously reported, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts

Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the terms of the settlements, Oppenheimer estimates that it is obligated to purchase up to an aggregate of up to approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. Oppenheimer commenced an initial offer to purchase ARS on May 21, 2010. The Company has purchased approximately $19.8 million in ARS from its clients at June 30, 2010. The period in which clients are eligible to participate in the initial offer to purchase expires August 4, 2010.  See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and. “Regulatory Environment – Other Regulatory Matters.”

Regulatory Environment

The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong, the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators.  Recent events, including the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), will change the self-regulatory framework for financial institutions in the United States and around the world. The changes will likely significantly reduce leverage available to financial institutions and increase transparency to regulators and investors of risks taken by such institutions. Dodd-Frank requires significant rule-making by the SEC and other regulators as well as requiring studies, the results of which are likely to change the regulatory and business environment in ways that cannot presently be predicted. Dodd-Frank and proposals in the United Kingdom will reassign the regulation of certain activities and certain financial institutions to new regulators or to existing regulators who will take on new responsibilities to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, require registration and reporting by previously unregistered entities,  create new regulations around financial transactions with consumers, and possibly create a tax on securities transactions. In addition, a study mandated by Dodd-Frank requires the SEC to assess the implications of imposing a new fiduciary duty on broker-dealers.  Such regulations will likely increase compliance and training costs and reduce returns earned by financial service providers. Any such action could have a material adverse affect on our business, financial condition and results of operations. See Factors Affecting “Forward-Looking Statements.”.

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto, have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2010.

Other Regulatory Matters

As noted above, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the NYAG and the MSD concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. As a result, the Company will purchase eligible ARS from eligible clients pursuant to those settlements. Based on the terms of the settlements, the Company commenced,  on May 21, 2010,  an initial national offer to eligible clients who currently hold accounts at Oppenheimer to purchase ARS. Eligible clients’ accounts  were aggregated on a “household” basis for the initial purchase offer and will be likewise aggregated for subsequent offers to purchase. The Company has purchased approximately $19.8 million in ARS from its clients at June 30, 2010. The period in which clients are eligible to participate in the initial offer to purchase expires August 4, 2010. See Item 3, “Legal Proceedings,” for the details of the settlements.

The Company will make subsequent offers to eligible clients holding eligible ARS based on the availability of funds for such purpose. As a result of this limitation, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008.  The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above. The Company estimates that it is obligated to purchase up to an aggregate of up to approximately $39 million of eligible ARS in the initial 15 month period covered by settlements with the Regulators. Such purchases will be paid for from available funds. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. The Company believes that the cumulative amount of ARS which it may purchase pursuant to the terms of the settlements will not create a condition that would have a material adverse affect on the Company’s financial statements. The Company is continuing to cooperate with regulators from other states conducting investigations surrounding sales of ARS.  Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings”.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will remain high due to business and regulatory requirements. This investment has increased in recent years as a result of the acquisition of the capital markets businesses from Canadian Imperial Bank of Commerce in 2008. The Company is presently moving its IT Center to a new location and that move is expected to be completed in the 3rd quarter of 2010.

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

Results of Operations

Oppenheimer Holdings Inc. reported a net profit of $9.2 million or $0.69 per share for the second quarter of 2010 compared to a net profit of $7.1 million or $0.55 per share in the second quarter of 2009. Revenue for the second quarter of 2010 was $257.0 million, compared to revenue of $250.7 million in the second quarter of 2009, an increase of 2.5%. Client assets entrusted to the Company and under management totaled approximately $66.9 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $14.7 billion at June 30, 2010 ($55.3 billion and $13.6 billion, respectively, at June 30, 2009).

Net profit for the six months ended June 30, 2010 was $18.4 million or $1.38 per share compared to $5.1 million or $0.39 per share in the same period of 2009. Revenue for the six months ended June 30, 2010 was $503.2 million, an increase of 10.3% compared to $456.0 million in the same period of 2009.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:

Expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2010 versus 2009		2010 versus 2009
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Revenue:
Commissions	$(3,131)	-2.2%	$11,270	4.2%
Principal transactions, net	(13,423)	-44.4%	(17,985)	-32.7%
Interest	2,530	29.2%	4,586	28.3%
Investment banking	14,427	65.8%	31,019	101.7%
Advisory fees	8,473	23.9%	15,503	21.8%
Other	(2,604)	-22.2%	2,789	16.8%
Total revenue	6,272	2.5%	47,182	10.3%

Expenses:
Compensation and related expenses	(3,598)	-2.1%	13,919	4.5%
Clearing and exchanges fees	1,088	16.2%	1,912	15.3%
Communications and technology	1,770	12.2%	(1,541)	-4.5%
Occupancy and equipment costs	(21)	-0.1%	206	0.6%
Interest	1,346	26.7%	1,104	10.4%
Other	2,517	10.0%	9,730	22.4%
Total expenses	3,102	1.3%	25,330	5.7%
Profit before income taxes	3,170	24.4%	21,852	215.2%
Income tax provision	438	7.5%	7,742	153.7%
Net profit	2,732	38.3%	14,110	275.8%
Net profit attributable to non-
controlling interest, net of tax	660	n/a	856	n/a
Net profit attributable to
Oppenheimer Holdings Inc.	$2,072	29.1%	$13,254	259.1%

Revenue - Second Quarter 2010

Commission revenue was $139.6 million for the second quarter of 2010, a decrease of 2.2% compared to $142.7 million in the second quarter of 2009. Weak investor sentiment and volatile markets in the 2010 period contributed to the decline.

Principal transactions revenue was $16.8 million in the second quarter of 2010 compared to $30.2 million in the second quarter of 2009, a decrease of 44.4%.  The decrease stems from lower income from firm investments (a net loss of $144,000 for the second quarter of 2010 compared to income of $6.4 million for the second quarter of 2009), and lower fixed income trading revenue ($17.3 million in the second quarter of 2010 compared to $23.5 million in the second quarter of 2009). The net loss from firm investments included realized and unrealized gains of approximately $2.2 million which arose from the conversion of the Company’s Chicago Board Options Exchange membership into 80,000 shares by way of an IPO that closed on June 14, 2010. The Company sold 20,000 shares in June 2010.

Interest revenue was $11.2 million in the second quarter of 2010, an increase of 29.2% compared to $8.7 million in the second quarter of 2009. The increase is primarily attributable to interest earned on reverse repurchase agreements held by the government trading desk which began operations in June 2009.

Investment banking revenue was $36.3 million in the second quarter of 2010, an increase of 65.8% compared to $21.9 million in the second quarter of 2009 with increased revenue from equity issuance of $5.2 million and fee income related to private placements of $10.8 million, offset by a decrease of $4.3 million in advisory services.

Advisory fees were $44.0 million in the second quarter of 2010, an increase of 23.9% compared to $35.5 million in the second quarter of 2009. Asset management fees increased by $14.1 million in the second quarter of 2010 compared to the same period in 2009 as a result of an increase in the value of assets under management of 47.8% during the period. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $17.0 billion at March 31, 2010 ($11.5 billion at March 31, 2009). This increase was offset by a decrease of $4.2 million in fees from money market funds as a result of waivers of $5.7 million on fees that otherwise would have been due from money market funds ($1.8 million in the second quarter of 2009).

Other revenue was $9.1 million in the second quarter of 2010, a decrease of 22.2% compared to $11.7 million in the second quarter of 2009 primarily as a result of a $6.2 million decrease in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs. This decline was offset by increased fees generated from Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) (formerly called Evanston Financial Corporation) in the amount of $3.6 million.

Revenue – Year-to-date 2010

Commission revenue was $277.8 million for the six months ended June 30, 2010, an increase of 4.2% compared to $266.5 million in the same period of 2009.

Principal transactions revenue was $37.0 million in the six months ended June 30, 2010 compared to $54.9 million in the same period of 2009, a decrease of 32.7%.  The decrease stems from lower income from firm investments (a net loss of $413,000 for the six months ended June 30, 2010 compared to income of $5.6 million for the same period of 2009 and lower fixed income trading revenue ($36.1 million in the six months ended June 30, 2010 compared to $46.7 million in the same period of 2009). These declines were partially offset by an increase in U.S. government trading income which amounted to $3.3 million in the six months ended June 30, 2010 compared to $1.6 million for the same period of 2009.

Interest revenue was $20.8 million in the six months ended June 30, 2010, an increase of 28.3% compared to $16.2 million in the same period of 2009. The increase is primarily attributable to interest earned on reverse repurchase agreements held by the government trading desk which began operations in June 2009.

Investment banking revenue was $61.5 million in the six months ended June 30, 2010, an increase of 101.7% compared to $30.5 million in the same period of 2009 with increased revenue from equity issuance of $15.0 million and fee income associated with  private placements of $11.2 million.

Advisory fees were $86.8 million in the six months ended June 30, 2010, an increase of 21.8% compared to $71.3 million in the same period of 2009. Asset management fees increased by $25.6 million in the six months ended June 30, 2010 compared to the same period in 2009 as a result of an increase in the value of assets under management during the period. This increase was offset by a decrease of $9.7 million in fees from money market funds as a result of waivers of $11.8 million in the six months ended June 30, 2010  on fees that otherwise would have been due from money market funds ($2.4 million during the six months ended June 30, 2009).

Other revenue was $19.4 million in the six months ended June 30, 2010, an increase of 16.8% compared to $16.6 million in the same period of 2009 primarily as a result of a $6.0 million increase in fees generated from OMHHF in the six months ended June 30, 2010 compared to the same period on 2009.

Expenses – Second Quarter 2010

Compensation and related expenses decreased 2.1% in the second quarter of 2010 to $164.3 million compared to $167.9 million in the second quarter of 2009. Decreases in share-based compensation expense and deferred compensation expense of $3.9 million and $5.2 million, respectively, were partially offset by increases in salary and related expenses in the second quarter of 2010 compared to the same period in 2009.

Clearing and exchange fees increased 16.2% to $7.8 million in the second quarter of 2010 compared to $6.7 million in the same period of 2009 partly due to trade execution costs related to the government trading business.

Communications and technology expenses increased 12.2% to $16.3 million in the second quarter of 2010 from $14.5 million in the same period of 2009 due primarily to increases of $435,000 and $495,000, respectively, in IT-related and telecommunications expenses in the second quarter of 2010 compared to the same quarter of 2009.

.

Occupancy and equipment costs of $18.3 million in the second quarter of 2010 were flat compared to $18.3 million in the second quarter of 2009.

Interest expenses increased 26.7% to $6.4 million in the second quarter of 2010 from $5.0 million in the same period in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk which began operations in June 2009.

Other expenses increased 10.0% to $27.8 million in the second quarter of 2010 from $25.3 million in the same period in 2009 primarily due to increased legal costs of approximately $2.4 million as a result of increased client litigation and arbitration activity as well as legal costs to resolve regulatory matters.

Expenses – Year-to-date 2010

Compensation and related expenses increased 4.5% in the six months ended June 30, 2010 to $322.5 million compared to $308.6 million in the same period of 2009. Decreases in share-based compensation expense and deferred compensation expense of $7.2 million and $2.6 million, respectively, were partially offset by increases in salary and related expenses in the six months ended June 30, 2010 compared to the same period in 2009.

Clearing and exchange fees increased 15.3% to $14.4 million in the six months ended June 30, 2010 compared to $12.5 million in the same period of 2009 partly due to trade execution costs related to the government trading business.

Communications and technology expenses decreased 4.5% to $32.7 million in the six months ended June 30, 2010 from $34.3 million in the same period of 2009 due primarily to lower market data costs in the six months ended June 30, 2010 compared to the same period of 2009.

Occupancy and equipment costs of $36.7 million in the six months ended June 30, 2010 were flat compared to $36.5 million in the same period of 2009.

Interest expenses increased 10.4% to $11.7 million in the six months ended June 30, 2010 from $10.6 million in the same period in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk which began operations in June 2009.

Other expenses increased 22.4% to $53.1 million in the six months ended June 30, 2010 from $43.4 million in the same period in 2009 primarily due to increased legal costs of approximately $6.9 million as a result of increased client litigation and arbitration activity as well as legal costs to resolve regulatory matters.

Liquidity and Capital Resources

Total assets at June 30, 2010 increased by 18% from December 31, 2009 levels due in large part to the Company’s expansion of its government trading desk which began in June 2009.  The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company finances its trading in government securities through the use of repurchase agreements.  The Company’s longer-term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings both on an uncollaterized and on a collateralized basis. At June 30, 2010, the Company had $62.4 million of such borrowings outstanding compared to outstanding borrowings of nil at December 31, 2009. At June 30, 2010, the Company had available collateralized and uncollateralized letters of credit of $248.0 million.

Volatility in the financial markets, and the continuance of credit problems throughout the national economy, continues to have an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced funding to the Company on both a secured and unsecured basis. While there has been some easing of credit from a single lender, the current environment has not been conducive to new financing or the renegotiation of existing loans.

In February 2010, Oppenheimer reached settlement agreements with the Regulators with respect to clients’ ownership and holdings of ARS. Under the terms of those settlements, the Company has agreed to purchase, in aggregate, ARS with a par value of approximately $31.5 million at December 31, 2009, from eligible clients no later than August 7, 2010 and to establish redemption funds of $4.5 million and $2.8 million no later than August 28, 2010 and February 29, 2011, respectively. The Company estimates that it is obligated to purchase an aggregate of approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.  Oppenheimer commenced an initial offer to purchase ARS on May 21, 2010. The Company has purchased approximately $19.8 million in ARS from its clients at June 30, 2010. The period in which clients are eligible to participate in the initial offer to purchase expires August 4, 2010.  See Item 3 “Legal Proceedings” for the details of the settlements.

Oppenheimer will make subsequent offers to eligible clients holding eligible ARS based on the Company’s availability of funds for such purpose, the amount of which the Company believes, pursuant to the terms of the settlements, will not create a condition that would have a material adverse affect on the Company’s financial statements. As a result, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008. In future periods the Company, pursuant to the Settlements, will  assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above. Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings”.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.45 at June 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.90 at June 30, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer

Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At June 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended June 30, 2010 was 4.80%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2010, on the Senior Secured Credit Note was $388,000 and $775,000, respectively ($545,200 and $1.3 million, respectively, for the three and six months ended June 30, 2009). Of the $31.5 million principal amount outstanding at June 30, 2010, $14.4 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 3.00 at June 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.55 at June 30, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At June 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended June 30, 2010 was 5.54%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2010, on the Subordinated Note was $1.4 million and $2.8 million, respectively ($1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2009).

Funding Risk

Dollar amounts are expressed in thousands.

	For the six months ended June 30,
	2010	2009
Cash used in operating activities	$(76,671)	$(60,690)
Cash used in investing activities	(5,607)	(4,155)
Cash provided by financing activities	60,366	66,273
Net (decrease) increase in cash and cash equivalents	$(21,912)	$1,428

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the second quarter of 2010, the Company issued 11,470 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On May 28, 2010, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On July 30, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 27, 2010 to stockholders of record on August 13, 2010.

The book value of the Company’s Class A and Class B Stock was $35.34 per share at June 30, 2010 compared to $33.12 at June 30, 2009, based on total outstanding shares of 13,352,702 and 13,070,747, respectively.   The tangible book value of the Company was $22.18 at June 30, 2010 compared to $19.31 at June 30, 2009.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2010 was 13,899,340 compared to 13,283,500 outstanding for the same period in 2009.

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

The following table sets forth these contractual and contingent commitments as at June 30, 2010.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$145	$21	$68	$33	$23
Committed capital	5	5	-	-	-
Earn-out	25	-	25	-	-
Deferred compensation commitments (1)	30	30	-	-	-
Revolving commitment (2)	1	-	-	-	1
Senior Secured Credit Note	32	14	18	-	-
Subordinated Note	100	-	-	100	-
ARS purchase offers (3)	20	17	3	-	-
Total	$358	$87	$114	$133	$24

(1)

Represents payments to be made to CIBC in relation to deferred incentive compensation to former CIBC employees for awards made by CIBC pursuant to the January 14, 2008 acquisition agreement by the Company.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, and (xx) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2010, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a–15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of the end of the period covered by this report.

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

The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that (i) the information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

Auction Rate Securities Matters

For a number of years, the Company offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under ”Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment.”

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

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining v. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously. On February 20, 2009, the Grossman action discussed above was consolidated with this action. The action requests relief in the form of compensatory damages in an amount to be proven at trial as well as costs and expenses. On September 10, 2009, Oppenheimer (and a number of its affiliates) filed a motion to dismiss this consolidated action.

On November 18, 2008 the Massachusetts Securities Division (the “MSD”) filed an Administrative Complaint (the “Complaint”), against Oppenheimer & Co. Inc and certain individuals, alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleged, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  All respondents filed an answer to the Complaint denying that the allegations in the Compliant had any basis in fact or law.

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

Pursuant to the terms of the Order, Oppenheimer commenced an offer to purchase $25,000 of Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) on  May 21, 2010 which will close on August 4, 2010.  No later than August 28, 2010, Oppenheimer will establish a Fund for Redemption (the “Fund”) capitalized with $2.25 million and use the Fund for the benefit of eligible Massachusetts Customer Accounts (as defined in the Order) to offer to purchase all Eligible  ARS from Eligible Customer Accounts.  No later than February 29, 2011, Oppenheimer will deposit into the Fund an additional $1.40 million to be used, for the benefit of eligible Massachusetts Customer Accounts, to offer to purchase all Eligible ARS from all Massachusetts Customer Accounts.  Oppenheimer’s associated offers will remain open for a period of seventy-five days from the date on which any offer to purchase is sent.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers.  In that regard, on May 21, 2010, Oppenheimer  offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS.  Oppenheimer has also agreed to use any excess in the Fund to redeem ARS from Massachusetts clients not covered by the Fund on a pro-rata basis.

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

Pursuant to the terms of the AOD, Oppenheimer commenced an initial offer to purchase Eligible ARS (as defined in the AOD) from Eligible Investors (as defined in the AOD) who held accounts at Oppenheimer on May 21, 2010 (the “Initial Purchase Offer”) which will expire on August 4, 2010. The Company had purchased approximately $19.8 million in ARS from its clients at June 30, 2010.   Eligible Investors’ accounts will be aggregated on a “household” basis. Starting on or about August 23, 2010, and continuing every six months thereafter until Oppenheimer has extended a purchase offer to all Eligible Investors, Oppenheimer will offer to purchase Eligible ARS from Eligible Investors who did not receive an Initial Purchase Offer, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer (the “Additional Purchase Offers”).  Oppenheimer’s Initial Purchase Offer and Additional Purchase Offers will remain open for a period of seventy-five days from the date on which the offer to purchase is sent.

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

The Company estimates that it is obligated to purchase an aggregate of up to approximately $39 million of eligible ARS in the initial 15 month period covered by the settlements with the Regulators. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. The Company is continuing to cooperate with investigating entities from other states.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. and Deutsche Bank A.G. (the “Deutsche Entities”).  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. The Deutsche Entities subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against the Deutsche Entities alleges that the Deutsche Entities are liable to U.S. Airways because of their role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes. The arbitration is scheduled to commence in May 2011. Oppenheimer believes that subsequent to the filing of the U.S. Airways action, U.S. Air sold a portion of its holdings in ARS which would ratably reduce its claim against the Company. Oppenheimer intends to vigorously defend itself against the allegations in the U.S. Airways action.

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

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration has been scheduled to commence in January 2011. As of June 30, 2010, approximately $26.5 million of the $60 million Hansen held in ARS have been redeemed at par by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer intends to vigorously defend itself against the allegations in the Hansen action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et al.  seeking an award ordering Oppenheimer’s repurchase of approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction.  At the same time Oppenheimer filed its answer denying any liability to the claimant, and Oppenheimer asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty.  Also, at the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer urged in its third party claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant, and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters in this action filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010. The arbitration is scheduled to commence in May 2011. Oppenheimer intends to vigorously defend itself against these allegations.

Between April 2008 and June 30, 2010, Oppenheimer and certain affiliated parties have been served with approximately 23 arbitration claims before FINRA, by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc.  The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund.  Mr. Wright purportedly used the broker/dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.

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

During the three months ended June 30, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment.”

ITEM 5. Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32.1	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 3rd day of August, 2010.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)