Form 10-Q
period 2010-09-30
OPPENHEIMER HOLDINGS INC
filed 2010-11-09
CIK 791963

___________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period ended September 30, 2010

or

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

-

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2010 was 13,264,522  and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2010	December 31, 2009
Expressed in thousands of dollars
ASSETS
Cash and cash equivalents	$50,142	$68,918
Cash and securities segregated for regulatory and
other purposes	121,413	78,133
Deposits with clearing organizations	32,430	25,798
Receivable from brokers and clearing organizations	389,088	390,912
Receivable from customers, net of allowance for
doubtful accounts of $2,716 ($2,378 in 2009)	837,917	826,658
Income taxes receivable	34,328	5,509
Securities purchased under agreement to resell	225,538	163,825
Securities owned, including amounts pledged of $450,153
($156,248 in 2009), at fair value	420,809	238,372
Notes receivable, net	63,300	61,396
Office facilities, net	25,180	22,356
Deferred income tax, net	-	15,359
Intangible assets, net	42,060	45,303
Goodwill	132,472	132,472
Other	147,940	128,372
	$2,522,617	$2,203,383

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) - Continued

	September 30, 2010	December 31, 2009
Expressed in thousands of dollars
LIABILITIES AND EQUITY
Liabilities
Drafts payable	$38,330	$48,097
Bank call loans	68,800	-
Payable to brokers and clearing organizations	406,009	436,018
Payable to customers	430,569	488,360
Securities sold under agreement to repurchase	446,120	155,625
Securities sold, but not yet purchased, at fair value	122,607	131,739
Accrued compensation	159,762	202,525
Accounts payable and other liabilities	224,335	150,049
Deferred income tax, net	16,888	-
Senior secured credit note	23,003	32,503
Subordinated note	100,000	100,000
Excess of fair value of acquired assets over cost	7,020	7,020
	2,043,443	1,751,936

Equity
Oppenheimer Holdings Inc. stockholders' equity
Share capital
Class A non-voting common stock (2010 – 13,259,522 shares issued and outstanding; 2009 – 13,118,001 shares issued and outstanding)	51,588	47,691
Class B voting common stock
99,680 shares issued and outstanding	133	133
	51,721	47,824
Contributed capital	46,086	41,978
Retained earnings	379,578	362,188
Accumulated other comprehensive loss	(447)	(543)
Total Oppenheimer Holdings Inc. stockholders’ equity	476,938	451,447
Noncontrolling interest	2,236	-
Total equity	479,174	451,447
	$2,522,617	$2,203,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Expressed in thousands of dollars, except per share amounts
REVENUE:
Commissions	$120,940	$146,404	$398,719	$412,913
Principal transactions, net	22,645	29,778	59,602	84.720
Interest	11,220	9,145	31,996	25,335
Investment banking	21,791	25,096	83,311	55,597
Advisory fees	43,356	38,668	130,134	109,943
Other	15,189	12,976	34,550	29,548
	235,141	262,067	738,312	718,056
EXPENSES:
Compensation and related expenses	159,485	175,504	481,968	484,068
Clearing and exchange fees	5,525	7,031	19,910	19,504
Communications and technology	15,838	14,008	48,578	48,289
Occupancy and equipment costs	18,162	18,987	54,884	55,503
Interest	6,518	4,846	18,208	15,432
Other	22,127	27,641	75,272	71,056
	227,655	248,017	698,820	693,852
Profit before income taxes	7,486	14,050	39,492	24,204
Income tax provision	3,469	6,142	16,249	11,180
Net profit for the period	4,017	7,908	23,243	13,024
Less net profit attributable to non-controlling
interest, net of tax	596	-	1,452	-
Net profit attributable to Oppenheimer
Holdings Inc.	$3,421	$7,908	$21,791	$13,024

Profit per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.26	$0.60	$1.63	$1.00
Diluted	$0.25	$0.59	$1.57	$0.97

Weighted average number shares of Class A non-voting and Class B common stock outstanding	13,355,468	13,110,471	13,334,214	13,082,375
Dividends declared per share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30,
	2010	2009	2010	2009
Expressed in thousands of dollars
Net profit for the period	$4,017	$7,908	$23,243	$13,024
Other comprehensive income:
Currency translation adjustment	1,290	434	1,059	115
Change in cash flow hedges, net of tax	(146)	(281)	(963)	690
Comprehensive income for the period	5,161	8,061	23,339	13,829
Comprehensive income attributable to non-controlling interests, net of tax	596	-	1,452	-
Comprehensive income attributable to Oppenheimer Holdings Inc.	$4,565	$8,061	$21,887	$13,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit for the period	$23,243	$13,024
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	9,053	9,584
Deferred income tax	32,247	(6,594)
Amortization of notes receivable	15,062	13,576
Amortization of debt issuance costs	742	890
Amortization of intangibles	3,243	3,733
Provision for doubtful accounts	336	342
Share-based compensation	3,979	9,753
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(43,280)	(14,592)
Deposits with clearing organizations	(6,632)	(16,019)
Receivable from brokers and clearing organizations	1,824	(195,490)
Receivable from customers	(11,595)	(142,268)
Income taxes receivable	(29,345)	3,451
Securities purchased under agreement to resell	(61,713)	(175,160)
Securities owned	(182,437)	(184,943)
Notes receivable	(16,966)	(25,122)
Other	(19,251)	(62,919)
Increase (decrease) in operating liabilities:
Drafts payable	(9,767)	(18,629)
Payable to brokers and clearing organizations	(30,972)	296,560
Payable to customers	(57,791)	645
Securities sold under agreement to repurchase	290,495	152,122
Securities sold, but not yet purchased	(9,132)	219,160
Accrued compensation	(40,768)	(9,675)
Accounts payable and other liabilities	75,596	57,105
Cash used in operating activities	(63,829)	(71,466)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Nine months ended September 30,
	2010	2009
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of office facilities	(11,877)	(10,248)
Cash used in investing activities	(11,877)	(10,248)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common
stock	(4,401)	(4,327)
Issuance of Class A non-voting common stock	2,132	1,702
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Tax benefit (shortfall) from share-based compensation	(101)	134
Senior secured credit note repayments	(9,500)	(14,760)
Increase in bank call loans, net	68,800	100,700
Cash provided by financing activities	56,930	82,890

Net (decrease) increase in cash and cash equivalents	(18,776)	1,176
Cash and cash equivalents, beginning of period	68,918	46,685
Cash and cash equivalents, end of period	$50,142	$47,861

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$1,765	$1,687

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$15,933	$11,403
Cash paid during the periods for income taxes	$11,402	$14,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
	Nine months ended September 30,
	2010	2009
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$47,824	$43,653
Issuance of Class A non-voting common stock	3,897	3,389
Repurchase of Class A non-voting common stock for cancellation	-	(559)
Balance at end of period	$51,721	$46,483
Contributed capital
Balance at beginning of period	$41,978	$34,924
Vested employee share plan awards	(1,710)	(177)
Tax shortfall from share-based awards	(101)	134
Share-based expense	5,919	5,124
Balance at end of period	$46,086	$40,005
Retained earnings
Balance at beginning of period	$362,188	$348,477
Net profit for the period attributable to Oppenheimer Holdings Inc.	21,791	13,024
Dividends ($0.33 per share in 2010 and 2009)	(4,401)	(4,327)
Balance at end of period	$379,578	$357,174
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(543)	$(1,328)
Currency translation adjustment	1,059	115
Change in cash flow hedges, net of tax	(963)	690
Balance at end of period	$(447)	$(523)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$476,938	$443,139
Non-controlling interest
Grant of non-controlling interest	$784	-
Net profit attributable to non-controlling interest for the period, net of tax	1,452	-
Balance at end of period	$2,236	-

Total equity	$479,174	$443,139

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

During the first quarter of 2010, the Company issued 32.66 common shares of its OMHHF subsidiary to two founding members of OMHHF. Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet.  As of September 30, 2010, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $2.2 million.

The Company identified certain over-accruals in compensation and related expenses relating to prior periods which the Company has adjusted in the nine months ended September 30, 2010.  These out-of-period adjustments, which were not material to any prior period, resulted in a decrease to compensation and related expenses of $nil and $3.7 million, respectively, for the three and nine months ended September 30, 2010.

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

The Company calculated its income tax provision for the three and nine month periods ended September 30, 2010 using its actual year-to-date effective tax rate (“discrete rate”) rather than its estimated annual effective tax rate.  The Company used the discrete rate because a reliable estimate of the annual effective tax rate could not be calculated due to unpredictable possible outcomes of our operating results caused by continued market volatility.

New Accounting Pronouncements

Recently Adopted

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") is effective for financial reporting periods ending after September 15, 2009. The ASC is now the single source of authoritative generally accepted accounting principles applicable to non-governmental entities in the United States.

In June 2009, the FASB updated the accounting guidance for transfers of financial assets.  The updated guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, the updated guidance provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  The updated guidance also provides extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The updated guidance is to be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  The Company’s adoption of the updated guidance did not have an impact on its financial condition, results of operations or cash flows.

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

Earnings per share has been calculated as follows:

Dollar amounts are expressed in thousands, except per share amounts

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	13,355,468	13,110,471	13,334,214	13,082,375
Net dilutive effect of warrant, treasury method (1)	-	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	601,243	390,371	586,511	373,357
Diluted weighted average number of shares outstanding	13,956,711	13,500,842	13,920,725	13,455,732

Net profit for the period	$4,017	$7,908	$23,243	$13,024
Net profit attributable to non-controlling interests	596	-	1,452	-
Net income attributable to Oppenheimer Holdings Inc.	$3,421	$7,908	$21,791	$13,024

Basic earnings per share	$0.26	$0.60	$1.63	$1.00
Diluted earnings per share	$0.25	$0.59	$1.57	$0.97

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses (the “New Capital Markets Business”), the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and nine months ended September 30, 2010 and 2009, the effect of the warrant is anti-dilutive.

(2)

For both the three and nine months ended September 30, 2010, the diluted earnings per share computations do not include the anti-dilutive effect of 273,416 shares of Class A Stock granted under share-based compensation arrangements (275,385 and 455,240, respectively for the three and nine months ended September 30, 2009).

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	September 30, 2010	December 31, 2009
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$211,477	$299,925
Receivable from brokers	4,334	23,019
Securities failed to deliver	66,728	20,532
Clearing organizations	40,563	17,291
Omnibus accounts	15,074	9,192
Other	51,380	20,953
	$389,556	$390,912

	September 30, 2010	December 31, 2009
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$346,125	$412,420
Securities failed to receive	59,676	21,728
Clearing organizations and other	208	1,870
	$406,009	$436,018

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Dollar amounts are expressed in thousands.

	September 30, 2010		December 31, 2009
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$228,916	$76,837	$84,168	$74,152
Corporate debt and other obligations	37,740	6,080	30,330	7,323
Mortgage and other asset-backed securities	6,810	39	4,035	5
Municipal obligations	25,183	749	34,606	1,707
Convertible bonds	50,828	6,014	35,001	12,121
Corporate equities	43,436	32,753	43,728	36,286
Other	27,896	135	6,504	145
Total	$420,809	$122,607	$238,372	$131,739

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2010 are corporate equities with estimated fair values of approximately $13.5 million ($13.1 million at December 31, 2009), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Corporate Equities

Equity securities and options are generally valued based on quoted prices from the exchange or market where traded and categorized as Level 1 in the fair value hierarchy. To the extent quoted prices are not available, these securities are generally categorized in Level 2 of the fair value hierarchy.

The Company held one exchange membership seat with the Chicago Board Options Exchange (“CBOE”) which was converted to 80,000 common shares when CBOE’s parent company, CBOE Holdings, was publicly listed on June 14, 2010.   The Company sold 20,000 shares in the initial public offering at $29 per share and continues to hold 60,000 shares that are restricted for sale in increments of 30,000 with a six month restriction period (“A-1 Shares”) and 30,000 shares with a twelve month restriction period (“A-2 Shares”).  The Company uses the Black-Scholes model to calculate the value of a call option to purchase securities of CBOE Holdings which is used as a proxy for the discount associated with the selling restrictions.  The inputs into the Black-Scholes model include the volatility of CBOE Holdings’ common shares and yields associated with six month Treasury bills and twelve month Treasury notes.  At September 30, 2010, the Company valued the restricted shares at $1.1 million and recorded an unrealized gain of $1.1 million for the nine months ended September 30, 2010.  The Company has categorized the restricted shares of CBOE Holdings as Level 2 in the fair value hierarchy.

Other

As previously reported, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Oppenheimer commenced an initial offer to purchase ARS on May 21, 2010 which closed on August 4, 2010. The Company commenced a second offer to purchase ARS from residents of the State of Massachusetts on August 19, 2010 and as of September 30, 2010 had purchased $1.6 million pursuant to that offer which is included in the $25.6 million noted below. The Company purchased approximately $25.6 million in ARS from its clients at September 30, 2010 and expects to purchase at least an additional $20.1 million by May 2011. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and. “Regulatory and Legal Environment – Other Regulatory Matters.”

In addition to the ARS client purchases of $25.6 million referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of September 30, 2010 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities (“ARPS”) issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities (“MARS”) which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities (“SLARS”) which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy.  As of September 30, 2010, the Company had a valuation allowance of $809,000 for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2010.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,508	$ -	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,363	4,685	N/A	N/A
Distressed Opportunities Fund(3)	12,094	-	Semi-Annually	180 Days

Total	$15,965	$4,685

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Dollar amounts are expressed in thousands.

	Fair Value Measurements
	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20,318	$ -	$ -	$20,318
Securities segregated for regulatory and other purposes	14,497	-	-	14,497
Deposits with clearing organizations	8,993	-	-	8,993
Securities owned:
U.S. Treasury obligations	191,166	-	-	191,166
U.S. Agency obligations	30,905	6,792	-	37,697
Sovereign obligations	53	-	-	53
Corporate debt and other obligations	-	37,740	-	37,740
Mortgage and other asset-backed securities	-	6,810	-	6,810
Municipal obligations	-	23,380	1,803	25,183
Convertible bonds	-	50,828	-	50,828
Corporate equities	32,677	10,759	-	43,436
Other	2,017	58	25,821	27,896
Securities owned, at fair value	256,818	136,367	27,624	420,809
Investments (1)	513	32,601	17,226	50,340
Derivative contracts (2)	-	5,724	-	5,724
Total	$301,139	$174,692	$44,850	$520,681

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$73,541	$ -	$ -	$73,541
U.S. Agency obligations	-	3,296	-	3,296
Corporate debt and other obligations	-	6,080	-	6,080
Mortgage and other asset-backed securities	-	39	-	39
Municipal obligations	-	749	-	749
Convertible bonds	-	6,014	-	6,014
Corporate equities	18,667	14,086	-	32,753
Other	135	-	-	135
Securities sold, but not yet purchased	92,343	30,264	-	122,607
Investments	21	-	-	21
Derivative contracts (3)	265	332	-	597
Securities sold under agreements to
repurchase (4)	-	415,484	-	415,484
Total	$92,629	$446,080	$ -	$538,709

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

There were no significant transfers between Level 1 and Level 2 assets and liabilities for the three and nine months ended September 30, 2010.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending September 30, 2010 and 2009.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the three months ended September 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$42	(5)	-	(37)	-	$ -
Municipal obligations (2)	1,853	-	(125)	75	-	1,803
Other (3)	20,870	-	(424)	5,375	-	25,821
Investments (4)	16,930	(150)	352	94	-	17,226

Liabilities:
none

For the three months ended September 30, 2009
Assets:
Mortgage and other asset-backed securities (1)	$2,119	165	(58)	(1,513)	-	$713
Other (3)	5,325	-	-	(875)	-	4,450
Investments (4)	13,782	(3)	2,035	(76)	-	15,738

Liabilities:
Mortgage and other asset-backed securities (1)	$(210)	-	-	210	-	-
Other (3)	(325)	-	-	125	-	(200)

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Includes Municipal Auction Rate Securities (“MARS”) issued by municipalities that failed in the auction rate market and select other municipal securities where significant inputs are unobservable
(3) Represents Auction Rate Preferred Securities that failed in the auction rate market.
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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ending September 30, 2010 and 2009.

Dollar amounts are expressed in thousands.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the nine months ended September 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	2	8	(25)	(302)	$ -
Municipal obligations (2)	1,075	(4)	(790)	1,460	62	1,803
Other (3)	4,450	-	(779)	22,150	-	25,821
Investments (4)	15,981	(150)	678	496	221	17,226

Liabilities:
none

For the nine months ended September 30, 2009
Assets:
Convertible bonds	$ 815	(124)	-	(691)	-	$ -
Mortgage and other asset-backed securities (1)	1,610	214	(162)	(906)	(43)	713
Other (3)	5,325	-	-	(875)	-	4,450
Investments (4)	12,087	(3)	3,392	262	-	15,738

Liabilities:
Mortgage and other asset-backed securities (1)	$ -	-	(5)	5	-	$ -
Other (3)	(375)	-	-	175	-	(200)
Derivative contracts (5)	(2,516)	45	-	2,471	-	-

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Includes Municipal Auction Rate Securities (“MARS”) issued by municipalities that failed in the auction rate market and select other municipal securities where significant inputs are unobservable
(3) Represents Auction Rate Preferred Securities that failed in the auction rate market.
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

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a  fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at September 30, 2010 (one position with a par value of $950,000 and a fair value of $940,000 at December 31, 2009 which is categorized in Level 2 of the fair value hierarchy).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2010, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $415.5 million, respectively.  During the three and nine months ended September 30, 2010, the amount of gains related to reverse repurchase agreements was $nil and $24,600, respectively. During the three and nine months ended September 30, 2010, the amount of losses related to repurchase agreements was $54,100 and $171,100, respectively.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See Note 6 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and nine months ended September 30, 2010, the effective portion of the net gain on the interest rate swaps, net of tax, was approximately $56,000 and $384,000, respectively, and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income.  There was no ineffective portion as at September 30, 2010. The interest rate swaps had a weighted-average fixed interest rate of 5.45% and a weighted-average maturity of 0.70 years at September 30, 2010.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See Note 6 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and nine months ended September 30, 2010, the effective portion of the net loss on the interest rate cap, net of tax, was approximately $202,000 and $1.3 million, respectively, and has been recorded as other comprehensive loss on the condensed consolidated statement of comprehensive income. There was no ineffective portion as at September 30, 2010. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.

Foreign exchange hedges

The Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. At September 30, 2010, the Company had 140 open short contracts for 10-year U.S. Treasury notes with a fair value of $265,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company has some limited trading activities in pass-through mortgage-backed securities eligible to be sold in the "To-be-announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheet in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue.  See the Fair Value of Derivative Instruments tables below for TBAs outstanding at September 30, 2010.

The notional amounts and fair values of the Company’s derivatives at September 30, 2010 by product were as follows:

Expressed in thousands of dollars

Fair Value of Derivative Instruments
As of September 30, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Cap	$ 100,000	$ 92

Derivatives not designated as hedging instruments (1)
Other contracts (3)	TBAs	$ 451,491	$ 5,632

Total Assets		$ 551,491	$ 5,724

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts (3)	Swaps	$ 9,000	$ 233

Derivatives not designated as hedging instruments (1)
Commodity contracts (4)	U.S Treasury Futures	$ 14,000	$ 265
Other contracts (4)	TBAs	457,123	-
	Forward Purchase Commitment (2)	1,400,000	99
		$ 1,871,123	$ 364
Total Liabilities		$ 1,880,123	$ 597

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

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(3) Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

(4) Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the three months ended September  30, 2010.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (pre–tax)
Hedging Relationship	Description (1)	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 56	Interest Expense	$ (113)
	Caps	N/A	-	(202)	Other	(40)

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(667)	-	None	-
	Federal Funds Futures	Principal transaction revenue	-	-	None	-
Foreign exchange contracts	Options	Other revenue	-	-	None	-
Other contracts	TBAs	Principal transaction revenue	1,103	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(772)	-	None	-

Total			$ (336)	$ (146)		$ (153)

(1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three months ended September 30, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at September 30, 2010.

(4) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the nine months ended September 30, 2010.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (pre–tax)
Hedging Relationship	Description (1)	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 384	Interest Expense	$ (697)
	Caps	N/A	-	(1,347)	Other	(141)
Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(2,036)	-	None	-
	Federal Funds Futures	Principal transaction revenue	(84)	-	None	-
	Euro-dollar Futures	Principal transaction revenue	(21)	-	None	-
Foreign exchange contracts	Options	Other revenue	7	-	None	-
Other contracts	TBAs	Principal transaction revenue	11,028	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(287)	-	None	-

Total			$ 8,607	$ (963)		$ (838)

 (1) See “Credit Concentrations” for a description of derivative financial instruments.

(2) There is no ineffective portion included in income for the nine months ended September 30, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps are used to hedge interest rate risk associated with the Senior Secured Credit Note. As a result, changes in fair value of the interest rate swaps are offset by interest rate changes on the outstanding Senior Secured Credit Note balance. There was no ineffective portion as at September 30, 2010.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At September 30, 2010, bank call loans were $68.8 million ($nil at December 31, 2009). At September 30, 2010, the Company had both uncollateralized and collateralized borrowings. The collateralized loans, collateralized by firm and customer securities with market values of approximately $68.7 million and $141.2 million, respectively, at September 30, 2010, are primarily with two U.S. money center banks. At September 30, 2010, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $268.6 million under securities loan agreements.

At September 30, 2010, the Company had available collateralized letters of credit of $263.0 million. Collateral for these letters of credit include customer securities with a market value of approximately $336.2 million pledged to two financial institutions.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2010, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $415.5 million, respectively.  During the three and nine months ended September 30, 2010, the amount of gains related to reverse repurchase agreements was $nil and $24,600, respectively. During the three and nine months ended September 30, 2010, the amount of losses related to repurchase agreements was $54,100 and $171,100, respectively. At September 30, 2010, the gross balances of reverse repurchase agreements and repurchase agreements were $4.0 billion and $5.6 billion, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2010, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $204.7 million ($289.0 million at December 31, 2009) and $4.0 billion ($1.7 billion at December 31, 2009), respectively, of which the Company has re-pledged approximately $44.7 million ($53.3 million at December 31, 2009) under securities loaned transactions and $3.7 billion under repurchase agreements ($1.6 billion at December 31, 2009).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $450.2 million, as presented on the face of the consolidated balance sheet at September 30, 2010 ($156.2 million at December 31, 2009). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $68.7 million as at September 30, 2010 ($63.8 million at December 31, 2009).

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

One of the Company's funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of September 30, 2010, Lehman Brothers International (Europe) held securities with a fair value of $8.9 million that were segregated and not re-hypothecated.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations.  The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of September 30, 2010 are receivables from three major U.S. broker-dealers totaling approximately $92.9 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-

party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $91.3 million and had $nil in Excess Retention as of September 30, 2010.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others (collectively the “Clearing Brokers”).  With respect to its business in securities purchased under agreement to resell and securities sold under agreement to repurchase, substantially all open contracts at September 30, 2010 are with the FICC. The Clearing Brokers have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these Clearing Brokers. The Clearing Brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the Clearing Brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2010, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the Clearing Brokers and banks with which it conducts business.

Through OPY Credit Corp., the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of September 30, 2010, the Company had $7.9 million committed under such financing arrangements, none of which has been drawn upon.

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

The following tables set forth the total VIE assets, carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at September 30, 2010 and December 31, 2009:

As of September 30, 2010
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,673,207	$776	$-	$-	$776
Private Equity Funds	126,908	36	-	5	41
Total	$1,800,115	$812	$-	$5	$817

(1) Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2) Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

As of December 31, 2009
Expressed in thousands of dollars.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,564,486	$830	$-	$-	$830
Private Equity Funds	123,701	34	-	5	39
Total	$1,688,187	$864	$-	$5	$869

(1) Included in other assets on the condensed consolidated balance sheet.

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at September 30, 2010	September 30, 2010	December 31, 2009

Senior Secured Credit Note (a)	7/31/2013	5.04%	$23,003	$32,503

Subordinated Note (b)	1/31/2014	5.78%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.00 at September 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.15 at September 30, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At September 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended September 30, 2010 was 5.04%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2010, on the Senior Secured Credit Note was $405,800 and $1.2 million, respectively ($486,200 and $1.7 million, respectively, for the three and nine months ended September 30, 2009). Of the $23.0 million principal amount outstanding at September 30, 2010, $5.9 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.45 at September 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.75 at September 30, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At September 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended September 30, 2010 was 5.78%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2010, on the Subordinated Note was $1.5 million and $4.3 million, respectively ($1.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 2009).

7. Share capital

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Class A Stock outstanding, beginning of period	13,253,022	12,971,067	13,118,001	12,899,465
Issued pursuant to the share-based compensation plans	6,500	85,236	141,521	206,838
Repurchased and cancelled pursuant to the Issuer Bid	-	-	-	(50,000)
Class A Stock outstanding, end of period	13,259,522	13,056,303	13,259,522	13,056,303

8. Net capital requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2010, the net capital of Oppenheimer as calculated under the Rule was $175.6 million or 14.87% of Oppenheimer's aggregate debit items. This was $152.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2010, Freedom had net capital of $4.9 million, which was $4.7 million in excess of the $250,000 required to be maintained at that date.

At September 30, 2010, the regulatory capital of Oppenheimer E.U. Ltd. was $3.2 million which was $1.4 million in excess of the $1.8 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At September 30, 2010, the regulatory capital of Oppenheimer Investments Asia Ltd. was $507,000 which was $120,000 in excess of the $387,000 required to be maintained on that date.  Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company performed an interim impairment analysis between annual tests as of June 30, 2009 due to the significant discount between the Company’s market capitalization and its book value at that time.  The Company also performed its annual test for goodwill impairment as of December 31, 2009. Neither of the impairment analyses resulted in impairment charges. The PCD operating segment continued to produce strong revenues, cash flows, and earnings in the three and nine months ended September 30, 2010, reflective of the Company’s strong franchise and the attractive economics of the underlying transaction and fee-based revenues in the private wealth management business. Although the price of the Company’s stock is still trading below book value, the Company does not believe that impairment exists as at September 30, 2010.

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

The table below presents information about the reported revenue and profit before income taxes of the Company for the three and nine months ended September 30, 2010 and 2009.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Private Client	$140,092	$147,169	$429,935	$395,220
Capital Markets	77,644	97,310	255,233	275,031
Asset Management	15,283	14,787	46,355	38,701
Other	2,122	2,801	6,789	9,104
Total	$235,141	$262,067	$738,312	$718,056

Profit (loss) before income taxes:
Private Client	$5,610	$5,807	$20,768	$11,777
Capital Markets	(785)	3,780	10,577	3,070
Asset Management	4,253	4,627	11,780	8,320
Other	(1,592)	(164)	(3,633)	1,037
Total	$7,486	$14,050	$39,492	$24,204

12. Subsequent events

On October 29, 2010, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on November 26, 2010 to Class A and Class B Stockholders of record on November 12, 2010.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at September 30, 2010, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September  30, 2010 totaled approximately $71.5 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (formerly called Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At September 30, 2010, client assets under management by the asset management groups totaled approximately $17.9 billion. At September 30, 2010, the Company employed 3,568 employees (3,502 full time and 66 part time), of whom approximately 1,429 were financial advisors.

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

During the three months ended September 30, 2010, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management as well as fees for investment banking services, demand for certain types of securities issued by the Government National Mortgage Association (“GNMA”) and guaranteed by the Federal Housing Authority (“FHA”) and investment income as well as on liquidity. Substantial fluctuations can occur in revenue and net income due to these and other factors.

The rate of growth in the U.S economy, while remaining positive, has slowed, reducing investor confidence. Business investment and consumer spending, key drivers to continued improvement, are being impacted by continued housing weakness, slow employment growth and uncertainty over future tax rates, health care costs and a weakening U.S. dollar.

Uncertainties driven by global economic issues, including the European sovereign debt crisis, a weakening equities market over the summer months, and questions about the results of the upcoming U.S. elections, drove investors to push interest rates on government debt to new lows and had investors seeking higher returns in emerging market debt as well as the debt of lower-rated corporate issuers. However, the quarter ended with the strongest September in decades as stocks recovered, buoyed by expectations of further Federal Reserve intervention and turnover in the composition of the new Congress.

Overall, the Company’s revenue declined in the third quarter of 2010 compared to the third quarter of 2009 as well as compared to each prior quarter of 2010. Commission income, revenue from principal transactions and investment banking revenue declined in the third quarter of 2010 compared to the same period in 2009 reflecting reduced activity in the first two months of the quarter. Advisory fees increased in the third quarter of 2010 compared to the same period in 2009 based on increased asset values and a larger base of clients in fee-based programs. Net interest revenue for the Company, as well as fees derived from money market funds and FDIC-insured deposits of clients, continue to be significantly and adversely affected by the low interest rate environment.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 because, in the tight credit market, the dealers are no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company has not acted as an auction agent for ARS. Some of these ARS have been redeemed at par (100% of issue value) plus accrued dividends by their issuers thus reducing the scope of the issue for clients and the Company. However, approximately 35% of the overall ARS issued into the ARS market remain outstanding and the rate of redemptions has slowed over the last several quarters.

The Company’s clients held at Oppenheimer approximately $568.1 million of ARS at September 30, 2010, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of approximately $29.1 million from amounts that our clients held as of June 30, 2010 as a result of redemptions and refinancings of such securities by the issuers of ARS as well as repurchases by the Company as described below.

As previously reported, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the terms of the settlements, Oppenheimer commenced an initial offer to purchase ARS on May 21, 2010. The Company has purchased approximately $25.6 million in ARS from its clients at September 30, 2010. The period in which clients were eligible to participate in the initial offer to purchase closed on August 4, 2010. The Company commenced a second offer to purchase ARS from residents of the State of Massachusetts on August 19, 2010 and as of September 30, 2010 has purchased $1.6 million pursuant to that offer which is included in the $25.6 million noted above. This offer closed on October 6, 2010. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings” and “Regulatory and Legal Environment – Other Regulatory Matters.”

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong (“SFC”), the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators.  Recent events, including the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), will change the self-regulatory framework for financial institutions in the United States and around the world. The changes will likely significantly reduce leverage available to financial institutions and increase transparency to regulators and investors of risks taken by such institutions. Dodd-Frank requires significant rule-making by the SEC and other regulators as well as requiring studies, the results of which are likely to change the regulatory and business environment in ways that cannot presently be predicted. Dodd-Frank and proposals in the United Kingdom will reassign the regulation of certain activities and certain financial institutions to new regulators or to existing regulators who will take on new responsibilities to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees and mandate “clawbacks” of amounts previously paid in the case of accounting restatements, require registration and reporting by previously unregistered entities, create new regulations around financial transactions with consumers, and possibly create a tax on securities transactions. In addition, a study mandated by Dodd-Frank requires the SEC to assess the implications of imposing a new fiduciary duty on broker-dealers. In addition, the SEC is considering, and may pass, regulations limiting the total amount that broker-dealers may earn through 12b-1 fees related to mutual fund holdings of clients. Such regulations will likely increase compliance and training costs and reduce returns earned by financial service providers. Any such action could have a material adverse affect on our business, financial condition and results of operations. See Factors Affecting “Forward-Looking Statements.”

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

Other Regulatory Matters

As noted above, during the week ended February 26, 2010, Oppenheimer finalized settlements with each of the NYAG and the MSD concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. As a result, the Company will purchase eligible ARS from eligible clients pursuant to those settlements. Based on the terms of the settlements, the Company commenced, on May 21, 2010,  an initial national offer to eligible clients who currently hold accounts at Oppenheimer to purchase ARS. Eligible clients’ accounts  were aggregated on a “household” basis for the initial purchase offer and will be likewise aggregated for subsequent offers to purchase. The Company has purchased approximately $25.6 million in ARS from its clients at September 30, 2010 and expects to purchase at least an additional $20.1 million by May 2011. The period in which clients were eligible to participate in the initial offer to purchase closed on August 4, 2010. The Company commenced a second offer to purchase ARS from residents of the State of Massachusetts on August 19, 2010 and as of September 30, 2010 has purchased $1.6 million pursuant to that offer which is included in the $25.6 million noted above. This offer closed on October 6, 2010. See Item 3, “Legal Proceedings,” for the details of the settlements.

The Company will make subsequent offers to eligible clients holding eligible ARS based on the availability of funds for such purpose. As a result of this limitation, it is unlikely that the Company will be required over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008.  The Company will continue to assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above and expects to purchase at least an additional $20.1 million by May 2011. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. The Company believes that the cumulative amount of ARS which it may purchase pursuant to the terms of the settlements will not create a condition that would have a material adverse affect on the Company’s financial statements. The Company is continuing to cooperate with regulators from other states conducting investigations surrounding sales of ARS.  Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and herein, under “Legal Proceedings” and “Regulatory and Legal Environment – Other Matters”, below.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In some of the matters described below in Item 3, Legal Proceedings, including but not limited to the U.S Airways matter, loss contingencies are not probable and estimable in the view of management and, accordingly, reserves have not been established for those matters.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will remain high due to business and regulatory requirements. This investment has increased in recent years as a result of the acquisition of the capital markets businesses from Canadian Imperial Bank of Commerce in 2008. The Company completed the move of its IT Center to a new location in the third quarter of 2010. The new facility gives the Company the capacity to handle its current business and projected business well into the future.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations including non-U.S. branches, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review additional potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The Company reported a net profit of $3.4 million or $0.26 per share for the third quarter of 2010 compared to a net profit of $7.9 million or $0.60 per share in the third quarter of 2009, a decrease of 56.7% in net profit. Revenue for the third quarter of 2010 was $235.1 million, compared to revenue of $262.1 million in the third quarter of 2009, a decrease of 10.3%. Client assets entrusted to the

 Company and under management totaled approximately $71.5 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $17.9 billion at September 30, 2010 ($64.0 billion and $15.4 billion, respectively, at September 30, 2009).

Net profit for the nine months ended September 30, 2010 was $21.8 million or $1.63 per share compared to $13.0 million or $1.00 per share in the same period of 2009, an increase of 67.3% in net profit. Revenue for the nine months ended September 30, 2010 was $738.3 million, an increase of 2.8% compared to $718.1 million in the same period of 2009.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:

Expressed in thousands of dollars.

	Three months ended September 30,		Nine months ended September 30,
	2010 versus 2009		2010 versus 2009
	Period to Period Change	Percentage Change	Period to Period Change	Percentage Change

Revenue:
Commissions	$(25,464)	-17.4%	$(14,194)	-3.4%
Principal transactions, net	(7,133)	-24.0%	(25,118)	-29.6%
Interest	2,075	+22.7%	6,661	+26.3%
Investment banking	(3,305)	-13.2%	27,714	+49.8%
Advisory fees	4,688	12.1%	20,191	+18.4%
Other	2,213	17.1%	5,002	+16.9%
Total revenue	(26,926)	-10.3%	20,256	+2.8%

Expenses:
Compensation and related expenses	(16,019)	-9.1%	(2,100)	-0.4%
Clearing and exchanges fees	(1,506)	-21.4%	406	+2.1%
Communications and technology	1,830	+13.1%	289	+0.6%
Occupancy and equipment costs	(825)	-4.3%	(619)	-1.1%
Interest	1,672	+34.5%	2,776	+18.0%
Other	(5,514)	-19.9%	4,216	+5.9%
Total expenses	(20,362)	-8.2%	4,968	+0.7%
Profit before income taxes	(6,564)	-46.7%	15,288	+63.2%
Income tax provision	(2,673)	-43.5%	5,069	+45.3%
Net profit for the period	(3,891)	-49.2%	10,219	+78.5%
Net profit attributable to non-
controlling interest, net of tax	(596)	N/A	(1,452)	N/A
Net profit attributable to
Oppenheimer Holdings Inc.	$(4,487)	-56.7%	$8,767	+67. 3%

Revenue - Third Quarter 2010

•

Commission revenue was $120.9 million in the third quarter of 2010, a decrease of 17.4% compared to $146.4 million in the third quarter of 2009. Low market volumes during the summer months contributed to the decline.

•

Principal transactions revenue was $22.6 million in the third quarter of 2010 compared to $29.8 million in the third quarter of 2009, a decrease of 24.0%.  The decrease was primarily attributable to lower loan trading revenue ($456,000 in the third quarter of 2010 compared to $4.8 million in the third quarter of 2009) and tighter spreads in the bond markets compared to the same period in the prior year.

•

 Interest revenue was $11.2 million in the third quarter of 2010, an increase of 22.7% compared to $9.1 million in the third quarter of 2009. Interest earned on reverse repurchase agreements held by the government trading desk which began operations in June 2009 was $1.9 million higher in the third quarter of 2010 compared to the same period in 2009. This revenue is largely offset by an increase in interest expense from the Company’s matched book repo business.

•

Investment banking revenue was $21.8 million in the third quarter of 2010, a decrease of 13.2% compared to $25.1 million in the third quarter of 2009 primarily due to a reduction in syndicate fees on equity issuances of approximately $5.6 million in the third quarter of 2010 compared to the same period in 2009. Market conditions in the third quarter of 2010 significantly reduced corporate issuances during the period.

•

Advisory fees were $43.4 million in the third quarter of 2010, an increase of 12.1% compared to $38.7 million in the third quarter of 2009. Asset management fees increased by $7.3 million in the third quarter of 2010 compared to the same period in 2009 as a result of an increase in the value of assets under management as well as an increase in the number of client accounts in the third quarter of 2010 compared to the same period in 2009. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $14.7 billion at June 30, 2010 ($13.6 billion at June 30, 2009). This increase was offset by a decrease of $950,000 in fees from money market funds as a result of waivers of $5.4 million on fees that otherwise would have been due from money market funds ($4.8 million in the third quarter of 2009).

•

Other revenue was $15.2 million in the third quarter of 2010, an increase of 17.1% compared to $13.0 million in the third quarter of 2009 primarily as a result of a $3.7 million increase in fees generated from Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) (formerly called Evanston Financial Corporation) in the third quarter of 2010 compared to the same period in 2009.

Revenue – Year-to-date 2010

•

Commission revenue was $398.7 million in the nine months ended September 30, 2010, a decrease of 3.4% compared to $412.9 million in the same period of 2009.

•

Principal transactions revenue was $59.6 million in the nine months ended September 30, 2010 compared to $84.7 million in the same period of 2009, a decrease of 29.6%.  The decrease stems from lower income from firm investments (income of $70,000 for the nine months ended September 30, 2010 compared to income of $8.2 million for the same period of 2009) and lower loan trading revenue ($5.1 million in the nine months ended September 30, 2010 compared to $14.0 million in the same period of 2009). These declines were partially offset by an increase in U.S. government trading income of $2.8 million in the nine months ended September 30, 2010 compared to the same period of 2009 due the government trading desk beginning operations in June 2009.

•

Interest revenue was $32.0 million in the nine months ended September 30, 2010, an increase of 26.3% compared to $25.3 million in the same period of 2009. The increase is primarily attributable to interest earned on reverse repurchase agreements held by the government trading desk which began operations in June 2009.

•

Investment banking revenue was $83.3 million in the nine months ended September 30, 2010, an increase of 49.8% compared to $55.6 million in the same period of 2009 with increased revenue from equity issuances of $8.4 million and fee income associated with private placements of $10.9 million.

•

Advisory fees were $130.1 million in the nine months ended September 30, 2010, an increase of 18.4% compared to $109.9 million in the same period of 2009. Asset management fees increased by $32.8 million in the nine months ended September 30, 2010 compared to the same period in 2009 as a result of an increase in the value of assets under management during the period. This increase was offset by a decrease of $10.7 million in fees from money market funds as a result of waivers of $17.2 million in the nine months ended September 30, 2010  on fees that otherwise would have been due from money market funds ($7.2 million during the nine months ended September 30, 2009).

•

Other revenue was $34.6 million in the nine months ended September 30, 2010, an increase of 16.9% compared to $29.5 million in the same period of 2009 primarily as a result of a $9.7 million increase in fees generated from OMHHF in the nine months ended September 30, 2010 compared to the same period in 2009 which was partially offset by a decline of $3.0 million in the cash surrender value of company-owned life insurance.

Expenses – Third Quarter 2010

•

Compensation and related expenses decreased 9.1% in the third quarter of 2010 to $159.5 million compared to $175.5 million in the third quarter of 2009 primarily due to lower commission revenue resulting in a corresponding decrease in brokers’ commission-based compensation.

•

Clearing and exchange fees decreased 21.4% to $5.5 million in the third quarter of 2010 compared to $7.0 million in the same period of 2009 partly due to lower transaction volumes in the third quarter of 2010 compared to the same period in 2009.

•

Communications and technology expenses increased 13.1% to $15.8 million in the third quarter of 2010 from $14.0 million in the same period of 2009 due primarily to an increase of $1.5 million in IT-related expenses in the third quarter of 2010 compared to the same quarter of 2009.

•

Occupancy and equipment costs decreased 4.3% to $18.2 million in the third quarter of 2010 compared to $19.0 million in the third quarter of 2009 primarily due to a reduction of $842,000  in rent expense in the third quarter of 2010 compared to the same period in 2009.

•

Interest expenses increased 34.5% to $6.5 million in the third quarter of 2010 from $4.8 million in the same period in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk which began operations in June 2009. This expense is largely offset by an increase in interest revenue from the Company’s matched book repo business.

•

Other expenses decreased 19.9% to $22.1 million in the third quarter of 2010 from $27.6 million in the same period in 2009 primarily due to a decrease in legal reserves and legal costs of approximately $4.4 million related primarily to the resolution of a large client-related litigation during the three month period ended September 30, 2010

.

Expenses – Year-to-date 2010

•

Compensation and related expenses decreased 0.4% in the nine months ended September 30, 2010 to $482.0 million from $484.1 million in the same period of 2009 primarily due to lower commission revenue resulting in a corresponding decrease in brokers’ commission-based compensation.

•

Clearing and exchange fees increased 2.1% to $19.9 million in the nine months ended September 30, 2010 compared to $19.5 million in the same period of 2009 primarily due to trade execution costs related to the government trading business which commenced in June 2009.

•

Communications and technology expenses were relatively flat at $48.6 million in the nine months ended September 30, 2010 compared to $48.3 million in the same period of 2009.

•

Occupancy and equipment costs of $54.9 million in the nine months ended September 30, 2010 deceased by 1.1% compared to $55.5 million in the same period of 2009 due to a reduction in rent expense in the nine months ended September 30, 2010 compared to the same period in 2009.

•

Interest expenses increased 18.0% to $18.2 million in the nine months ended September 30, 2010 from $15.4 million in the same period in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk which began operations in June 2009. This expense is largely offset by an increase in interest revenue from the Company’s matched book repo business.

•

Other expenses increased 5.9% to $75.3 million in the nine months ended September 30, 2010 from $71.1 million in the same period in 2009 primarily due to an increase in legal costs of approximately $2.5 million as a result of increased client litigation and arbitration activity and external portfolio manager fees of $2.2 million offset by the impact of a charge of $2.0 million in the 2009 period resulting from the Company changing its jurisdiction from Canada to the U.S. which took place in May 2009.

Liquidity and Capital Resources

Total assets at September 30, 2010 increased by 14.5% from December 31, 2009 levels due in large part to the Company’s expansion of its government trading desk which began operations in June 2009. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company finances its trading in government securities through the use of repurchase agreements.  The Company’s longer-term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings both on an uncollaterized and on a collateralized basis. At September 30, 2010, the Company had $68.8 million of such borrowings outstanding compared to outstanding borrowings of $nil at December 31, 2009. At September 30, 2010, the Company had available collateralized and uncollateralized letters of credit of $263.0 million. The Company believes that such availability will continue going forward.

Volatility in the financial markets, and the continuance of credit problems throughout the national economy, continues to have an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, many lenders have reduced funding to the Company on both a secured and unsecured basis. There has been some easing of credit and somewhat greater interest on the part of lenders to consider new loan facilities and the terms surrounding existing facilities. The environment has improved for new financing and the renegotiation of existing loans.

In February 2010, Oppenheimer reached settlement agreements with the Regulators with respect to clients’ ownership and holdings of ARS Based on the terms of the settlements, the Company commenced, on May 21, 2010, an initial national offer to eligible clients who currently hold accounts at Oppenheimer to purchase ARS. Eligible clients’ accounts were aggregated on a “household” basis for the initial purchase offer and will be likewise aggregated for subsequent offers to purchase. The Company has purchased approximately $25.6 million in ARS from its clients at September 30, 2010 and expects to purchase at least an additional $20.1 million by May 2011. The period in which clients are eligible to participate in the initial offer to purchase closed on August 4, 2010. The Company commenced a second offer to purchase ARS from residents of the State of Massachusetts on August 19, 2010 and as of September 30, 2010 has purchased $1.6 million pursuant to that offer which is included in the $25.6 million noted above. This offer closed on October 6, 2010. See Item 3, “Legal Proceedings,” for the details of the settlements. See Item 3 “Legal Proceedings” for the details of the settlements.

Oppenheimer will make subsequent offers to eligible clients holding eligible ARS based on the Company’s availability of funds for such purpose, the amount of which the Company believes, pursuant to the terms of the settlements, will not create a condition that would have a material adverse affect on the Company’s financial statements. As a result, it is unlikely that the Company will be required by the Regulators over any short period of time to purchase all of the ARS currently held by the Company’s former or current clients who purchased ARS prior to the beginning of the market’s failure in February 2008. In future periods the Company, pursuant to the Settlements, will assess whether it has sufficient regulatory capital or borrowing capacity to make any purchases of ARS beyond those agreed upon in the settlements described above. Notwithstanding the foregoing settlements, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits, including a class action lawsuit, related to its sale of ARS. See further discussion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” and, herein, under “Legal Proceedings”.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.00 at September 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.15 at September 30, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At September 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended September 30, 2010 was 5.04%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2010, on the Senior Secured Credit Note was $405,800 and $1.2 million, respectively ($486,200 and $1.7 million, respectively, for the three and nine months ended

September 30, 2009). Of the $23.0 million principal amount outstanding at September 30, 2010, $5.9 million of principal is expected to be paid within 12 months.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.45 at September 30, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.75 at September 30, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At September 30, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended September 30, 2010 was 5.78%. Interest expense, as well as interest paid on a cash basis for the three and nine months ended September 30, 2010, on the Subordinated Note was $1.5 million and $4.3 million, respectively ($1.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 2009).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $17.0 million in forgivable notes, net to financial advisors for the nine months ended September 30, 2010 ($25.1 million for the same period in 2009) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are collateralized by firm and customer securities. In addition, letters of credit are issued in the normal course of business to satisfy certain collateral requirements in lieu of depositing cash or securities.

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At September 30, 2010, bank call loans were $68.8 million ($107.2 million at September 30, 2009). Average bank loans outstanding for the three and nine months ended September 31, 2010 were $56.6 million and $56.3 million, respectively ($67.2 million and $53.7 million, respectively, for the three and nine months ended September 30, 2009). The largest bank loan outstanding for the three and nine months ended September 30, 2010 was $140.5 million and $144.2 million, respectively ($138.3 million and $153.6 million, respectively, for the three and nine months ended September 30, 2009). The average weighted interest rate applicable on September 30, 3010 was 1.45% (1.29% on September 30, 2009).

At September 30, 2010, stock loan balances totaled $346.1 million ($414.2 million as at September 30, 2009). The average daily stock loan balance for the three and nine months ended September 30, 2010 was $367.3 million and $384.7 million, respectively ($418.4 million and $304.5 million, respectively, for the three and nine months ended September 30, 2009). The largest stock loan balances for the three and nine months ended September 30, 2010 were $415.9 million and $456.1 million, respectively ($487.0 million for the three and nine months ended September 30, 2009).

The aggregate amount of stock loan and borrowing activity has increased as equity markets have improved and as the values of the underlying securities have increased. Client demand for margin borrowing has increased somewhat and with it the desire to establish “short” positions which creates further demand for stock borrowing activity to fulfill the obligation to complete delivery.

Securities purchased under agreements to sell and securities sold under agreements to repurchase are used by the Company when acting as intermediary between borrowers and lenders of short-term funds and to provide funding for various inventory positions. At September 30, 2010, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $415.5 million, respectively. At September 30, 2010, the gross balances of reverse repurchase agreements and repurchase agreements were $4.0 billion and $5.6 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2010 was $3.5 billion and $6.5 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the nine months ended September 30, 2010 was $5.5 billion and $3.3 billion, respectively. The largest amount of reverse repurchase agreements and repurchase agreements outstanding during the three and nine months ended September 30, 2010 was $6.1 billion and $8.1 billion, respectively.

Liquidity Management

The Company manages its need for liquidity on a daily basis to ensure compliance with regulatory requirements and the covenants stipulated by its Senior Secured Credit Note and Subordinated Loan obligations. The Company’s liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy the Company’s needs, the Company may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside the Company’s control.

Funding Risk

Dollar amounts are expressed in thousands.

	For the nine months ended September 30,
	2010	2009
Cash used in operating activities	$(63,829)	$(71,466)
Cash used in investing activities	(11,877)	(10,248)
Cash provided by financing activities	56,930	82,890
Net (decrease) increase in cash and cash equivalents	$(18,776)	$1,176

Cash used in operating activities improved in the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of the Company’s improved earnings in the 2010 period compared to those of the 2009 period. Cash provided by financing activities was lower in the nine months ended September 30, 2010 compared to the same period in 2009 mainly due to lower bank loans in the 2010 period compared to the 2009 period.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the third quarter of 2010, the Company issued 6,500 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On August 27, 2010, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On October 28, 2010, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 26, 2010 to stockholders of record on November 12, 2010.

The book value of the Company’s Class A and Class B Stock was $35.70 per share at September 30, 2010 compared to $33.68 at September 30, 2009, based on total outstanding shares of 13,359,202 and 13,155,983, respectively.   The tangible book value of the Company was $22.64 at September 30, 2010 compared to $20.16 at September 30, 2009.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2010 was 13,956,711 compared to 13,500,842 outstanding for the same period in 2009.

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

The following table sets forth these contractual and contingent commitments as at September 30, 2010.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$139	$10	$70	$34	$25
Committed capital	5	5	-	-	-
Earn-out	25	-	25	-	-
Deferred compensation commitments (1)	29	29	-	-	-
Revolving commitment (2)	1	-	-	-	1
Senior Secured Credit Note	23	6	17	-	-
Subordinated Note	100	-	-	100	-
ARS purchase offers (3)	20	20	-	-	-
Total	$342	$70	$112	$134	$26

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation, including, without limitation, the Dodd-Frank Act, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xvii) the consolidation of the banking and financial services industry, (xix) credit, operations, legal and regulatory risks, and (xx) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2010, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Auction Rate Securities Matters

For a number of years, the Company offered Auction Rate Securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under ”Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market” and herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

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

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman v. Oppenheimer & Co. Inc. et. al in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously.  On February 20, 2009, this action was consolidated with the Vining action described below.

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining v. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit and intends to defend against these claims vigorously. On February 20, 2009, the Grossman action discussed above was consolidated with this action. The action requests relief in the form of compensatory damages in an amount to be proven at trial as well as costs and expenses. On September 10, 2009, Oppenheimer (and a number of its affiliates) filed a motion to dismiss this consolidated action.  On September 27, 2010, Oppenheimer’s motion to dismiss was granted without prejudice.  Plaintiff filed an appeal of this dismissal with the United States Circuit Court for the Second Circuit on October 28, 2010. Oppenheimer intends to defend itself vigorously in the appeal process.

On November 18, 2008, the Massachusetts Securities Division (the “MSD”) filed an Administrative Complaint (the “Complaint”) against Oppenheimer & Co. Inc and certain individuals alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleged, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  All respondents filed an answer to the Complaint denying that the allegations in the Compliant had any basis in fact or law.  As previously disclosed, Oppenheimer entered into a Consent Order (the “Order”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling the pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts. Oppenheimer agreed to pay, and has paid, the external costs incurred by the MSD related to the investigation and the administrative proceeding in an amount totaling $250,000.

Pursuant to the terms of the Order, Oppenheimer commenced an offer to purchase $25,000 of Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) on May 21, 2010 which closed on August 4, 2010.  Pursuant to that offer, Oppenheimer purchased an aggregate of approximately $1 million of Eligible ARS from Massachusetts customers.  In addition, pursuant to the Order, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers on August 19, 2010 which closed on October 6, 2010.  Pursuant to this second offer, Oppenheimer purchased an aggregate of approximately $1.6 million of Eligible ARS from Massachusetts customers.   No later than February 29, 2011, Oppenheimer will commence a third offer to purchase an additional $1.4 million of Eligible ARS from all eligible Massachusetts Customer Accounts.  Such offer and any other associated offers will remain open for a period of seventy-five days from the date on which such offer to purchase is sent.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers.  In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS.  As of September 30, 2010, Oppenheimer had extended margin loans to 5 holders of Eligible ARS from Massachusetts. Oppenheimer has also agreed to use any excess in the Fund to redeem ARS from Massachusetts clients not covered by the Fund on a pro-rata basis.

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

Pursuant to the terms of the AOD, Oppenheimer commenced an initial offer to purchase Eligible ARS (as defined in the AOD) from Eligible Investors (as defined in the AOD) who held accounts at Oppenheimer on May 21, 2010 (the “Initial Purchase Offer”) which closed on August 4, 2010.  Eligible Investors’ accounts were, and will continue to be, aggregated on a “household” basis. The Company purchased an aggregate of approximately $23.0 million in Eligible ARS from Eligible Investors (exclusive of the amounts purchased from Massachusetts customers referred to above) pursuant to the Initial Purchase Offer. Starting on or about August 23, 2010 or such time as Oppenheimer receives approval from the NYAG, and continuing every six months thereafter until Oppenheimer has extended a purchase offer to all Eligible Investors, Oppenheimer will offer to purchase Eligible ARS from Eligible Investors who did not receive an Initial Purchase Offer, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer (the “Additional Purchase Offers”).  Oppenheimer’s Additional Purchase Offers will remain open for a period of seventy-five days from the date on which the offer to purchase is sent. As of September 30, 2010, no Additional Purchase Offers had been commenced. However, Oppenheimer expects to purchase at least an additional $20.1 million of Eligible ARS from Eligible Investors by May 2011. The ultimate amount to be redeemed will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. The Company is continuing to cooperate with investigating entities from other states.

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

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et al. seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified

Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. and Deutsche Bank A.G. (the “Deutsche Entities”).  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. The Deutsche Entities subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against the Deutsche Entities alleges that the Deutsche Entities are liable to U.S. Airways because of their role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes.  The arbitration with U.S. Airways is scheduled to commence in May 2011.  No date has yet been set for the arbitration with the Deutsche Entities. Oppenheimer intends to vigorously defend itself against the allegations in the U.S. Airways action.

In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  Plaintiffs’ sought an award of punitive damages from Oppenheimer as well as interest on such award.   Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.  The Court granted Oppenheimer’s motion to dismiss this action with prejudice on February 22, 2010. Plaintiff filed an appeal of this dismissal with the United States Circuit Court for the Sixth Circuit on March 19, 2010. Oppenheimer intends to vigorously defend itself in the appeal process.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et al (“Respondents”).  Hansen demands that its investments in approximately $60 million in ARS, which are currently illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  The Company has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration is scheduled to commence in January 2011. As of September 30, 2010, approximately $26.5 million of the $60 million Hansen held in ARS have been redeemed at par by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer intends to vigorously defend itself against the allegations in the Hansen action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer’s repurchase of approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction.  At the same time Oppenheimer filed its answer denying any liability to the claimant, and Oppenheimer asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty.  Also, at the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer argued in its third party claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant, and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters in this action filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010. The arbitration with Investec is scheduled to commence in May 2011.  No date has yet been set for the arbitration with the underwriters.  Oppenheimer intends to vigorously defend itself against these allegations.

Between April 2008 and September 30, 2010, Oppenheimer and certain affiliated parties have been served with approximately 21 arbitration claims before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and is awaiting hearings regarding such claims before FINRA. Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors – The Company may be adversely affected by the failure of the Auction Rate Securities Market,” herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters,” and Note 13 to the consolidated financial statements appearing in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In April 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Groff et. al v. Oppenheimer in which the grantors and beneficiaries of the Groff Family Trust filed a claim alleging that, beginning in January 2005, Oppenheimer made recommendations that were unsuitable. The claim alleges damages in excess of $16 million and alleges as causes of action the following:  breach of fiduciary duty, constructive fraud, fraud by misrepresentation and omission, unauthorized withdrawals of assets, breach of written contract and failure to supervise as well as elder abuse and violation of state and federal securities laws and the FINRA Rules of Fair Practice.    In September 2010, the parties entered into a settlement agreement pursuant to which Oppenheimer agreed to pay, and in October 2010 Oppenheimer paid, $4 million to the plaintiffs. Pursuant to the settlement agreement, the plaintiffs assigned their claims against certain individuals to Oppenheimer; Oppenheimer intends to pursue these claims vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Company (“Providence”), an Oklahoma insurance company.  That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent.   On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, inter alia, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue.  In fact, for the time period alleged, six of these individuals were not members of such board.  The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interests and costs, including attorneys’ fees. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against all the directors.

In September 2010, Oppenheimer was named as a co-defendant in a complaint filed in the United States District Court for the Southern District of New York captioned TPTCC NY, Inc., The Proton Institute of NY, LLC, and NY Medscan, LLC v. Radiation Therapy Services Inc., New York Proton Management LLC et. al (10 CIV 7097) alleging, inter alia, that all defendants conspired to eliminate plaintiffs as competitors in providing a developing cancer treatment in the Greater New York Area.  Oppenheimer provided certain investment banking services to the various parties.  The complaint alleges causes of action for violation of the Sherman Act, conversion, misappropriation of trade secrets, unfair competition, and breaches of fiduciary duty and contract, and requests damages of $350 million, punitive damages and injunctive relief.  Oppenheimer believes it has meritorious legal and factual defenses to all claims raised and intends to defend against these claims vigorously.

ITEM 1A. Risk Factors

During the three months ended September 30, 2010, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as described in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – under the caption “Business Environment.”

ITEM 5. Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32.1	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 9th day of November, 2010.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)