Form 10-K
period 2010-12-31
OPPENHEIMER HOLDINGS INC
filed 2011-03-02
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2010 was $317.4 million  based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange as at June 30, 2010 of $23.95.

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2011 was 13,525,063 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.”  We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1.  BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer.  With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services.  The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a New York-based securities broker-dealer, Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments Inc. (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (formerly known as Evanston Financial Corporation)(“OMHHF”), a Federal Housing Administration (“FHA”)-approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer E.U. Ltd. (United Kingdom), Oppenheimer Investments Asia Ltd. (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).

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

On January 14, 2008, the Company acquired Canadian Imperial Bank of Commerce’s (“CIBC”) U.S. Investment Banking, Corporate Syndicate, Institutional Sales and Trading, Equity Research, Options Trading and a portion of the Debt Capital Markets business which includes Convertible Bond Trading, Loan Syndication and Trading, High Yield Origination and Trading as well as CIBC Israel Ltd. (now Oppenheimer Israel). On September 5, 2008 and November 4, 2008, the Company closed the acquisition of the operations related to the CIBC capital markets business in the United Kingdom and Asia. As a result of these acquisitions, the Company created two foreign subsidiaries: Oppenheimer E.U. Ltd. in London, England for the European portion of the business and Oppenheimer Investments Asia Ltd. in Hong Kong, China for the Asian portion of the business. At the time of acquisition, the acquired businesses employed over 600 people and, based on CIBC’s published results for the year ended October 31, 2007, produced over $400 million in revenue. These acquisitions significantly increased the Company’s capital markets presence.

The purchase price for acquired businesses was comprised of (1) an earn-out based on the annual performance of the combined existing Oppenheimer capital markets business and the acquired businesses (the “Capital Market Division” or the “OIB Division”) for the calendar years 2008 through 2012 (in no case is the earn-out to be less than $5 million per year) to be paid in the first quarter of 2013 (the “Earn-Out Date”), 25% of which will be paid in cash and the balance may be paid, at the Company’s option, in any combination of cash, shares of the Company’s Class A non-voting common stock (the “Class A Stock”) (at the then prevailing market price) and/or debentures to be issued by the Company payable in two equal tranches – 50% one year after the Earn-Out Date and the balance two years after the Earn-Out Date, (2) warrants to purchase 1,000,000 shares of Class A Stock at $48.62 per share exercisable five years from the January 2008 closing, (3) cash consideration at closing equal to the fair market value of certain inventories in the amount of $48.2 million, and (4) a payment at closing in the amount of $2.5 million for office facilities. The acquisition has been accounted for using the purchase method. For more information on the acquisition, see note 18 to the Company’s consolidated financial statements for the year ended December 31, 2010 included in Item 8.

Set forth below are the principal lines of business of the Company. The Company’s revenues by business segment appear in note 16 of the consolidated financial statements appearing under Item 8.

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,430 financial advisors in 96 offices located throughout the United States and in two offices in Latin America through locally incorporated and independently owned businesses. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or with investment advisory accounts with asset-based fee pricing.  As of December 31, 2010, the Company held client assets of approximately $73.2 billion. Oppenheimer provides the following private client services:

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

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels.  Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds. Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts.  At December 31, 2010, the Company had approximately $18.8 billion of client assets under fee-based management programs. The Company’s asset management services include:

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

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha & Delta programs, Oppenheimer offers discretionary investment management wrap programs with a client-focused approach to money management, servicing high-net-worth individuals and families, endowments and foundations and institutions.

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

CAPITAL MARKETS

Investment Banking

Oppenheimer employs over 130 investment banking professionals throughout the United States, in the United Kingdom, Israel and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy, financial institutions, healthcare, industrial growth and services, media and entertainment, technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with Financial Sponsors and maintains a dedicated Financial Sponsor group.

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

Equities Underwriting – Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer and business services, energy, financial institutions, healthcare, industrial growth and services, media and entertainment, technology and telecom.

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

Equity Research – Oppenheimer employs over 33 senior analysts covering over 550 equity securities worldwide, and over 70 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer’s analysts use a variety of quantitative and qualitative tools; integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. In addition to providing fundamental analysis, the Company also provides technical analysis.

.

Equity Options and Derivatives – Oppenheimer offers extensive equity and index options for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer’s experienced professionals have expertise in listed and over-the-counter transactions and products. In addition, the Company focuses on serving the diverse needs of its institutional, corporate and private client base across multiple product lines, offering listed and OTC options.

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

Event Driven Sales and Trading – Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: Merger Arbitrage; Dutch tender offers; Splits and Spin-offs; and Recapitalizations and Corporate Reorganizations.

DEBT CAPITAL MARKETS

Fixed Income- High Yield & Securitized – Oppenheimer trades non-investment grade public and private debt securities, mortgage-backed securities, sovereign and corporate debt of industrialized and emerging market countries and distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities.  Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Oppenheimer also offers trading and a high degree of sales support in highly rated (“high grade”) corporate bonds, mortgage-backed securities, government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Since June 2009, Oppenheimer has participated in auctions for U.S. Government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury.

Fixed Income Research – Oppenheimer has four fixed income research professionals covering over 150 companies in the high yield bond and leveraged loan sectors. Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term.

Public Finance – Oppenheimer’s public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers.  The group assists its clients by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities.  Public Finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers, and project financing.

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisors within their regions as well as mid-tier and national institutional accounts.  These desks serve Oppenheimer’s financial advisors in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) that proposes to prohibit proprietary trading by certain financial institutions except where facilitating customer trades. The Company does not believe that this legislation will affect its business or operations as the proposals appear to apply to banks and other subsidiaries of bank holding companies only.

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

In June 2009, the Company significantly expanded its government trading operations.  Through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements’), the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions. One of the reasons the Company expanded its government trading operations is because the Company is in the process of applying to become a Primary Dealer at the Federal Reserve Bank of New York (“FRBNY”). If the Company becomes a Primary Dealer, the Company will be the counterparty to the FRBNY in its open market operations and will be able to participate directly in U.S. Treasury auctions.  Additionally, the Company would have the ability to access liquidity from the FRBNY against eligible collateral. The Company does not know when or whether or not its application will be approved.

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

The Company, through its subsidiaries, holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships) which are offered to Oppenheimer hedge fund-qualified clients as well as qualified clients of other broker-dealers.

OPY CREDIT CORP.

Through OPY Credit Corp., the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company.  Through OPY Credit Corp., the Company also trades syndicated corporate loans in the secondary market. The warehouse facility may also be utilized, under some circumstances, when OPY Credit participates in a “Club” transaction where several lenders will pool a loan transaction and allocate the commitment among them without further distribution.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to the clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients.  At December 31, 2010, Oppenheimer Trust held custodial assets of approximately $2.7 billion. See “Other Requirements” below.

OPPENHEIMER MULTIFAMILY HOUSING & HEALTHCARE FINANCE, INC.

OMHHF is an FHA-approved mortgage originator and servicing company offering a variety of mortgage services to developers of commercial properties including apartments satisfying FHA criteria, elderly housing and nursing homes. OMHHF also maintains a mortgage servicing portfolio in which it collects mortgage payments from mortgagees and passes these payments on to mortgage holders, charging a fee for its services.

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

EMPLOYEES

At December 31, 2010, the Company employed 3,576 employees (3,506 full time and 70 part time), of whom approximately 1,430 were financial advisers.

COMPETITION

Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has been increasing competition from other sources, such as commercial banks, insurance companies and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.

During the recent financial crisis and currently, several key market events drastically altered the landscape for financial institutions. Voluntary and involuntary consolidations among, and government assistance provided to, U.S. financial institutions has led to a greater concentration of capital and market share among large financial institutions.  This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, as well as such institutions deriving an aura of stability in the mind of the public (“too big to fail”), may put the Company at a significant competitive disadvantage.

The Company believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered.  In some instances, competition within the industry can be impacted by the credit ratings assigned to the firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company’s ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients.

Many of Oppenheimer's competitors engage in these programs more extensively than does Oppenheimer.

 BUSINESS CONTINUITY PLAN

The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counterparties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences, which by their very nature are unpredictable, that can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances, it is the Company’s intention to remain in business and to provide ongoing investment services as if no disruption had occurred.

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates multiple primary data centers as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite power and communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

REGULATION

Self-Regulatory Organization Membership - Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association.  In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer E.U. Ltd. is regulated by the Financial Services Authority in the United Kingdom. Oppenheimer Israel (OPCO) Ltd. is regulated by the Israeli Securities Authority. Oppenheimer Investments Asia Ltd. is regulated by the Securities and Futures Commission in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association, a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation - The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the National Futures Association. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the National Futures Association has been designated Oppenheimer’s primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission ("CFTC"), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer’s and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.

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

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to be subject to an annual “surprise” examination of custodian assets and to deliver a control report to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations, which report was issued by the Company for the first time on September 12, 2010.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, in recent years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective. See Item 7 under the caption “Management’s Report on Internal Control over Financial Reporting”.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control and monitor the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All the relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and the United Kingdom would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.  The impact of any of, or more than one of, the foregoing could have a material adverse affect on our business, financial condition and results of operations.

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

Under its current status, Oppenheimer E.U. Ltd.’s capital resource requirement is the higher of the base capital resource requirement (€50,000), or the sum of the credit risk capital and the market risk capital requirements, or the fixed overheads requirement, which is equal to 25% of the firm’s relevant fixed expenditures as defined by the FSA.

On February 12, 2010, Oppenheimer Investments Asia Ltd. was approved by the Hong Kong Securities and Futures Commission to place securities of U.S. listed companies with institutional clients and to provide corporate finance advisory services to Hong Kong institutional clients.  Oppenheimer Investments Asia Ltd. will be required to maintain Required Liquid Capital of the greater of HKD $3,000,000 or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules

See note 14 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 for further information on the Company’s regulatory capital requirements.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.20 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.40 at December 31, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2010 was 4.79%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010, on the Senior Secured Credit Note was $1.5 million ($2.1 million in 2009). Of the $22.5 million principal amount outstanding at December 31, 2010, $5.0 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the acquired business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.60 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.15 at December 31, 2010; and (2) an increase in the interest rate to LIBOR plus

525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2010 was 5.67%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010, on the Subordinated Note was $5.7 million ($6.2 million in 2009).

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $78.0 ($73.1 million as of December 31, 2009) and had $nil in Excess Retention ($nil as of December 31, 2009) as of December 31, 2010.

The Company anticipates participating in certain “Club” transactions where several lenders will pool a loan transaction and allocate the commitment among them without further distribution. Under some circumstances, the Company may have to post collateral with CIBC to protect CIBC from a portion of its potential exposure in each transaction. The amount of collateral associated with each transaction is based on a formula negotiated between CIBC and Oppenheimer. Oppenheimer may also be required to cede all or a portion of certain fees in respect of such transactions. Final agreements with CIBC surrounding this facility continue to be discussed with current commitments being made on a loan-by-loan basis.

Oppenheimer and Freedom are each members of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyd’s of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer.  The “excess SIPC” policy has an aggregate limit of liability of $400.0 million.  The Company has entered into an indemnity agreement with Lloyd’s of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

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

You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2010 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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

The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market.

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies.  This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers.  The failure of the ARS market has prevented clients from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 31% of the overall ARS issued into the ARS market remain outstanding at December 31, 2010. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

Regulators have concluded, in many cases, that securities firms, initially those that underwrote and supported the auctions for ARS, should be compelled to purchase them from retail customers. Underwriters and broker-dealers in such securities have settled with various regulators and have purchased ARS from their retail clients. The Company may be at a competitive disadvantage to those of its competitors that have already completed purchases of ARS from their clients.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements, as at December 31, 2010, the Company had purchased approximately $36.7 million in ARS from its clients and expects to purchase at least an additional $9.6 million of ARS from clients by May 2011. The Company’s purchases of ARS from clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators which may result in the Company holding a significant amount of ARS. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. The Company’s exposure to the illiquidity of the ARS market may have a material adverse effect on the results of operations and financial condition of the Company, including its cash position.

In addition to the purchases of $36.7 million of ARS from clients referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of December 31, 2010 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as ARS).

Notwithstanding the foregoing settlements with the Regulators, the Company remains as a named respondent in a number of arbitrations by its current or former clients as well as lawsuits  related to its sale of ARS. In addition, the Company is continuing to cooperate with investigating entities from other states. If the ARS market remains frozen, the Company may likely be further subject to claims by its clients.  There can be no guarantee that the Company will be successful in defending any or all of the current actions against it or any subsequent actions filed in the future. Any such failure could, and in certain current ARS actions would,  have a material adverse effect on the results of operations and financial condition of the Company, including its cash position. See “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS had historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2010, the Company had a valuation adjustment (unrealized) of $1.8 million for ARS.

The Company’s customers held approximately $531.8 million of ARS at December 31, 2010, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIB’s”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time.  If the Company were to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and, in the case of the MSD, may reinstitute the previously pending administrative proceedings.  In addition, there can be no guarantee that other regulators won’t seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators.  See “Legal Proceedings.”

The Company has sought, with very limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so.  There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings.

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

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•

The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as occurred in the second half of 2008 and early 2009, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. The market disruption which occurred in 2008 and early 2009 resulted in a reduction in the amount of investment banking business completed and a corresponding decline in the size of underwriting, placement and advisory fees the Company received. Although markets stabilized in 2010, if such a market disruption recurs at some point in the future, it may have a material adverse impact on the Company’s profitability.

•

A downturn in the financial markets such as occurred during 2008 and early 2009, may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads. Although markets recovered in 2010, another downturn could negatively impact the Company’s ability to generate revenue.

•

Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity.  Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•

Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, under Item 7.

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

In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which have created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company’s participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company’s clients place on high-quality research. Moreover, the Company’s inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additional pressure on sales and trading revenue may impair the profitability of the Company’s business

The volume of anticipated investment banking transactions may differ from actual volume.

The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. In 2008 and 2009, there was a substantial reduction in the number and aggregate dollar volume of global mergers and acquisitions transactions and securities offerings.   In 2010, the trend reversed. However to the extent this trend of increased transactions and offerings does not continue, the Company’s investment banking business, and the Company’s results, will be negatively impacted.

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

The trend in capital markets has been toward larger and more frequent commitments of capital by financial services firms in many of their activities. The January 2008 acquisition of certain capital markets businesses from CIBC World Markets has resulted in an increased commitment of the Company’s own capital to engage in proprietary trading, principal investing and similar activities. The Company’s results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject the Company to market fluctuations and volatility that may adversely affect the value of its positions, which could result in significant losses and reduce its revenues and profits. In addition, increased commitment of capital will expose the Company to the risk that a counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect the Company’s results of operations. These activities may lead to a greater concentration of risk, which may cause the Company to suffer losses even when business conditions are generally favorable for others in the industry.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired certain businesses from CIBC World Markets Corp. For information on the acquisition, see note 18 to the Company’s consolidated financial statements for the year ended December 31, 2010 included in Item 8. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve its competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, officers, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition.

If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially, adversely affected.

At December 31, 2010, the Company had liabilities of approximately $2.1 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse affect on its results of operations and financial condition. The Company had senior and subordinated debt outstanding at December 31, 2010. If the Company is unable to meet its covenants under these obligations, the debt could be accelerated.

The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to penalties or sanctions.

The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including FINRA and the MSRB. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The regulatory environment is subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. In response to the recent financial crisis, the regulatory environment to which the Company is subjected is expected to intensify as additional rules and regulations are adopted by the Company’s regulators.  These new regulations will likely increase costs related to compliance and may in other ways adversely affect the performance of the Company.

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

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations will result in enhanced standards of duty on broker dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is the Company’s primary regulatory agency. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations.

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to conduct an annual “surprise audit”, in addition to the annual audit, and to issue an annual controls report  to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations. A failure to conduct such an audit or issue the report with favorable findings could adversely affect a sizable portion of the Company’s businesses.

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

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FSA and the FSC.

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

In addition,  Oppenheimer E.U. Ltd. and Oppenheimer Investments Asia Limited are regulated by the Financial Services Authority of the United Kingdom and the Securities and Futures Commission in Hong Kong, respectively. Failure of these entities to comply with net capital requirements could subject those entities to suspension or expulsion by their respective regulators.

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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the recent worldwide credit disruptions, including the disruptions in the auction rate securities market.  If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. See Item 1A under the caption “Risk Factors -The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market”, as well as  Item 3 under the caption “Legal Proceedings” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually.  To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 15 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although management has established a disaster recovery plan there is no guarantee that such plan will allow the Company to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. The Company maintains disaster recovery sites to aid it in reacting to circumstances such as those described above. The plans and preparations for such eventualities including the sites themselves may not be adequate or effective for their intended purpose.

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

The exposure to credit risk is heightened in the current economic environment in which default rates across many asset classes have increased.  Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company’s revenue and its ability to borrow in the credit markets.

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

To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. As a result of the Company’s January 2008 acquisition from CIBC World Markets Corp., the Company has operations in Israel, the United Kingdom, and Hong Kong, China. If the Company is unable to manage these risks effectively, its reputation and results of operations could be harmed.

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

Although the Company’s Class A Stock is listed for trading on ARCA/NYSE, the trading volume in its Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Stock, significant sales of shares of the Company’s Class A Stock, or the expectation of these sales, could cause the Company’s stock price to fall and increases the volatility of the Class A Stock generally.

The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.

The Company issues two classes of shares, Class A Stock and Class B voting common stock (“Class B Stock”). At December 31, 2010, there were 99,680 shares of Class B Stock outstanding compared to 13,268,522 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. This Class  B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a “control premium” by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the impact of the recently enacted “say on pay” provisions on corporate governance at the Company.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2010, the Company had 13,268,522 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 284,976 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 887,811 shares of Class A Stock. The Company is further authorized to issue up to 445,066 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained.  As part of the consideration for the January 14, 2008 acquisition of certain businesses from CIBC World Markets, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock on January 14, 2013 at an exercise price of $48.62 per share. The Company may also issue Class A Stock in an indeterminate amount as payment for CIBC’s earn-out in the acquired businesses for the five year period ending in 2013. For a full description, see note 18 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at 125 Broad Street, New York, New York for general administrative activities and most day-to-day management functions. Its office at 300 Madison Ave., New York, New York serves as the base for most of Oppenheimer's research, trading and investment banking activities, although other offices also have employees who work in these areas. Asset Management services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street and 300 Madison serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer's New York office using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. OMHHF operates its business out of North Wales, Pennsylvania and Oppenheimer Trust Company is based in Florham Park, New Jersey.  Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses.  In addition, the Company has offices in London, U.K., Tel Aviv, Israel and Hong Kong, China.

The Company and its subsidiaries own no real property but, at December 31, 2010, occupied office space totaling approximately 1.3 million square feet in 128 locations under standard commercial terms expiring between 2011 and 2020. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market”, “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

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

Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit. On February 20, 2009, this action was consolidated with the Vining action described below.

On May 12, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned David T. Vining v. Oppenheimer & Co. Inc. et. al. in the United States District Court for the Southern District of New York.  The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit. On February 20, 2009, the Grossman action discussed above was consolidated with this action. The complaint requests relief in the form of compensatory damages in an amount to be proven at trial as well as costs and expenses. On September 10, 2009, Oppenheimer (and a number of its affiliates) filed a motion to dismiss this consolidated action.  On September 27, 2010, Oppenheimer’s motion to dismiss was granted without prejudice.  Plaintiff filed an appeal of this dismissal with the United States Circuit Court for the Second Circuit on October 28, 2010. On or about January 26, 2011, Plaintiff and Oppenheimer stipulated to a dismissal of the appeal with prejudice.

On November 18, 2008, the Massachusetts Securities Division (the “MSD”) filed an Administrative Complaint (the “Complaint”) against Oppenheimer & Co. Inc. and certain individuals alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleged, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  All respondents filed an answer to the Complaint denying that the allegations in the Compliant had any basis in fact or law.

As previously disclosed, Oppenheimer entered into a Consent Order (the “Order”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling the pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts. Oppenheimer agreed to pay, and has paid, the external costs incurred by the MSD related to the investigation and the administrative proceeding in the amount of $250,000.

As previously disclosed, on February 23, 2010, the New York Attorney General (“NYAG”) accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance (“AOD”) pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS.  Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at December 31, 2010, the Company had purchased approximately $36.7 million of ARS from its clients pursuant to these offers.

The Company’s purchases of ARS from clients will continue on a periodic basis pursuant to the settlements with the Regulators.  On February 15, 2011, Oppenheimer  commenced a third offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts. Starting on or about March 15, 2011 or such time as Oppenheimer receives approval from the NYAG, and continuing every six months thereafter until Oppenheimer has extended a purchase offer to all Eligible Investors, Oppenheimer will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer. Such offers will remain open for a period of seventy-five days from the date on which each such offer to purchase is sent. The Company expects to purchase at least an additional $9.6 million of ARS from its clients by May 2011. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of December 31, 2010, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.

Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investors who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon (the “ARS Losses”); (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the “Loan Cost Excess”) and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor’s claim for consequential damages against Oppenheimer related to the investor’s inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of items (1) through (3) will take effect.

Each of the AOD and the Order provides that in the event that Oppenheimer enters into another agreement that provides any form of benefit to any Oppenheimer ARS customer on terms more favorable than those set forth in the AOD or the Order, Oppenheimer will immediately extend the more favorable terms contained in such other agreement to all eligible investors.  In the case of the Order, it is limited to more favorable agreements entered into subsequent to the February 26, 2010 Order while, in the case of the AOD, it covers more favorable agreements entered into prior and subsequent to the February 23, 2010 AOD.  The AOD further provides that if Oppenheimer pays (or makes any pledge or commitment to pay) to any governmental entity or regulator pursuant to any other agreement costs or a fine or penalty or any other monetary amount, then an equivalent payment, pledge or commitment will become immediately owed to the State of New York for the benefit of New York residents.

If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.

Reference is made to the Order between the MSD and Oppenheimer et. al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member.  Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI.  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways.  DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is  liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways.  The arbitration with U.S. Airways is scheduled to commence in August 2011.  No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer is in the process of filing its opposition to the DBSI motion to stay. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co.

Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS.  Plaintiff sought an award of punitive damages from Oppenheimer as well as interest on such award.   Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes.  The court granted Oppenheimer’s motion to dismiss this action with prejudice on February 22, 2010. Plaintiff filed an appeal of this dismissal with the United States Circuit Court for the Sixth Circuit on March 19, 2010. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself in the appeal process.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et.al. Hansen demands that its investments in approximately $60 million in ARS, which are illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  Oppenheimer has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration is scheduled to commence no earlier than May 2011. The Company believes that, as of December 31, 2010, approximately $26.5 million of the $60 million Hansen held in ARS have been redeemed at par by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the Hansen action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010 Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing, that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself, and that Oppenheimer is inappropriately seeking damages against, Investec.  On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay.  Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. At the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer argued in its third party arbitration claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010. The arbitration with Investec is scheduled to commence in May 2011, subject to the appellate motions to stay the arbitration discussed above. No date has yet been set for the arbitration with the underwriters. Oppenheimer believes it has meritorious defenses to the claims made as well as third party claims and intends to vigorously defend itself in this matter.

Between April 2008 and December 31, 2010, Oppenheimer and certain affiliated parties have been served with approximately 31 arbitration claims  before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, as well as five court actions brought in various jurisdictions, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. During 2010, four ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in three of those matters and the claimant prevailing in the fourth.Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See the “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters,” and Note 13 to the consolidated financial statements appearing in Item 8.

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc.  The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund.  Said portfolio manager purportedly used the broker/dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010 and limited discovery has commenced. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.

In April 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Groff et. al v. Oppenheimer in which the grantors and beneficiaries of the Groff Family Trust filed a claim alleging that, beginning in January 2005, Oppenheimer made recommendations that were unsuitable. The claim alleges damages in excess of $16 million and alleges as causes of action breach of fiduciary duty, constructive fraud, fraud by misrepresentation and omission, unauthorized withdrawals of assets, breach of written contract and failure to supervise as well as elder abuse and violation of state and federal securities laws and the FINRA Rules of Fair Practice.    In September 2010, the parties entered into a settlement agreement pursuant to which Oppenheimer agreed to pay, and in October 2010 Oppenheimer paid, $4 million to the plaintiffs. Pursuant to the settlement agreement, the plaintiffs assigned their claims against certain individuals to Oppenheimer. Oppenheimer intends to pursue these claims vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Company (“Providence”), an Oklahoma insurance company.  That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent.   On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue.  In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals   who were directors of Oppenheimer & Co. Inc. at the time of the events in question.  The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees.   Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010.  Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011, and is reviewing the Receiver’s request to remand. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against all the directors.

In September 2010, Oppenheimer was named as a co-defendant in a complaint filed in the United States District Court for the Southern District of New York captioned TPTCC NY, Inc., The Proton Institute of NY, LLC, and NY Medscan, LLC v. Radiation Therapy Services Inc., New York Proton Management LLC et. al (10 CIV 7097) alleging that all defendants conspired to eliminate plaintiffs as competitors in providing a developing cancer treatment in the Greater New York Area. Oppenheimer provided certain investment banking services to the various parties. The complaint alleges causes of action for violation of the Sherman Act, conversion, misappropriation of trade secrets, unfair competition, and breaches of fiduciary duty and contract, and requests damages of $350 million, punitive damages and injunctive relief. On November 12, 2010, Oppenheimer filed its motion to dismiss plaintiffs’ complaint, and thereafter plaintiffs filed their First Amended Complaint. On January 7, 2011, Oppenheimer refiled its motion to dismiss the amended complaint which motion was granted in its entirety on February 25, 2011. The case has been dismissed.

Item 4. Reserved

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

The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2009 and 2010 fiscal years. Prices provided are based on data provided by the NYSE.

Class A Stock:		NYSE
		HIGH	LOW

2010	1st Quarter	$33.63	$24.11
	2nd Quarter	$30.41	$23.79
	3rd Quarter	$29.86	$22.11
	4th Quarter	$28.74	$23.25

2009	1st Quarter	$14.72	$6.70
	2nd Quarter	$22.83	$9.00
	3rd Quarter	$30.38	$20.56
	4th Quarter	$34.16	$22.85

As at December 31, 2010, there were 1,172,787 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

In addition, as part of the consideration for certain businesses acquired in January 2008, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock at an exercise price of $48.62 per share on January 14, 2013. The Company may also issue Class A Stock in an uncertain amount as payment for CIBC’s earn-out in the acquired businesses for the five year period ending in 2013.

(b) The following table sets forth information about the stockholders of the Company as at February 28, 2011 as set forth in the records of the Company's transfer agent and registrar:

	Number of shares	Number of stockholders of record
Class A Stock	13,525,063	285
Class B Stock	99,680	171

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A Stock and Class B Stock for the fiscal years ended December 31, 2009 and 2010 and the first quarter of 2011.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 29, 2009	February 13, 2009	February 27, 2009	$0.11
Quarterly	April 23, 2009	May 15, 2009	May 29, 2009	$0.11
Quarterly	July 30, 2009	August 14, 2009	August 28, 2009	$0.11
Quarterly	October 30, 2009	November 13, 2009	November 27, 2009	$0.11
Quarterly	January 28, 2010	February 12, 2010	February 26, 2010	$0.11
Quarterly	April 30, 2010	May 14, 2010	May 28, 2010	$0.11
Quarterly	July 30, 2010	August 13, 2010	August 27, 2010	$0.11
Quarterly	October 29, 2010	November 12, 2010	November 26, 2010	$0.11
Quarterly	January 27, 2011	February 11, 2011	February 25, 2011	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006, and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together “EIP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company has and may grant options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis.

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

As at December 31,	2005	2006	2007	2008	2009	2010
Oppenheimer	100	169	214	67	168	133
S&P 500	100	114	118	72	89	101
S&P 500 / Diversified Financials	100	121	96	38	49	51

Issuer Bid

The Company does not currently have a plan to buy back its Class A Stock.

The Company’s Senior Secured Credit Note requires a pay down of principal equal to the cost of any share repurchases made pursuant to an Issuer Bid, if any.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2010. In January 2008, the Company purchased certain businesses (see note 18 to the consolidated financial statements for the year ended December 31, 2010 in Item 8). See also Item 1, “Business” and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2010	2009	2008	2007	2006
Revenue	$1,035,072	$991,433	$920,070	$914,397	$800,823
Net profit (loss) attributable to the Company	$38,331	$19,487	$(20,770)	$75,367	$44,577
Net profit (loss) per share attributable to the Company (1)
- basic	$2.87	$1.49	$(1.57)	$5.70	$3.50
- diluted	$2.76	$1.45	$(1.57)	$5.57	$2.76
Total assets	$2,620,034	$2,203,383	$1,526,559	$2,138,241	$2,160,090
Long term debt	$122,503	$132,503	$147,663	$83,325	$133,726
Total liabilities	$2,122,438	$1,751,936	$1,100,833	$1,694,261	$1,801,049
Cash dividends per share of
Class A and Class B Stock	$0.44	$0.44	$0.44	$0.42	$0.40
Stockholders' equity attributable to the Company	$494,564	$451,447	$425,726	$443,980	$359,041
Book value per share attributable to the Company (1)	$37.02	$34.15	$32.75	$33.22	$27.76
Number of shares of capital stock outstanding (1)	13,368,202	13,217,681	12,999,145	13,366,276	12,934,362

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer and OAM. As at December 31, 2010, the Company provided its services from 96 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2010 totaled approximately $73.2 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in mortgage brokerage and servicing. At December 31, 2010, client assets under management by the asset management groups totaled approximately $18.8 billion. At December 31, 2010, the Company employed 3,576 employees (3,506 full time and 70 part time), of whom approximately 1,430 were financial advisers.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at December 31, 2010 ($950,000 at December 31, 2009 with a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2010, the fair value of the resale agreements and repurchase agreements was $332.2 million and $389.3 million, respectively. During the year ended December 31, 2010, the amount of gains related to resale agreements was $nil. During the year ended December 31, 2010, the amount of losses related to repurchase agreements was $80,600.

Financing Receivables

The Company’s financing receivables include customer margin loans, securities purchased under agreements to resell (“resale agreements”), and securities borrowed transactions.  The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

Allowance for Credit Losses

The Company’s financing receivables are secured by collateral received from clients and counterparties.  In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or fulfill the obligation of fails to deliver.  The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Customer receivables, primarily consisting of customer margin loans collateralized by customer-owned securities, are stated net of allowance for credit losses. The Company reviews large customer accounts that do not comply with the Company’s margin requirements on a case-by-case basis to determine the likelihood of collection and records an allowance for credit loss following that process. For small customer accounts that do not comply with the Company’s margin requirements, the allowance for credit loss is generally recorded as the amount of unsecured or partially secured receivables.

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss.  When loss contingencies are not probable and cannot be reasonably estimated,the Company does not establish reserves.

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.  See “Legal Proceedings,” note 13 to the consolidated financial statements appearing in Item 8 and “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Matters”.

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

Accounting standards require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as at December 31, 2010 has been tested for impairment and it has been determined that no impairment has occurred. See note 15 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. (see note 18 for further discussion).  If the earn-out from this acquisition exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil as at December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. See note 15 for further discussion.

Intangible assets also arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships are carried at $758,000 (which is net of accumulated amortization of $183,000) as at December 31, 2010 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $8.5 million (which is net of accumulated amortization of $12.8 million) as at December 31, 2010 and is being amortized on a straight-line basis over 60 months commencing in January 2008. If the Company terminated its below market lease early, it would be required to write-off the remaining value of its below market lease.

Trademarks and trade names recorded as at December 31, 2010 have been tested for impairment and it has been determined that no impairment has occurred. See note 15 for further discussion.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. For further discussion, see note 12 in the consolidated financial statements in Item 8.

New Accounting Pronouncements

Recently adopted and recently issued accounting pronouncements are described in note 1 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8.

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

A recovering economy, coupled with the two-year extension of the Bush-era tax cuts and the prospect of more cooperation in Washington, propelled the U.S equity markets to a gain of 10.2% in the fourth quarter of 2010 and allowed the S&P 500 to reach a level not seen since the credit crisis erupted in the fall of 2008. While high levels of unemployment continue to limit consumer confidence, a higher U.S dollar and nominally higher longer term interest rates have provided investors with optimism about increasing rates of economic growth as we move into 2011.

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

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2010, the Company had a valuation adjustment (unrealized) of $1.8 million for ARS.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Factors Affecting ‘Forward-Looking Statements”.

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

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and the United Kingdom would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

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

Other Regulatory Matters

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at December 31, 2010, the Company had purchased approximately $36.7 million in ARS from its clients and expects to purchase at least an additional $9.6 million of ARS from its clients by May 2011. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.

In addition to the purchases of $36.7 million of ARS from clients referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of December 31, 2010 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” appearing in Item 1A, and “Legal Proceedings,” appearing in Item 3.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described above under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. See “Legal Proceedings” and note 13 to the consolidated financial statements appearing in Item 8.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. Then Company made infrastructure  investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning.

Outlook

The Company's long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The net profit attributable to Oppenheimer Holdings Inc.  for the year ended December 31, 2010 was $38.3 million or $2.87 per share compared to a net profit of $19.5 million or $1.49 per share for the year ended December 31, 2009, an increase of 96.7% in net profit. Revenue for the year ended December 31, 2010 was $1.0 billion, compared to revenue of $991.4 million in 2009, an increase of 4%.

The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	2010	%	2009	%	2008	%

Commissions	$537,730	52%	$555,574	56%	$532,682	58%
Principal transactions, net	77,183	8%	107,094	11%	20,651	2%
Interest	45,871	4%	35,960	4%	61,793	7%
Investment banking	134,906	13%	90,960	9%	83,541	9%
Advisory fees	187,888	18%	160,705	16%	198,960	22%
Other	51,494	5%	41,140	4%	22,443	2%
Total revenue	$1,035,072	100%	$991,433	100%	$920,070	100%

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by these subsidiaries. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years. Amounts are expressed in thousands of dollars.

	Period to Period Change
	Increase (Decrease)
	2010 versus 2009		2009 versus 2008
	Amount	Percentage	Amount	Percentage

Revenue -
Commissions	$(17,844)	-3%	$22,892	+4%
Principal transactions, net	(29,911)	-28%	86,443	+419%
Interest	9,911	+28%	(25,833)	-42%
Investment banking	43,946	+48%	7,419	+9%
Advisory fees	27,183	+17%	(38,255)	-19%
Other	10,354	+25%	18,697	+83%
Total revenue	43,639	+4%	71,363	+8%

Period to Period Change
Increase (Decrease)
2010 versus 2009		2009 versus 2008
Amount	Percentage	Amount	Percentage

Expenses -
Compensation and related expenses	$(81)	-	46,295	+7%
Clearing and exchange fees	(994)	-4%	(4,259)	-14%
Communications and technology	1,976	+3%	(12,635)	-17%
Occupancy and equipment costs	17	-	4,427	+6%
Interest	4,864	+23%	(17,948)	-46%
Other	1,904	+2%	(15,373)	-13%
Total expenses	7,686	+1%	507	0%

Profit before taxes	35,953	+103%	70,856	n/a
Income taxes	14,861	+97%	30,599	n/a
Net profit	21,092	+108%	$40,257	n/a
Net profit attributable to non- controlling interest, net of tax	2,248	n/a	n/a	n/a
Net profit attributable to the Company	$18,844	+96.7%	$40,257	n/a

Fiscal 2010 compared to Fiscal 2009

Revenue

Commission income is dependent on the level of investor participation in the markets. Commission revenue was $537.7 million in the year ended December 31, 2010, a decrease of 3.2% compared to $555.6 million in 2009.

Principal transactions revenue was $77.2 million in the year ended December 31, 2010 compared to $107.1 million in 2009, a decrease of 27.9%.  The decrease stems from lower income from firm investments (income of $2.1 million for the year ended December 31, 2010 compared to income of $9.8 million for 2009) and lower loan trading revenue ($5.6 million in the year ended December 31, 2010 compared to $18.1 million in 2009). In addition, there was a decrease of $8.7 million in fixed income trading in the year ended December 31, 2010 compared to 2009 due to tightened credit spreads in fixed income markets as liquidity returned to those markets in 2010.

Interest revenue was $45.9 million in the year ended December 31, 2010, an increase of 27.6% compared to $36.0 million in 2009. The increase is primarily attributable to interest earned on reverse repurchase agreements held by the government trading desk.

Investment banking revenue was $134.9 million in the year ended December 31, 2010, an increase of 48.3% compared to $91.0 million in 2009 with increased revenue from corporate finance advisory fees of $19.9 million and fee income associated with private placements of $11.0 million.

Advisory fees were $187.9 million in the year ended December 31, 2010, an increase of 16.9% compared to $160.7 million in 2009. Asset management fees increased by $39.1 million in the year ended December 31, 2010 compared to 2009 as a result of an increase in the value of assets under management during the period. Incentive fee income increased by $1.5 million in the year ended December 31, 2010 compared to 2009. These increases were offset by a decrease of $10.9 million in fees from money market funds as a result of waivers of $22.7 million in the year ended December 31, 2010 on fees that otherwise would have been due from money market funds ($13.1 million during the year ended December 31, 2009).

Other revenue was $51.5 million in the year ended December 31, 2010, an increase of 25.2% compared to $41.1 million in 2009 primarily as a result of a $14.6 million increase in fees generated from OMHHF in the year ended December 31, 2010 compared to the same period in 2009. Offsetting this increase were decreases of $1.8 million in legal settlement income, $1.3 million in research fee income and $1.3 million in proceeds from Company-owned life insurance policies in the year ended December 31, 2010 compared to the year ended December 31, 2009.

Expenses

Compensation and related expenses were $672.2 million in the year ended December 31, 2010, flat compared to $672.3 million in 2009.

Clearing and exchange fees were $25.8 million in the year ended December 31, 2010, a decrease of 3.7% to compared to $26.7 million in 2009 primarily due to lower execution costs associated with the options trading business.

Communications and technology expenses were $64.7 million for the year ended December 31, 2010, an increase of 3.2% compared to $62.7 million in 2009 due primarily to an increase of $1.8 million in IT-related expenses in the year ended December 31, 2010 compared to 2009 due to the Company’s new data center being placed in service in August 2010.

Occupancy and equipment costs were $74.4 million for the year ended December 31, 2010, flat compared to $74.4 million in 2009.

Interest expense was $25.9 million in the year ended December 31, 2010, an increase of 23.1% compared to $21.1 million in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk. This expense is largely offset by an increase in interest revenue from the Company’s matched book repo business.

Other expenses were $101.3 for the year ended December 31, 2010, an increase of 1.9% compared to $99.4 million in 2009 primarily due to an increase in legal costs of approximately $1.6 million as a result of increased client litigation and arbitration activity and external portfolio manager fees of $3.2 million offset by the impact of a charge of $2.0 million in 2009 resulting from the Company changing its jurisdiction from Canada to the U.S. which took place in May 2009.

Fiscal 2009 compared to Fiscal 2008

Revenue

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

Other revenue increased 83% to $41.1 million for the year ended December 31, 2009 from $22.4 million in the same period in 2008 primarily as a result of increases to the value of Company-owned life insurance of $14.3 million, increased fees of $5.0 million related to the Company’s mortgage brokerage business, and a legal settlement award of $2 million, partially offset by a decrease of $3.9 million in fees derived from FDIC insured client deposits.

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

Liquidity and Capital Resources

Total assets at December 31, 2010 increased by 18.9% from December 31, 2009 levels due in large part to the Company’s expansion of its government trading desk which began operations in June 2009. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company finances its trading in government securities through the use of repurchase agreements.  The Company’s longer-term capital needs have been met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. Oppenheimer has arrangements with banks for borrowings both on an uncollateralized and on a collateralized basis. At December 31, 2010, the Company had $147.0 million of such borrowings outstanding compared to outstanding borrowings of $nil at December 31, 2009. The Company believes that such availability will continue going forward.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at December 31, 2010, the Company had purchased approximately $36.7 million in ARS from its clients and expects to purchase at least an additional $9.6 million of ARS from its clients by May 2011. The Company’s purchases of ARS from clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.

In addition to the purchases of $36.7 million of ARS from clients referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of December 31, 2010 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”). The Company’s exposure to the illiquidity of the ARS market may have a material adverse effect on the results of operations and financial condition of the

Company, including its cash position.  See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Legal Proceedings”.

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.20 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.40 at December 31, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2010 was 4.79%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010, on the Senior Secured Credit Note was $1.5 million ($2.1 million in 2009). Of the $22.5 million principal amount outstanding at December 31, 2010, $5.0 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the acquired business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.60 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.15 at December 31, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2010 was 5.67%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010, on the Subordinated Note was $5.7 million ($6.2 million in 2009).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $18.0 million in forgivable notes, net to financial advisors for the year ended December 31, 2010 ($26.4 million in 2009) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company does not repatriate the earnings of its foreign subsidiaries. Foreign earnings are permanently reinvested for the use of the foreign subsidiaries and therefore these foreign earnings are not available to satisfy the domestic liquidity requirements of the Company.

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At December 31, 2010, bank call loans were $147.0 million ($nil at December 31, 2009). Average bank loans outstanding for the year ended December 31, 2010 were $61.6 million ($54.7 million in 2009). The largest bank loan outstanding for year ended December 31, 2010 was $205.3 million ($158.2 million in 2009). The average weighted interest rate applicable on December 31, 2010 was 1.28%.

At December 31, 2010, stock loan balances totaled $345.5 million ($412.4 million at December 31, 2009). The average daily stock loan balance for the year ended December 31, 2010 was $376.4 million ($334.8 million in 2009). The largest stock loan balances for the year ended December 31, 2010 was $456.1 million ($468.5 million in 2009).

The aggregate amount of stock loan and borrowing activity has increased as equity markets have improved and as the values of the underlying securities have increased. Client demand for margin borrowing has increased somewhat and with it the desire to establish “short” positions which creates further demand for stock borrowing activity to fulfill the obligation to complete delivery.

Securities purchased under agreements to sell and securities sold under agreements to repurchase are used by the Company when acting as intermediary between borrowers and lenders of short-term funds and to provide funding for various inventory positions. At December 31, 2010, the fair value of the resale agreements and repurchase agreements were $332.2 million and $389.3 million, respectively. At December 31, 2010, the gross balances of resale agreements and repurchase agreements were $4.0 billion and $4.1 billion, respectively. The average daily balance of resale agreements and repurchase agreements on a gross basis for the year ended December 31, 2010 was

$6.0 billion and $3.6 billion, respectively. The largest amount of resale agreements and repurchase agreements outstanding during the year ended December 31, 2010 was $6.1 billion and $9.2 billion, respectively.

Liquidity Management

The Company manages its need for liquidity on a daily basis to ensure compliance with regulatory requirements and the covenants stipulated by its Senior Secured Credit Note and Subordinated Note obligations. The Company’s liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy the Company’s needs, the Company may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside the Company’s control.

Funding Risk

Dollar amounts are expressed in thousands.

	For the year ended December 31,
	2010	2009	2008

Cash (used in) provided by operating activities	$(137,277)	$54,717	$59,759
Cash used in investing activities	(12,157)	(7,762)	(65,578)
Cash provided by (used in) financing activities	133,370	(24,722)	24,802
Net (decrease) increase in cash and cash equivalents	$(16,064)	$22,233	$18,983

Cash used in operating activities was significantly greater at December 31, 2010 compared to December 31, 2009 due to higher levels of securities owned, securities purchased under agreements to resell and receivable from customers. Cash provided by financing activities was significantly greater for the year ended December 31, 2010 compared to 2009 mainly due to higher bank loans in 2010 compared to 2009.

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. See Factors Affecting “Forward-Looking Statements”.

Other Matters

During the fourth quarter of 2010, the Company issued 9,000 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On November 26, 2010, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock to stockholders of record on November 12, 2010 totaling approximately $1.5 million from available cash on hand.

On January 27, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on February 25, 2011 to stockholders of record on February 11, 2011.

The book value of the Company’s Class A and Class B Stock was $37.02 per share at December 31, 2010 compared to $34.15 per share at December 31, 2009, based on total outstanding shares

of 13,368,202 and 13,217,681, respectively.   The tangible book value of the Company was $24.07 per share at December 31, 2010 compared to $20.87 per share at December 31, 2009.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2010 was 13,897,261, compared to 13,441,279 outstanding in 2009.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 4 of the notes to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of certain businesses in January 2008 as well as debt issued in 2006. The Company also has contractual obligations to make payments to CIBC in connection with deferred compensation earned by former CIBC employees in connection with the acquisition as well as the earn-out to be paid in 2013 as described in note 18 of the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8. Such information is hereby incorporated by reference.

The following table sets forth these contractual and contingent commitments as at December 31, 2010.

Amounts are expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$149	$41	$56	$29	$23
Committed capital	5	5	-	-	-
Earn-out	25	-	25	-	-
Revolving commitment (1)	8	-	-	-	8
Senior Secured Credit Note	23	11	12	-	-
Subordinated Note	100	-	-	100	-
ARS purchase offers (2)	10	10	-	-	-
Total	$320	$67	$93	$129	$31

(1)

Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(2)

Represents payments to be made pursuant to the ARS settlements entered into with the  Regulators in February 2010. See notes 13 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, and (xx) risks related to foreign operations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer's account.  Further discussion of credit risk appears in note 4 to the Company’s consolidated financial statements for the year ended December 31, 2010 included in Item 8.

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

Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk.  See further discussion in note 4 to the consolidated financial statements for the year ended December 31, 2010 included in Item 8.

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

At December 31, 2010 and 2009, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	VAR for Fiscal 2010			VAR for Fiscal 2009
	High	Low	Average	High	Low	Average

Equity price risk	$196	$312	$208	$698	$262	$338
Interest rate risk	2,303	1,071	1,653	1,327	1,070	1,224
Commodity price risk	-	8	8	237	8	74
Diversification benefit	(1,084)	(635)	(881)	(1,111)	(679)	(835)
Total	$1,415	$756	$988	$1,151	$661	$801

	VAR at December 31,
	2010	2009

Equity price risk	$196	$262
Interest rate risk	2,303	1,070
Commodity price risk	-	8
Diversification benefit	(1,084)	(679)
Total	$1,415	$661

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2010 from those reported in 2009 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2010 compared to December 31, 2009. The Company’s portfolio as at December 31, 2010 includes approximately $14.3 million ($13.1 million in 2009) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge interest rate risk in fiscal 2010 and 2009, including in connection with the Senior Secured Credit Note and the Subordinated Note, which is described in note 7 of the notes to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8. Such information is hereby incorporated by reference. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 2, 2011

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2010	2009
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$52,854	$68,918
Cash and securities segregated for regulatory and
other purposes	142,446	78,133
Deposits with clearing organizations	23,228	25,798
Receivable from brokers and clearing organizations	302,844	390,912
Receivable from customers, net of allowance for
credit losses of $2,716 ($2,378 in 2009)	924,817	826,658
Income taxes receivable	4,979	5,509
Securities purchased under agreements to resell	347,070	163,825
Securities owned, including amounts pledged of $102,501
($156,248 in 2009), at fair value	367,019	238,372
Notes receivable, net	59,786	61,396
Office facilities, net	22,875	22,356
Deferred income taxes, net	-	15,359
Intangible assets, net	40,979	45,303
Goodwill	132,472	132,472
Other	198,665	128,372
	$2,620,034	$2,203,383

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,
	2010	2009
(Expressed in thousands of dollars, except share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$61,055	$48,097
Bank call loans	147,000	-
Payable to brokers and clearing organizations	372,697	436,018
Payable to customers	406,916	488,360
Securities sold under agreements to repurchase	390,456	155,625
Securities sold, but not yet purchased, at fair value	160,052	131,739
Accrued compensation	175,938	202,525
Accounts payable and other liabilities	262,506	150,049
Senior secured credit note	22,503	32,503
Subordinated note	100,000	100,000
Deferred income taxes, net	16,295	-
Excess of fair value of acquired assets over cost	7,020	7,020
	2,122,438	1,751,936

Stockholders' equity
Share capital
Class A non-voting common stock (2010 – 13,268,522 shares issued and outstanding 2009 – 13,118,001 shares issued and outstanding)	51,768	47,691
Class B voting common stock
99,680 shares issued and outstanding	133	133
	51,901	47,824
Contributed capital	47,808	41,978
Retained earnings	394,648	362,188
Accumulated other comprehensive income (loss)	207	(543)
Total Oppenheimer Holdings Inc. stockholders’ equity	494,564	451,447
Non-controlling interest	3,032	-
	497,596	451,447
	$2,620,034	$2,203,383

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(Expressed in thousands of dollars, except per share amounts)
REVENUE:
Commissions	$537,730	$555,574	$532,682
Principal transactions, net	77,183	107,094	20,651
Interest	45,871	35,960	61,793
Investment banking	134,906	90,960	83,541
Advisory fees	187,888	160,705	198,960
Other	51,494	41,140	22,443
	1,035,072	991,433	920,070

EXPENSES:
Compensation and related expenses	672,244	672,325	626,030
Clearing and exchange fees	25,754	26,748	31,007
Communications and technology	64,700	62,724	75,359
Occupancy and equipment costs	74,389	74,372	69,945
Interest	25,914	21,050	38,998
Other	101,305	99,401	114,774
	964,306	956,620	956,113

Profit (loss) before income taxes	70,766	34,813	(36,043)

Income tax provision (benefit)	30,187	15,326	(15,273)

Net profit (loss) for the year	40,579	19,487	(20,770)

Less net profit attributable to non-controlling interest, net of tax	2,248	-	-
Net profit attributable to Oppenheimer Holdings Inc.	$38,331	$19,487	$(20,770)

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$2.87	$1.49	$(1.57)
Diluted	$2.76	$1.45	$(1.57)

Weighted average common shares
Basic	13,340,846	13,110,647	13,199,580
Diluted	13,897,261	13,441,279	13,199,580
The accompanying notes are an integral part of these consolidated financial statements.

.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31,
2010	2009	2008
(Expressed in thousands of dollars)

Net profit (loss) for year	$40,579	$19,487	$(20,770)

Other Comprehensive income (loss):
Currency translation adjustment	1,597	(99)	31
Change in cash flow hedges, net of tax	(847)	884	(388)

Comprehensive income (loss) for the year	$41,329	$20,272	$(21,127)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008
	(Expressed in thousands of dollars)
Share capital
Balance at beginning of year	$47,824	$43,653	$53,054
Issuance of Class A non-voting common stock	4,077	4,730	7,786
Repurchase of Class A non-voting common stock
for cancellation	-	(559)	(17,187)
Balance at end of year	$51,901	$47,824	$43,653

Contributed capital
Balance at beginning of year	$41,978	$34,924	$16,760
Issuance of warrant to purchase 1 million shares
of Class A non-voting common stock	-	-	10,487
Tax (shortfall) benefit from share-based awards	(71)	230	698
Share-based expense	7,611	7,001	7,334
Vested employee share plan awards	(1,710)	(177)	(355)
Balance at end of year	$47,808	$41,978	$34,924

Retained earnings
Balance at beginning of year	$362,188	$348,477	$375,137
Net profit (loss) for year attributable to Oppenheimer Holdings Inc.	38,331	19,487	(20,770)
Dividends paid ($0.44 per share)	(5,871)	(5,776)	(5,890)
Balance at end of year	$394,648	$362,188	$348,477

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(543)	$(1,328)	$(971)
Currency translation adjustment	1,597	(99)	31
Change in cash flow hedges, net of tax	(847)	884	(388)
Balance at end of year	$207	$(543)	$(1,328)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$494,564	$451,447	$425,726

Non-controlling interest
Grant of non-controlling interest	$784	-	-
Net profit attributable to non-controlling interest, net of tax	2,248	-	-
Balance at end of year	$3,032	-	-

Total Stockholders’ Equity	$497,596	$451,447	$425,726
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008
(Expressed in thousands of dollars)
Cash flows from operating activities:
Net profit (loss) for year	$40,579	$19,487	$(20,770)
Adjustments to reconcile net profit to net cash provided by operating activities:
Non-cash items included in net profit (loss):
Depreciation and amortization of office facilities and leasehold improvements	12,448	12,630	11,474
Deferred income taxes	31,652	(14,271)	(12,300)
Amortization of notes receivable	19,657	18,462	16,761
Amortization of debt issuance costs	985	1,188	1,227
Amortization of intangible assets	4,324	4,814	5,058
Provision for credit losses	338	352	1,473
Share-based compensation	4,242	17,246	(112)
Decrease (increase) in operating assets:
Cash and securities segregated for
regulatory and other purposes	(64,313)	(21,100)	10,529
Deposits with clearing organizations	2,570	(11,443)	2,047
Receivable from brokers and clearing
organizations	88,068	(112,677)	394,047
Receivable from customers	(98,497)	(179,524)	230,773
Income taxes receivable	4	7,138	(12,647)
Securities purchased under agreements to resell	(183,245)	(163,825)	-
Securities owned	(128,647)	(110,893)	81,618
Notes receivable	(18,047)	(26,412)	(25,284)
Other assets	(70,489)	(51,367)	43,990
Increase (decrease) in operating liabilities:
Drafts payable	12,958	(4,468)	(4,360)
Payable to brokers and clearing
organizations	(64,168)	277,254	(649,734)
Payable to customers	(81,445)	80,057	(37,996)
Securities sold under agreements to repurchase	234,831	155,625
Securities sold, but not yet purchased	28,313	104,285	(14,333)
Accrued compensation	(23,163)	14,141	34,334
Accounts payable and other liabilities	113,770	38,018	14,984
Income taxes payable	-	-	(11,020)
Cash (used in) provided by operating activities	(137,277)	54,717	59,759

The accompanying notes are an integral part of these consolidated financial statements.

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008
(Expressed in thousands of dollars)
Cash flows from investing activities:
Acquisition, net of cash acquired	-	-	(50,335)
Purchase of office facilities	(12,157)	(7,762)	(15,243)
Cash used in investing activities	(12,157)	(7,762)	(65,578)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and
Class B voting common stock	(5,871)	(5,776)	(5,890)
Issuance of Class A non-voting common stock	2,312	3,043	5,740
Repurchase of Class A non-voting common stock
for cancellation	-	(559)	(17,187)
Tax benefit (shortfall) from share-based awards	(71)	230	698
Debt issuance costs	-	-	(397)
Issuance of subordinated note	-	-	100,000
Repayments of senior secured credit note	(10,000)	(15,160)	(35,662)
Increase (decrease) in bank call loans, net	147,000	(6,500)	(22,500)
Cash provided by (used in) financing activities	133,370	(24,722)	24,802
Net increase (decrease) in cash and cash
equivalents	(16,064)	22,233	18,983
Cash and cash equivalents, beginning of year	68,918	46,685	27,702
Cash and cash equivalents, end of year	$52,854	$68,918	$46,685

Schedule of non-cash investing and financing
activities:
Warrants issued	-	-	$10,487
Employee share plan issuance	$1,765	$1,687	$2,046

Supplemental disclosure of cash flow
information:
Cash paid during the year for interest	$15,938	$16,248	$32,078
Cash paid during the year for income taxes	$13,913	$23,719	$13,750

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

1.    Summary of significant accounting policies

Basis of Presentation

Oppenheimer Holdings Inc. (”OPY") is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer E.U. Ltd., based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.  Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.  Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s Annual Report on Form 10-K and in its annual report to stockholders. All material intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

During the first quarter of 2010, the Company issued 32.66 common shares of its OMHHF subsidiary to two founding members of OMHHF. Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s consolidated balance sheet.  As of December 31, 2010, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the consolidated balance sheet was $3.0 million.

The Company identified certain over-accruals in compensation and related expenses relating to prior periods which the Company has adjusted in the year ended December 31, 2010.  These out-of-period adjustments, which were not material to any prior period, resulted in a decrease to compensation and related expenses of $3.7 million for the year ended December 31, 2010.

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

In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, the carrying amount of goodwill and other intangible assets, valuation of stock-based compensation plans, and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain areas in which estimates are a significant component of the amounts reported in the consolidated financial statements follows.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers.  Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments.  Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments.  Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active.  Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability.  Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities.  A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at December 31, 2010 ($950,000 at December 31, 2009 with a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2010, the fair value of the resale agreements and repurchase agreements was $334.7 million and $390.5 million, respectively. During the year ended December 31, 2010, the amount of gains related to resale agreements was $nil. During the year ended December 31, 2010, the amount of losses related to repurchase agreements was $80,600.

Financing Receivables

The Company’s financing receivables include customer margin loans, securities purchased under agreements to resell (“resale agreements”), and securities borrowed transactions.  The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

Allowance for Credit Losses

The Company’s financing receivables are secured by collateral received from clients and counterparties.  In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or fulfill the obligation of fails to deliver.  The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.

Customer receivables, primarily consisting of customer margin loans collateralized by customer-owned securities, are stated net of allowance for credit losses. The Company reviews large customer accounts that do not comply with the Company’s margin requirements on a case-by-case basis to determine the likelihood of collection and records an allowance for credit loss following that process. For small customer accounts that do not comply with the Company’s margin requirements, the allowance for credit loss is generally recorded as the amount of unsecured or partially secured receivables.

The Company also makes loans or pays advances to financial advisors as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

Legal and Regulatory Reserves

The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss.  When loss contingencies are not probable and cannot be reasonably estimated, the Company does not establish reserves.

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

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

Accounting standards require goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill recorded as at December 31, 2010 has been tested for impairment and it has been determined that no impairment has occurred. See note 15 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. (see note 18 for further discussion).  If the earn-out from this acquisition exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil as at December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. See note 15 for further discussion.

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

Notes Receivable

The Company had notes receivable, net from employees of approximately $59.8 million at December 31, 2010. The notes are recorded in the consolidated balance sheet at face value of approximately $123.4 million less accumulated amortization and reserves of $55.7 million and $7.9 million, respectively, at December 31, 2010. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Management monitors and compares individual financial advisor production to each loan issued to ensure future recoverability.  Amortization of notes receivable is included in the consolidated statements of operations in compensation and related expenses.

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

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and stockholders’ equity at historical rates. Cumulative translation adjustments of $1.6 million are included in accumulated other comprehensive income on the consolidated balance sheets. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer E.U. Ltd. which has the U.S. dollar as its functional currency.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.  Deferred tax balances are determined by applying the enacted tax rates applicable to the periods in which items will reverse.

The Company permanently reinvests eligible earnings of it foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.

New Accounting Pronouncements

Recently Adopted

In June 2009, the Financial Accounting Standards Board ("FASB") updated the accounting guidance for transfers of financial assets.  The updated guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting.  In addition, the updated guidance provides clarification and amendments to the derecognition criteria for a transfer to be accounted for as a sale and changes the amount of recognized gains or losses on transfers accounted for as a sale when beneficial interests are received by the transferor.  The updated guidance also provides extensive new disclosure requirements for collateral transferred, servicing assets and liabilities, transfers accounted for as sales in securitization and asset-backed financing arrangements when the transferor has continuing involvement with the transferred assets, and transfers of financial assets accounted for as secured borrowings.  The updated guidance is to be applied prospectively to new transfers of financial assets occurring in fiscal years beginning after November 15, 2009.  The Company’s adoption of the updated guidance did not have an impact on its financial condition, results of operations or cash flows.

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

In February 2010, the FASB issued ASU No. 2010-10, “Consolidation – Amendments for Certain Investment Funds”, that will indefinitely defer the effective date of the updated VIE accounting guidance for certain investment funds.  To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a QSPE.  The Company’s investment funds meet the conditions in ASU No. 2010-10 and qualify for the deferral adoption.  Therefore, the Company is not required to consolidate any of its investment funds which are VIEs until further guidance is issued.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. See note 4 for further details. In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company will adopt this requirement in the reporting period ending March 31, 2011.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010−20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010−20”).  ASU No. 2010−20 requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and manages its credit exposure. ASU No. 2010−20 is effective for interim and annual reporting periods after December 15, 2010. The Company adopted ASU No. 2010−20 in the fourth quarter of 2010.  The Company’s financing receivables that meet the definition in this update include customer margin loans, resale agreements, and securities borrowed transactions.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $29.8 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2010 (2009 - $28.5 million). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

OMHHF had client funds held in escrow totaling $112.5 million at December 31, 2010 (2009 - $49.7 million).

Oppenheimer Trust  had a deposit of $100,000 with the State of Ohio at December 31, 2010.

3. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	As at December 31,
	2010	2009
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$199,117	$299,925
Receivable from brokers	20,609	23,019
Securities failed to deliver	23,673	20,532
Clearing organizations	11,038	17,291
Omnibus accounts	19,129	9,192
Other	29,278	20,953
	$302,844	$390,912

	As at December 31,
	2010	2009
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$345,462	$412,420
Securities failed to receive	24,944	21,728
Clearing organizations and other	2,291	1,870
	$372,697	$436,018

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	As at December 31,
	2010		2009
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$160,114	$105,564	$84,168	$74,152
Corporate debt and other obligations	32,204	6,788	30,330	7,323
Mortgage and other asset-backed securities	2,895	25	4,035	5
Municipal obligations	55,089	383	34,606	1,707
Convertible bonds	39,015	11,093	35,001	12,121
Corporate equities	39,151	36,164	43,728	36,286
Other	38,551	35	6,504	145
Total	$367,019	$160,052	$238,372	$131,739

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2010 are corporate equities with estimated fair values of approximately $14.3 million ($13.1 million at December 31, 2009), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

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

Corporate Equities

Equity securities and options are generally valued based on quoted prices from the exchange or market where traded and categorized as Level 1 in the fair value hierarchy. To the extent quoted prices are not available, prices are generally derived using bid/ask spreads, and these securities are generally categorized in Level 2 of the fair value hierarchy.

The Company held one exchange membership seat with the Chicago Board Options Exchange (“CBOE”) which was converted to 80,000 common shares when CBOE’s parent company, CBOE Holdings, was publicly listed on June 14, 2010.   The Company sold 20,000 shares in the initial public offering at $29 per share, sold a further 25,626 shares in the fourth quarter of 2010 and continues to hold 17,864 shares that are restricted for sale with a twelve month restriction period (“A-2 Shares”).  The Company uses the Black-Scholes model to calculate the value of a call option to purchase securities of CBOE Holdings which is used as a proxy for the discount associated with the selling restrictions.  The inputs into the Black-Scholes model include the volatility of CBOE Holdings’ common shares and yields associated with six month Treasury bills and twelve month Treasury notes.  At December 31, 2010, the Company valued the restricted shares at $368,400 and recorded an unrealized gain of $362,500 for the year ended December 31, 2010.  The Company has categorized the restricted shares of CBOE Holdings as Level 2 in the fair value hierarchy.

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at December 31, 2010, the Company had purchased approximately $36.7 million in ARS from its clients and expects to purchase at least an additional $9.6 million of ARS from clients by May 2011. The Company’s purchases of ARS from clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

In addition to the purchases of $36.7 million of ARS from clients referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of December 31, 2010 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2010, the Company had a valuation adjustment (unrealized) of $1.8 million for ARS.

Investments

In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds.  The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.  Due to the illiquid nature of these investments and difficulties in obtaining observable inputs, these investments are included in Level 3 of the fair value hierarchy.

The following table provides information about the Company’s investments in Company-sponsored funds at December 31, 2010.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,472	$ -	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,301	4,685	N/A	N/A
Distressed Opportunities Fund(3)	12,285	-	Semi-Annually	180 Days

Total	$16,058	$4,685

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, have been categorized based upon the above fair value hierarchy as follows:

Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$14,384	$ -	$ -	$14,384
Securities segregated for regulatory
and other purposes	14,497	-	-	14,497
Deposits with clearing organizations	9,094	-	-	9,094
Securities owned:
U.S. Treasury obligations	115,790	-	-	115,790
U.S. Agency obligations	23,963	20,348	-	44,311
Sovereign obligations	13	-	-	13
Corporate debt and other obligations	-	32,204	-	32,204
Mortgage and other asset-backed	-	2,881	14	2,895
securities
Municipal obligations	-	53,302	1,787	55,089
Convertible bonds	-	39,015	-	39,015
Corporate equities	31,798	7,353	-	39,151
Other	2,643	-	35,908	38,551
Securities owned, at fair value	174,207	155,103	37,709	367,019
Investments (1)	12,522	34,563	17,208	64,293
Derivative contracts (2)	-	513,790	-	513,790
Securities purchased under agreement to resell (4)	-	332,179	-	332,179
Total	$224,704	$1,035,635	$54,917	$1,315,256

Expressed in thousands of dollars.

Fair Value Measurements
As of December 31, 2010
Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$101,060	$ -	$ -	$101,060
U.S. Agency obligations	4,405	99	-	4,504
Sovereign obligations	-	-	-	-
Corporate debt and other obligations	-	6,788	-	6,788
Mortgage and other asset-backed
securities	-	25	-	25
Municipal obligations	-	383	-	383
Convertible bonds	-	11,093	-	11,093
Corporate equities	20,962	15,202	-	36,164
Other	35	-	-	35
Securities sold, but not yet purchased, at fair value	126,462	33,590	-	160,052
Investments	12	-	-	12
Derivative contracts (3)	147	532,510	-	532,657
Securities sold under agreements to repurchase (4)	-	389,305	-	389,305
Total	$126,621	$955,405	$ -	$1,082,026
(1) Included in other assets on the consolidated balance sheet.
(2 Primarily represents the fair value of purchases of “To-Be-Announced” securities (TBAs). See “Derivatives used for trading and investment purposes” below.
(3) Primarily represents the fair value of sales of TBAs. See “Derivatives used for trading and investment purposes” below.
(4) Includes securities purchased under agreements to resell and securities sold under agreements to repurchase where the Company has elected the fair value option.

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the year ended December 31, 2010.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the year ended December 31, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	$2	$8	$(11)	$(302)	$14
Municipal obligations (2)	1,075	(4)	(836)	1,990	(438)	1,787

Other (3)	4,450	-	(1,716)	32,674	500	35,908
Investments (4)	15,981	(116)	1,113	10	220	17,208
Total assets	$21,823	$(118)	$(1,431)	$34,663	$(20)	$54,917

(1) Represents non-agency securities primarily collateralized by home equity and manufactured housing.
(2) Includes Municipal Auction Rate Securities (“MARS”) issued by municipalities that failed in the auction.
(3) Represents auction rate preferred securities and Student Loan Auction Rate Securities (“SLARS”) that failed in the auction rate market.
(4) Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5) Included in principal transactions, net on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(6) Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	Opening Balance	Realized Gains (Losses) (5)	Unrealized Gains (Losses) (5) (6)	Purchases, Sales, Issuances, Settlements	Transfers In / Out	Ending Balance
For the year ended December 31, 2009
Assets:
Convertible bonds	$ 815	$ (124)	$ -	$ (691)	$ -	$ -
Mortgage and other asset-backed securities (1)	1,610	323	(160)	(1,406)	(50)	317
Municipal obligations	-	-	-	-	1,075	1,075

Other (2)	5,325	-	-	(875)	-	4,450
Investments (3)	12,085	(76)	4,742	-	(770)	15,981
Total assets	$19,835	$123	$4,582	$(2,972)	$255	$21,823
Liabilities:
Other (2)	$ (375)	-	-	375	-	$ -
Derivative contracts (4)	(2,516)	45	-	2,471	-	-
Total liabilities	$(2,891)	$45	-	$2,846	-	$-

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

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at December 31, 2010 ($950,000 in 2009 with a fair value of $940,000 which is categorized in Level 2 of the fair value hierarchy).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2010, the fair value of the resale repurchase agreements and repurchase agreements was $334.7 and $390.5 million, respectively.  During the year ended December 31, 2010, the amount of gains related to resale agreements was $nil. During the year ended December 31, 2010, the amount of losses related to repurchase agreements was $80,600.

Fair Value of Derivative Instruments

The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes.  Risks managed using derivative instruments include interest rate risk and, to a lesser extent, foreign exchange risk.  Interest rate swaps and interest rate caps are entered into to manage the Company’s interest rate risk associated with floating-rate borrowings. All derivative instruments are measured at fair value and are recognized as either assets or liabilities on the consolidated balance sheet.  The Company designates interest rate swaps and interest rate caps as cash flow hedges of floating-rate borrowings.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See note 7 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2010, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $450,900 ($861,000 in 2009) and has been recorded as other comprehensive income on the consolidated statement of comprehensive income (loss).  There was no ineffective portion as at December 31, 2010. The interest rate swaps had a weighted-average fixed interest rate of 5.45% (5.45% in 2009) and a weighted-average maturity of 3 months at December 31, 2010.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See note 7 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2010, the effective portion of the net loss on the interest rate cap, after tax, was approximately $1.3 million (a gain of $23,000 in 2009) and has been recorded as other comprehensive income (loss) on the consolidated statement of comprehensive income (loss). There was no ineffective portion as at December 31, 2010. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.  As at December 31, 2010, the cumulative amortization of the premium on the interest rate cap was $366,000 ($24,000 at December 31, 2009).

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At December 31, 2010, the Company did not have any such hedges in place.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At December 31, 2010, the Company had 140 open short contracts for 10-year U.S. Treasury notes with a fair value of $147,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.

The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the "To-Be-Announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue. See Fair Value of Derivative Instruments tables below for TBAs outstanding at December 31, 2010.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral.  These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment.  At December 31, 2010, the fair value of the forward repurchase commitment was approximately $35,000.

The notional amounts and fair values of the Company’s derivatives at December 31, 2010 and 2009 by product were as follows:

Fair Value of Derivative Instruments
As of December 31, 2010
Expressed in thousands of dollars	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$ 100,000	$ 178

Derivatives not designated as hedging instruments (1)
Other contracts (4)	TBAs	496,266	513,612

Total Assets		$ 596,266	$ 513,790

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$ 9,000	$ 116

Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures	14,000	147
Other contracts	TBAs	518,987	532,359
	Forward Purchase Commitment (2)	3,250,000	35
Sub-total		3,782,987	532,541
Total Liabilities		$ 3,791,987	$ 532,657

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

Fair Value of Derivative Instruments
As of December 31, 2009
Expressed in thousands of dollars	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$ 100,000	$ 2,356

Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$ 329,169	$ 3,498

Total Assets		$ 429,169	$ 5,854

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$ 36,000	$ 875

Derivatives not designated as hedging instruments
Commodity contracts	U.S Treasury Futures	$ 10,000	$ 178
Other contracts	TBAs	329,169	-
	Forward Purchase Commitment (2)	800,000	97
Sub-total		$ 1,139,169	$ 275
Total Liabilities		$ 1,175,169	$ 1,150

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

 The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended December 31, 2010.

Expressed in thousands of dollars.		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Loca-tion	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 451	Interest expense	$ (813)
	Caps (3)	N/A	-	(1,298)	Other revenue	(181)

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,454)	-	None	- -
	Federal Funds Futures	Principal transaction revenue	(84)	-	None	-
	Euro-dollar Futures	Principal transaction revenue	(31)	-	None	-
Foreign exchange contracts	Options	Other revenue	7	-	None	-
Other contracts	TBAs	Principal transaction revenue	14,044	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(776)	-	None	-
Total			$11,707	$ (847)		$ (994)

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the year ended December 31, 2010.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps and caps are used to hedge interest rate risk associated with the Senior Secured Credit Note and the Subordinated Note. As a result, changes in fair value of the interest rate swaps and caps are offset by interest rate changes on the outstanding Senior Secured Credit Note and Subordinated Note balances. There was no ineffective portion as at December 31, 2010.

(4) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended December 31, 2009.

Expressed in thousands of dollars.		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges:
Interest rate contracts	Swaps (3)	N/A	$ -	$ 861	Interest Expense	$ (1,774)
	Caps (3)	N/A	-	23	Other	(61)

Derivatives used for trading and investment:
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	2,431	-	None	-
	Federal Funds Futures	Principal transaction revenue	(59)
	Euro-dollar Futures	Principal transaction revenue	(19)
Foreign exchange contracts	Forwards	Other revenue	1	-	None	-
Other contracts	TBAs	Principal transaction revenue	4,227	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(97)	-	None	-

Credit-Risk Related Contingent Features:
Warehouse facility	Excess retention (1)	Principal transaction revenue	47	-	None	-
Total			$ 6,531	$ 884		$(1,835)

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the year ended December 31, 2009.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps and caps are used to hedge interest rate risk associated with the Senior Secured Credit Note and the Subordinated Note. As a result, changes in fair value of the interest rate swaps and caps are offset by interest rate changes on the outstanding Senior Secured Credit Note and Subordinated Note balances. There was no ineffective portion as at December 31, 2009.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At December 31, 2010, bank call loans were $147.0 million ($nil at December 31, 2009).

At December 31, 2010, the Company had both uncollateralized and collateralized borrowings. The collateralized loans, collateralized by firm and customer securities with market values of approximately $140.1 million and $184.6 million, respectively, at December 31, 2010, are primarily with two U.S. money center banks. At December 31, 2010, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $278.4 million under securities loan agreements.

At December 31, 2010, the Company had pledged $225.4 million of customer securities directly with the Options Clearing Corporation.

At December 31, 2010, the Company had no outstanding letters of credit.

In June 2009, the Company significantly expanded its government trading operations and began financing those operations through the use of repurchase agreements and resale agreements.  Except as described below, repurchase and resale agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.  Repurchase and resale agreements are presented on a net-by-counterparty basis, when the repurchase and resale agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and resale agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and resale agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and resale agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2010, the fair value of the resale agreements and repurchase agreements were $334.7 million and $390.5 million, respectively.  During the year ended December 31, 2010, the amount of gains related to resale agreements was $nil. During the year ended December 31, 2010, the amount of losses related to repurchase agreements was $80,600. At December 31, 2010, the gross balances of resale agreements and repurchase agreements were $4.0 billion and $4.1 billion, respectively.

The Company receives collateral in connection with securities borrowed and resale agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2010, the fair value of securities received as collateral under securities borrowed transactions and resale agreements was $192.1 million ($289.0 million at December 31, 2009) and $3.9 billion ($1.7 billion at December 31, 2009), respectively, of which the Company has re-pledged approximately $47.3 million ($53.3 million at December 31, 2009) under securities loaned transactions and $3.9 billion under repurchase agreements ($1.6 billion at December 31, 2009).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $102.5 million, as presented on the face of the consolidated balance sheet at December 31, 2010 ($156.2 million at December 31, 2009). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $149.9 million as at December 31, 2010 ($63.8 million at December 31, 2009).

The Company manages credit exposure arising from repurchase and resale agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate and the right to offset a counterparty’s rights and obligations.  The Company also monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.

One of the Company's funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of December 31, 2010, Lehman Brothers International (Europe) held securities with a fair value of $9.0 million that were segregated and not re-hypothecated.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of December 31, 2010 are receivables from six major U.S. broker-dealers totaling approximately $161.5 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $78.0 million ($73.1 million as of December 31, 2009) and had $nil in Excess Retention ($nil as of December 31, 2009) as of December 31, 2010.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in resale and repurchase agreements, substantially all open contracts at December 31, 2010 are with the FICC. The clearing corporations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2010, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of December 31, 2010, the Company had $7.9 million committed under such financing arrangements.

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

A subsidiary of the Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its right to receive management and incentive fees. The Company’s investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited in amount.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-

consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at December 31, 2010 and 2009:

As of December 31, 2010
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,769,382	$775	$-	$-	$775
Private Equity Funds	157,196	22	-	5	27
Total	$1,926,578	$797	$-	$5	$802

(1) Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2) Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

As of December 31, 2009
Expressed in thousands of dollars.
	Total VIE Assets	Carrying Value of the Company's Variable Interest Assets (1) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,564,486	$830	$-	$-	$830
Private Equity Funds	123,701	34	-	5	39
Total	$1,688,187	$864	$-	$5	$869

(1) Included in other assets on the consolidated balance sheet.

5. Office Facilities

Amounts are expressed in thousands of dollars.

			December 31, 2010	December 31, 2009
	Cost	Accumulated depreciation/ amortization	Net book value	Net book value
Furniture, fixtures and equipment	$82,123	66,226	$15,897	$15,108
Leasehold improvements	33,994	27,016	6,978	7,248
	$116,117	93,242	$22,875	$22,356

Depreciation and amortization expense, included in occupancy and equipment costs, was $12.4 million, $12.6 million and $11.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2010 (2.0% at December 31, 2009). Details of the bank call loans are as follows.

 Amounts are expressed in thousands of dollars, except percentages.

	2010	2009
Year-end balance	$147,000	Nil
Weighted interest rate (at end of year)	1.28%	-
Maximum balance (at any month end)	$147,000	$121,900
Average amount outstanding (during the year)	$61,639	$54,697
Average interest rate (during the year)	1.28%	1.73%

Interest expense for the year ended December 31, 2010 on bank call loans was $805,200  ($900,300 in 2009 and $3.0 million in 2008).

 7. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at December 31, 2010	December 31, 2010	December 31, 2009

Senior Secured Credit Note (a)	7/31/2013	4.79%	$22,503	$32,503

Subordinated Note (b)	1/31/2014	5.54%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.20 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 1.40 at December 31, 2010; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the year ended December 31, 2010 was 4.79%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010, on the Senior Secured Credit Note was $1.5 million ($2.1 million in 2009). Of the $22.5 million principal amount outstanding at December 31, 2010, $5.0 million of principal is expected to be paid within 12 months.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

(b) On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The Subordinated Note is due and payable on January 31, 2014 with interest payable on a quarterly basis. The purpose of this note is to support the capital requirements of the acquired business.  In accordance with the Subordinated Note, the Company has provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.60 at December 31, 2010 and (ii) the Company maintain a minimum fixed charge ratio of 1.15 at December 31, 2010; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At December 31, 2010, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the year ended December 31, 2010 was 5.67%. Interest expense, as well as interest paid on a cash basis for the year ended December 31, 2010 on the Subordinated Note was $5.7 million ($6.2 million in 2009).

8. Share capital

The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share (“Class A Stock”); and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share (“Class B Stock”). No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2010	2009	2008

Class A Stock outstanding, beginning of year	13,118,001	12,899,465	13,266,596
Issued pursuant to share-based compensation plans	150,521	268,536	282,869
Repurchased and cancelled pursuant to the issuer bid	-	(50,000)	(650,000)

Class A Stock outstanding, end of year	13,268,522	13,118,001	12,899,465

Share-based compensation plans are described in note 12.

Issuer Bid

In the year ended December 31, 2010, the Company did not pursue a stock buy-back program. All shares purchased pursuant to Issuer Bids are cancelled.

Expressed in thousands of dollars, except per share amounts.

	2010	2009	2008

Class A Stock purchased and cancelled pursuant to an Issuer Bid	-	50,000	650,000
Total consideration	-	$559	$17,187
Average price per share	-	$11.18	$26.44

Dividends

In 2010, the Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock as follows ($0.44 in 2009 and 2008):

Dividends per share	Record Date	Payment Date
$0.11	February 12, 2010	February 26, 2010
$0.11	May 14, 2010	May 28, 2010
$0.11	August 13, 2010	August 27, 2010
$0.11	November 12, 2010	November 26, 2010

9. Contributed Capital

Contributed capital includes the impact of share-based awards. See note 12 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in relation to the January 2008 acquisition, as described in note 18.

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

Earnings per share has been calculated as follows.

Expressed in thousands of dollars, except share and per share amounts.

	Year ended December 31,
	2010	2009	2008
Basic weighted average number of shares outstanding	13,340,846	13,110,647	13,199,580
Net dilutive effect of warrants, treasury method (1)	-	-	-
Net dilutive effect of share-based awards, treasury method (2)	556,415	330,632	-
Diluted common shares	13,897,261	13,441,279	13,199,580

Net profit (loss), for the year	$40,579	$19,487	$(20,770)
Net profit attributable to non- controlling interests	2,248	-	-
Net profit (loss) available to Oppenheimer Holdings Inc. stockholders and assumed conversions	$38,331	$19,487	$(20,770)

Basic earnings (loss) per share	$2.87	$1.49	$(1.57)
Diluted earnings (loss) per share	$2.76	$1.45	$(1.57)

(1)

As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the years ended December 31, 2010, 2009 and 2008, the effect of the warrants is anti-dilutive.

(2) The diluted earnings per share computations do not include the antidilutive effect of the following items:
	Year ended December 31,
	2010	2009	2008
Number of antidilutive warrants, options and restricted shares, for the period	1,254,279	1,459,642	1,460,194

11. Income Taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows.

	Year ended December 31,
	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

U.S. state and local income taxes, net of U.S. federal
income tax benefits (1)	7.0	6.9%	5.2%
Tax exempt income, including dividends	-0.7%	-1.7%	2.8%
Business promotion and other non-deductible expenses	0.7%	0.9%	-1.5%

Non-U.S. Operations	-0.3%	-1.4%	-0.1%
Other (2)	1.0%	4.3%	1.0%

Effective income tax rate	42.7%	44.0%	42.4%

(1)

In 2008, other primarily includes the effect of tax authority audits.

(2)

In 2009, other primarily includes the tax impact of $1.9 million related to moving the jurisdiction of incorporation of parent company from Canada to the United States.

Income taxes included in the consolidated statements of operations represent the following.

Expressed in thousands of dollars.

	Year ended December 31,
	2010	2009	2008
Current:
U.S. federal tax (benefit)	$(4,854)	$21,280	$(2,430)
State and local tax (benefit)	2,704	7,263	(791)
Non- U.S. operations	685	1,054	248
	(1,465)	29,597	(2,973)
Deferred:
U.S. federal tax (benefit)	27,839	(10,261)	(9,198)
State and local tax (benefit)	3,361	(3,502)	(2,992)
Non U.S. operations (benefit)	452	(508)	(110)
	31,652	(14,271)	(12,300)
	$30,187	$15,326	$(15,273)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows.

Expressed in thousands of dollars.

	December 31,
	2010	2009
Deferred tax assets:
Employee deferred compensation plans	$27,669	$33,672
Reserve for litigation and legal fees	5,893	4,545
Allowance for doubtful accounts	1,175	1,091
Other	12,032	12,697
Total deferred tax assets	46,769	52,005

Deferred tax liabilities:
Goodwill amortization (Section 197)	33,156	29,905
Change in accounting method	17,012	0
Partnership investments	6,863	3,104
Capital markets acquisition (2008)	4,982	4,982
Involuntary conversion	2,395	2,371
Book versus tax depreciation differences	768	0
Other	2,601	1,451
Total deferred tax liabilities	67,777	41,813

U.S. deferred tax asset/(liabilities) , net	(21,009)	10,192

Non U.S. deferred tax asset/(liabilities) , net	4,714	5,167

Deferred tax asset/(liabilities) , net	$(16,295)	$15,359

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

The Company adopted such accounting guidance on January 1, 2007 which resulted in a cumulative adjustment to opening retained earnings in the amount of $823,000.  Management has evaluated its tax positions and determined that it has no uncertain tax positions requiring financial statement recognition as of December 31, 2010 and 2009.

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and States in which the Company has significant business operations. The Company has closed tax years through 2006 with the IRS and New York State and subsequent periods remain open.  The Company has closed tax years through 2003 with New York City and the subsequent periods remain open.  The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. For the year ended December 31, 2010, profit before income taxes for foreign operations was $3.7 million ($5.3 million in 2009 and $192,000 in 2008).  The Company has a net operating loss of $18.8 million related to Oppenheimer Israel (OPCO) Ltd. which it believes realization is more likely than not based on expectations of future taxable income in Israel.

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

The fair value of each award of stock options was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2010	2009	2008	2007	2006	2005

Expected term (1)	4.5 years	5 years	2.4 years	5 years	5 years	5 years
Expected volatility factor (2)	48.58%	39.17%	36.41%	39.67%	26.57%	23.50%
Risk-free interest rate (3)	2.62%	3.32%	2.13%	4.54%	4.51%	3.89%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.40	$0.38	$0.36

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

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation Committee of the Board of Directors of the Company may grant options to purchase Class A

Stock, Class A Stock awards and restricted Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options are made to the Company’s non-employee directors on a formula basis. Except in 2008, options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. In 2008, options were generally granted for a three year term and generally vested at the rate of 33% of the amount granted on both the first and second anniversary of the grant and 33% three months before expiration.

Stock option activity under the EIP since January 1, 2009 is summarized as follows.

	Year ended December 31, 2010		Year ended December 31, 2009
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	420,707	$31.82	950,732	$31.04
Options granted	17,799	$31.93	27,165	$12.31
Options exercised	(101,500)	$22.80	(146,934)	$20.71
Options forfeited or expired	(52,030)	$35.35	(410,256)	$32.70
Options outstanding, end of year	284,976	$34.39	420,707	$31.82
Options vested, end of year	196,314	$37.53	190,457	$29.70
Weighted average fair value of options granted during the year	$12.97	-	$3.40	-

The aggregate intrinsic value of options outstanding as of December 31, 2010 was $401,600. The aggregate intrinsic value of options vested as of December 31, 2010 was $15,800. The aggregate intrinsic value of options that are expected to vest is $388,500 as of December 31, 2010.

The following table summarizes stock options outstanding and exercisable as at December 31, 2010.

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$9.60 - $25.00	33,396	2.96 years	$14.18	2,674	$20.29
$25.01 - $39.45	251,580	1.81 years	$37.07	193,640	$37.77

$9.60 - $39.45	284,976	1.95 years	$34.39	196,314	$37.53

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2010.

	Year ended December 31, 2010
	Number of Options	Weighted average fair value

Non-vested beginning of year	230,250	$8.85
Granted	17,799	$12.97
Vested	(159,287)	$8.62
Forfeited or expired	(100)	$9.88
Non-vested end of year	88,662	$10.10

In the year ended December 31, 2010, the Company has included approximately $554,000 ($1.2 million in 2009 and $2.5 million in 2008) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2010, there was approximately $396,800 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 3.7 years.

On January 1, 2011 and January 27, 2011, the Company awarded a total of 37,333 options to purchase Class A Stock to current employees and to certain of the Company’s independent directors pursuant to the EIP. These options will be expensed over 4.5 years (the vesting period).

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

The Company has awarded restricted Class A Stock to certain employees as part of their compensation package pursuant to the ESP. These awards are granted from time to time throughout the year based upon the recommendation of the Compensation Committee of the Board of Directors of the Company. These ESP awards are priced at fair value on the date of grant and typically require the completion of a service period (determined by the Compensation Committee). Dividends may or may not accrue during the service period, depending on the terms of individual ESP awards.

The following table summarizes the status of the Company’s non-vested ESP awards for the year ended December 31, 2010.

	Number of shares of Class A Stock subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of year	753,022	$27.13	2.0 years
Granted	194,500	$26.00	4.1 years
Vested	(49,208)	$34.75	-
Forfeited or expired	(10,503)	$23.68	1.0 years
Non-vested end of year	887,811	$26.34	1.8 years

At December 31, 2010, all outstanding ESP awards were non-vested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2010 was approximately $23.3 million. The aggregate intrinsic value of ESP awards that are expected to vest is $22.6 million as of December 31, 2010. In the year ended December 31, 2010, the Company included approximately $7.1 million ($5.9 million in 2009 and $4.8 million in 2008) of compensation expense in its consolidated statements of operations relating to ESP awards.

As of December 31, 2010, there was approximately $19.1 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 1.8 years.

At December 31, 2010, the number of shares of Class A Stock available under the EIP and the ESP, but not yet awarded, was 445,066.

On January 27, 2011, the Company awarded 215,500 restricted shares of Class A Stock to employees under the EIP. These shares of Class A Stock will vest on February 10, 2016, provided that the employee continues to be continuously employed by the Company until the date of vesting. On the same date, the Company awarded 75,500 shares of Class A Stock to employees under the ESP. These shares of Class A Stock will vest on February 10, 2014, provided that the employee continues to be continuously employed by the Company until the date of vesting.

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

The fair value of each OARs award was estimated as at December 31, 2010 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2010
January 13, 2006	231,310	$20.53	13 days	$5.68
January 12, 2007	330,825	$35.44	1 year	$1.77
January 10, 2008	430,775	$37.78	2 years	$6.73
January 12, 2009	404,700	$12.74	3 years	$15.34
January 19, 2010	341,020	$30.68	4 years	$9.43
Total	1,738,630
Total weighted average values		$29.93	2.6 years	$8.80

At December 31, 2010, all outstanding OARs were unvested. The aggregate intrinsic value of OARs outstanding and expected to vest as of December 31, 2010 was $13.0 million. In the year ended December 31, 2010, the Company included a net credit of approximately $3.4 million ($10.2 million of expense in 2009 and a net credit of $7.5 million in 2008) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $6.1 million as of December 31, 2010.

As of December 31, 2010, there was approximately $7.0 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.6 years.

On January 13, 2011, 444,760 OARs were awarded to Oppenheimer employees related to fiscal 2010 performance. These OARs will be expensed over 5 years (the vesting period).

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $16,500, $16,500 and $15,500 per annum in 2010, 2009 and 2008, respectively. The Company made contributions to the 401(k) Plan of $3.5 million, $2.5 million and $736,400 in 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2010 of approximately $7.0 million ($5.8 million in 2009 and $7.7 million in 2008). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose.  At December 31, 2010, the Company’s liability with respect to the EDCP and DIP totaled $35.5 million and is included in accrued compensation on the consolidated balance sheet at December 31, 2010.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2010, the Company’s liability with respect to this plan totaled $14.4 million.

The total amount expensed in 2010 for the Company’s deferred compensation plans was $11.0 million ($12.5 million in 2009 and a net credit of $3.9 million in 2008).

13. Commitments and Contingencies

Commitments

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2019. Future minimum rental commitments under such office and equipment leases as at December 31, 2010 are as follows.

    Expressed in thousands of dollars.

2011	$40,811
2012	33,683
2013	21,892
2014	16,928
2015	12,260
2016 and thereafter	23,202
Total	$148,776

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company's rent expense for the years ended December 31, 2010, 2009 and 2008 was $50.1 million, $50.6 million and $47.1 million, respectively.

At December 31, 2010, the Company had capital commitments of approximately $4.7 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2010, the Company had no collateralized or uncollateralized letters of credit outstanding.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of December 31, 2010, the Company had $7.9 million committed under such financing arrangements.

Contingencies

Legal - Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions, and other litigation, creating substantial exposure.  Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  These proceedings arise primarily from securities brokerage, asset management and investment banking activities.

Regulatory – The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  The investigations include, among other things, inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and various state regulators.

Auction Rate Securities - In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at December 31, 2010, the Company had purchased approximately $36.7 million in ARS from its clients and expects to purchase at least an additional $9.6 million of ARS from its clients by May 2011. The Company establishes valuation adjustments for any unrealized losses at the time that it commits to additional repurchases. The Company’s purchases of ARS from clients will continue on a periodic basis after May 2011 pursuant to the settlements with the Regulators. The ultimate amount of ARS to be purchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

The Company is also named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits related to its sale of ARS. If the ARS market remains frozen, the Company may likely be further subject to claims by its clients.  There can be no guarantee that the Company will be successful in defending any or all of the current actions against it or any subsequent actions filed in the future. Any such failure could, and in certain current ARS actions would,  have a material adverse effect on the results of operations and financial condition of the Company including its cash position.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS.

Accounting - The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss. Based on information currently available and advice of counsel, the Company believes that the eventual outcome of the actions against the Company will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements. However, the ultimate resolution of these legal and regulatory matters may differ materially from these accrued estimated amounts and, accordingly, an adverse result or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company could, and in the case of certain  arbitrations or litigations relating to auction rate securities would, have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of these matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not  possible to reasonably estimate the size of the possible loss or range of loss or additional losses or range of additional losses.

For certain legal and regulatory proceedings, the Company can estimate possible losses, or, ranges of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial statements as a whole. Notwithstanding the foregoing, an adverse result or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company could, and in the case of certain arbitrations or litigations relating to auction rate securities would, have a material adverse effect on the Company’s results of operations and financial condition, including its cash position.

For certain other legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial,  indeterminate or special damages. Numerous issues may need to be reviewed, analyzed or resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of losses.

14. Regulatory requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2010, the net capital of Oppenheimer as calculated under the Rule was $170.8 million or 13.98% of Oppenheimer's aggregate debit items. This was $146.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At December 31, 2010, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2010, Oppenheimer and Freedom had $15.9 million and $13.9 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At December 31, 2010, the regulatory capital of Oppenheimer E.U. Ltd. was $3.2 million which was $865,000 in excess of the $2.3 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At December 31, 2010, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.8 million which was $1.4 million in excess of the $385,000 required to be maintained on that date.  Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2010. The Company had no deposit requirements as of December 31, 2010.

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual test for goodwill impairment as of December 31, 2010. Neither of the impairment analyses resulted in impairment charges.

The Company’s goodwill impairment analysis performed at December 31, 2010 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2009, as follows:

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

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time.  The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD.  The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations.  The Company’s assumptions also included a discount rate of 14.1% and a terminal growth rate of 3% in its calculations.  The Company weighted each of the three valuation methods equally in its overall valuation.  Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of December 31, 2010. The PCD operating segment produced strong revenues, cash flows, and earnings in the twelve-month period ended December 31, 2010.

Intangible assets also arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease.

Customer relationships are carried at $758,000 (which is net of accumulated amortization of $183,000) as at December 31, 2010 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $8.5 million (which is net of accumulated amortization of $12.8 million) as at December 31, 2010 and is being amortized on a straight-line basis over 60 months commencing in January 2008.

Trademarks and trade names recorded as at December 31, 2010 have been tested for impairment and it has been determined that no impairment has occurred.

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

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2010, 2009 and 2008.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Year ended December 31,
	2010	2009	2008
Revenue:
Private Client (1) (2)	$597,303	$543,890	$574,331
Capital Markets	359,164	375,164	273,203
Asset Management (1)	69,197	58,616	61,527
Other	9,408	13,763	11,009
Total	$1,035,072	$991,433	$920,070

Profit (loss) before income taxes:
Private Client (2)	$35,281	$24,825	$64,264
Capital Markets (3) (4)	18,756	(4,854)	(93,975)
Asset Management	22,391	15,892	12,303
Other	(5,662)	(1,050)	(18,635)
Total	$70,766	$34,813	$(36,043)

 (1) For the year ended December 31, 2010, the Asset Management and the Private Client segments earned performance fees of approximately $6.8 million and $6.1 million, respectively

($5.1 million and $5.4 million, respectively, in 2009 and $552,900 and $815,300, respectively, in 2008). These fees are based on participation as general partner in various alternative investments.

(2) For the years ended December 31, 2010, the Private Client segment continued to be negatively impacted by the low interest rate environment. Revenue from margin interest, money fund products and, since March 2008, sponsored FDIC-covered deposits totaled $37.7 million ($45.5 million in 2009 and $89.7 million in 2008).

 (3) For the year ended December 31, 2008, the Capital Markets segment included accrued expenses of $40.2 million for deferred incentive compensation to former CIBC employees for awards made by CIBC prior to the January 14, 2008 acquisition by the Company.

(4) For the year ended December 31, 2008, the Capital Markets segment included transition service charges of $27.3 million paid to CIBC for interim support of the acquired businesses which substantially terminated upon the transition of such businesses to Oppenheimer’s platform in mid August 2008.

For the year ended December 31, 2010, revenue from foreign operations was $36.7 million ($29.6 million in 2009 and $11.6 million in 2008).

17. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

18. 2008 Acquisition

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

Intangible assets also arose from the January 2008 acquisition of certain U.S. capital markets businesses from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships are carried at $758,000 (which is net of accumulated amortization of $183,000) as at December 31, 2010 and are being amortized on a straight-line basis over 180 months commencing in January 2008.  The below market lease is carried at $8.5 million (which is net of accumulated amortization of $12.8 million) as at December 31, 2010 and is being amortized on a straight-line basis over 60 months commencing in January 2008.

The earn-out, which will amount to no less than $25.0 million, was assigned a fair value of $11.1 million at acquisition date. The difference between the full liability and the grant date fair value is being amortized over 60 months commencing in January 2008 and approximately $2.8 million for the year ended December 31, 2010 ($2.8 million in 2009 and in 2008) is included as interest expense in the consolidated statement of operations. If the earn-out exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill, as applicable.  The earn-out for 2010, 2009 and 2008 was $5.0 million in each year.

As part of the transaction, the Company borrowed $100.0 million from CIBC in the form of a five-year Subordinated Note. See note 7. In addition, CIBC is providing a warehouse facility, initially up to $1.5 billion, to OPY Credit Corp. to extend financing commitments to third-party borrowers identified by the Company. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by Oppenheimer and CIBC. See note 4.

In addition, in conjunction with the transaction, the Company agreed to pay to CIBC an estimated $46.4 million over three years from 2008 through 2010 (2008 - $5.3 million; 2009 - $15.9 million; 2010 - $37.2 million) for future payments of deferred incentive compensation to former CIBC employees for awards made by CIBC prior to January 14, 2008. The Company recorded approximately $3.8 million of such expense in the consolidated statement of operations for the year ended December 31, 2010 of which $3.6 million is included in compensation and related expenses and $157,800 is included in interest expense in the consolidated statement of operations ($9.4 million in 2009 of which $7.4 million is included in compensation and related expenses and $2.0 million is included in interest expense and $40.2 million in 2008 of which $33.2 million is included in compensation and related expenses and $7.0 million is included in interest expense). The estimated amounts are based on forfeiture assumptions and actual amounts may differ from these estimates.

19. Subsequent events

On January 28, 2011, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on February 25, 2011 to Class A and Class B Stockholders of record on February 11, 2011.

20. Quarterly Information (unaudited)

Expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2010	Fourth	Third	Second	First	Year

Revenue	$296,760	$235,141	$256,996	$246,175	$1,035,072
Profit before income taxes	$31,274	$7,486	$16,146	$15,860	$70,766
Net profit attributable to Oppenheimer Holdings Inc.	$16,540	$3,421	$9,202	$9,168	$38,331
Earnings per share:
Basic	$1.24	$0.26	$0.69	$0.69	$2.87
Diluted	$1.18	$0.25	$0.66	$0.66	$2.76

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$28.74	$29.86	$30.41	$33.63	$33.63
Low	$23.25	$22.11	$23.79	$24.11	$22.11

	Fiscal Quarters
Year ended December 31, 2009	Fourth	Third	Second	First	Year

Revenue	$273,377	$262,067	$250,724	$205,265	$991,433
Profit (loss) before income taxes	$10,609	$14,050	$12,976	$(2,822)	$34,813
Net profit (loss)	$6,463	$7,908	$7,130	$(2,014)	$19,487
Earnings (loss) per share:
Basic	$0.49	$0.60	$0.55	$(0.15)	$1.49
Diluted	$0.48	$0.59	$0.54	$(0.15)	$1.45

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$34.16	$30.38	$22.83	$14.72	$34.16
Low	$22.85	$20.56	$9.00	$6.70	$6.70

(1) The price quotations above were obtained from the New York Stock Exchange web site.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2010.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on

May 12, 2010 with respect to fiscal 2009.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2009.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference to the Proxy Statement.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Executive Compensation and Related Matters” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Executive Compensation and Related Matters  - Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Executive Compensation and Related Matters - Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i)	Financial Statements
See Item 7 (pages 62 to 117)

	(ii)	Financial Statement Schedules
Not Applicable.

	(iii)	Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 124 to 127)

(b)		Exhibits
See the Exhibit Index included hereinafter on pages 124 to 127

(c)		Financial Statement Schedules excluded from the annual report to stockholders
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of March, 2011.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. L. Bitove	Director	March 2, 2011
J.L. Bitove

/s/ R. Crystal	Director	March 2, 2011
R. Crystal
/s/ W. Ehrhardt	Director	March 2, 2011
W. Ehrhardt
/s/ M.A.M. Keehner	Director	March 2, 2011
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive	March 2, 2011
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 2, 2011
K.W. McArthur

/s/ A.W. Oughtred	Director	March 2, 2011
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 2, 2011
E.K. Roberts	(Principal Financial and Accounting Officer), Director

/s/ B. Winberg	Director	March 2, 2011
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

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).
10.25	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of January 1, 2010 (filed herewith) *
23	Consent of independent accountants (filed herewith) *

31.1	Certification signed by A.G. Lowenthal (filed herewith) *
31.2	Certification signed by E.K. Roberts (filed herewith) *
32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *
32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *