Form 10-Q
period 2011-03-31
OPPENHEIMER HOLDINGS INC
filed 2011-05-05
CIK 791963

As filed with the Securities and Exchange Commission on May 5, 2011

___________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2011 was 13,545,063 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1  Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2011	December 31, 2010
(Expressed in thousands of dollars)
ASSETS
Cash and cash equivalents	$52,940	$52,854
Cash and securities segregated for regulatory and
other purposes	150,157	142,446
Deposits with clearing organizations	26,487	23,228
Receivable from brokers and clearing organizations	348,663	302,844
Receivable from customers, net of allowance for
doubtful accounts of $2,716 ($2,716 in 2010)	974,658	924,817
Income taxes receivable	3,482	4,979
Securities purchased under agreement to resell	201,500	347,070
Securities owned, including amounts pledged of $434,315
($102,501 in 2010), at fair value	962,336	367,019
Notes receivable, net	57,231	59,786
Office facilities, net	21,099	22,875
Intangible assets, net	39,897	40,979
Goodwill	132,472	132,472
Other	185,746	198,665
	$3,156,668	$2,620,034

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2011	December 31, 2010
(Expressed in thousands of dollars)
LIABILITIES AND EQUITY
Liabilities
Drafts payable	$42,436	$61,055
Bank call loans	113,200	147,000
Payable to brokers and clearing organizations	531,529	372,697
Payable to customers	520,471	406,916
Securities sold under agreement to repurchase	542,301	390,456
Securities sold, but not yet purchased, at fair value	377,747	160,052
Accrued compensation	105,859	175,938
Accounts payable and other liabilities	274,711	262,506
Senior secured credit note	22,378	22,503
Subordinated note	100,000	100,000
Deferred income tax, net	20,180	16,295
Excess of fair value of acquired assets over cost	7,020	7,020
	2,657,832	2,122,438

Equity
Oppenheimer Holdings Inc. stockholders' equity
Share capital
Class A non-voting common stock (2011 – 13,535,063 shares issued and outstanding 2010 – 13,268,522 shares issued and outstanding)	61,548	51,768
Class B voting common stock
99,680 shares issued and outstanding	133	133
	61,681	51,901
Contributed capital	34,696	47,808
Retained earnings	398,234	394,648
Accumulated other comprehensive income	518	207
Total Oppenheimer Holdings Inc. stockholders’ equity	495,129	494,564
Noncontrolling interest	3,707	3,032
Total equity	498,836	497,596
	$3,156,668	$2,620,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	March 31,
	2011	2010
Expressed in thousands of dollars, except share and per share amounts
REVENUE:
Commissions	$136,855	$138,197
Principal transactions, net	10,991	20,179
Interest	14,789	9,578
Investment banking	28,441	25,184
Advisory fees	48,449	42,794
Other	13,892	10,243
	253,417	246,175
EXPENSES:
Compensation and related expenses	170,415	158,179
Clearing and exchange fees	6,313	6,562
Communications and technology	15,939	16,440
Occupancy and equipment costs	18,546	18,460
Interest	7,774	5,301
Other	24,601	25,373
	243,588	230,315
Profit before income taxes	9,829	15,860
Income tax provision	4,068	6,496
Net profit for the period	5,761	9,364
Less net profit attributable to non-controlling
interest, net of tax	675	196
Net profit attributable to Oppenheimer
Holdings Inc.	$5,086	$9,168

Profit per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.38	$0.69
Diluted	$0.36	$0.66
Weighted average common shares
Basic	13,550,723	13,296,980
Diluted	14,203,413	13,855,982
Dividends declared per share	$0.11	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended
	March 31,
	2011	2010
Expressed in thousands of dollars
Net profit for the period	$5,761	$9,364
Other comprehensive income:
Currency translation adjustment	239	285
Change in cash flow hedges, net of tax	72	(367)
Comprehensive income for the period	6,072	9,282
Comprehensive income attributable to non-controlling interests	675	196
Comprehensive income attributable to Oppenheimer Holdings Inc.	$5,397	$9,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2011	2010
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit for the period	$5,761	$9,364
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	3,527	3,088
Deferred income tax	3,885	10,263
Amortization of notes receivable	5,087	4,916
Amortization of debt issuance costs	273	233
Amortization of intangibles	1,082	1,081
Provision for doubtful accounts	-	29
Share-based compensation	4,836	(1,769)
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(7,711)	(8,534)
Deposits with clearing organizations	(3,259)	(3,400)
Receivable from brokers and clearing organizations	(45,819)	38,646
Receivable from customers	(49,841)	31,408
Income taxes receivable	1,497	(8,226)
Securities purchased under agreement to resell	145,570	(186,425)
Securities owned	(595,317)	(157,333)
Notes receivable	(2,532)	(3,116)
Other	12,684	(2,914)
Increase (decrease) in operating liabilities:
Drafts payable	(18,619)	(12,748)
Payable to brokers and clearing organizations	158,904	22,932
Payable to customers	113,555	(82,418)
Securities sold under agreement to repurchase	151,845	186,731
Securities sold, but not yet purchased	217,695	147,078
Accrued compensation	(76,647)	(75,015)
Accounts payable and other liabilities	12,205	33,163
Cash provided by (used in) operating activities	38,661	(52,966)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Three months ended March 31,
	2011	2010
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of office facilities	(1,549)	(1,337)
Cash used in investing activities	(1,549)	(1,337)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common
stock	(1,500)	(1,463)
Issuance of Class A non-voting common stock	71	2,002
Tax shortfall from share-based compensation	(1,672)	(64)
Senior secured credit note repayments	(125)	(500)
Increase (decrease) in bank call loans, net	(33,800)	37,600
Cash (used in) provided by financing activities	(37,026)	37,575

Net increase (decrease) in cash and cash equivalents	86	(16,728)
Cash and cash equivalents, beginning of period	52,854	68,918
Cash and cash equivalents, end of period	$52,940	$52,190

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$9,709	$1,332

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$11,232	$5,214
Cash paid during the periods for income taxes	$526	$4,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
AS AT MARCH 31,
	2011	2010
Expressed in thousands of dollars

Share capital
Balance at beginning of period	$51,901	$47,824
Issuance of Class A non-voting common stock	9,780	3,334
Balance at end of period	$61,681	$51,158
Contributed capital
Balance at beginning of period	$47,808	$41,978
Vested employee share plan awards	(12,662)	(1,287)
Tax shortfall from share-based awards	(1,672)	(64)
Share-based expense	1,222	2,260
Balance at end of period	$34,696	$42,887
Retained earnings
Balance at beginning of period	$394,648	$362,188
Net profit for the period attributable to Oppenheimer Holdings Inc.	5,086	9,168
Dividends ($0.11 per share in 2011 and 2010)	(1,500)	(1,463)
Balance at end of period	$398,234	$369,893
Accumulated other comprehensive income (loss)
Balance at beginning of period	$207	$(543)
Currency translation adjustment	239	285
Change in cash flow hedges, net of tax	72	(367)
Balance at end of period	$518	$(625)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$495,129	$463,313
Non-controlling interest
Balance at beginning of period	$3,032	$-
Grant of non-controlling interest	-	784
Net profit attributable to non-controlling interest for the period, net of tax	675	196
Balance at end of period	$3,707	$980

Total equity	$498,836	$464,293

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010 included in its Annual Report on Form 10-K for the year then ended.

Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet.  As of March 31, 2011, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $3.7 million.

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

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net profit.

2. New Accounting Pronouncements

Recently Adopted

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-10, “Consolidation – Amendments for Certain Investment Funds”, that will indefinitely defer the effective date of the updated Variable Interest Entity (“VIE”) accounting guidance for certain investment funds.  To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity ("QSPE").  The Company’s investment funds meet the conditions in ASU No. 2010-10 and qualify for the deferral adoption.  Therefore, the Company is not required to consolidate any of its investment funds which are VIEs until further guidance is issued.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010.  In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company adopted this requirement in the period ending March 31, 2011.  See note 5.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other” which modified Step 1 of the goodwill impairment test for reporting units with a zero or negative carrying value, stating that under such circumstances an entity should perform Step 2 of the impairment analysis when it is more likely than not that goodwill is impaired. The Company adopted this requirement in the period ending March 31, 2011 with no impact on its financial statements.

3. Earnings per share

Earnings per share was computed by dividing net profit attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. Diluted earnings per share includes the weighted average Class A and Class B Stock outstanding and the effects of warrants issued and Class A Stock granted under share-based compensation arrangements using the treasury stock method, if dilutive.

Earnings per share has been calculated as follows:

Dollar amounts are expressed in thousands, except share amounts

	Three months ended March 31,
	2011	2010
Basic weighted average number of shares outstanding	13,550,723	13,296,980
Net dilutive effect of warrant, treasury method (1)	-	-
Net dilutive effect of share-based awards, treasury method (2)	652,690	559,002
Diluted weighted average number of shares outstanding	14,203,413	13,855,982

Net profit for the period	$5,761	$9,364
Net profit attributable to non-controlling interests	675	196
Net income attributable to Oppenheimer Holdings Inc.	$5,086	$9,168

Basic earnings per share	$0.38	$0.69
Diluted earnings per share	$0.36	$0.66

(1)

As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three months ended March 31, 2011 and 2010, the effect of the warrant is anti-dilutive.

(2)

For the three months ended March 31, 2011 and 2010, respectively, the diluted earnings per share computations do not include the anti-dilutive effect of 1,142,028 and 1,273,416 shares of Class A Stock granted under share-based compensation arrangements and the warrant described in (1).

4. Receivable from and payable to brokers and clearing organizations

    Dollar amounts are expressed in thousands.

	March 31, 2011	December 31, 2010
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$239,138	$199,117
Receivable from brokers	19,364	20,609
Securities failed to deliver	42,401	23,673
Clearing organizations	7,475	11,038
Omnibus accounts	19,122	19,129
Other	21,163	29,278
	$348,663	$302,844

	March 31, 2011	December 31, 2010
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$401,607	$345,462
Securities failed to receive	28,906	24,944
Clearing organizations and other	101,016	2,291
	$531,529	$372,697

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Dollar amounts are expressed in thousands.

	March 31, 2011		December 31, 2010
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$753,105	$315,939	$160,114	$105,564
Corporate debt and other obligations	41,122	10,961	32,204	6,788
Mortgage and other asset-backed securities	2,914	12	2,895	25
Municipal obligations	40,430	714	55,089	383
Convertible bonds	40,412	9,046	39,015	11,093
Corporate equities	45,266	41,006	39,151	36,164
Other	39,087	69	38,551	35
Total	$962,336	$377,747	$367,019	$160,052

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2011 are corporate equities with estimated fair values of approximately $14.9 million ($14.3 million at December 31, 2010), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

The Company held one exchange membership seat with the Chicago Board Options Exchange (“CBOE”) which was converted to 80,000 common shares when CBOE’s parent company, CBOE Holdings, was publicly listed on June 14, 2010.   The Company sold 20,000 shares in the initial public offering at $29 per share, sold a further 25,626 shares in the fourth quarter of 2010 and continues to hold 17,864 shares that are restricted for sale with a twelve month restriction period (“A-2 Shares”).  The Company uses the Black-Scholes model to calculate the value of a call option to purchase securities of CBOE Holdings which is used as a proxy for the discount associated with the selling restrictions.  The inputs into the Black-Scholes model include the volatility of CBOE Holdings’ common shares and yields associated with six month Treasury bills and twelve month Treasury notes.  At March 31, 2011, the Company valued the restricted shares at $483,400 and recorded an unrealized gain of $115,000 for the three months ended March 31, 2011.  The Company has categorized the restricted shares of CBOE Holdings as Level 2 in the fair value hierarchy.

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at March 31, 2011, the Company had purchased approximately $41.5 million in ARS from its clients and expects to purchase at least an additional $35.9 million of ARS from its clients by July 31, 2011. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.

In addition to the purchases of $41.5 million of ARS as at March 31, 2011 from clients referred to above, the Company also held $2.4 million in ARS in its proprietary trading account as of March 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2011, the Company had a valuation adjustment (unrealized loss) of $4.8 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2011.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,215	$-	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,269	4,685	N/A	N/A
Distressed Opportunities Fund(3)	12,439	-	Semi-Annually	180 Days

Total	$15,923	$4,685

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

Dollar amounts are expressed in thousands.

	Fair Value Measurements
	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,330	$ -	$ -	$12,330
Securities segregated for regulatory and other purposes	14,498	-	-	14,498
Deposits with clearing organizations	9,094	-	-	9,094
Securities owned:
U.S. Treasury obligations	682,670	-	-	682,670
U.S. Agency obligations	37,733	32,702	-	70,435
Corporate debt and other obligations	-	41,122	-	41,122
Mortgage and other asset-backed securities	-	2,914	-	2,914
Municipal obligations	-	38,266	2,165	40,431
Convertible bonds	-	40,412	-	40,412
Corporate equities	33,981	11,285	-	45,266
Other	2,504	-	36,582	39,086
Securities owned, at fair value	756,888	166,701	38,747	962,336
Investments (1)	1,336	37,059	17,308	55,703
Derivative contracts (2)	-	550,827	-	550,827
Securities purchased under agreements to resell	-	201,473	-	201,473
Total	$794,146	$956,060	$56,055	$1,806,261

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$302,646	$ -	$ -	$302,646
U.S. Agency obligations	2,023	11,270	-	13,293
Corporate debt and other obligations	-	10,961	-	10,961
Mortgage and other asset-backed securities	-	12	-	12
Municipal obligations	-	714	-	714
Convertible bonds	-	9,046	-	9,046
Corporate equities	28,938	12,068	-	41,006
Other	69	-	-	69
Securities sold, but not yet purchased	333,676	44,071	-	377,747
Investments	30	-	-	30
Derivative contracts (3)	526	884,680	-	885,206
Total	$334,232	$928,751	$ -	$1,262,983

(1) Included in other assets on the consolidated balance sheet.
(2 Primarily represents the fair value of purchases of “To-Be-Announced” securities (TBAs). See “Derivatives used for trading and investment purposes” below.
(3) Primarily represents the fair value of sales of TBAs. See “Derivatives used for trading and investment purposes” below.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

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

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three months ended March 31, 2011.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending March 31, 2011 and 2010.

Dollar amounts are expressed in thousands.

	Opening Balance	Realized Gains (Losses) (4)	Unrealiz-ed Gains (Losses) (4) (5)	Purch-ases, Issu-ances	Sales, Settle-ments	Trans-fers In / Out	Ending Bal-ance

For the three months ended March 31, 2011
Assets:
Mortgage and other asset-backed securities (1)	$14	1	-		(15)	-	$-
Municipal obligations	1,787	-	(147)	525	-	-	2,165
Other (2)	35,908	-	(2,901)	6,575	(3,000)	-	36,582
Investments (3)	17,208	-	(2)	127	-	(25)	17,308

Liabilities:
none

Opening Balance	Realized Gains (Losses) (4)	Unrealiz-ed Gains (Losses) (4) (5)	Purchases, Sales, Issuances, Settlements	Trans-fers In / Out	Ending Balance

For the three months ended March 31, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	1	(1)	64	(1)	$380
Municipal obligations	1,075	-	(162)	-	62	975
Other (2)	4,450	-	-	-	-	4,450
Investments (3)	15,981	-	634	55	220	16,890

Liabilities:
none

(1) Represents private placements of non-agency collateralized mortgage obligations.
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

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet.  Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.  There were no loan positions held in the secondary loan trading portfolio at March 31, 2011 or at December 31, 2010.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2011, the fair value of the resale agreements and repurchase agreements was $201.5 million and $532.5 million, respectively.  During the three months ended March 31, 2011, the amount of losses related to resale agreements was $27,000. During the three months ended March 31, 2011, the amount of gains/losses related to repurchase agreements was $nil.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See note 6 for further information. These swaps have been designated as cash flow hedges.  Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 ($257,000 for the three months ended March 31, 2010) and has been recorded as other comprehensive income on the consolidated statement of comprehensive income (loss). The interest rate swaps had a weighted-average fixed interest rate of 5.45% (5.45% in 2010). The swaps expired on March 31, 2011.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR.  See note 6 for further information.  This cap has been designated as a cash flow hedge.  Changes in the fair value of the interest rate cap are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three months ended March 31, 2011, the effective portion of the net gain on the interest rate cap, after tax, was approximately $2,500 (a net loss of $624,000 for the three months ended March 31, 2010) and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income. There was no ineffective portion as at March 31, 2011. The Company paid a premium for the interest rate cap of $2.4 million which has a strike of 2% and matures December 31, 2012.  As at March 31, 2011, the cumulative amortization of the premium on the interest rate cap was $547,000 ($366,000 at December 31, 2010).

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At March 31, 2011, the Company did not have any such hedges in place.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used included U.S. Treasury notes, Federal Funds and Eurodollar contracts. At March 31, 2011, the Company had 240 open short contracts for 10-year U.S. Treasury notes with a fair value of $525,800 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments.  At March 31, 2011, the Company had 3.3 million open contracts for Federal Funds futures with a fair value of approximately $275.2 million and 205,000 open contracts for Eurodollar futures with a fair value of $51.0 million both used as economic hedges of interest rate risk associated with government trading activities.

The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the "To-Be-Announced" or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue. See Fair Value of Derivative Instruments tables below for TBAs outstanding at March 31, 2011.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral.  These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment.  At March 31, 2011, the fair value of the forward repurchase commitment was approximately $52,000.

The notional amounts and fair values of the Company’s derivatives at March 31, 2011 by product were as follows:

Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of March 31, 2011
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$ 100,000	$ 182

Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	537,631	550,645

Total Assets		$ 637,631	$ 550,827

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures	$ 24,000	$ 526
	Federal Funds Futures	3,310,000	275,185
	Eurodollar Futures	205,000	50,962
	Euro Fx Futures	2,832	2,836
Other contracts	TBAs	537,631	555,645
	Forward Purchase Commitment (2)	4,150,000	52
Total Liabilities		$ 8,229,463	$ 885,206

(1) See “Fair value of Derivative Instruments” below for description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of December 31, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$ 100,000	$ 178

Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	496,266	513,612

Total Assets		$ 596,266	$ 513,790

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$ 9,000	$ 116

Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures	14,000	147
Other contracts	TBAs	518,987	532,359
	Forward Purchase Commitment (2)	3,250,000	35
Sub-total		3,782,987	532,541
Total Liabilities		$ 3,791,987	$ 532,657

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended March 31, 2011.

Expressed in thousands of dollars.		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen-sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion(2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Loca-tion	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps (3)	N/A	$ -	$ -	Interest expense	$(111)
	Caps (3)	N/A	-	3	Other revenue	(38)

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(44)	-	None	- -
	Federal Funds Futures	Principal transaction revenue	(28)	-	None	-
	Euro-dollar Futures	Principal transaction revenue	(77)	-	None	-
	Euro FX	Principal transaction revenue	(94)	-	None	-
Other contracts	TBAs	Principal transaction revenue	1,254	-	None	-
	Forward purchase commitment (4)	Principal transaction revenue	(898)	-	None	-
Total			$113	$ 3		$ (149)

(1) See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2) There is no ineffective portion included in income for the three months ended March 31, 2011.

(3) As noted above in “Cash flow hedges used for asset and liability management”, interest rate swaps and caps are used to hedge interest rate risk associated with the Senior Secured Credit Note and the Subordinated Note. As a result, changes in fair value of the interest rate swaps and caps are offset by interest rate changes on the outstanding Senior Secured Credit Note and Subordinated Note balances. There was no ineffective portion as at March 31, 2011.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At March 31, 2011, bank call loans were $113.2 million ($147.0 million at December 31, 2010).

At March 31, 2011, the Company had both uncollateralized and collateralized borrowings. The collateralized loans, collateralized by firm and customer securities with market values of approximately $82.6 million and $200.9 million, respectively, at March 31, 2011, are primarily with two U.S. money center banks. At March 31, 2011, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $364.7 million under securities loan agreements.

At March 31, 2011, the Company had deposited $212.2 million of customer securities directly with the Options Clearing Corporation.

At March 31, 2011, the Company had no outstanding letters of credit.

The Company finances its government trading operations through the use of repurchase agreements and resale agreements.  Except as described below, repurchase and resale agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.  Repurchase and resale agreements are presented on a net-by-counterparty basis, when the repurchase and resale agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and resale agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and resale agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and resale agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2011, the fair value of the resale agreements and repurchase agreements were $201.5 million and $532.5 million, respectively.  During the three months ended March 31, 2011, the amount of losses related to resale agreements was $27,000. During the three months ended March 31, 2011, the amount of gains/losses related to repurchase agreements was $nil. At March 31, 2011, the gross balances of resale agreements and repurchase agreements were $2.7 billion and $3.0 billion, respectively ($4.0 billion and $4.1 billion, respectively at December 31, 2010).

The Company receives collateral in connection with securities borrowed and resale agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2011, the fair value of securities received as collateral under securities borrowed transactions and resale agreements was $232.6 million ($192.1 million at December 31, 2010) and $2.6 billion ($3.9 billion at December 31, 2010), respectively, of which the Company has re-pledged approximately $18.4 million ($47.3 million at December 31, 2010) under securities loaned transactions and $2.6 billion under repurchase agreements ($3.9 billion at December 31, 2010).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $434.3 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2011 ($102.5 million at December 31, 2010). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $107.1 million as at March 31, 2011 ($149.9 million at December 31, 2010).

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

One of the Company's funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker.  As of March 31, 2011, Lehman Brothers International (Europe) held securities with a fair value of $9.1 million that were segregated and not re-hypothecated.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors.  In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate.  Included in receivable from brokers and clearing organizations as of March 31, 2011 are receivables from four major U.S. broker-dealers totaling approximately $140.1 million.

The Company participates in loan syndications through its Debt Capital Markets business.  Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market.  To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC.  The maximum aggregate principal amount of the warehouse facility is $1.5 billion, of which the Company utilized $80.5 million ($78.0 million as of December 31, 2010) and had $nil in Excess Retention ($nil as of December 31, 2010) as of March 31, 2011.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others.  With respect to its business in resale and repurchase agreements, substantially all open contracts at March 31, 2011 are with the FICC. The clearing corporations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2011, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions.  As of March 31, 2011, the Company had $6.7 million committed under such financing arrangements.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2011, OMHHF had $39.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three months ended March 31, 2011 was $372,100.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at March 31, 2011 and December 31, 2010:

As of March 31, 2011
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,749,118	$343	$-	$-	$343
Private Equity Funds	159,873	23	-	-	23
Total	$1,908,991	$366	$-	$-	$366

As of December 31, 2010
Expressed in thousands of dollars.
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest Assets (2) Liabilities		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs

Hedge Funds	$1,769,382	$775	$-	$-	$775
Private Equity Funds	157,196	22	-	5	27
Total	$1,926,578	$797	$-	$5	$802

(1) Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2) Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

6. Long-term debt

Dollar amounts are expressed in thousands.

Issued	Maturity Date	Interest Rate at March 31, 2011	March 31, 2011	December 31, 2010

Senior Secured Credit Note (a)	7/31/2013	4.81%	$22,378	$22,503

Subordinated Note (b)	1/31/2014	5.55%	$100,000	$100,000

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.00 at March 31, 2011 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.00 at March 31, 2011; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009; 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At March 31, 2011, the Company was in compliance with all of its covenants.

The obligations under the Senior Secured Credit Note are guaranteed by certain of the Company’s subsidiaries, other than broker-dealer subsidiaries, with certain exceptions, and are collateralized by a lien on substantially all of the assets of each guarantor, including a pledge of the ownership interests in each first-tier broker-dealer subsidiary held by a guarantor, with certain exceptions.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2011 was 4.81%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2011, on the Senior Secured Credit Note was $270,600 ($387,000 in the three months ended March 31, 2010). The $22.4 million principal amount outstanding at March 31, 2011 was repaid in full on April 12, 2011. See note 11.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.35 at March 31, 2011 and (ii) the Company maintain a minimum fixed charge ratio of 1.65 at March 31, 2011; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At March 31, 2011, the Company was in compliance with all of its covenants. On April 12, 2011, the Subordinated Note was repaid in full. See note 11.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2011 was 5.55%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2011, on the Subordinated Note was $1.4 million ($1.4 million for the three months ended March 31, 2010).

7. Share capital

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended March 31,
	2011	2010
Class A Stock outstanding, beginning of period	13,268,522	13,118,001
Issued pursuant to the share-based compensation plans	266,541	123,551
Class A Stock outstanding, end of period	13,535,063	13,241,552

8. Net capital requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2011, the net capital of Oppenheimer as calculated under the Rule was $172.3 million or 13.2% of Oppenheimer's aggregate debit items. This was $146.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At March 31, 2011, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At March 31, 2011, the regulatory capital of Oppenheimer E.U. Ltd. was $3.3 million which was $1.0 million in excess of the $2.3 million required to be maintained at that date. Oppenheimer E.U. Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At March 31, 2011, the regulatory capital of Oppenheimer Investments Asia Ltd. was $652,000 which was $265,600 in excess of the $386,400 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

9. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

10. Segment information

The table below presents information about the reported revenue and profit before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has allocated all revenue and expenses to its segments and has eliminated the “Other” category as these are now allocated by the Chief Executive Officer and Chief Financial Officer in their analysis. Previously reported segment information has been revised to reflect this change. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel, Asia, and South America.

The table below presents information about the reported revenue and profit before income taxes of the Company for the three months ended March 31, 2011 and 2010.  Asset information by reportable segment is not reported, since the Company does not produce such information for internal use. Substantially all assets are located in the United States.

Expressed in thousands of dollars.

	Three months ended March 31,
	2011	2010
Revenue:
Private Client (1)	$145,399	$136,822
Capital Markets	89,753	92,444
Asset Management (1)	18,265	16,909

Total	$253,417	$246,175

Profit before income taxes:
Private Client (1)	$1,732	$5,260
Capital Markets	3,031	6,355
Asset Management (1)	5,066	4,245
Total	$9,829	$15,860

(1)

Asset management revenue is allocated 77.5% to the Asset Management segment and 22.5% to the Private Client segment.

The Company has operations in the United States, United Kingdom, Israel, Asia and South America.

Revenues, classified by the major geographic areas in which they were earned for the three months ended March 31, 2011 and 2010, were as follows:

Expressed in thousands of dollars.

	Three months ended March 31,
	2011	2010
United States	$239,290	$234,814
Europe / Middle East	8,234	6,281
Asia	3,139	3,270
South America	2,755	1,810
	$253,418	$246,175

11. Subsequent events

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”).The interest on the Notes will be payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100.0 million) (together, the “Debt”) and other general corporate purposes. The carrying value of the outstanding Debt as of March 31, 2011 totaled $122.4 million. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes is estimated to total approximately $4.1 million which will be capitalized during the three months ending June 30, 2011 and amortized over the period of the Notes. The Company will write off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the refinancing of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge will be reclassified from accumulated other comprehensive loss on the condensed consolidated balance sheet to a loss on the condensed consolidated statement of operations during the three months ending June 30, 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future.

On April 29, 2011, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on May 27, 2011 to Class A and Class B Stockholders of record on May 13, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2010.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at March 31, 2011, the Company provided its services from 96 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2011 totaled approximately $74.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At March 31, 2011, client assets under management by the asset management groups totaled $19.9 billion. At March 31, 2011, the Company employed 3,643 employees (3,572 full time and 71 part time), of whom approximately 1,434 were financial advisors.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2010. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Interest rates on ARS typically reset through periodic auctions.  Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy.  Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions.  Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions.  The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS.  The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions.  Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed.  Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2011, the Company had a valuation adjustment (unrealized) of $4.8 million for ARS.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Factors Affecting ‘Forward-Looking Statements”.

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment. The Company will continue to nurture the growth of OMMHF as well as its business in non-U.S. markets.

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong (“SFC”), the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, and rules adopted in the U.S. and the United Kingdom would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2011.

Other Regulatory Matters

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at March 31, 2011, the Company had purchased approximately $41.5 million in ARS from its clients and expects to purchase at least an additional $35.9 million of ARS from its clients by July 31, 2011. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.

In addition to the purchases of $41.5 million of ARS as of March 31, 2011 from clients referred to above, the Company also held $2.4 million in ARS in its proprietary trading account as of March 31,

2011 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

The Company’s clients held at Oppenheimer approximately $484.8 million of ARS at March 31, 2011, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of $47.0 million from amounts that our clients held as of December 31, 2010 as a result of issuer redemptions and purchases by the Company.

See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” appearing in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Legal Proceedings” herein.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. See “Legal Proceedings” herein and note 13 to the consolidated financial statements appearing in Item 8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will remain high due to business and regulatory requirements. This investment has increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. The Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning.

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

Results of Operations

The Company reported a net profit of $5.1 million or $0.38 per share for the first quarter of 2011, compared to $9.2 million or $0.69 per share in the first quarter of 2010, a decrease of 44.5%. Revenue for the first quarter of 2011 was $253.4 million, compared to revenue of $246.2 million in the first quarter of 2010, an increase of 2.9%. Client assets entrusted to the Company and under administration totaled approximately $74.8 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $19.9 billion at March 31, 2011 ($69.6 billion and $17.0 billion, respectively, at March 31, 2010).

The global economy continued to recover during the first quarter of 2011 and the stock market recovered to new highs during the quarter. The recovery continued despite uprisings in the Middle East and northern Africa, the earthquake and tsunami in Japan, continued concerns over European sovereign debt, signs of inflationary pressures throughout the emerging economies as well as expectations for higher interest rates. While job creation drove reduced unemployment and the reported earnings of American corporations recovered, concerns about record fiscal deficits and continued discord in Washington created market volatility amidst low volumes and lower investor participation in the markets.

Revenue increased by 2.9% in the first quarter of 2011 compared to the first quarter of 2010 driven by increased revenue relating to interest, investment banking and advisory fees, offset by reduced principal transaction revenues.

Expenses increased by 5.8% in the first quarter of 2011 compared to the first quarter of 2010 driven primarily by higher compensation costs.  A significant increase in share-based compensation costs related to the Company’s stock appreciation rights plan contributed to a $7.6 million difference in compensation related costs between the three-month periods ended March 31, 2011  and March 31, 2010, as discussed below.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:

Expressed in thousands of dollars.

	Three months ended March 31,
	2011 versus 2010
	Period to Period Change	Percentage Change

Revenue -
Commissions	$(1,342)	-1.0%
Principal transactions, net	(9,188)	-45.5%
Interest	5,211	54.4%
Investment banking	3,257	12.9%
Advisory fees	5,655	13.2%
Other	3,649	35.6%
Total revenue	7,242	2.9%

Expenses -
Compensation and related expenses	12,236	7.7%
Clearing and exchanges fees	(249)	-3.8%
Communications and technology	(501)	-3.0%
Occupancy and equipment costs	86	0.5%
Interest	2,473	46.7%
Other	(772)	-3.0%
Total expenses	13,273	5.8%
Profit before income taxes	(6,031)	-38.0%
Income tax provision	(2,428)	-37.4%
Net profit	(3,603)	-38.5%
Net profit attributable to non-
controlling interest, net of tax	479	244.4%
Net profit attributable to
Oppenheimer Holdings Inc.	$(4,082)	-44.5%

Revenue and Expenses

Revenue - First Quarter 2011

•

Commission revenue was $136.9 million for the first quarter of 2011, a decrease of 1.0% compared to $138.2 million in the first quarter of 2010. Market conditions in the first quarter of 2011 were comparable to conditions in the first quarter of 2010.

•

Principal transactions revenue was $11.0 million in the first quarter of 2011 compared to $20.2 million in the first quarter of 2010, a decrease of 45.5%.  The decrease stems from lower profits in loan trading income which were $321,400 in the first quarter of 2011 compared to $3.3 million in the first quarter of 2010 reflecting lower trading activity. Trading revenue in fixed income declined by $5.9 million in the first quarter of 2011 compared with the first quarter of 2010 driven primarily by increases to valuation adjustments of $3 million during the period related to a larger principal amount of auction rate securities.

•

Interest revenue was $14.8 million in the first quarter of 2011, an increase of 54.4% compared to $9.6 million in the first quarter of 2010. The increase is primarily attributable to interest earned on positions and reverse repurchase agreements held by the government trading desk which did substantially more business in the first quarter of 2011 compared to the same period in 2010.

•

Investment banking revenue for the first quarter 2011 was $28.4 million, an increase of 12.9% compared to $25.2 million in the first quarter of 2010 driven by a $5.3 million increase in corporate advisory fees offset by a decrease of $1.8 million in fees associated with equities underwritings.

•

Advisory fees were $48.4 million in the first quarter of 2011, an increase of 13.2% compared to $42.8 million in the first quarter of 2010. Asset management fees increased by $6.2 million in the first quarter of 2011 compared to the same period in 2010 as a result of an increase in the value of assets under management of 14.6% during the period. Asset management fees are calculated based on client assets under management at the end of the prior quarter and were $18.8 billion at December 31, 2010 ($16.4 billion at December 31, 2009). This increase was offset by a decrease of $311,000 of fees earned on money market products during the first quarter of 2011.  During the first quarter of 2011, the Company waived $5.9 million in fees that otherwise would have been due from money market funds ($6.1 million in the first quarter of 2010).

•

Other revenue for the first quarter of 2011 was $13.9 million, an increase of  35.6% compared to $10.2 million in the first quarter of 2010 primarily as a result of an increase of $3.5 million in loan origination and servicing fees from the Oppenheimer Multifamily Housing & Healthcare Finance business.

Expenses - First Quarter 2011

•

Compensation and related expenses for the first quarter of 2011 were $170.4 million, an increase of 7.7% compared to $158.2 million in the first quarter of 2010. As indicated above, share-based compensation expense directly related to the increase in the price of the Company’s stock during the quarter accounted for $7.6 million of the variance. The Company’s stock price was $33.51 per share at March 31, 2011 compared to $26.21 per share at December 31, 2010 resulting in an expense of $3.6 million during the three-month period ended March 31, 2011. During the comparable period in 2010, the Company recorded a credit of $4.0 million based on a decline in the Company’s stock price ($25.51 per share at March 31, 2010 compared to $33.22 per share at December 31, 2009). In addition, production and incentive-related compensation increased by $5.7 million for the first quarter of 2011 due to overall higher revenues on which such compensation was measured in 2011 compared to 2010 and due to the recording of an out-of-period adjustment in the first quarter of 2010 in the amount of $3.7 million related to over-accruals in compensation expense in 2009 which reduced expense in the 2010 period.

•

Clearing and exchange fees for the first quarter of 2011 were $6.3 million, a decrease of 3.8% compared to $6.6 million in the first quarter of 2010 due to lower transaction volumes.

•

Communications and technology expenses for the first quarter of 2011 were $15.9 million, a decrease of 3.0% compared to $16.4 million in the first quarter of 2010 as a result of lower data communication and software costs offset by higher market data related costs.

•

Occupancy and equipment costs for the first quarter of 2011 were $18.5 million, relatively unchanged from the first quarter of 2010.

•

Interest expenses were $7.8 million for the first quarter of 2011, an increase of 46.7% compared to $5.3 million in the first quarter of 2010 primarily due to interest expense incurred on repurchase agreements utilized to finance higher levels of government inventories and for “matched-book” transactions.

•

Other expenses for the first quarter of 2011 were $24.6 million, a decrease of 3.0% compared to $25.4 million in the first quarter of 2010 primarily due to decreased legal costs.

Liquidity and Capital Resources

Total assets at March 31, 2011 increased by 20.5% from December 31, 2010 levels due in large part to the Company’s expansion of its government trading desk. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Senior Secured Credit Note and the Subordinated Note. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2011, the Company had $113.2 million of such borrowings outstanding compared to outstanding borrowings of $147.0 million at December 31, 2010.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at March 31, 2011, the Company had purchased approximately $41.5 million in ARS from its clients and expects to purchase at least an additional $35.9 million of ARS from its clients by July 31, 2011. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted.

In addition to the purchases of $41.5 million of ARS from clients referred to above, the Company also held $2.5 million in ARS in its proprietary trading account as of March 31, 2011 as a result of the failed auctions in February 2008.  These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

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

On December 22, 2008, certain terms of the Senior Secured Credit Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio (total long-term debt divided by EBITDA) of 2.00 at March 31, 2011 and (ii) the Company maintain a minimum fixed charge ratio (EBITDA adjusted for capital expenditures and income taxes divided by the sum of principal and interest payments on long-term debt) of 2.00 at March 31, 2011; (2) an increase in scheduled principal payments as follows: 2009 - $400,000 per quarter plus $4.0 million on September 30, 2009; 2010 - $500,000 per quarter plus $8.0 million on September 30, 2010; (3) an increase in the interest rate to LIBOR plus 450 basis points (an increase of 150 basis points); and (4) a pay-down of principal equal to the cost of any share repurchases made pursuant to the Issuer Bid. In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants. These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time.  At March 31, 2011, the Company was in compliance with all of its covenants.

The effective interest rate on the Senior Secured Credit Note for the three months ended March 31, 2011 was 4.81%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2011, on the Senior Secured Credit Note was $270,600 ($387,000 in the three months ended March 31, 2010). The $22.4 million principal amount outstanding at March 31, 2011 was repaid in full on April 12, 2011.

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

Effective December 23, 2008, certain terms of the Subordinated Note were amended, including (1) revised financial covenant levels that require that (i) the Company maintain a maximum leverage ratio of 2.35 at March 31, 2011 and (ii) the Company maintain a minimum fixed charge ratio of 1.65 at March 31, 2011; and (2) an increase in the interest rate to LIBOR plus 525 basis points (an increase of 150 basis points).  In the Company’s view, the maximum leverage ratio and minimum fixed charge ratio represent the most restrictive covenants.  These ratios adjust each quarter in accordance with the loan terms, and become more restrictive over time. At March 31, 2011, the Company was in compliance with all of its covenants.

The effective interest rate on the Subordinated Note for the three months ended March 31, 2011 was

5.55%. Interest expense, as well as interest paid on a cash basis for the three months ended March 31, 2011, on the Subordinated Note was $1.4 million ($1.4 million for the three months ended March 31, 2010). On April 12, 2011, the Subordinated Note was repaid in full.

Refinancing

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes (“Notes”) due April 15, 2018 at par. The interest on the Notes will be payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100.0 million) and other general corporate purposes. The carrying value of the outstanding Debt as of March 31, 2011 totaled $122.4 million. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes is estimated to total approximately $4.1 million which will be capitalized during the three months ending June 30, 2011 and amortized over the period of the Notes. The Company will write off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the refinancing of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge will be reclassified from accumulated other comprehensive loss on the condensed consolidated balance sheet to a loss on the condensed consolidated statement of operations during the three months ending June 30, 2011.

The indenture for the Notes contains covenants (See Exhibit 10.1 filed herewith) which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.5 million in forgivable notes, net to financial advisors for the three months ended March 31, 2011 ($3.1 million for the three months ended March 31, 2010) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate.  At March 31, 2011, bank call loans were $113.2 million ($37.6 million at March 31, 2010). Average bank loans outstanding for the three months ended March 31, 2011 were $121.1 million ($50.9 million for the three months ended March 31, 2010). The largest bank loan outstanding for the three months ended March 31, 2011 was $193.6 million ($128.6 million for the three months ended March 31, 2010). The average weighted interest rate applicable on March 31, 2011 was 1.29%.

At March 31, 2011, stock loan balances totaled $401.6 million ($400.3 million at March 31, 2010). The average daily stock loan balance for the three months ended March 31, 2011 was $383.1 million ($413.3 million for the three months ended March 31, 2010). The largest stock loan balances for the three months ended March 31, 2011 was $450.8 million ($456.1 million for the three months ended March 31, 2010).

The aggregate amount of stock loan and borrowing activity has increased as equity markets have improved and as the values of the underlying securities have increased. Client demand for margin borrowing has increased somewhat and with it the desire to establish “short” positions which creates further demand for stock borrowing activity to fulfill the obligation to complete delivery.

Securities purchased under agreements to sell and securities sold under agreements to repurchase are used by the Company when acting as intermediary between borrowers and lenders of short-term funds and to provide funding for various inventory positions. At March 31, 2011, the fair value of the resale agreements and repurchase agreements were $201.5 million and $532.5 million, respectively. At March 31, 2011, the gross balances of resale agreements and repurchase agreements were $2.7 billion and $3.0 billion, respectively. The average daily balance of resale agreements and repurchase agreements on a gross basis for the three months ended March 31, 2011 was $5.0 billion and $5.5 billion, respectively. The largest amount of resale agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2011 was $7.4 billion and $8.2 billion, respectively.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2011, OMHHF had $39.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three months ended March 31, 2011 was $372,100.

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

Funding Risk

Dollar amounts are expressed in thousands.

	For the three months ended March 31,
	2011	2010
Cash provided by (used in) operating activities	$38,661	$(52,966)
Cash used in investing activities	(1,549)	(1,337)
Cash (used in) provided by financing activities	(37,026)	37,575
Net increase (decrease) in cash and cash equivalents	$86	$(16,728)

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the first quarter of 2011, the Company issued 266,541 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On February 25, 2011, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On April 28, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 27, 2011 to stockholders of record on May 13, 2011.

The book value of the Company’s Class A and Class B Stock was $36.31 at March 31, 2011 compared to $34.73 at March 31, 2010, based on total outstanding shares of 13,634,743 and 13,341,232, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2011 was 14,203,413 compared to 13,855,982 outstanding for the same period in 2010.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in Note 5 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease obligations and debt assumed upon the acquisition of the New Capital Markets Business as well as debt issued in 2006. The Company also has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013 as described in note 18 of the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2010. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of a new senior note issued in the amount of $200.0 million. See note 11 to the condensed consolidated financial statements.

The following table sets forth these contractual and contingent commitments as at March 31, 2011.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$197	$31	$71	$45	$50
Committed capital	5	5	-	-	-
Earn-out	25	-	25	-	-
Revolving commitment (1)	7	-	-	-	7
Senior Secured Credit Note (2)	23	23	-	-	-
Subordinated Note (2)	100	100	-	-	-
ARS purchase offers (3)	44	36	8	-	-
Total	$401	$195	$104	$45	$57

(1) Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(2) The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018.

(3) Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements. See note 13 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2011, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the ultimate resolution of routine pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates. Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.  See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS.  See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

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

On April 11, 2008, Oppenheimer (and a number of its affiliates) was named as a defendant in a proposed class action complaint captioned Bette M. Grossman v. Oppenheimer & Co. Inc. et. al in the United States District Court for the Southern District of New York. The complaint alleges, among other things, that Oppenheimer violated Section 10(b) of the Securities Exchange Act of 1934 (as well as other provisions of the Federal securities laws) by making material misstatements and omissions and engaging in deceptive activities in the offer and sale of ARS. Oppenheimer filed an answer to the complaint denying the allegations. Oppenheimer believes it has meritorious defenses to the claims raised in the lawsuit. On February 20, 2009, this action was consolidated with the Vining action described below and was subsequently dismissed with prejudice.

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

On November 18, 2008, the Massachusetts Securities Division (the “MSD”) filed an Administrative Complaint (the “Complaint”) against Oppenheimer & Co. Inc. and certain individuals alleging violations of the Massachusetts General Law, the Massachusetts Uniform Securities Act and regulations thereunder with respect to the sale by Oppenheimer of ARS to its clients. The Complaint alleged, inter alia, that Oppenheimer improperly misrepresented the nature of ARS and the overall stability and health of the ARS market.  All respondents filed an answer to the Complaint denying that the allegations in the Complaint had any basis in fact or law.

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

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at March 31, 2011, the Company had purchased approximately $41.5 million of ARS from its clients pursuant to these offers.

The Company’s purchases of ARS from clients will continue on a periodic basis pursuant to the settlements with the Regulators.  On February 15, 2011, Oppenheimer commenced a third offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. Starting on or about May 6, 2011 or such time as Oppenheimer receives approval from the NYAG, and continuing every six months thereafter until Oppenheimer has extended a purchase offer to all Eligible Investors, Oppenheimer will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer. Such offers will remain open for a period of seventy-five days from the date on which each such offer to purchase is sent. The Company expects to purchase at least an additional $35.9 million of ARS from its clients by July 31, 2011. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of March 31, 2011, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et. al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award.  Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer.  It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member.  Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI.  At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways.  DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is  liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways.  The arbitration with U.S. Airways is scheduled to commence in August 2011.  No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

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

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et.al. Hansen demands that its investments in approximately $60 million in ARS, which are illiquid and which Hansen purchased from Oppenheimer, be rescinded.  The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen.  Oppenheimer has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings and Oppenheimer Asset Management as parties improperly named in the arbitration. The arbitration is scheduled to commence no earlier than June 2011. The Company believes that, as of March 31, 2011, approximately $26.5 million of the $60 million Hansen held in ARS have been redeemed at par by their issuers.  Hansen is a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the Hansen action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Oppenheimer believes that claimant’s current ARS holdings are approximately $57 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010

Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing, that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself, and that Oppenheimer is inappropriately seeking damages against Investec.  On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay.  Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. At the same time Oppenheimer filed its answer, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer argued in its third party arbitration claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010. The arbitration with Investec is scheduled to commence in May 2011, subject to the appellate motions to stay the arbitration discussed above. No date has yet been set for the arbitration with the underwriters. Oppenheimer believes it has meritorious defenses to the claims made as well as third party claims and intends to vigorously defend itself in this matter.

As of March 31, 2011, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately 34 arbitration claims  before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $25 million, as well as five court actions brought in various jurisdictions, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions.  As of March 31, 2011, four ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in three of those matters and the claimant prevailing in the fourth.  Oppenheimer believes it has meritorious defenses to these claims and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See the “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and Note 13 to the consolidated financial statements appearing in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc.  The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund.  Said portfolio manager purportedly used the broker/dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011.  Immediately thereafter, the

Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. The Trustee has indicated he will likely file an appeal of the dismissal.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Company (“Providence”), an Oklahoma insurance company.  That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent.   On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue.  In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question.  The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees.   Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010.  Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against all the directors.  On January 18, 2011 and March 28, 2011, motions to dismiss were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively, which motions are currently pending.  Discovery has not yet commenced.

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

ITEM 1A. Risk Factors

During the three months ended March 31, 2011, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended

December 31, 2010.

ITEM 6. Exhibits

(d) Exhibits

10.1

Indenture dated as of April 12, 2011 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent.

10.2

Registration Rights Agreement dated April 12, 2011 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated, as representative of the several Initial Purchasers.

10.3

Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of April 12, 2011.

14	Oppenheimer Holdings Inc. and Oppenheimer & Co. Inc. Code of Conduct and Business Ethics for Directors, Officers and Employees.
31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 5th  day of May, 2011.

 OPPENHEIMER HOLDINGS INC.

                                   By: “A.G. Lowenthal”

A.G. Lowenthal, Chairman and Chief Executive Officer

(Principal Executive Officer)

                               By:   “E.K. Roberts”

                          E.K. Roberts, President, Treasurer and Chief Financial Officer

(Principal Financial and Accounting Officer)