Form 10-Q
period 2011-06-30
OPPENHEIMER HOLDINGS INC
filed 2011-08-09
CIK 791963

As filed with the Securities and Exchange Commission on August 9, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12043
OPPENHEIMER HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0080034 (I.R.S. Employer Identification No.)
125 Broad Street
New York, New York 10004
(Address of principal executive offices) (Zip Code)
(212) 668-8000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 29, 2011 was 13,570,945 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX

PART I
FINANCIAL INFORMATION
Item. 1 Financial Statements
OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
(Expressed in thousands of dollars)	2011	2010
ASSETS
Cash and cash equivalents	$109,561	$52,854
Cash and securities segregated for regulatory and other purposes	180,498	142,446
Deposits with clearing organizations	25,058	23,228
Receivable from brokers and clearing organizations	359,904	302,844
Receivable from customers, net of allowance for doubtful accounts of $2,430 ($2,716 in 2010)	923,666	924,817
Income taxes receivable	3,155	4,979
Securities purchased under agreement to resell	562,482	347,070
Securities owned, including amounts pledged of $680,221 ($102,501 in 2010), at fair value	1,047,628	367,019
Notes receivable, net	60,050	59,786
Office facilities, net	19,855	22,875
Intangible assets, net	38,816	40,979
Goodwill	132,472	132,472
Other	161,004	198,665

	$3,624,149	$2,620,034

(Continued on next page)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
(Expressed in thousands of dollars)	2011	2010
LIABILITIES AND EQUITY
Liabilities
Drafts payable	$38,290	$61,055
Bank call loans	159,000	147,000
Payable to brokers and clearing organizations	395,280	372,697
Payable to customers	560,486	406,916
Securities sold under agreement to repurchase	1,168,455	390,456
Securities sold, but not yet purchased, at fair value	181,474	160,052
Accrued compensation	120,423	175,938
Accounts payable and other liabilities	275,034	262,506
Senior secured note	200,000	—
Senior secured credit note	—	22,503
Subordinated note	—	100,000
Deferred income tax, net	18,472	16,295
Excess of fair value of acquired assets over cost	7,020	7,020

	3,123,935	2,122,438

Equity
Oppenheimer Holdings Inc. stockholders’ equity
Share capital
Class A non-voting common stock (2011 — 13,568,945 shares issued and outstanding 2010 — 13,268,522 shares issued and outstanding)	62,497	51,768
Class B voting common stock 99,680 shares issued and outstanding	133	133

	62,630	51,901
Contributed capital	35,060	47,808
Retained earnings	396,422	394,648
Accumulated other comprehensive income	1,648	207

Stockholders’ equity	495,760	494,564
Noncontrolling interest	4,454	3,032

Total equity	500,214	497,596

	$3,624,149	$2,620,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Expressed in thousands of dollars, except share and per share amounts	2011	2010	2011	2010
REVENUE:
Commissions	$120,790	$139,582	$257,645	$277,779
Principal transactions, net	13,313	16,778	24,304	36,957
Interest	13,649	11,198	28,438	20,776
Investment banking	33,717	36,336	62,158	61,520
Advisory fees	50,055	43,984	98,504	86,778
Other	12,994	9,118	26,886	19,361

	244,518	256,996	497,935	503,171

EXPENSES:
Compensation and related expenses	160,436	164,304	330,851	322,483
Clearing and exchange fees	6,300	7,823	12,613	14,385
Communications and technology	16,069	16,300	32,008	32,740
Occupancy and equipment costs	18,524	18,262	37,070	36,722
Interest	10,669	6,389	18,443	11,690
Other	30,816	27,772	55,417	53,145

	242,814	240,850	486,402	471,165

Profit before income taxes	1,704	16,146	11,533	32,006
Income tax provision	1,266	6,284	5,334	12,780

Net profit for the period	438	9,862	6,199	19,226
Less net profit attributable to non-controlling interest, net of tax	747	660	1,422	856

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(309)	$9,202	$4,777	$18,370

Profit (loss) per share attributable to Oppenheimer Holdings Inc.:
Basic	$(0.02)	$0.69	$0.35	$1.38
Diluted	$(0.02)	$0.66	$0.34	$1.32
Weighted average common shares:
Basic	13,658,720	13,349,551	13,605,020	13,323,410
Diluted	13,937,375	13,899,367	13,929,521	13,890,861
Dividends declared per share	$0.11	$0.11	$0.22	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
Expressed in thousands of dollars	2011	2010	2011	2010
Net profit for the period	$438	$9,862	$6,199	$19,226
Other comprehensive income:
Currency translation adjustment	(120)	(516)	119	(231)
Change in cash flow hedges, net of tax	1,250	(450)	1,322	(817)

Comprehensive income for the period	1,568	8,896	7,640	18,178
Comprehensive income attributable to non-controlling interests	747	660	1,422	856

Comprehensive income attributable to Oppenheimer Holdings Inc.	$821	$8,236	$6,218	$17,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	June 30,
Expressed in thousands of dollars	2011	2010

Cash flows from operating activities:
Net profit for the period	$6,199	$19,226
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	6,437	6,007
Deferred income tax	2,177	8,960
Amortization of notes receivable	10,140	10,005
Amortization of debt issuance costs	571	391
Amortization of intangibles	2,163	2,162
Provision for credit losses	(286)	359
Share-based compensation	2,720	(408)
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(38,052)	(28,814)
Deposits with clearing organizations	(1,830)	(9,710)
Receivable from brokers and clearing organizations	(57,060)	77,364
Receivable from customers	1,437	(16,857)
Income taxes receivable	1,824	(8,667)
Securities purchased under agreement to resell	(215,412)	(267,103)
Securities owned	(680,609)	(155,031)
Notes receivable	(10,404)	(13,587)
Other	36,805	(13,485)
Increase (decrease) in operating liabilities:
Drafts payable	(22,765)	(10,917)
Payable to brokers and clearing organizations	23,905	(30,976)
Payable to customers	153,570	8,173
Securities sold under agreement to repurchase	777,999	308,419
Securities sold, but not yet purchased	21,422	50,131
Accrued compensation	(58,966)	(61,102)
Accounts payable and other liabilities	12,528	48,789

Cash used in operating activities	(25,487)	(76,671)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) — Continued

	Six months ended
	June 30,
Expressed in thousands of dollars	2011	2010

Cash flows from investing activities:
Purchase of office facilities	(3,013)	(5,607)

Cash used in investing activities	(3,013)	(5,607)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,003)	(2,932)
Issuance of Class A non-voting common stock	337	2,002
Tax shortfall from share-based compensation	(1,624)	(104)
Senior secured note issuance	200,000	—
Senior secured credit note repayment	(22,503)	(1,000)
Subordinated note repayment	(100,000)	—
Increase (decrease) in bank call loans, net	12,000	62,400

Cash provided by financing activities	85,207	60,366

Net increase (decrease) in cash and cash equivalents	56,707	(21,912)
Cash and cash equivalents, beginning of period	52,854	68,918

Cash and cash equivalents, end of period	$109,561	$47,006

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$10,392	$1,765

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$13,345	$10,189
Cash paid during the periods for income taxes	$4,087	$8,020
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Six months ended
	June 30,
Expressed in thousands of dollars	2011	2010
Share capital
Balance at beginning of period	$51,901	$47,824
Issuance of Class A non-voting common stock	10,729	3,767

Balance at end of period	$62,630	$51,591

Contributed capital
Balance at beginning of period	$47,808	$41,978
Vested employee share plan awards	(13,303)	(1,710)
Tax shortfall from share-based awards	(1,624)	(104)
Share-based expense	2,179	4,101

Balance at end of period	$35,060	$44,265

Retained earnings
Balance at beginning of period	$394,648	$362,188
Net profit for the period attributable to Oppenheimer Holdings Inc.	4,777	18,370
Dividends ($0.11 per share in 2011 and 2010)	(3,003)	(2,932)

Balance at end of period	$396,422	$377,626

Accumulated other comprehensive income (loss)
Balance at beginning of period	$207	$(543)
Currency translation adjustment	119	(231)
Change in cash flow hedges, net of tax	1,322	(817)

Balance at end of period	$1,648	$(1,591)

Stockholders’ Equity	$495,760	$471,891

Non-controlling interest
Balance at beginning of period	$3,032	$—
Grant of non-controlling interest	—	784
Net profit attributable to non-controlling interest for the period, net of tax	1,422	856

Balance at end of period	$4,454	$1,640

Total equity	$500,214	$473,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.) (“Oppenheimer Europe”), based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010 included in its Annual Report on Form 10-K for the year then ended.
Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of June 30, 2011, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $4.5 million.
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
Certain prior period amounts appearing in the notes to the condensed consolidated financial statements pertaining to the fair value measurement of derivative contracts have been reclassified to conform with current presentation.

2. New Accounting Pronouncements
Recently Adopted
In December 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-28, “Intangibles — Goodwill and Other,” which modified Step 1 of the goodwill impairment test for reporting units with a zero or negative carrying value, stating that under such circumstances an entity should perform Step 2 of the impairment analysis when it is more likely than not that goodwill is impaired. The Company adopted this requirement in the period ending March 31, 2011 with no impact on its financial statements.
In February 2010, the FASB issued ASU No. 2010-10, “Consolidation — Amendments for Certain Investment Funds”, that will indefinitely defer the effective date of the updated Variable Interest Entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity (“QSPE”). The Company’s investment funds meet the conditions in ASU No. 2010-10 and qualify for the deferral adoption. Therefore, the Company is not required to consolidate any of its investment funds which are VIEs until further guidance is issued.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. In addition, ASU No. 2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company adopted this requirement in the period ending March 31, 2011. See note 5 for further information.
Recently Issued
In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,” which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. We do not believe that the adoption of this guidance will have an impact on our financial condition, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides clarifying guidance on how to measure fair value and has additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2 and, for Level 3 fair value measurements, a description of our valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective for the reporting period ending December 31, 2011. We are currently evaluating the impact, if any, that these updates will have on our financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, requiring entities to present items of net income and other comprehensive income either in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements of net income and other comprehensive income. The Company will adopt this requirement in the period ending December 31, 2011.
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
Earnings per share has been calculated as follows:
Expressed in thousands of dollars, except share and per share amounts

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	13,658,720	13,349,551	13,605,020	13,323,410
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	278,655	549,816	324,500	567,451

Diluted weighted average number of shares outstanding	13,937,375	13,899,367	13,929,521	13,890,861

Net profit for the period	$438	$9,862	$6,199	$19,226
Net profit attributable to non-controlling interests	747	660	1,422	856

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(309)	$9,202	$4,777	$18,370

Basic profit (loss) per share	$(0.02)	$0.69	$0.35	$1.38
Diluted profit (loss) per share	$(0.02)	$0.66	$0.34	$1.32

(1)
As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and six months ended June 30, 2011 and 2010, the effect of the warrant is anti-dilutive.

(2)
For the three and six months ended June 30, 2011, the diluted earnings per share computations do not include the anti-dilutive effect of 1,139,695 and 1,142,028 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) (1,273,416 shares of Class A Stock for both the three and six months ended June 30, 2010).

4. Receivable from and payable to brokers and clearing organizations
Expressed in thousands of dollars.

	June 30,	December 31,
	2011	2010
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$244,288	$199,117
Receivable from brokers	33,959	20,609
Securities failed to deliver	27,348	23,673
Clearing organizations	37,442	11,038
Omnibus accounts	16,472	19,129
Other	395	29,278

	$359,904	$302,844

	June 30,	December 31,
	2011	2010
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$309,915	$345,462
Securities failed to receive	29,216	24,944
Clearing organizations and other	56,149	2,291

	$395,280	$372,697

5. Financial instruments
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees which are carried at cost.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value
Expressed in thousands of dollars.

	June 30,		December 31,
	2011		2010
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$790,260	$119,976	$160,114	$105,564
Corporate debt and other obligations	21,899	10,986	32,204	6,788
Mortgage and other asset-backed securities	3,550	19	2,895	25
Municipal obligations	83,881	536	55,089	383
Convertible bonds	46,783	7,513	39,015	11,093
Corporate equities	37,110	42,414	39,151	36,164
Other	64,145	30	38,551	35

Total	$1,047,628	$181,474	$367,019	$160,052

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2011 are corporate equities with estimated fair values of approximately $14.9 million ($14.3 million at December 31, 2010), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.
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
Other
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at June 30, 2011, the Company had purchased approximately $67.3 million in ARS from its clients pursuant to several purchase offers and expects to purchase at least an additional $6.0 million of ARS from its clients under the current client purchase offer. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $49.0 million in ARS as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS purchases from clients of $67.3 million as of June 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of June 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2011, the Company had a valuation adjustment (unrealized loss) of $4.9 million for ARS.
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
The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2011.
Expressed in thousands of dollars.

		Unfunded
		Commit-	Redemption	Redemption
	Fair Value	ments	Frequency	Notice Period
Hedge Funds(1)	$1,293	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,488	4,685	N/A	N/A
Distressed Opportunities Fund(3)	10,991	—	Semi-Annually	180 Days

Total	$14,772	$4,685

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.

(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

(3)	Hedge fund that invests in distressed debt of U.S. companies.
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
Fair Value Measurements
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:
Expressed in thousands of dollars.

	Fair Value Measurements
	As of June 30, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$53,732	$—	$—	$53,732
Securities segregated for regulatory and other purposes	14,500	—	—	14,500
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned:
U.S. Treasury obligations	710,488	—	—	710,488
U.S. Agency obligations	39,859	39,913	—	79,772
Corporate debt and other obligations	—	21,899	—	21,899
Mortgage and other asset-backed securities	—	3,445	105	3,550
Municipal obligations	—	80,052	3,829	83,881
Convertible bonds	—	46,783	—	46,783
Corporate equities	27,692	9,418	—	37,110
Other	1,047	—	63,098	64,145

Securities owned, at fair value	779,086	201,510	67,032	1,047,628

Investments (1)	981	36,292	16,141	53,414
Derivative contracts (2)	—	3,822	—	3,822
Securities purchased under agreements to resell (3)	—	556,916	—	556,916

Total	$857,394	$798,540	$83,173	$1,739,107

Expressed in thousands of dollars.

	Fair Value Measurements
	As of June 30, 2011
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$119,903	$—	$—	$119,903
U.S. Agency obligations	—	73	—	73
Corporate debt and other obligations	—	10,986	—	10,986
Mortgage and other asset-backed securities	—	8	11	19
Municipal obligations	—	536	—	536
Convertible bonds	—	7,513	—	7,513
Corporate equities	22,158	20,256	—	42,414
Other	30	—	—	30

Securities sold, but not yet purchased	142,091	39,372	11	181,474

Investments	32	—	—	32
Derivative contracts (2)	244	2,652	—	2,896

Total	$142,367	$42,024	$11	$184,402

(1)	Included in other assets on the condensed consolidated balance sheet.

(2	Primarily represents the fair value of “To-Be-Announced” securities (TBAs). See “Derivatives used for trading and investment purposes” below.

(3)	Includes securities purchased under agreements to resell where the Company has elected the fair value option.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:
Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$14,384	$—	$—	$14,384
Securities segregated for regulatory and other purposes	14,497	—	—	14,497
Deposits with clearing organizations	9,094	—	—	9,094
Securities owned:
U.S. Treasury obligations	115,790	—	—	115,790
U.S. Agency obligations	23,963	20,348	—	44,311
Sovereign obligations	13	—	—	13
Corporate debt and other obligations	—	32,204	—	32,204
Mortgage and other asset-backed securities	—	2,881	14	2,895
Municipal obligations	—	53,302	1,787	55,089
Convertible bonds	—	39,015	—	39,015
Corporate equities	31,798	7,353	—	39,151
Other	2,643	—	35,908	38,551

Securities owned, at fair value	174,207	155,103	37,709	367,019

Investments (1)	12,522	34,563	17,208	64,293
Derivative contracts (2)	—	26,067	—	26,067
Securities purchased under agreement to resell (3)	—	332,179	—	332,179

Total	$224,704	$547,912	$54,917	$827,533

Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$101,060	$—	$—	$101,060
U.S. Agency obligations	4,405	99	—	4,504
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	6,788	—	6,788
Mortgage and other asset-backed securities	—	25	—	25
Municipal obligations	—	383	—	383
Convertible bonds	—	11,093	—	11,093
Corporate equities	20,962	15,202	—	36,164
Other	35	—	—	35

Securities sold, but not yet purchased, at fair value	126,462	33,590	—	160,052
Investments	12	—	—	12
Derivative contracts (2)	147	178	—	325
Securities sold under agreements to repurchase (3)	—	389,305	—	389,305

Total	$126,621	$423,073	$—	$549,694

(1)	Included in other assets on the consolidated balance sheet.

(2)	Primarily represents the fair value of TBAs. See “Derivatives used for trading and investment purposes” below.

(3)	Includes securities purchased under agreements to resell and securities sold under agreements to repurchase where the company has elected the fair value option.
There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three and six months ended June 30, 2011.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ending June 30, 2011 and 2010.
Expressed in thousands of dollars.

		Realized	Unrealiz-	Purch-
		Gains	ed Gains	ases,	Sales,	Trans-	Ending
	Opening	(Losses)	(Losses)	Issu-	Settle-	fers In	Bal-
	Balance	(4)	(4) (5)	ances	ments	/ Out	ance

For the three months ended June 30, 2011
Assets:
Mortgage and other asset-backed securities (1)	$—	—	3	102	—	—	$105
Municipal obligations	2,165	—	(43)	1,882	(175)	—	3,829
Other (2)	36,582	—	1,966	27,575	(3,025)	—	63,098
Investments (3)	17,308	—	1	426	(1,607)	13	16,141

Liabilities:
Mortgage and other asset-backed securities (1)	$—	—	—	—	11	—	$11

		Realized	Unrealiz-	Purchases,
		Gains	ed Gains	Sales,	Trans-
	Opening	(Losses)	(Losses)	Issuances,	fers In /	Ending
	Balance	(4)	(4) (5)	Settlements	Out	Balance

For the three months ended June 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$380	8	8	(53)	(301)	$42
Municipal obligations	975	—	(157)	1,035	—	1,853
Other (2)	4,450	—	(355)	16,775	—	20,870
Investments (3)	16,890	—	(308)	348	—	16,930

Liabilities:
none

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ending June 30, 2011 and 2010.
Expressed in thousands of dollars.

		Realized	Unrealiz-	Purch-
		Gains	ed Gains	ases,	Sales,	Trans-	Ending
	Opening	(Losses)	(Losses)	Issu-	Settle-	fers In	Bal-
	Balance	(4)	(4) (5)	ances	ments	/ Out	ance

For the six months ended June 30, 2011
Assets:
Mortgage and other asset-backed securities (1)	$14	—	3	102	(14)	—	$105
Municipal obligations	1,787	—	(190)	2,407	(175)	—	3,829
Other (2)	35,909	—	(936)	34,150	(6,025)	—	63,098
Investments (3)	17,208	—	(1)	552	(1,607)	(11)	16,141

Liabilities:
Mortgage and other asset-backed securities (1)	$—	—	—	—	11	—	$11

		Realized	Unrealiz-	Purchases,
		Gains	ed Gains	Sales,	Trans-
	Opening	(Losses)	(Losses)	Issuances,	fers In /	Ending
	Balance	(4)	(4) (5)	Settlements	Out	Balance

For the six months ended June 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	6	8	12	(301)	$42
Municipal obligations	1,075	(4)	(315)	1,035	62	1,853
Other (2)	4,450	—	(355)	16,775	—	20,870
Investments (3)	15,981	—	326	403	220	16,930

Liabilities:
none

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2011 (None at December 31, 2010).
The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“resale agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2011, the fair value of the resale agreement and repurchase agreements were $556.9 million and $nil, respectively. During the three and six months ended June 30, 2011, the amount of losses related to resale agreements was $27,000 and $6,000, respectively. During the three and six months ended June 30, 2011, the amount of gains/losses related to repurchase agreements was $nil and $nil, respectively.
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
On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which is subject to change due to changes in 3-Month LIBOR. See note 6 for further information. These swaps have been designated as cash flow hedges. Changes in the fair value of the swap hedges are expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and six months ended June 30, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $nil and $69,000, respectively ($73,000 and $330,000, respectively, for the three and six months ended June 30, 2010) and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss). The swaps expired on March 31, 2011.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which is subject to changes in 3-Month LIBOR. See note 6 for further information. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The loss of $1.3 million related to this hedge that was previously included in other comprehensive income (loss) was reversed and included in interest expense in the condensed consolidated statement of operations in the second quarter of 2011.
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At June 30, 2011, the Company did not have any such hedges in place.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used included U.S. Treasury notes, Federal Funds and Eurodollar contracts. At June 30, 2011, the Company had 240 open short contracts for 10-year U.S. Treasury notes with a fair value of $244,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At June 30, 2011, the Company had 5.2 billion open contracts for Federal Funds futures with a fair value of approximately $245,000 and 224 million open contracts for Eurodollar futures with a fair value of $13,000 both used as economic hedges of interest rate risk associated with government trading activities.
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the “To-Be-Announced” or TBA market. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers and clearing organizations and payable to brokers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue. See Fair Value of Derivative Instruments tables below for TBAs outstanding at June 30, 2011.
From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. At June 30, 2011, the fair value of the forward repurchase commitment was approximately $354,000.

The notional amounts and fair values of the Company’s derivatives at June 30, 2011 by product were as follows:
Expressed in thousands of dollars.
Fair Value of Derivative Instruments
As of June 30, 2011

	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$100,000	$34

Derivatives not designated as hedging instruments (1)
Commodity contracts	Eurodollar Futures	9,000	—
Other contracts	TBAs	361,450	3,788

		370,450	3,788

Total Assets		$470,450	$3,822

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures	$24,000	$244
	Federal Funds Futures	5,220,000	245
	Eurodollar Futures	224,000	13
Other contracts	TBAs	11,072	98
	Forward Purchase Commitment (2)	500,000	354
	Auction rate securities purchase commitment	45,843	1,941

Total Liabilities		$6,024,916	$2,896

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.

(2)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

Expressed in thousands of dollars.
Fair Value of Derivative Instruments
As of December 31, 2010

	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap	$100,000	$178

Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	516,987	25,889

Total Assets		$616,987	$26,067

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$9,000	$116

Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures	14,000	147
Other contracts	TBAs	2,000	26
	Forward Purchase Commitment (2)	3,250,000	35

Sub-total		3,266,000	209

Total Liabilities		$3,275,000	$325

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended June 30, 2011.
Expressed in thousands of dollars.

				Recognized
				in Other
				Comprehen-
				sive Income
				on	Reclassified from
				Derivatives -	Accumulated Other
				Effective	Comprehensive
		Recognized in Income on		Portion	Income into Income-
		Derivatives		(after-tax)	Effective Portion(2)
		(pre-tax)		Gain/	(after-tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	(Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Caps (3)	N/A	$(1,950)	$—	Interest expense	$(1,233)
	Swaps	N/A	—	—	Interest expense	61

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,136)	—	None	—
	Federal Funds Futures	Principal transaction revenue	(221)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	(333)	—	None	—
	Euro FX	Principal transaction revenue	(37)	—	None	—
Other contracts	TBAs	Principal transaction revenue	3,391	—	None	—
	Forward purchase commitment (4)	Principal transaction revenue	114	—	None	—
	Auction rate securities purchase commitment	Principal transaction revenue	(1,941)	—	None	—

Total			$(2,113)	$—		$(1,172)

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	There is no ineffective portion included in income for the three months ended June 30, 2011.

(3)
As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge and, as a result, a loss of $1.6 million has been reclassified from other comprehensive income (loss) to other expenses on the condensed consolidated statement of operations.

(4)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the six months ended June 30, 2011.
Expressed in thousands of dollars.

				Recognized
				in Other
				Comprehen-
				sive Income
				on	Reclassified from
				Derivatives -	Accumulated Other
				Effective	Comprehensive
		Recognized in Income on		Portion	Income into Income-
		Derivatives		(after-tax)	Effective Portion(2)
		(pre-tax)		Gain/	(after-tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	(Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps	N/A	$—	$—	Interest expense	$(50)
	Caps (3)	N/A	(1,950)	—	Interest expense	(1,272)

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,180)	—	None	—

	Federal Funds Futures	Principal transaction revenue	(250)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	(410)	—	None	—
	Euro FX	Principal transaction revenue	(131)	—	None	—
Other contracts	TBAs	Principal transaction revenue	4,645	—	None	—
	Forward purchase commitment (4)	Principal transaction revenue	(784)	—	None	—
	Auction rate	Principal
	securities purchase commitment	transaction revenue	(1,941)	—	None	—

Total			$(2,001)	$—		$(1,322)

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	There is no ineffective portion included in income for the six months ended June 30, 2011.

(3)
As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge and, as a result, a loss of $1.3 million, net of tax, has been reclassified from other comprehensive income (loss) to other expenses on the condensed consolidated statement of operations.

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2011, bank call loans were $159.0 million ($147.0 million at December 31, 2010).
At June 30, 2011, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $106.9 million and $268.3 million, respectively, at June 30, 2011, are primarily with two U.S. money center banks. At June 30, 2011, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $286.0 million under securities loan agreements.
At June 30, 2011, the Company had deposited $220.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At June 30, 2011, the Company had no outstanding letters of credit.
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
Certain of the Company’s repurchase agreements and resale agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and resale agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2011, the fair value of the resale agreement and repurchase agreements were $556.9 million and $nil, respectively. During the three and six months ended June 30, 2011, the amount of losses related to resale agreements was $27,000 and $6,000, respectively. During the three and six months ended June 30, 2011, the amount of gains/losses related to repurchase agreements was $nil and $nil, respectively.

At June 30, 2011, the gross balances of resale agreements and repurchase agreements were $7.7 billion and $8.2 billion, respectively ($4.0 billion and $4.1 billion, respectively at December 31, 2010).
The Company receives collateral in connection with securities borrowed and resale agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2011, the fair value of securities received as collateral under securities borrowed transactions and resale agreements was $239.8 million ($192.1 million at December 31, 2010) and $7.7 billion ($3.9 billion at December 31, 2010), respectively, of which the Company has re-pledged approximately $15.7 million ($47.3 million at December 31, 2010) under securities loaned transactions and $7.7 billion under repurchase agreements ($3.9 billion at December 31, 2010).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $680.2 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2011 ($102.5 million at December 31, 2010). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $145.6 million as at June 30, 2011 ($149.9 million at December 31, 2010).
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
One of the Company’s funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker. As of June 30, 2011, Lehman Brothers International (Europe) held securities with a fair value of $9.1 million that were segregated and not re-hypothecated.
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of June 30, 2011 are receivables from three major U.S. broker-dealers totaling approximately $133.0 million.

The Company participates in loan syndications through its Debt Capital Markets business. Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market. To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC. As of June 30, 2011, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $147.5 million ($78.0 million as of December 31, 2010) and had $nil in Excess Retention ($nil as of December 31, 2010).
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in resale and repurchase agreements, substantially all open contracts at June 30, 2011 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities buusiness carried on through Oppenheimer Europe through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2011, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of June 30, 2011, the Company had $6.7 million committed under such financing arrangements.
OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At June 30, 2011, OMHHF had $14.5 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three and six months ended June 30, 2011 was $835,000 and $1.2 million, respectively.

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
A subsidiary of the Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its right to receive management and incentive fees. The Company’s investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company’s additional capital commitments are subject to call at a later date and are limited in amount.
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at June 30, 2011 and December 31, 2010:
As of June 30, 2011
Expressed in thousands of dollars.

		Carrying Value of the			Maximum
	Total	Company’s Variable			Exposure
	VIE Assets	Interest		Capital	to Loss in Non-
	(1)	Assets (2)	Liabilities	Commitments	consolidated VIEs

Hedge Funds	$1,825,118	$219	$—	$—	$219
Private Equity Funds	139,775	24	—	—	24

Total	$1,964,893	$243	$—	$—	$243

As of December 31, 2010
Expressed in thousands of dollars.

		Carrying Value of the			Maximum
	Total	Company’s Variable			Exposure
	VIE Assets	Interest		Capital	to Loss in Non-
	(1)	Assets (2)	Liabilities	Commitments	consolidated VIEs

Hedge Funds	$1,769,382	$775	$—	$—	$775
Private Equity Funds	157,196	22	—	5	27

Total	$1,926,578	$797	$—	$5	$802

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.
6. Long-term debt
Expressed in thousands of dollars.

			Interest Rate at	June 30,	December 31,
Issued	Maturity Date		June 30, 2011	2011	2010

Senior Secured Notes (a)	4/15/2018		8.75%	$200,000	$—
Senior Secured Credit Note (b)	7/31/2013	*		$—	$22,503
Subordinated Note (c)	1/31/2014	*		$—	$100,000

*	Retired on April 12, 2011

(a)
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”).The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) (together, the “Debt”) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which has been capitalized during the three months ending June 30, 2011 and amortized over the period of the Notes. The Company has written off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense in the condensed consolidated statement of operations during the three months ending June 30, 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2011, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer is currently scheduled to expire on August 9, 2011.

(b)
In 2006, the Company issued a Senior Secured Credit Note in the amount of $125.0 million at a variable interest rate based on LIBOR with a seven-year term to a syndicate led by Morgan Stanley Senior Funding Inc., as agent. In accordance with the Senior Secured Credit Note, the Company provided certain covenants to the lenders with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

The principal balance of the Senior Secured Credit Note in the amount of $22.4 million was repaid in full on April 12, 2011 in connection with the issuance of the Senior Secured Note described in (a) above.

The effective interest rate on the Senior Secured Credit Note for the period outstanding in the three months ended June 30, 2011 was 4.88%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2011, on the Senior Secured Credit Note was $35,000 and $306,000, respectively ($388,000 and $775,000, respectively, in the three and six months ended June 30, 2010).

(c)
On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100.0 million and the Company issued a Subordinated Note to CIBC in the amount of $100.0 million at a variable interest rate based on LIBOR. The purpose of this note was to support the capital requirements of the acquired business. In accordance with the Subordinated Note, the Company provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

The principal balance of the Subordinated Note in the amount of $100.0 million was repaid in full on April 12, 2011 in connection with the issuance of the Senior Secured Notes described in (a) above.

The effective interest rate on the Subordinated Note for the period outstanding in three months ended June 30, 2011 was 5.55%. Interest expense, as well as interest paid on a cash basis for the three and six months ended June 30, 2011, on the Subordinated Note was $185,000 and $1.6 million, respectively ($1.4 million and $2.8 million for the three and six months ended June 30, 2010).

7. Share capital
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Class A Stock outstanding, beginning of period	13,535,063	13,241,552	13,268,522	13,118,001
Issued pursuant to the share-based compensation plans	33,882	11,470	300,423	135,021

Class A Stock outstanding, end of period	13,568,945	13,253,022	13,568,945	13,253,022

8. Net capital requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2011, the net capital of Oppenheimer as calculated under the Rule was $162.9 million or 13.2% of Oppenheimer’s aggregate debit items. This was $138.2 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At June 30, 2011, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.
At June 30, 2011, the regulatory capital of Oppenheimer Europe was $4.2 million, which was $1.9 million in excess of the $2.3 million required to be maintained at that date. Oppenheimer Europe computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.
At June 30, 2011, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.6 million, which was $1.3 million in excess of the $385,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.
9. Related party transactions
The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

10. Segment information
The table below presents information about the reported revenue and profit before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has allocated all revenue and expenses to its segments and has eliminated the “Other” category. Previously reported segment information has been revised to reflect this change. The Company’s business is conducted primarily in the United States with additional operations in the United Kingdom, Israel, Asia, and South America.
The table below presents information about the reported revenue and profit before income taxes of the Company for the three and six months ended June 30, 2011 and 2010. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use. Substantially all assets are located in the United States.
Expressed in thousands of dollars.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Private Client (1)	$136,092	$138,684	$283,157	$277,019
Capital Markets	88,929	102,078	177,017	193,006
Asset Management (1)	19,497	16,237	37,761	33,146

Total	$244,518	$256,996	$497,935	$503,171

Profit before income taxes:
Private Client (1)	$741	$3,552	$4,139	$10,329
Capital Markets	(4,077)	9,012	(2,712)	13,850
Asset Management (1)	5,040	3,582	10,106	7,827

Total	$1,704	$16,146	$11,533	$32,006

(1)	Asset management revenue is allocated 77.5% to the Private Client segment and 22.5% to the Asset Management segment.
Revenues, classified by the major geographic areas in which they were earned for the three and six months ended June 30, 2011 and 2010, were as follows:
Expressed in thousands of dollars.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$232,272	$242,099	$471,562	$476,913
Europe / Middle East	6,554	8,010	14,787	14,291
Asia	3,246	4,895	6,385	8,165
South America	2,446	1,992	5,201	3,802

Total	$244,518	$256,996	$497,935	$503,171

The effective tax rate for the three-month period ended June 30, 2011 was negatively impacted by remeasurements of deferred tax assets arising from net operating losses related to the Company’s Israeli subsidiary, resulting in tax expense of $466,000, and from state net operating losses and gross timing differences, resulting in net tax expense of $188,000.

11. Subsequent events
On July 29, 2011, the Company announced a cash dividend of $0.11 per share (totaling $1.4 million) payable on August 26, 2011 to Class A and Class B Stockholders of record on August 12, 2011.
On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The Company will occupy approximately 270,000 rentable square feet in the building. This lease represents a commitment of approximately $186.0 million over the 15 year term.
On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer is currently scheduled to expire on August 9, 2011.
12. Supplemental Guarantor Condensed Consolidated Financial Statements
The Company’s Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the Guarantors). Each of the Guarantors is 100% owned by the Company. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS AT JUNE 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
ASSETS
Cash and cash equivalents	$748	$49,472	$59,341	$—	$109,561
Cash and securities segregated for regulatory and other purposes	—	—	180,498	—	180,498
Deposits with clearing organizations	—	—	25,058	—	25,058
Receivable from brokers and clearing organizations	—	34	359,871	(1)	359,904
Receivable from customers, net of allowance for credit losses of $2,430	—	—	923,666	—	923,666
Income taxes receivable	2,099	27,095	(702)	(25,337)	3,155
Securities purchased under agreement to resell	—	—	562,482	—	562,482
Securities owned, including amounts pledged of $434,315, at fair value	12,000	—	1,035,628	—	1,047,628
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	60,050	—	60,050
Office facilities, net	—	—	19,855	—	19,855
Deferred tax asset	93	—	16,920	(17,013)	—
Intangible assets, net	—	—	38,816	—	38,816
Goodwill	—	—	132,472	—	132,472
Other	4,296	169	156,480	59	161,004
Investment in subsidiaries	491,174	890,664	(191,593)	(1,190,245)	—
Intercompany receivables	191,755	(156,624)	816	(35,947)	—

	$702,165	$923,368	$3,379,658	$(1,381,042)	$3,624,149

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS AT JUNE 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$38,290	$—	$38,290
Bank call loans	—	—	159,000	—	159,000
Payable to brokers and clearing organizations	—	—	395,280	—	395,280
Payable to customers	—	—	560,486	—	560,486
Securities sold under agreement to repurchase	—	—	1,168,455	—	1,168,455
Securities sold, but not yet purchased, at fair value	—	—	181,474	—	181,474
Accrued compensation	—	—	120,424	—	120,423
Accounts payable and other liabilities	3,965	843	270,183	42	275,033
Income taxes payable	2,440	22,564	333	(25,337)	—
Senior secured note	—	—	—	200,000	200,000
Subordinated indebtedness	200,000	—	112,558	(312,558)	—
Deferred income tax, net	—	(943)	36,429	(17,013)	18,473
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	35,931	—	(35,931)	—
	206,405	58,395	3,049,932	(190,797)	3,123,935
Stockholders’ equity attributable to the Oppenheimer Holdings Inc.	495,760	864,973	325,272	(1,190,245)	495,760
Noncontrolling interest			4,454		4,454
Stockholders’ equity	495,760	864,973	329,726	(1,190,245)	500,214

	$702,165	$923,368	$3,379,658	(1,381,042)	$3,624,149

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS AT DECEMBER 31, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
ASSETS
Cash and cash equivalents	$361	$(241)	$52,734	$—	$52,854
Cash and securities segregated for regulatory and other purposes	—	—	142,446	—	142,446
Deposits with clearing organizations	—	—	23,228	—	23,228
Receivable from brokers and clearing organizations	—	62	302,782	—	302,844
Receivable from customers, net of allowance for credit losses of $2,716	—	—	924,817	—	924,817
Income taxes receivable	—	33,557	(702)	(27,876)	4,979
Securities purchased under agreement to resell	—	—	347,070	—	347,070
Securities owned, including amounts pledged of $102,501, at fair value	—	—	367,019	—	367,019
Subordinated loan receivable	—	12,558	100,000	(112,558)	—
Notes receivable, net	—	—	59,786	—	59,786
Office facilities, net	—	—	22,875	—	22,875
Intangible assets, net	—	—	40,979	—	40,979
Goodwill	—	—	132,472	—	132,472
Other	—	(347)	198,954	58	198,665
Investment in subsidiaries	484,639	782,915	(152,852)	(1,114,702)	—
Intercompany receivables	12,135	21,862	1,847	(35,844)	—

	$497,135	$850,366	$2,563,455	$(1,290,922)	$2,620,034

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS AT DECEMBER 31, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$61,055	$—	$61,055
Bank call loans	—	—	147,000	—	147,000
Payable to brokers and clearing organizations	—	—	372,697	—	372,697
Payable to customers	—	—	406,916	—	406,916
Securities sold under agreement to repurchase	—	—	390,456	—	390,456
Securities sold, but not yet purchased, at fair value	—	—	160,052	—	160,052
Accrued compensation	—	—	175,938	—	175,938
Accounts payable and other liabilities	131	—	262,268	107	262,506
Income taxes payable	2,440	22,188	3,248	(27,876)	—
Senior secured credit note	—	—	22,503	—	22,503
Subordinated note	—	—	212,558	(112,558)	100,000
Deferred income tax, net	—	—	16,292	3	16,295
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	35,896	—	(35,896)	—

	2,571	58,084	2,238,003	(176,220)	2,122,438

Stockholders’ equity attributable to the Oppenheimer Holdings Inc.	494,564	792,282	322,420	(1,114,702)	494,564
Noncontrolling interest	—	—	3,032	—	3,032

Stockholders’ equity	494,564	792,282	325,452	(1,114,702)	497,596

	$497,135	$850,366	$2,563,455	$(1,290,922)	$2,620,034

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$120,790	$—	$120,790
Principal transactions, net	—	(308)	13,621	—	13,313
Interest	—	2,671	13,441	(2,463)	13,649
Investment banking	—	—	34,717	(1,000)	33,717
Advisory fees	—	—	50,662	(607)	50,055
Other	—	—	12,994		12,994

	—	2,363	246,225	(4,070)	244,518

EXPENSES
Compensation and related expenses	48	—	160,388	—	160,436
Clearing and exchange fees	—	—	6,300	—	6,300
Communications and technology	7	—	16,062	—	16,069
Occupancy and equipment costs	—	—	18,524	—	18,524
Interest	3,791	1,924	7,417	(2,463)	10,669
Other	1,331	11	31,081	(1,607)	30,816

	5,177	1,935	239,772	(4,070)	242,814

Profit (loss) before income taxes	(5,177)	428	6,453	—	1,704
Income tax provision (benefit)	(2,058)	240	3,084	—	1,266
Net profit (loss) for the period	(3,119)	188	3,369	—	438
Less net profit attributable to non- Controlling interest, net of tax	—	—	747	—	747
Equity in subsidiaries	2,810	—	—	(2,810)	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(309)	$188	$2,622	$(2,810)	$(309)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$257,645	$—	$257,645
Principal transactions, net	—	(307)	24,611	—	24,304
Interest	—	4,419	28,230	(4,211)	28,438
Investment banking	—	—	63,158	(1,000)	62,158
Advisory fees	—	—	99,695	(1,191)	98,504
Other	—	—	26,886		26,886

	—	4,112	500,225	(6,402)	497,935

EXPENSES
Compensation and related expenses	152	—	330,699	—	330,851
Clearing and exchange fees	—	—	12,613	—	12,613
Communications and technology	21	—	31,987	—	32,008
Occupancy and equipment costs	—	—	37,070	—	37,070
Interest	3,791	3,428	15,435	(4,211)	18,443
Other	1,546	262	55,800	(2,191)	55,417

	5,510	3,690	483,604	(6,402)	486,402

Profit (loss) before income taxes	(5,510)	422	16,621		11,533
Income tax provision (benefit)	(2,192)	265	7,261	—	5,334
Net profit (loss) for the period	(3,318)	157	9,360	—	6,199
Less net profit attributable to non- Controlling interest, net of tax	—	—	1,422	—	1,422
Equity in subsidiaries	8,095	—	—	(8,095)	—

Net profit attributable to Oppenheimer Holdings Inc.	$4,777	$157	$7,938	$(8,095)	$4,777

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$139,582	$—	$139,582
Principal transactions, net	—	—	16,778	—	16,778
Interest	—	1,761	11,197	(1,760)	11,198
Investment banking	—	—	36,336	—	36,336
Advisory fees	—	—	44,480	(496)	43,984
Other	—	—	9,118		9,118

	—	1,761	257,491	(2,256)	256,996

EXPENSES
Compensation and related expenses	95	—	164,209	—	164,304
Clearing and exchange fees	—	—	7,823	—	7,823
Communications and technology	14	—	16,286	—	16,300
Occupancy and equipment costs	—	—	18,262	—	18,262
Interest	—	1,518	6,631	(1,760)	6,389
Other	188	87	27,993	(496)	27,772

	297	1,605	241,204	(2,256)	240,850

Profit (loss) before income taxes	(297)	156	16,287	—	16,146
Income tax provision (benefit)	(119)	54	6,349	—	6,284
Net profit (loss) for the period	(178)	102	9,938	—	9,862
Less net profit attributable to non- controlling interest, net of tax	—	—	660	—	660
Equity in subsidiaries	9,380	—	—	(9,380)	—

Net profit attributable to Oppenheimer Holdings Inc.	$9,202	$102	$9,278	$(9,380)	$9,202

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$277,779	$—	$277,779
Principal transactions, net	—	(276)	37,233	—	36,957
Interest	—	3,496	20,776	(3,496)	20,776
Investment banking	—	—	61,520	—	61,520
Advisory fees	—	—	87,766	(988)	86,778
Other	—	—	19.361	—	19,361

	—	3,220	504,435	(4,484)	503,171

EXPENSES
Compensation and related expenses	102	—	322,381	—	322,483
Clearing and exchange fees	—	—	14,385	—	14,385
Communications and technology	29	—	32,711	—	32,740
Occupancy and equipment costs	—	—	36,722	—	36,722
Interest	—	3,360	11,826	(3,496)	11,690
Other	477	100	53,556	(988)	53,145

	608	3,460	471,581	(4,484)	471,165

Profit (loss) before income taxes	(608)	(240)	32,854	—	32,006
Income tax provision (benefit)	(243)	(97)	13,120	—	12,780
Net profit (loss) for the period	(365)	(143)	19,734	—	19,226
Less net profit attributable to non- controlling interest, net of tax	—	—	856	—	856
Equity in subsidiaries	18,735	—	—	(18,735)	—

Net profit attributable to Oppenheimer Holdings Inc.	$18,370	$(143)	$18,878	$(18,735)	$18,370

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
Cash flows from operations:
Net profit (loss) for the period	$(3,318)	$157	$9,360	$—	$6,199
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	6,437	—	6,437
Deferred income tax	(93)	(943)	3,213	—	2,177
Amortization of notes receivable	—	—	10,140	—	10,140
Amortization of debt issuance costs	—	—	571	—	571
Amortization of intangibles	—	—	2,163	—	2,163
Provision for credit losses	—	—	(286)	—	(286)
Share-based compensation	—	—	2,720	—	2,720
Changes in operating assets and liabilities	(194,182)	85,714	52,793	69	(55,608)

Cash provided by (used in) continuing operations	(197,593)	84,928	87,111	69	(25,487)

Cash flows from investing activities:
Purchase of office facilities	—	—	(3,013)	—	(3,013)

Cash used in investing activities	—	—	(3,013)	—	(3,013)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,003)	—	—	—	(3,003)
Issuance of Class A non-voting common Stock	337	—	—	—	337
Senior secured note issuance	200,000	—	—	—	200,000
Senior secured credit note repayments	—	—	(22,503)	—	(22,503)
Subordinated note repayments	—	—	(100,000)	—	(100,000)
Other financing activities	646	(35,215)	45,014	(69)	10,376

Cash provided by (used in) financing activities	197,980	(35,215)	(77,489)	(69)	85,207

Net increase (decrease) in cash and cash equivalents	387	49,713	6,607	—	56,707
Cash and cash equivalents, beginning of period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of period	$748	$49,472	$59,341	—	$109,561

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
Cash flows from operations:
Net profit (loss) for the period	($365)	($143)	$19,734		$19,226
Adjustments to reconcile net profit (loss) to net cash used in operating activities:	—	—	—		—
Depreciation and amortization	—	—	6,007		6,007
Deferred income tax	—	—	8,960		8,960
Amortization of notes receivable	—	—	10,005		10,005
Amortization of debt issuance costs	—	—	391		391
Amortization of intangibles	—	—	2,162		2,162
Provision for credit losses	—	—	359		359
Share-based compensation	—	—	(408)		(408)
Changes in operating assets and liabilities	(56)	(5,702)	(113,949)	(3,666)	(123,373)

Cash provided by (used in) continuing operations	(421)	(5,845)	(66,739)	(3,666)	(76,671)

Cash flows from investing activities:
Purchase of office facilities	—	—	(5,607)	—	(5,607)

Cash used in investing activities	—	—	(5,607)	—	(5,607)

Cash flows from financing activities:
Cash dividends paid on Class A non- voting and Class B voting common stock	(2,932)	—	—	—	(2,932)
Issuance of Class A non-voting common Stock	2,002	—	—	—	2,002
Senior secured credit note repayments		—	(1,000)	—	(1,000)
Other financing activities	4,531	8,690	45,409	3,666	62,296

Cash provided by (used in) financing activities	3,601	8,690	44,409	3,666	60,366

Net increase (decrease) in cash and cash equivalents	3,180	2,845	(27,937)	—	(21,912)
Cash and cash equivalents, beginning of period	2,475	2,359	64,084	—	68,918

Cash and cash equivalents, end of period	$5,655	$5,204	$36,147	—	$47,006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2010.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at June 30, 2011, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2011 totaled approximately $73.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At June 30, 2011, client assets under management by the asset management groups totaled $19.7 billion. At June 30, 2011, the Company employed 3,670 employees (3,536 full time and 134 part time), of whom approximately 1,421 were financial advisors.
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
During the three months ended June 30, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2011, the Company had a valuation adjustment (unrealized) of $4.9 million for ARS.
The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings. See “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Factors Affecting ‘Forward-Looking Statements”.
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
Other Regulatory Matters
For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisors concerning, the sale of low-priced securities. The Company has responded to numerous document requests and there have been on-the-record testimony given by financial advisors and supervisory personnel who work in several of Oppenheimer’s branch offices.
On June 23, 2011, the Company received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisors.
Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisors and their supervisors in relation to the sale of low-priced securities.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at June 30, 2011, the Company had purchased approximately $67.3 million in ARS from its clients and expects to purchase at least an additional $6.0 million of ARS from its clients under the current client purchase offer. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $49.0 million in ARS as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS purchases from clients of $67.3 million as of June 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of June 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).
The Company’s clients held at Oppenheimer approximately $406.8 million of ARS at June 30, 2011, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. This represents a decrease of $78.0 million from amounts that our clients held as of March 31, 2011 as a result of issuer redemptions and purchases by the Company.
See “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” appearing in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Legal Proceedings” herein.
Other Matters
A subsidiary of the Company was the administrative agent for two closed-end funds until December 5, 2005. The Company has been advised by the current administrative agent for these two funds that the Internal Revenue Service (“IRS”) may file a claim for interest and penalties for one of these funds with respect to the 2004 tax year as a result of an alleged failure of such subsidiary to take certain actions. Representatives of the fund have been in discussions with the IRS on behalf of that fund to resolve the matter. There is no guarantee that a resolution will be reached. To the extent there is a resolution of this matter, a contribution to such resolution may need to be made by the Company and others. The Company will continue to monitor developments in this matter.
In April 2008, Oppenheimer commenced an action against Metal Management Inc. (“Metal”) in the United States District Court for the Southern District of New York (the “Court”) to collect an unpaid fee related to an investment banking transaction. On June 20, 2011, the Court issued an order granting Oppenheimer’s motion for summary judgment. On July 25, 2011, Metal appealed such order to the United States Court of Appeals for the Second Circuit. Oppenheimer is contemplating a cross-appeal to seek recovery of attorney fees and costs. There is no guarantee that a cross-appeal, if filed, will be successful or that the Court’s order will be affirmed during the appeal process.

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
Outlook
The Company’s long-term plan is to continue to expand existing offices by hiring experienced professionals as well as through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company’s stockholders with incremental value. The Company may review additional potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations
The Company reported a net loss of $309,000 or ($0.02) per share for the second quarter of 2011 compared to a net profit of $9.2 million or $0.69 per share in the second quarter of 2010. Revenue for the second quarter of 2011 was $244.5 million compared to revenue of $257.0 million in the second quarter of 2010, a decrease of 4.9%. Client assets entrusted to the Company and under management totaled approximately $73.9 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $19.7 billion at June 30, 2011 ($66.9 billion and $14.7 billion, respectively, at June 30, 2010). Second quarter results were negatively impacted by costs of $4.6 million associated with refinancing our long-term debt as well as significant continuing costs associated with auction rate securities matters.
Net profit for the six months ended June 30, 2011 was $4.8 million or $0.35 per share compared to $18.4 million or $1.38 per share in the same period of 2010. Revenue for the six months ended June 30, 2011 was $497.9 million, a decrease of 1.0% compared to $503.2 million in the same period of 2010.
Repercussions from the tsunami in Japan, volatile commodity prices, and uncertainty around sovereign debt quality both in Europe and the U.S. has led to a slowing of economic growth amid protracted high levels of unemployment. Amid these conditions, the U.S. equity and debt markets were volatile but with extremely low volume levels and low levels of investor participation. While corporate earnings are likely to continue to show improvement over the near term, the confidence of consumers remains low and the protracted decline in housing prices continues to restrict job growth and consumer spending. The recent agreement on the U.S. debt ceiling will lift one element of uncertainty, but the long-term budget issues facing the U.S. remain a drag on the economy and the willingness of business to create new jobs.
Oppenheimer’s results were significantly affected by the conditions described above as well as by matters more closely tied to the Company. The Company’s institutional business, both equity and fixed income, was adversely affected by low volume levels, volatility and client reluctance to try to decipher the markets’ future direction amid the volatility of price action during the second quarter of 2011. Investment banking income declined for the period mostly due to the comparison to 2010 when that quarter’s income was favorably impacted by a large fee earned on a single transaction. Fee based programs within our asset management business continued to show favorable comparisons as the equity markets were near their highs at the time these fee amounts were determined. The effective tax rate for the three-month period ended June 30, 2011 was negatively impacted by remeasurements of deferred tax assets arising from net operating losses related to the Company’s Israeli subsidiary, resulting in tax expense of $466,000, and from state net operating losses and gross timing differences, resulting in net tax expense of $188,000.

The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:
Expressed in thousands of dollars.

	Three months ended		Six months ended
	June 30,		June 30,
	2011 versus 2010		2011 versus 2010
	Period to	Period to	Period to
	Period	Period	Period	Percentage
	Change	Change	Change	Change
Revenue -
Commissions	$(18,792)	-13.5%	$(20,134)	-7.3%
Principal transactions, net	(3,465)	-20.6%	(12,653)	-34.2%
Interest	2,451	21.9%	7,662	36.9%
Investment banking	(2,619)	-7.2%	638	1.0%
Advisory fees	6,071	13.8%	11,726	13.5%
Other	3,876	42.5%	7,525	38.9%
Total revenue	(12,478)	-4.9%	(5,236)	-1.0%

Expenses -
Compensation and related expenses	(3,868)	-2.4%	8,368	2.6%
Clearing and exchanges fees	(1,523)	-19.5%	(1,772)	-12.3%
Communications and technology	(231)	-1.4%	(732)	-2.2%
Occupancy and equipment costs	262	1.4%	348	0.9%
Interest	4,280	67.0%	6,753	57.8%
Other	3,044	11.0%	2,272	4.3%
Total expenses	2,964	1.2%	15,237	3.5%
Profit before income taxes	(14,442)	-89.4%	(20,473)	-64.0%
Income tax provision	(5,018)	-79.9%	(7,446)	-58.3%
Net profit	(9,424)	-95.6%	(13,027)	-67.8%
Net profit attributable to non- controlling interest, net of tax	87	13.2%	566	66.1%
Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(9,511)	-103.4%	$(13,593)	-74.0%
Highlights of the Company’s results for the three and six months ended June 30, 2011 follow:
Revenue and Expenses
Revenue — Second Quarter 2011
•
Commission revenue was $120.8 million for the second quarter of 2011, a decrease of 13.5% compared to $139.6 million in the second quarter of 2010. Weak investor sentiment and volatile markets in the 2011 period contributed to the decline.

•
Principal transactions revenue was $13.3 million in the second quarter of 2011 compared to $16.8 million in the second quarter of 2010, a decrease of 20.6%. The decrease stems from lower income from firm investments (a net loss of $2.0 million for the second quarter of 2011 compared to a net loss of $144,000 for the second quarter of 2010) and lower fixed income trading revenue ($15.4 million in the second quarter of 2011 compared to $17.4 million in the second quarter of 2010).

•
Interest revenue was $13.6 million in the second quarter of 2011, an increase of 21.9% compared to $11.2 million in the second quarter of 2010. The increase is primarily attributable to increased interest earned by the government trading desk of $515,000 as a result of higher inventory balances as well as an increase in margin revenue of $757,000 as a result of higher margin debit balances.

•
Investment banking revenue was $33.7 million in the second quarter of 2011, a decrease of 7.2% compared to $36.3 million in the second quarter of 2010 with decreased fee income related to private placements of $10.4 million, offset by an increase of $6.3 million in advisory services and an increase of $1.5 million in fees relating to equity issuances.

•
Advisory fees were $50.1 million in the second quarter of 2011, an increase of 13.8% compared to $44.0 million in the second quarter of 2010. Asset management fees increased by $6.7 million in the second quarter of 2011 compared to the same period in 2010 as a result of an increase in the value of assets under management of 17.1% during the period. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $19.9 billion at March 31, 2011 ($17.0 billion at March 31, 2010). The increase in asset management fees was offset by a decrease in fees earned on money market products of $581,000 as the Company continues to waive money market fee income. The Company waived $6.3 million in money market fees during the period ($5.7 million in the second quarter of 2010).

•
Other revenue was $13.0 million in the second quarter of 2011, an increase of 42.5% compared to $9.1 million in the second quarter of 2010 primarily as a result of a $2.5 million increase in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which are largely offset by an increase in employee compensation liabilities and expense). In addition, fees generated from Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) (formerly called Evanston Financial Corporation) increased by $2.0 million in the second quarter of 2011 compared to the second quarter of 2010.

Revenue — Year-to-date 2011
•	Commission revenue was $257.6 million for the six months ended June 30, 2011, a decrease of 7.3% compared to $277.8 million in the same period of 2010.

•
Principal transactions revenue was $24.3 million in the six months ended June 30, 2011 compared to $37.0 million in the same period of 2010, a decrease of 34.2%. The decrease stems from lower income from loan trading and sales ($484,000 for the six months ended June 30, 2011 compared to $4.7 million in the same period of 2010) as a result of the loss of personnel and lower fixed income trading revenue ($24.9 million in the six months ended June 30, 2011 compared to $31.4 million in the same period of 2010).

•
Interest revenue was $28.4 million in the six months ended June 30, 2011, an increase of 36.9% compared to $20.8 million in the same period of 2010. The increase is primarily attributable to interest earned by the government trading desk of $4.4 million as a result of higher inventory balances as well as an increase in margin revenue of $1.3 million as a result of higher margin debit balances.

•	Investment banking revenue was $62.2 million in the six months ended June 30, 2011, an increase of 1.0% compared to $61.5 million in the same period of 2010.

•
Advisory fees were $98.5 million in the six months ended June 30, 2011, an increase of 13.5% compared to $86.8 million in the same period of 2010. Asset management fees increased by $11.9 million in the six months ended June 30, 2010 compared to the same period in 2010 as a result of an increase in the value of assets under management during the period. The increase in asset management fees was offset by a decrease in fees earned on money market products of $892,000 as the Company continues to waive money market fee income. The Company waived $12.2 million in money market fees during the period ($11.8 million in the second quarter of 2010).

•
Other revenue was $26.9 million in the six months ended June 30, 2011, an increase of 38.9% compared to $19.4 million in the same period of 2010 primarily as a result of a $2.7 million increase in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs as well as a $5.5 million increase in fees generated from OMHHF in the six months ended June 30, 2011 compared to the same period in 2010.

Expenses — Second Quarter 2011
•
Compensation and related expenses decreased 2.4% in the second quarter of 2011 to $160.4 million compared to $164.3 million in the second quarter of 2010. Decreases in production-related compensation expense of $2.7 million tracked the decrease in revenue in the second quarter of 2011 compared to the second quarter of 2010. In addition, share-based compensation expense decreased by $3.5 million in response to the decline in the Company’s stock price in the second quarter of 2011, partially offset by an increase in deferred compensation expense of $2.1 million compared to the second quarter of 2010.

•
Clearing and exchange fees decreased 19.5% to $6.3 million in the second quarter of 2011 compared to $7.8 million in the same period of 2010 due to lower trade execution costs and floor brokerage fees.

•	Communications and technology expenses decreased 1.4% to $16.1 million in the second quarter of 2011 from $16.3 million in the same period of 2010.

•
Occupancy and equipment costs of $18.5 million in the second quarter of 2011 increased 1.4% compared to $18.3 million in the second quarter of 2010 due primarily to higher equipment rental costs in the second quarter of 2011 compared to the second quarter of 2010.

•
Interest expense increased 67.0% to $10.7 million in the second quarter of 2010 from $6.4 million in the same period in 2010 primarily due to increased debt service costs of $2.2 million incurred on the $200 million senior secured notes which were issued to refinance and retire the Company’s senior secured credit note ($22.4 million) and subordinated note ($100 million) in April 2011. In addition, the loss of $1.6 million on the Company’s interest rate cap which hedged the subordinated note was reclassified from other comprehensive income (loss) into interest expense in the second quarter of 2011.

•
Other expenses increased 11.0% to $30.8 million in the second quarter of 2011 from $27.8 million in the same period in 2010 primarily due to increased legal costs of $1.4 million relating to client litigation and arbitration activity and legal costs to resolve regulatory matters and professional consulting fees of $1.0 million.

Expenses — Year-to-date 2011
•
Compensation and related expenses increased 2.6% in the six months ended June 30, 2011 to $330.9 million compared to $322.5 million in the same period of 2010. The increase was primarily due to increases in share-based compensation expense and deferred compensation expense of $3.1 million and $2.8 million, respectively, in the six months ended June 30, 2011 compared to the same period in 2010.

•
Clearing and exchange fees decreased 12.3% to $12.6 million in the six months ended June 30, 2011 compared to $14.4 million in the same period of 2010 due to lower trade execution costs and floor brokerage fees.

•
Communications and technology expenses decreased 2.2% to $32.0 million in the six months ended June 30, 2011 from $32.7 million in the same period of 2010 due to lower telecommunications costs in the six months ended June 30, 2011 compared to the same period in 2010.

•	Occupancy and equipment costs of $37.1 million in the six months ended June 30, 2011 increased by 0.9% compared to $36.7 million in the same period of 2010.

•
Interest expense increased 57.8% to $18.4 million in the six months ended June 30, 2011 from $11.7 million in the same period in 2010 primarily due to increased debt service costs of $2.1 million incurred on the $200 million senior secured notes which were issued to refinance and retire the Company’s senior secured credit note ($22.4 million) and subordinated note ($100 million) in April 2011. In addition, the loss of $1.6 million on the Company’s interest rate cap which hedged the subordinated note was reclassified from other comprehensive income (loss) into interest expense in the second quarter of 2011.

•
Other expenses increased 4.3% to $55.4 million in the six months ended June 30, 2011 from $53.1 million in the same period in 2010 primarily due to increased legal costs of $832,000 relating to client litigation and arbitration activity and legal costs to resolve regulatory matters and professional consulting fees of $1.4 million.

Liquidity and Capital Resources
Total assets at June 30, 2011 increased by 38.3% from December 31, 2010 levels due in large part to the Company’s expansion of its government trading desk. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans and uncommitted lines of credit. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Senior Secured Note (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in stock loan balances and changes in notes receivable from employees. The Company believes that such availability will continue going forward but current conditions in the credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2011, the Company had $159.0 million of such borrowings outstanding compared to outstanding borrowings of $147.0 million at December 31, 2010.
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
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While the ultimate impact of such action is inherently unpredictable, this downgrade could have material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impact could have a material adverse effect on our business, financial condition and liquidity. The negative impacts that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations will make any impacts on our business, financial condition and liquidity unpredictable. See Item 1A “Risk Factors- The Recent Downgrade of U.S. Long Term Sovereign Debt Obligations May Adversely Affect Markets and Our Business” in this Quarterly Report on Form 10-Q.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as at June 30, 2011, the Company had purchased approximately $67.3 million in ARS from its clients and expects to purchase at least an additional $6.0 million of ARS from its clients under the current client purchase offer. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $49.0 million in ARS as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS purchases from clients of $67.3 million as of June 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of June 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).
Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes (“Notes”) due April 15, 2018 at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100.0 million) (together the “Debt”) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which has been capitalized during the three months ending June 30, 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense on the condensed consolidated statement of operations during the three months ending June 30, 2011.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At June 30, 2011, the Company was in compliance with all of its covenants.
On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer is currently scheduled to expire on August 9, 2011.
Lease commitment
On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The Company will occupy approximately 270,000 rentable square feet in the building. This lease represents a commitment of approximately $184.5 million over the 15 year term.

Liquidity
For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $7.9 million in forgivable notes, net to financial advisors for the three months ended June 30, 2011 ($10.5 million for the three months ended June 30, 2010) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2011, bank call loans were $159.0 million ($62.4 million at June 30, 2010). Average bank loans outstanding for the three and six months ended June 30, 2011 were $264.5 million and $193.4 million, respectively ($61.3 million and $56.2 million, respectively, for the three and six months ended June 30, 2010). The largest bank loan outstanding for the three and six months ended June 30, 2011 was $304.3 million ($144.2 million for the three and six months ended June 30, 2010). The average weighted interest rate applicable on June 30, 2011 was 1.3%.
At June 30, 2011, stock loan balances totaled $309.9 million ($327.7 million at June 30, 2010). The average daily stock loan balance for the three and six months ended June 30, 2011 was $396.4 million and $369.8 million, respectively ($374.5 million and $393.7 million, respectively, for the three and six months ended June 30, 2010). The largest stock loan balances for both the three and six months ended June 30, 2011 was $471.9 million ($426.0 million and $456.1 million, respectively, for the three and six months ended June 30, 2010).
The aggregate amount of stock loan and borrowing activity has increased as equity markets have improved and as the values of the underlying securities have increased. Client demand for margin borrowing has increased somewhat and with it the desire to establish “short” positions which creates further demand for stock borrowing activity to fulfill the obligation to complete delivery.
Securities purchased under agreements to sell (repurchase agreements) and securities sold under agreements to repurchase (resale agreements ) are used by the Company when acting as intermediary between borrowers and lenders of short-term funds and to provide funding for various inventory positions. At June 30, 2011, the total value of the resale agreements and repurchase agreements were $556.9 million and $1.2 billion, respectively. At June 30, 2011, the fair value under the fair value option of the resale agreements and repurchase agreements were $556.9 million and $nil, respectively. At June 30, 2011, the gross balances of resale agreements and repurchase agreements were $7.7 billion and $8.2 billion, respectively. The average daily balance of resale agreements and repurchase agreements on a gross basis for the three months ended June 30, 2011 was $5.4 billion and $6.1 billion, respectively. The largest amount of resale agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2011 was $8.2 billion and $8.8 billion, respectively.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At June 30, 2011, OMHHF had $14.5 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three and six months ended June 30, 2011 was $835,000 and $1.2 million, respectively.
Liquidity Management
The Company manages its need for liquidity on a daily basis to ensure compliance with regulatory requirements. The Company’s liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy the Company’s needs, the Company may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside the Company’s control.
Funding Risk
Expressed in thousands of dollars.

	For the six months ended
	June 30,
	2011	2010
Cash used in operating activities	$(25,487)	$(76,671)
Cash used in investing activities	(3,013)	(5,607)
Cash provided by financing activities	85,207	60,366

Net increase (decrease) in cash and cash equivalents	$56,707	$(21,912)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).
Other Matters
During the second quarter of 2011, the Company issued 33,882 shares of Class A Stock pursuant to the Company’s share-based compensation programs.
On May 27, 2011, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On July 28, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 26, 2011 to stockholders of record on August 12, 2011.

The book value of the Company’s Class A and Class B Stock was $36.30 at June 30, 2011 compared to $35.34 at June 30, 2010, based on total outstanding shares of 13,668,625 and 13,352,702, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2011 was 13,937,375 compared to 13,899,340 outstanding for the same period in 2010.
Off-Balance Sheet Arrangements
Information concerning the Company’s off-balance sheet arrangements is included in Note 5 of the notes to the condensed consolidated financial statements. Such information is hereby incorporated by reference.
Contractual and Contingent Obligations
The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013 as described in note 18 of the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 of the Company’s Annual Report of Form 10-K for the year ended December 31, 2010. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of new senior secured notes issued in the amount of $200.0 million. See note 6 to the condensed consolidated financial statements.
The following table sets forth these contractual and contingent commitments as at June 30, 2011.
Expressed in millions of dollars.

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Minimum rentals (4)	$187	$20	$72	$45	$50
Committed capital	5	5	—	—	—
Earn-out	25	—	25	—	—
Revolving commitment (1)	7	—	—	—	7
Senior Secured Notes (2)	200	—	—	—	200
ARS purchase offers (3)	55	6	26	23	—

Total	$479	$31	$123	$68	$257

(1)	Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(2)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018.

(3)
Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements. See note 13 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)
On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $186.0 million related to this lease has not been included in the table.

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
During the three months ended June 30, 2011, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a—15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision—making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost—effective control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. There are currently eight auction rate arbitrations, including the U.S. Airways arbitration discussed in more detail below, scheduled to commence prior to December 31, 2011.
The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as “Factors Affecting ‘Forward-Looking Statements’” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters and — Other Matters.”
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters and — Other Matters.”

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace — as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions and who subsequently entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings. Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.
As previously disclosed, Oppenheimer entered into a Consent Order (the “Order”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling a pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts. Oppenheimer did not admit or deny any of the findings or allegations contained in the underlying administrative complaint. Oppenheimer agreed to pay, and has paid, the external costs incurred by the Massachusetts Securities Division (the “MSD”) related to the investigation and the administrative proceeding in the amount of $250,000.
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
Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at June 30, 2011, the Company had purchased approximately $74.1 million of ARS from its clients pursuant to these offers (of which $6.8 million was subsequently redeemed by issuers) and expects to purchase at least an additional $6.0 million of ARS from its clients under the current client purchase offer.
The Company’s purchases of ARS from clients will continue on a periodic basis pursuant to the settlements with the Regulators. Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer periodically, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer, until Oppenheimer has extended a purchase offer to all Eligible Investors. Such offers will remain open for a period of seventy-five days from the date on which each such offer to purchase is sent. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of June 30, 2011, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order between the MSD and Oppenheimer et. al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and March 31, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways is currently scheduled to commence in September 2011. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.
In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS. Plaintiff sought an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. The court granted Oppenheimer’s motion to dismiss this action with prejudice on February 22, 2010. Plaintiff filed an appeal of this dismissal with the United States Court of Appeals for the Sixth Circuit on March 19, 2010. On July 28, 2011, the Court of Appeals for the Sixth Circuit affirmed the District Court’s Order dismissing plaintiff’s complaint with prejudice.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et. al. Hansen demands that its investments in approximately $60 million in ARS, which are illiquid and which Hansen purchased from Oppenheimer, be rescinded. The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen. Oppenheimer has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings (“Holdings”) and Oppenheimer Asset Management as parties improperly named in the arbitration. Oppenheimer Asset Management was dismissed from the proceeding without prejudice on July 14, 2009. The arbitration was scheduled to commence with the remaining parties in June 2011. On June 21, 2011, Oppenheimer and Hansen entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Oppenheimer agreed to (i) pay, and has paid, Hansen $1.6 million, and (ii) grant to Hansen a put option, exercisable on or after July 1, 2013, pursuant to which Hansen may obligate Oppenheimer to purchase up to (a) $1 million par value of ARS then held by Hansen on or after July 1, 2013, (b) $1 million par value of ARS then held by Hansen on or after October 1, 2013, and (c) commencing on or after January 1, 2014 and on or after the first day of each calendar quarter for each of the following nine (9) quarters, ARS having a par value equal to ten percent (10%) of all ARS held and not redeemed or sold by Hansen prior to January 1, 2014 (the “Quarterly ARS Option Amount”); provided that each Quarterly ARS Option Amount shall be reduced by fifty percent (50%) of the par value of any ARS redeemed or sold in the immediately preceding quarter; and provided, further, that the Quarterly ARS Option Amount for each quarter in 2014 shall not be less than $1 million. At June 30, 2011, Hansen owned approximately $24.5 million par value of ARS (which has subsequently been reduced to $21.9 million par value of ARS) that would be subject to the Quarterly ARS Option Amount. In consideration of the foregoing, Hansen agreed to (i) dismiss all claims against Oppenheimer with prejudice, (ii) dismiss all claims against Holdings without prejudice (and Holdings agreed to toll any statute of limitations until such time as Oppenheimer has performed its obligations under the Settlement Agreement), and (iii) grant to Oppenheimer a call option to purchase from Hansen any ARS held by Hansen and not previously redeemed, sold or designated to be put to Oppenheimer as part of a Quarterly ARS Option Amount.
In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Oppenheimer believes that claimant’s current ARS holdings are approximately $44.5 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration has subsequently been rescheduled to commence in April 2012.

At the same time Oppenheimer filed its answer in the Investec matter discussed in the previous paragraph, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer argued in its third party arbitration claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010 along with a stay of the arbitration against the underwriters. No date has yet been set for the arbitration with the underwriters. Oppenheimer believes it has meritorious defenses to the claims made as well as third party claims and intends to vigorously defend itself in this matter.
As of June 30, 2011, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately 31 arbitration claims before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $15 million, as well as five court actions brought in various jurisdictions, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of June 30, 2011, five ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in three of those matters and the claimants prevailing in two of those matters. The Company has purchased approximately $1 million in ARS from the prevailing claimants in those two actions. In addition, the Company is committed to purchase another $49.1 million in ARS from clients through 2016 and pay approximately $2.5 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See the “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and Note 13 to the consolidated financial statements appearing in Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters and — Other Matters.”
Other Pending Matters
In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia. In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal with the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.
In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. Discovery has not yet commenced. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.

In September 2010, Oppenheimer was named as a co-defendant in a complaint filed in the United States District Court for the Southern District of New York captioned TPTCC NY, Inc., The Proton Institute of NY, LLC, and NY Medscan, LLC v. Radiation Therapy Services Inc., New York Proton Management LLC et. al alleging that all defendants conspired to eliminate plaintiffs as competitors in providing a developing cancer treatment in the Greater New York Area. Oppenheimer provided certain investment banking services to the various parties. The complaint alleges causes of action for violation of the Sherman Act, conversion, misappropriation of trade secrets, unfair competition, and breaches of fiduciary duty and contract, and requests damages of $350 million, punitive damages and injunctive relief. On November 12, 2010, Oppenheimer filed its motion to dismiss plaintiffs’ complaint, and thereafter plaintiffs filed their First Amended Complaint. On January 7, 2011, Oppenheimer refiled its motion to dismiss the First Amended Complaint which motion was granted in its entirety on February 25, 2011. On June 3, 2011, the plaintiffs filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against those claims vigorously.

ITEM 1A.	Risk Factors
During the three months ended June 30, 2011, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The recent downgrade of U.S. Long Term Sovereign debt obligations may adversely affect markets and other business.
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While the ultimate impact of such action is inherently unpredictable, this downgrade could have material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impact could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.
The negative impacts that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations will make any impact on our business, financial condition and liquidity unpredictable. In addition any such impact may not be immediately apparent.
In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets and may negatively impact our business, financial condition and liquidity.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011.

(b)
Proceeds from the Company’s April 12, 2011 private placement of $200.0 million of 8.75% Senior Secured Notes due April 15, 2018 were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes.

(c)	Not applicable.

ITEM 6.	Exhibits
(d) Exhibits

10.1	Lease dated July 15, 2011 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY
31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 9th day of August, 2011.

OPPENHEIMER HOLDINGS INC.
By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer and Principal Financial Officer
(Principal Financial and Accounting Officer)