Form 10-Q/A
period 2011-06-30
OPPENHEIMER HOLDINGS INC
filed 2011-08-10
CIK 791963

As filed with the Securities and Exchange Commission on August 10, 2011.

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART II OTHER INFORMATION
ITEM 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

1

PART II
OTHER INFORMATION

ITEM 6.	Exhibits
(d) Exhibits

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, (v) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and June 30, 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 10th day of August, 2011.

OPPENHEIMER HOLDINGS INC.
By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)

3