Form 10-Q
period 2011-09-30
OPPENHEIMER HOLDINGS INC
filed 2011-11-10
CIK 791963

As filed with the Securities and Exchange Commission on November 10, 2011.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2011 was 13,572,265 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX

PART I
FINANCIAL INFORMATION
Item. 1 Financial Statements
OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
(Expressed in thousands of dollars)	2011	2010
ASSETS
Cash and cash equivalents	$87,496	$52,854
Cash and securities segregated for regulatory and other purposes	199,948	142,446
Deposits with clearing organizations	22,574	23,228
Receivable from brokers and clearing organizations	335,266	302,844
Receivable from customers, net of allowance for doubtful accounts of $2,399 ($2,716 in 2010)	893,571	924,817
Income taxes receivable	5,135	5,142
Securities purchased under agreement to resell	589,665	347,070
Securities owned, including amounts pledged of $402,666 ($102,501 in 2010), at fair value	796,865	367,019
Notes receivable, net	55,965	59,786
Office facilities, net	18,047	22,875
Intangible assets, net	37,735	40,979
Goodwill	137,889	137,889
Other	166,306	198,665

	$3,346,462	$2,625,614

(Continued on next page)
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
(Expressed in thousands of dollars)	2011	2010
LIABILITIES AND EQUITY
Liabilities

Drafts payable	$46,049	$61,055
Bank call loans	59,300	147,000
Payable to brokers and clearing organizations	426,590	372,697
Payable to customers	576,981	406,916
Securities sold under agreement to repurchase	860,360	390,456
Securities sold, but not yet purchased, at fair value	210,980	160,052
Accrued compensation	129,050	175,938
Accounts payable and other liabilities	308,233	265,535
Senior secured note	200,000	—
Senior secured credit note	—	22,503
Subordinated note	—	100,000
Deferred income tax, net	13,637	11,186
Excess of fair value of acquired assets over cost	7,020	7,020

	2,838,200	2,120,358

Equity
Oppenheimer Holdings Inc. stockholders’ equity Share capital
Class A non-voting common stock (2011 — 13,570,945 shares issued and outstanding 2010 — 13,268,522 shares issued and outstanding)	62,551	51,768
Class B voting common stock 99,680 shares issued and outstanding	133	133

	62,684	51,901
Contributed capital	35,951	47,808
Retained earnings	404,685	402,308
Accumulated other comprehensive income	135	207

Stockholders’ equity	503,455	502,224
Noncontrolling interest	4,807	3,032

Total equity	508,262	505,256

	$3,346,462	$2,625,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Expressed in thousands of dollars, except share and per share amounts	2011	2010	2011	2010
REVENUE:
Commissions	$123,267	$120,940	$380,912	$398,719
Principal transactions, net	8,233	22,646	32,537	60,803
Interest	15,161	11,220	43,599	31,996
Investment banking	29,199	21,791	91,357	83,311
Advisory fees	50,696	43,356	149,200	130,134
Other	5,063	15,190	31,949	34,550

	231,619	235,143	729,554	739,513

EXPENSES:
Compensation and related expenses	148,951	159,486	479,802	485,765
Clearing and exchange fees	6,514	5,525	19,127	19,910
Communications and technology	15,138	15,838	47,146	48,578
Occupancy and equipment costs	18,977	18,162	56,047	54,884
Interest	10,230	6,546	28,673	18,016
Other	27,545	22,127	82,962	75,615

	227,355	227,684	713,757	702,768

Profit before income taxes	4,264	7,459	15,797	36,745
Income tax provision	1,805	3,210	7,139	14,871

Net profit for the period	2,459	4,249	8,658	21,874
Less net profit attributable to non-controlling interest, net of tax	353	595	1,775	1,505

Net profit attributable to Oppenheimer Holdings Inc.	$2,106	$3,654	$6,883	$20,369

Profit per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.15	$0.27	$0.51	$1.53
Diluted	$0.15	$0.26	$0.49	$1.46
Weighted average common shares:
Basic	13,670,604	13,355,468	13,627,122	13,334,214
Diluted	13,915,897	13,956,711	13,922,637	13,920,725
Dividends declared per share	$0.11	$0.11	$0.33	$0.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Expressed in thousands of dollars	2011	2010	2011	2010
Net profit for the period	$2,459	$4,249	$8,658	$21,874
Other comprehensive income:
Currency translation adjustment	(1,513)	1,290	(1,394)	1,059
Change in cash flow hedges, net of tax	—	(146)	1,322	(963)

Comprehensive income for the period	946	5,393	8,586	21,970
Comprehensive income attributable to non-controlling interests	353	595	1,775	1,505

Comprehensive income attributable to Oppenheimer Holdings Inc.	$593	$4,798	$6,811	$20,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	September 30,
Expressed in thousands of dollars	2011	2010

Cash flows from operating activities:
Net profit for the period	$8,658	$21,874
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Non-cash items included in net profit:
Depreciation and amortization	9,299	9,053
Deferred income tax	2,451	32,336
Amortization of notes receivable	15,103	15,062
Amortization of debt issuance costs	734	742
Amortization of intangibles	3,244	3,243
Provision for credit losses	(317)	336
Share-based compensation	118	3,979
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(57,502)	(43,280)
Deposits with clearing organizations	654	(6,632)
Receivable from brokers and clearing organizations	(32,422)	1,824
Receivable from customers	31,563	(11,595)
Income taxes receivable	7	(30,566)
Securities purchased under agreement to resell	(242,595)	(61,713)
Securities owned	(429,846)	(183,638)
Notes receivable	(11,282)	(16,966)
Other	29,625	(19,252)
Increase (decrease) in operating liabilities:
Drafts payable	(15,006)	(9,767)
Payable to brokers and clearing organizations	55,215	(30,972)
Payable to customers	170,065	(57,791)
Securities sold under agreement to repurchase	469,904	290,496
Securities sold, but not yet purchased	50,928	(9,132)
Accrued compensation	(46,796)	(36,971)
Accounts payable and other liabilities	42,698	75,501

Cash provided by (used in) operating activities	54,500	(63,829)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) —Continued

	Nine months ended
	September 30,
Expressed in thousands of dollars	2011	2010

Cash flows from investing activities:
Purchase of office facilities	(3,865)	(11,877)

Cash used in investing activities	(3,865)	(11,877)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,506)	(4,401)
Issuance of Class A non-voting common stock	337	2,132
Tax shortfall from share-based compensation	(1,621)	(101)
Senior secured note issuance.	200,000	—
Senior secured credit note repayment	(22,503)	(9,500)
Subordinated note repayment	(100,000)	—
Increase (decrease) in bank call loans, net	(87,700)	68,800

Cash (used in) provided by financing activities	(15,993)	56,930

Net increase (decrease) in cash and cash equivalents	34,642	(18,776)
Cash and cash equivalents, beginning of period	52,854	68,918

Cash and cash equivalents, end of period	$87,496	$50,142

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$10,446	$1,765

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$15,309	$15,933
Cash paid during the periods for income taxes	$7,680	$11,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Nine months ended
	September 30,
Expressed in thousands of dollars	2011	2010
Share capital
Balance at beginning of period	$51,901	$47,824
Issuance of Class A non-voting common stock	10,783	3,897

Balance at end of period	$62,684	$51,721

Contributed capital
Balance at beginning of period	$47,808	$41,978
Vested employee share plan awards	(13,348)	(1,710)
Tax shortfall from share-based awards	(1,621)	(101)
Share-based compensation expense	3,112	5,919

Balance at end of period	$35,951	$46,086

Retained earnings
Balance at beginning of period	$402,308	$369,697
Net profit for the period attributable to Oppenheimer Holdings Inc.	6,883	20,369
Dividends ($0.33 per share in 2011 and 2010)	(4,506)	(4,401)

Balance at end of period	$404,685	$385,665

Accumulated other comprehensive income (loss)
Balance at beginning of period	$207	$(543)
Currency translation adjustment	(1,394)	1,059
Change in cash flow hedges, net of tax	1,322	(963)

Balance at end of period	$135	$(447)

Stockholders’ Equity	$503,455	$483,025

Non-controlling interest
Balance at beginning of period	$3,032	$—
Grant of non-controlling interest	—	731
Net profit attributable to non-controlling interest for the period, net of tax	1,775	1,505

Balance at end of period	$4,807	$2,236

Total equity	$508,262	$485,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Summary of significant accounting policies
Oppenheimer Holdings Inc. (”OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.) (“Oppenheimer Europe”), based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer.
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010 included in its Annual Report on Form 10-K for the year then ended.
Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of September 30, 2011, the Company owned 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $4.8 million.
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
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company adopted this requirement in the period ended March 31, 2011. See note 5 for further information.
Recently Issued
In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,” which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The Company does not believe that the adoption of this guidance will have an impact on its financial condition, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides clarifying guidance on how to measure fair value and has additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2 and, for Level 3 fair value measurements, a description of the valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective for the reporting period ending December 31, 2011. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, requiring entities to present items of net income and other comprehensive income either in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements of net income and other comprehensive income. The Company intends to adopt this requirement in the period ending December 31, 2011.
In September, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount based on the qualitative factors, the two-step quantitative test would be required. Otherwise, further testing would not be needed. The ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether it will early adopt the ASU.
3. Revision to financial statements
During the three months ended September 30, 2011, the Company identified historical errors relating to its tax treatment of deferred compensation obligations assumed as part of the 2003 acquisition of the Private Client Division from Canadian Imperial Bank of Commerce (“CIBC”) that affected prior periods. As a result, the Company has determined the need to reestablish book basis of goodwill related to the 2003 transaction in the amount of $5.4 million. Further analysis revealed uncertain tax positions, that were inadvertently taken as a result of the errors, leading to the establishment of a reserve in the amount of $3 million, including accrued interest, as well as cumulative adjustments to current and deferred tax items of $6.6 million primarily related to periods prior to 2008.
The Company assessed the impact of the errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements included in the December 31, 2010 Form 10-K and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors in the current year would have been material for the fiscal year 2011. Consequently, the Company has revised its prior period financial statements by adjusting opening retained earnings as of January 1, 2010 in the amount of $7.5 million. As part of this revision process, the Company also reversed other previously disclosed out-of-period adjustments (see below for more details), which were immaterial, and recorded them instead in the periods in which the errors originated. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported, nor in the current period.
The financial statements as of September 30, 2010, and for the three and nine-month periods then ended and as of December 31, 2010, included herein have been prepared in light of the cumulative revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

As previously disclosed, the Company identified certain over-accruals in compensation and related expenses related to prior periods which the Company adjusted during the three month period ended March 31, 2010. These previously recorded out-of-period adjustments, which were not material to any prior period, resulted in an increase to compensation and related expenses of $3.7 million for the year ended December 31, 2010. The over-accruals occurred in the Global High Yield (“GHY”) loan sales and trading business and were the result of duplicate production related compensation expenses being accrued. In addition, the Company had other out-of-period adjustments in 2010 that offset the over-accrual of GHY compensation totaling $1.1 million that were also corrected in the three month period ended March 31, 2010. Most notably was the reversal of a legal accrual of $1 million related to the settlement of an Auction Rate Securities (“ARS”) case and the recognition of a fair value adjustment of $1.1 million related to ARS as a result of this legal settlement (net effect of $67,000). The remaining out-of-period adjustments, individually of lesser amounts, in the aggregate were approximately $1 million.
The Company considered all of the above out-of-period adjustments both individually and in the aggregate in light of several quantitative and qualitative factors that mitigate the large percentage impact on pre-tax income when assessing impact to the overall financial statements. The out-of-period adjustments of $3.7 million related to the GHY business did not result in any over payments to employees or members of management. And compensation payments made in April 2010 were substantially equal to and offsetting the amount referred to above. The magnitude of the out-of-period adjustments were exacerbated by the low profitability of the Company in 2009 and 2010. The adjustments did not impact the trend of earnings from the net loss in 2008 to the net income reported in 2009 and 2010 nor did they cause income (loss) to result in loss (income) for any of the periods in question. The adjustments for each period would have improved results incrementally and did not change significantly the magnitude of the variances period-over-period.
While this reduced level of earnings in 2009 and 2010 resulted in the net over accrual being quantitatively large on pre-tax earnings, the Company assessed the impact on return on assets, return on equity, total revenues, total expenses, compensation expense, compensation as a percentage of revenue ratio, shareholders’ equity, book value per share, and the capital markets business segment’s total revenues and profitability in determining the materiality of the adjustments to the financial statements taken as a whole and concluded that the adjustments were not material in the context of the overall financial statements. The Company also considered factors such as there was no negative impact on regulatory or debt covenant calculations as a result of these items. As a result, the Company concluded that the impact of the adjustments was not material, individually or in the aggregate, to the 2009 or 2010 consolidated financial statements.
As indicated above, the previously recorded out-of-period adjustments have now been reversed and recorded in the proper period as part of the revision process.

The impact of the above adjustments for the nine month period ended September 30, 2010 was as follows:

	As Previously		Revised
(In thousands, except per share data)	Reported	Revision	Balance
Principal transactions, net	$59,602	$1,201	$60,803
Compensation and related expenses	$481,968	$3,797	$485,765
Interest expense	$18,208	$(192)	$18,016
Other expenses	$75,272	$343	$75,615
Profit (loss) before income taxes	$39,492	$(2,747)	$36,745
Income tax provision (benefit)	$16,249	$(1,378)	$14,871

Net profit	$23,243	$(1,369)	$21,874

Earnings Per Share	$1.63	$0.10	$1.53

The impact of the above adjustments for the three month period ended September 30, 2010 serves to increase net income by $232,000 and earnings per share by $0.01, primarily related to tax items.
4. Profit per share
Profit per share was computed by dividing net profit attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. Diluted profit per share includes the weighted average Class A and Class B Stock outstanding and the effects of warrants issued and Class A Stock granted under share-based compensation arrangements using the treasury stock method, if dilutive.

Profit per share has been calculated as follows:
Expressed in thousands of dollars, except share and per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	13,670,604	13,355,468	13,627,122	13,334,214
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	245,294	601,243	295,515	586,511

Diluted weighted average number of shares outstanding	13,915,897	13,956,711	13,922,637	13,920,725

Net profit for the period	$2,459	$4,249	$8,658	$21,874
Net profit attributable to non-controlling interests	353	595	1,775	1,505

Net profit attributable to Oppenheimer Holdings Inc.	$2,106	$3,654	$6,883	$20,369

Basic profit per share	$0.15	$0.27	$0.51	$1.53
Diluted profit per share	$0.15	$0.26	$0.49	$1.46

(1)
As part of the consideration for the 2008 acquisition of a portion of CIBC World Markets Corp.’s U.S. capital markets businesses, the Company issued a warrant to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and nine months ended September 30, 2011 and 2010, the effect of the warrant is anti-dilutive.

(2)
For the three and nine months ended September 30, 2011, the diluted profit per share computations do not include the anti-dilutive effect of 1,139,695 and 1,142,028 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) (1,273,416 shares of Class A Stock for both the three and nine months ended September 30, 2010).

5. Receivable from and payable to brokers and clearing organizations
Expressed in thousands of dollars.

	September 30,	December 31,
	2011	2010
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$245,601	$199,117
Receivable from brokers	27,117	20,609
Securities failed to deliver	27,936	23,673
Clearing organizations	19,023	11,038
Omnibus accounts	15,215	19,129
Other	374	29,278

	$335,266	$302,844

	September 30,	December 31,
	2011	2010
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$289,343	$345,462
Securities failed to receive	48,964	24,944
Clearing organizations and other (1)	88,283	2,291

	$426,590	$372,697

(1)	At September 30, 2011, $79.9 million was a trade date/settlement date adjustment.
In April 2008, Oppenheimer commenced an action against Metal Management Inc. (“Metal”) in the United States District Court for the Southern District of New York (the “Court”) to collect an unpaid fee related to an investment banking transaction. On June 20, 2011, the Court issued an order granting Oppenheimer’s motion for summary judgment. On July 25, 2011, Metal appealed such order to the United States Court of Appeals for the Second Circuit. On August 26, 2011, Oppenheimer entered into a settlement agreement pursuant to which Metal paid to Oppenheimer approximately $10.0 million.
6. Financial instruments
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
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value
Expressed in thousands of dollars.

	September 30,		December 31,
	2011		2010
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$523,822	$158,580	$160,114	$105,564
Corporate debt and other obligations	42,138	15,785	32,204	6,788
Mortgage and other asset-backed securities	4,676	8	2,895	25
Municipal obligations	75,644	435	55,089	383
Convertible bonds	50,962	7,227	39,015	11,093
Corporate equities	31,225	28,886	39,151	36,164
Other	68,398	59	38,551	35

Total	$796,865	$210,980	$367,019	$160,052

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2011 are corporate equities with estimated fair values of approximately $12.8 million ($14.3 million at December 31, 2010), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Other
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as of September 30, 2011, the Company purchased and holds approximately $69.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.2 million in ARS from clients through 2016 and pay approximately $2.5 million as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $69.3 million as of September 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of September 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).
Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2011, the Company had a valuation adjustment (unrealized loss) of $4.0 million for ARS.
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

The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2011.
Expressed in thousands of dollars.

		Unfunded
		Commit-	Redemption	Redemption
	Fair Value	ments	Frequency	Notice Period
Hedge Funds(1)	$1,039	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	2,771	1,367	N/A	N/A
Distressed Opportunities Fund(3)	10,431	—	Semi-Annually	180 Days

Total	$14,241	$1,367

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.

(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

(3)	Hedge fund that invests in distressed debt of U.S. companies.
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
The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurements
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:
Expressed in thousands of dollars.

	Fair Value Measurements
	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,442	$—	$—	$46,442
Securities segregated for regulatory and other purposes	174,203	—	—	174,203
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned:
U.S. Treasury obligations	487,882	—	—	487,882
U.S. Agency obligations	4,408	31,471	—	35,879
Sovereign obligations	—	61	—	61
Corporate debt and other obligations	12,165	29,973	—	42,138
Mortgage and other asset-backed securities	—	3,910	766	4,676
Municipal obligations	—	71,515	4,129	75,644
Convertible bonds	—	50,962	—	50,962
Corporate equities	22,630	8,595	—	31,225
Other	3,179	—	65,219	68,398

Securities owned, at fair value	530,264	196,487	70,114	796,865

Investments (1)	797	30,573	15,473	46,843
Derivative contracts	—	23	—	23
To-be-announced securities	—	459	—	459
Securities purchased under agreements to resell (2)	—	574,969	—	574,969

Total	$760,801	$802,511	$85,587	$1,648,899

Expressed in thousands of dollars.

	Fair Value Measurements
	As of September 30, 2011
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$158,478	$—	$—	$158,478
U.S. Agency obligations	—	90	—	90
Sovereign debt obligations	—	12	—	12
Corporate debt and other obligations	312	15,473	—	15,785
Mortgage and other asset-backed securities	—	8	—	8
Municipal obligations	—	435	—	435
Convertible bonds	—	7,227	—	7,227
Corporate equities	14,378	14,508	—	28,886
Other	59	—	—	59

Securities sold, but not yet purchased	173,227	37,753	—	210,980

Investments	34	—	—	34
Derivative contracts	125	221	1,502	1,848
To-be-announced securities	—	4,070	—	4,070
Securities sold under agreements to repurchase (3)	—	403,374	—	403,374

Total	$173,386	$445,418	$1,502	$620,306

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Includes securities purchased under agreements to resell where the Company has elected the fair value option.

(3)	Includes securities sold under agreements to repurchase where the Company has elected the fair value option.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:
Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$14,384	$—	$—	$14,384
Securities segregated for regulatory and other purposes	14,497	—	—	14,497
Deposits with clearing organizations	9,094	—	—	9,094
Securities owned:
U.S. Treasury obligations	115,790	—	—	115,790
U.S. Agency obligations	23,963	20,348	—	44,311
Sovereign obligations	13	—	—	13
Corporate debt and other obligations	—	32,204	—	32,204
Mortgage and other asset-backed securities	—	2,881	14	2,895
Municipal obligations	—	53,302	1,787	55,089
Convertible bonds	—	39,015	—	39,015
Corporate equities	31,798	7,353	—	39,151
Other	2,643	—	35,908	38,551

Securities owned, at fair value	174,207	155,103	37,709	367,019

Investments (1)	12,522	34,563	17,208	64,293
Derivative contracts	—	178	—	178
To-be-announced securities	—	1,526	—	1,526
Securities purchased under agreement to resell (2)	—	332,179	—	332,179

Total	$224,704	$523,549	$54,917	$803,170

Expressed in thousands of dollars.

	Fair Value Measurements
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$101,060	$—	$—	$101,060
U.S. Agency obligations	4,405	99	—	4,504
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	6,788	—	6,788
Mortgage and other asset-backed securities	—	25	—	25
Municipal obligations	—	383	—	383
Convertible bonds	—	11,093	—	11,093
Corporate equities	20,962	15,202	—	36,164
Other	35	—	—	35

Securities sold, but not yet purchased, at fair value	126,462	33,590	—	160,052
Investments	12	—	—	12
Derivative contracts	147	151	—	298
To-be-announced securities	—	1,213	—	1,213
Securities sold under agreements to repurchase (3)	—	389,305	—	389,305

Total	$126,621	$424,259	$—	$550,880

(1)	Included in other assets on the consolidated balance sheet.

(2)	Includes securities purchased under agreements to resell where the Company has elected the fair value option.

(3)	Includes securities sold under agreements to repurchase where the Company has elected the fair value option.
There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three and nine months ended September 30, 2011.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2011 and 2010.
Expressed in thousands of dollars.

		Realized	Unrealiz-	Purch-
		Gains	ed Gains	ases,	Sales,	Trans-	Ending
	Opening	(Losses)	(Losses)	Issu-	Settle-	fers In	Bal-
	Balance	(5)	(5) (6)	ances	ments	/ Out	ance

For the three months ended September 30, 2011
Assets:
Mortgage and other asset-backed securities (1)	$105	1	(3)	893	(230)	—	$766
Municipal obligations	3,829	(12)	(143)	575	(119)	—	4,129
Other (2)	63,098	—	543	4,028	(2,450)	—	65,219
Investments (3)	16,141	—	(793)	126	—	(1)	15,473

Liabilities:
Mortgage and other asset-backed securities (1)	$11	—	—	(11)	—	—	$—
Other(4)	$—	—	—	1,502	—	—	1,502

		Realized	Unrealiz-	Purchases,
		Gains	ed Gains	Sales,	Trans-
	Opening	(Losses)	(Losses)	Issuances,	fers In /	Ending
	Balance	(4)	(4) (5)	Settlements	Out	Balance

For the three months ended September 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$42	(5)	—	(37)	—	$—
Municipal obligations	1,853	—	(125)	75	—	1,803
Other (2)	20,870	—	(424)	5,375	—	25,821
Investments (3)	16,930	(150)	352	94	—	17,226

Liabilities:
none

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents valuation adjustment on commitments to purchase ARS as a result of legal settlements

(5)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011 and 2010.
Expressed in thousands of dollars.

		Realized	Unrealiz-	Purch-
		Gains	ed Gains	ases,	Sales,	Trans-	Ending
	Opening	(Losses)	(Losses)	Issu-	Settle-	fers In	Bal-
	Balance	(4)	(4) (5)	ances	ments	/ Out	ance

For the nine months ended September 30, 2011
Assets:
Mortgage and other asset-backed securities (1)	$14	1	—	995	(244)	—	$766
Municipal obligations	1,787	(12)	(334)	2,982	(294)	—	4,129
Other (2)	35,909	—	(393)	38,178	(8,475)	—	65,219
Investments (3)	17,208	—	(794)	572	(1,500)	(13)	15,473

Liabilities:
Mortgage and other asset-backed securities (1)	$—	—	—	11	(11)	—	$—
Other	$—	—	—	1,502	—	—	1,502

		Realized	Unrealiz-	Purchases,
		Gains	ed Gains	Sales,	Trans-
	Opening	(Losses)	(Losses)	Issuances,	fers In /	Ending
	Balance	(4)	(4) (5)	Settlements	Out	Balance

For the nine months ended September 30, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	2	8	(25)	(302)	$—
Municipal obligations	1,075	(4)	(790)	1,460	62	1,803
Other (2)	4,450	—	(779)	22,150	—	25,821
Investments (3)	15,981	(150)	678	496	221	17,226

Liabilities:
none

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option
The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2011 (None at December 31, 2010).
The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2011, the fair value of the reverse repurchase agreements and repurchase agreements were $575.0 million and $403.4, respectively. During the three and nine months ended September 30, 2011, the amount of losses related to reverse repurchase agreements was $1,000 and $7,000, respectively. During the three and nine months ended September 30, 2011, the amount of gains and losses related to repurchase agreements was $1,000 and $1,000, respectively.
Fair Value of Derivative Instruments
The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes. Risks managed using derivative instruments include interest rate risk and, to a lesser extent, foreign exchange risk. Interest rate swaps and interest rate caps are entered into to manage the Company’s interest rate risk associated with floating-rate borrowings. All derivative instruments are measured at fair value and are recognized as either assets or liabilities on the condensed consolidated balance sheet. The Company designates interest rate swaps and interest rate caps as cash flow hedges of floating-rate borrowings.
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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 6 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the three and nine months ended September 30, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $nil and $69,000, respectively ($56,000 and $384,000, respectively, for the three and nine months ended September 30, 2010) and has been recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss). The swaps expired on March 31, 2011.
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At September 30, 2011, the Company did not have any such hedges in place.
“To-be-announced” securities
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
The following table summarizes the notional and fair values of the TBAs as of September 30, 2011 and December 31, 2010.
Expressed in thousands of dollars.

	September 30, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$435,412	$4,070	$518,987	$1,213
Purchase of TBAs	$24,295	$459	$24,695	$1,526

(1)
TBAs are used to offset exposures related to commitments to provide funding for FHA loans at OMHHF. At September 30, 2011, the loan commitments balance was $370.7 million. In addition, at September 30, 2011, OMHHF had a loan receivable balance (included in other assets) of $40.4 million which relates to prior loan commitments that have been funded but have not yet been securitized.

Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At September 30, 2011, the Company had 200 open short contracts for 10-year U.S. Treasury notes with a fair value of $122,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At September 30, 2011, the Company had 4.5 billion open contracts for Federal Funds futures with a fair value of approximately $3,000 used an economic hedge of interest rate risk associated with government trading activities.
From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. At September 30, 2011, the fair value of the forward repurchase commitment was approximately $221,000.

The notional amounts and fair values of the Company’s derivatives at September 30, 2011 by product were as follows:
Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of September 30, 2011
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$23

Derivatives not designated as hedging instruments (1)
Other contracts	Forward Start Repo (2)	50,000	—

Total Assets		$150,000	$23

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$122

	Federal Funds Futures (4)	4,520,000	3
Other contracts	Forward Purchase Commitment (3) (5)	1,750,000	221
	Auction rate securities purchase commitment (6)	40,220	1,502
	Forward start Repo (3)	200,000	—

Total Liabilities		$6,530,220	$1,848

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.

(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.

(4)	Included in accounts payable and other liabilities on the condensed consolidated balance sheet.

(5)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(6)	Included in securities owned on the condensed consolidated balance sheet.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of December 31, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$178

Total Assets		$100,000	$178

Liabilities:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$9,000	$116

Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	14,000	147

Other contracts	Forward Purchase Commitment (3) (4)	3,250,000	35

Sub-total		3,264,000	182

Total Liabilities		$3,273,000	$298

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.

(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.

(4)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended September 30, 2011.
Expressed in thousands of dollars.

				Recognized
				in Other
				Comprehen-
				sive Income	Reclassified from
				on	Accumulated Other
				Derivatives -	Comprehensive
		Recognized in Income on		Effective	Income into Income-
		Derivatives		Portion	Effective Portion (2)
		(pre-tax)		(after-tax)	(after-tax)
Hedging			Gain/	Gain/	Loca-	Gain/
Relationship	Description	Location	(Loss)	(Loss)	tion	(Loss)

Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Caps (3)	N/A	$(10)	$—	Interest expense	$—

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(2,041)	—	None	—
	Federal Funds Futures	Principal transaction revenue	(259)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	33	—	None	—
Other contracts	Forward purchase commitment (3)	Principal transaction revenue	(363)	—	None	—
	Auction rate securities purchase commitment (4)	Principal transaction revenue	438	—	None	—

Total			$(2,202)	$—		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	There is no ineffective portion included in income for the three months ended September 30, 2011.

(3)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

(4)	Represents change in valuation allowance on commitments to purchase ARS as a result of legal settlements

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the nine months ended September 30, 2011.
Expressed in thousands of dollars.

				Recognized
				in Other
				Comprehen-
				sive Income	Reclassified from
				on	Accumulated Other
				Derivatives-	Comprehensive
		Recognized in Income		Effective	Income into Income-
		on Derivatives		Portion	Effective Portion (2)
		(pre-tax)		(after-tax)	(after-tax)
Hedging			Gain/	Gain/	Loca-	Gain/
Relationship	Description	Location	(Loss)	(Loss)	tion	(Loss)

Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps	N/A	$—	$—	Interest expense	$(50)
	Caps (3)	N/A	(1,960)	—	Interest expense	(1,272)

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(3,221)	—	None	—
	Federal Funds Futures	Principal transaction revenue	(509)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	(378)	—	None	—
	Euro FX	Principal transaction revenue	(131)	—	None	—
Other contracts	Forward purchase commitment (4)	Principal transaction revenue	(1,147)	—	None	—
	Auction rate securities purchase commitment	Principal transaction revenue	(1,502)	—	None	—

Total			$(8,848)	$—		$(1,322)

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	There is no ineffective portion included in income for the nine months ended September 30, 2011.

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2011, bank call loans were $59.3 million ($147.0 million at December 31, 2010).
At September 30, 2011, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $109.2 million and $146.5 million, respectively, primarily with two U.S. money center banks. At September 30, 2011, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $255.4 million under securities loan agreements.
At September 30, 2011, the Company had deposited $599.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At September 30, 2011, the Company had no outstanding letters of credit.
The Company finances its government trading operations through the use of repurchase agreements and reverse repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2011, the fair value of the reverse repurchase agreements and repurchase agreements was $575.0 million and $403.4, respectively. During the three and nine months ended September 30, 2011, the amount of losses related to reverse repurchase agreements was $1,000 and $7,000, respectively. During the three and nine months ended September 30, 2011, the amount of gains and losses related to repurchase agreements was $1,000 and $1,000, respectively.
At September 30, 2011, the gross balances of reverse repurchase agreements and repurchase agreements were $6.9 billion and $7.2 billion, respectively ($4.0 billion and $4.1 billion, respectively at December 31, 2010).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2011, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $233.7 million ($192.1 million at December 31, 2010) and $6.9 billion ($3.9 billion at December 31, 2010), respectively, of which the Company has sold and re-pledged approximately $15.3 million ($47.3 million at December 31, 2010) under securities loaned transactions and $6.9 billion under repurchase agreements ($3.9 billion at December 31, 2010).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $402.7 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2011 ($102.5 million at December 31, 2010). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $150.1 million as at September 30, 2011 ($149.9 million at December 31, 2010).
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
One of the Company’s funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker. As of September 30, 2011, Lehman Brothers International (Europe) held securities with a fair value of $8.7 million that were segregated and not re-hypothecated.
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of September 30, 2011 are receivables from four major U.S. broker-dealers totaling approximately $125.1 million.
The Company participates in loan syndications through its debt capital markets business. Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market. To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC. As of September 30, 2011, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $66.3 million ($78.0 million as of December 31, 2010) and had $nil in Excess Retention ($nil as of December 31, 2010).

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2011 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2011, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of September 30, 2011, the Company had $6.7 million committed under such financing arrangements.
OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At September 30, 2011, OMHHF had $19.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three and nine months ended September 30, 2011 was $568,000 and $2.2 million, respectively.
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as at September 30, 2011 and December 31, 2010:
As of September 30, 2011
Expressed in thousands of dollars.

		Carrying Value of the			Maximum
		Company’s Variable			Exposure
	Total	Interest		Capital	to Loss in Non-
	VIE Assets (1)	Assets (2)	Liabilities	Commitments	consolidated VIEs

Hedge Funds	$1,612,468	$2,008	$—	$—	$2,008
Private Equity Funds	142,875	27	—	13	40

Total	$1,755,343	$2,035	$—	$13	$2,048

As of December 31, 2010
Expressed in thousands of dollars.

		Carrying Value of the			Maximum
		Company’s Variable			Exposure
	Total	Interest		Capital	to Loss in Non-
	VIE Assets (1)	Assets (2)	Liabilities	Commitments	consolidated VIEs

Hedge Funds	$1,769,382	$775	$—	$—	$775
Private Equity Funds	157,196	22	—	5	27

Total	$1,926,578	$797	$—	$5	$802

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

7. Long-term debt
Expressed in thousands of dollars.

			Interest
			Rate at
			September	September 30,	December
Issued	Maturity Date		30, 2011	2011	31, 2010

Senior Secured Notes (a)	4/15/2018		8.75%	$200,000	$—
Senior Secured Credit Note (b)	7/31/2013	*		$—	$22,503
Subordinated Note (c)	1/31/2014	*		$—	$100,000

*	Retired on April 12, 2011

(a)
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”).The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which was capitalized in the second quarter of 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the second quarter of 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense in the condensed consolidated statement of operations during the second quarter of 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2011, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

Interest expense for the three and nine months ended September 30, 2011, on the Notes was $4.4 million and $8.2 million, respectively.

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

The principal balance of the Senior Secured Credit Note in the amount of $22.4 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described in (a) above.

Interest expense, as well as interest paid for the three and nine months ended September 30, 2011, on the Senior Secured Credit Note was $nil and $306,000, respectively ($405,000 and $1.2 million, respectively, in the three and nine months ended September 30, 2010).

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

The principal balance of the Subordinated Note in the amount of $100.0 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described in (a) above.
Interest expense, as well as interest paid for the three and nine months ended September 30, 2011, on the Subordinated Note was $nil and $1.6 million, respectively ($1.5 million and $4.3 million for the three and nine months ended September 30, 2010).
8. Share capital
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Class A Stock outstanding, beginning of period	13,568,945	13,253,022	13,268,522	13,118,001
Issued pursuant to the share-based compensation plans	2,000	6,500	302,423	141,521

Class A Stock outstanding, end of period	13,570,945	13,259,522	13,570,945	13,259,522

9. Net capital requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2011, the net capital of Oppenheimer as calculated under the Rule was $158.1 million or 12.2% of Oppenheimer’s aggregate debit items. This was $132.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6 2/3% of aggregate indebtedness, as defined. At September 30, 2011, Freedom had net capital of $5.0 million, which was $4.8 million in excess of the $250,000 required to be maintained at that date.

At September 30, 2011, the regulatory capital of Oppenheimer Europe was $4.3 million, which was $1.3 million in excess of the $3.0 million required to be maintained at that date. Oppenheimer Europe computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.
At September 30, 2011, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.1 million, which was $756,000 in excess of the $385,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.
10. Related party transactions
The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.
11. Segment information
The table below presents information about the reported revenue and profit before income taxes of the Company for the periods noted. The Company’s segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company has allocated all revenue and expenses to its segments and has eliminated the “Other” category. Previously reported segment information has been revised to reflect this change. The Company’s business is conducted primarily in the United States with additional operations in Europe, the Middle East, Asia, and South America.
The table below presents information about the reported revenue and profit before income taxes of the Company for the three and nine months ended September 30, 2011 and 2010. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use. Substantially all assets are located in the United States.

Expressed in thousands of dollars.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Private Client (1)	$127,527	$134,182	$410,684	$411,858
Capital Markets	88,044	84,396	265,061	277,866
Asset Management (1)	16,048	16,565	53,809	49,789

Total	$231,619	$235,143	$729,554	$739,513

Profit (loss) before taxes:
Private Client (1)	$5,989	$3,117	$10,128	$13,647
Capital Markets	(4,005)	86	(6,717)	10,916
Asset Management (1)	2,280	4,256	12,386	12,182

Total	$4,264	$7,459	$15,797	$36,745

(1)	Asset management revenue is allocated 77.5% to the Private Client segment and 22.5% to the Asset Management segment.
Revenues, classified by the major geographic areas in which they were earned for the three and nine months ended September 30, 2011 and 2010, were as follows:
Expressed in thousands of dollars.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$219,545	$220,188	$691,107	$698,300
Europe / Middle East	7,093	6,710	21,881	21,001
Asia	2,787	2,756	9,172	10,921
South America	2,194	5,489	7,394	9,291

Total	$231,619	$235,143	$729,554	$739,513

12. Subsequent events
On October 28, 2011, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on November 25, 2011 to Class A and Class B Stockholders of record on November 11, 2011.

13. Supplemental Guarantor Condensed Consolidated Financial Statements
The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the Guarantors), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.
Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceases to be a direct or indirect subsidiary of the Company if such sale does not constitute an asset sale under the indenture or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the debenture; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Company of its legal defeasance option or covenant defeasance option or the discharge of the Company’s obligations under the indenture in accordance with the terms of the indenture.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS OF SEPTEMBER 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
ASSETS
Cash and cash equivalents	$12,293	$18,228	$56,975	$—	$87,496
Cash and securities segregated for regulatory and other purposes	—	—	199,948	—	199,948
Deposits with clearing organizations	—	—	22,574	—	22,574
Receivable from brokers and clearing organizations	—	23	335,243	—	335,266
Receivable from customers, net of allowance for credit losses of $2,399	—	—	893,571	—	893,571
Income taxes receivable	4,351	26,618	(702)	(25,132)	5,135
Securities purchased under agreement to resell	—	—	589,665	—	589,665
Securities owned, including amounts pledged of $402,666, at fair value	—	12,163	784,702	—	796,865
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	55,965	—	55,965
Office facilities, net	—	—	18,047	—	18,047
Deferred tax asset	93	—	16,791	(16,884)	—
Intangible assets, net	—	—	37,735	—	37,735
Goodwill	—	—	137,889	—	137,889
Other	4,300	324	161,622	60	166,306
Investment in subsidiaries	500,526	895,821	(189,022)	(1,207,325)	—
Intercompany receivables	192,640	(136,446)	(20,012)	(36,181)	—

	$714,203	$929,289	$3,100,991	$(1,398,021)	$3,346,462

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS OF SEPTEMBER 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$46,049	$—	$46,049
Bank call loans	—	—	59,300	—	59,300
Payable to brokers and clearing organizations	—	—	426,590	—	426,590
Payable to customers	—	—	576,981	—	576,981
Securities sold under agreement to repurchase	—	—	860,360	—	860,360
Securities sold, but not yet purchased, at fair value	—	313	210,667	—	210,980
Accrued compensation	—	—	129,050	—	129,050
Accounts payable and other liabilities	8,308	845	299,019	59	308,233
Income taxes payable	2,440	22,555	137	(25,132)	—
Senior secured note	200,000	—	—	—	200,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	—	(1,890)	32,410	(16,883)	13,637
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	36,169	—	(36,169)	—

	210,748	57,992	2,760,141	(190,683)	2,838,200
Stockholders’ equity attributable to the Oppenheimer Holdings Inc.	503,455	871,297	336,043	(1,207,338)	503,455
Noncontrolling interest			4,807		4,807
Stockholders’ equity	503,455	871,297	340,850	(1,207,338)	508,262

	$714,203	$929,289	$3,100,991	(1,398,021)	$3,346,462

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS OF DECEMBER 31, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
ASSETS
Cash and cash equivalents	$361	$(241)	$52,734	$—	$52,854
Cash and securities segregated for regulatory and other purposes	—	—	142,446	—	142,446
Deposits with clearing organizations	—	—	23,228	—	23,228
Receivable from brokers and clearing organizations	—	62	302,782	—	302,844
Receivable from customers, net of allowance for credit losses of $2,716	—	—	924,817	—	924,817
Income taxes receivable	—	33,557	(702)	(27,713)	5,142
Securities purchased under agreement to resell	—	—	347,070	—	347,070
Securities owned, including amounts pledged of $102,501, at fair value	—	—	367,019	—	367,019
Subordinated loan receivable	—	12,558	100,000	(112,558)	—
Notes receivable, net	—	—	59,786	—	59,786
Office facilities, net	—	—	22,875	—	22,875
Intangible assets, net	—	—	40,979	—	40,979
Goodwill	—	—	137,889	—	137,889
Other	—	(347)	198,954	58	198,665
Investment in subsidiaries	492,299	782,916	(152,804)	(1,122,411)	—
Intercompany receivables	12,135	21,862	1,849	(35,846)	—

	$504,795	$850,367	$2,568,922	$(1,298,470)	$2,625,614

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
AS OF DECEMBER 31, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$61,055	$—	$61,055
Bank call loans	—	—	147,000	—	147,000
Payable to brokers and clearing organizations	—	—	372,697	—	372,697
Payable to customers	—	—	406,916	—	406,916
Securities sold under agreement to repurchase	—	—	390,456	—	390,456
Securities sold, but not yet purchased, at fair value	—	—	160,052	—	160,052
Accrued compensation	—	—	175,938	—	175,938
Accounts payable and other liabilities	131	—	265,346	58	265,535
Income taxes payable	2,440	22,189	3,084	(27,713)	—
Senior secured credit note	—	—	22,503	—	22,503
Subordinated note	—	—	212,558	(112,558)	100,000
Deferred income tax, net	—	—	11,186	—	11,186
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	35,896	—	(35,896)	—

	2,571	58,085	2,235,811	(176,109)	2,120,358

Stockholders’ equity attributable to the Oppenheimer Holdings Inc.	502,224	792,282	330,079	(1,122,361)	502,224
Noncontrolling interest	—	—	3,032	—	3,032

Stockholders’ equity	502,224	792,282	333,111	(1,122,361)	505,256

	$504,795	$850,367	$2,568,922	$(1,298,470)	$2,265,614

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$123,267	$—	$123,267
Principal transactions, net	—	(1,391)	9,624	—	8,233
Interest	1	2,937	14,937	(2,714)	15,161
Investment banking	—	—	29,199	—	29,199
Advisory fees	—	—	51,320	(624)	50,696
Other	—	1	5,062		5,063

	1	1,547	233,409	(3,338)	231,619

EXPENSES
Compensation and related expenses	69	—	148,882	—	148,951
Clearing and exchange fees	—	—	6,514	—	6,514
Communications and technology	24	—	15,114	—	15,138
Occupancy and equipment costs	—	—	18,977	—	18,977
Interest	4,375	11	8,558	(2,714)	10,230
Other	360	18	27,791	(624)	27,545

	4,828	29	225,836	(3,338)	227,355

Profit before income taxes	(4,827)	1,518	7,573	—	4,264
Income tax provision (benefit)	(2,252)	610	3,447	—	1,805
Net profit for the period	(2,575)	908	4,126	—	2,459
Less net profit attributable to non- Controlling interest, net of tax	—	—	353	—	353
Equity in subsidiaries	4,681	—	—	(4,681)	—

Net profit attributable to Oppenheimer Holdings Inc.	$2,106	$908	$3,773	$(4,681)	$2,106

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$380,912	$—	$380,912
Principal transactions, net	—	(1,698)	34,235	—	32,537
Interest	1	7,356	43,167	(6,925)	43,599
Investment banking	—	—	92,357	(1,000)	91,357
Advisory fees	—	—	151,015	(1,815)	149,200
Other	—	1	31,948		31,949

	1	5,659	733,634	(9,740)	729,554

EXPENSES
Compensation and related expenses	221	—	479,581	—	479,802
Clearing and exchange fees	—	—	19,127	—	19,127
Communications and technology	45	—	47,101	—	47,146
Occupancy and equipment costs	—	—	56,047	—	56,047
Interest	8,167	3,438	23,993	(6,925)	28,673
Other	1,906	280	83,591	(2,815)	82,962

	10,339	3,718	709,440	(9,740)	713,757

Profit before income taxes	(10,338)	1,941	24,194		15,797
Income tax provision (benefit)	(4,444)	876	10,707	—	7,139
Net profit for the period	(5,894)	1,065	13,487	—	8,658
Less net profit attributable to non- Controlling interest, net of tax	—	—	1,775	—	1,775
Equity in subsidiaries	12,777	—	—	(12,777)	—

Net profit attributable to Oppenheimer Holdings Inc.	$6,883	$1,065	$11,712	$(12,777)	$6,883

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$120,940	$—	$120,940
Principal transactions, net	—	—	22,646		22,646
Interest	—	1,839	11,220	(1,839)	11,220
Investment banking	—	—	21,791	—	21,791
Advisory fees	—	—	43,854	(498)	43,356
Other	—	—	15,190		15,190

	—	1,839	235,641	(2,337)	235,143

EXPENSES
Compensation and related expenses	126	—	159,360	—	159,486
Clearing and exchange fees	—	—	5,525	—	5,525
Communications and technology	—	—	15,838	—	15,838
Occupancy and equipment costs	—	—	18,162	—	18,162
Interest	—	1,591	6,794	(1,839)	6,546
Other	148	103	22,376	(498)	22,127

	274	1,694	228,055	(2,337)	227,684

Profit (loss) before income taxes	(274)	147	7,586	—	7,459
Income tax provision (benefit)	(110)	79	3,240	—	3,210
Net profit (loss) for the period	(164)	67	4,346	—	4,249
Less net profit attributable to non- controlling interest, net of tax	—	—	595	—	595
Equity in subsidiaries	3,818	—	—	(3,818)	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$3,654	$67	$3,751	($3,818)	$3,654

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
REVENUE
Commissions	$—	$—	$398,719	$—	$398,719
Principal transactions, net	—	(276)	61,079	—	60,803
Interest	—	5,335	31,995	(5,334)	31,996
Investment banking	—	—	83,311	—	83,311
Advisory fees	—	—	131,620	(1,486)	130,134
Other	—	—	34,550	—	34,550

	—	5,059	741,274	(6,820)	739,513

EXPENSES
Compensation and related expenses	228	—	485,537	—	485,765
Clearing and exchange fees	—	—	19,910	—	19,910
Communications and technology	29	—	48,549	—	48,578
Occupancy and equipment costs	—	—	54,884	—	54,884
Interest	—	4,951	18,398	(5,333)	18,016
Other	625	202	76,275	(1,487)	75,615

	882	5,153	703,553	(6,820)	702,768

Profit (loss) before income taxes	(882)	(94)	37,721	—	36,745
Income tax provision (benefit)	(353)	(30)	15,254	—	14,871
Net profit (loss) for the period	(529)	(64)	22,467	—	21,874
Less net profit attributable to non- controlling interest, net of tax	—	—	1,505	—	1,505
Equity in subsidiaries	20,898	—	—	(20,898)	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$20,369	$(64)	$20,962	$(20,898)	$20,369

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
Cash flows from operations:
Net profit (loss) for the period	$(5,894)	$1,065	$13,487	$—	$8,658
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	9,299	—	9,299
Deferred income tax	(93)	(1,890)	4,434	—	2,451
Amortization of notes receivable	—	—	15,103	—	15,103
Amortization of debt issuance costs	—	—	734	—	734
Amortization of intangibles	—	—	3,244	—	3,244
Provision for credit losses	—	—	(317)		(317)
Share-based compensation	—	—	118	—	118
Changes in operating assets and liabilities	(180,979)	54,010	105,755	36,423	15,210

Cash provided by (used in) continuing operations	(186,966)	53,186	151,856	36,423	54,500

Cash flows from investing activities:
Purchase of office facilities	—	—	(3,865)	—	(3,865)

Cash used in investing activities	—	—	(3,865)	—	(3,865)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,506)	—	—	—	(4,506)
Issuance of Class A non-voting common Stock	337	—	—	—	337
Senior secured note issuance	200,000	—	—	—	200,000
Senior secured credit note repayments	—	—	(22,503)	—	(22,503)
Subordinated note repayments	—	—	(100,000)	—	(100,000)
Other financing activities	3,067	(34,717)	(21,247)	(36,423)	(89,321)

Cash provided by (used in) financing activities	198,898	(34,717)	(143,750)	(36,423)	(15,993)

Net increase (decrease) in cash and cash equivalents	11,932	18,469	4,241	—	34,642
Cash and cash equivalents, beginning of period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of period	$12,293	$18,228	$56,975	—	$87,496

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Non-guarantor	Elimin-
Expressed in thousands of dollars.	Parent	Subsidiaries	Subsidiaries	ations	Consolidated
Cash flows from operations:
Net profit (loss) for the period	($529)	($64)	$22,467	—	$21,874
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	9,053	—	9,053
Deferred income tax	—	—	32,336	—	32,336
Amortization of notes receivable	—	—	15,062	—	15,062
Amortization of debt issuance costs	—	—	742	—	742
Amortization of intangibles	—	—	3,243	—	3,243
Provision for credit losses	—	—	336	—	336
Share-based compensation	—	—	3,979	—	3,979
Changes in operating assets and liabilities	(1,921)	(7,037)	(137,776)	(3,720)	(150,454)

Cash provided by (used in) continuing operations	(2,450)	(7,101)	(50,558)	(3,720)	(63,829)

Cash flows from investing activities:
Purchase of office facilities	—	—	(11,877)	—	(11,877)

Cash used in investing activities	—	—	(11,877)	—	(11,877)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,401)	—	—	—	(4,401)
Issuance of Class A non-voting common Stock	2,132	—	—	—	2,132
Senior secured credit note repayments	—	—	(9,500)	—	(9,500)
Other financing activities	7,823	10,164	41,851	8,861	68,699

Cash provided by (used in) financing activities	5,554	10,164	32,351	8,861	56,930

Net increase (decrease) in cash and cash equivalents	3,104	3,063	(30,084)	5,141	(18,776)
Cash and cash equivalents, beginning of period	2,475	2,359	64,084	—	68,918

Cash and cash equivalents, end of period	$5,579	$5,422	$34,000	5,141	$50,142

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2010.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at September 30, 2011, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2011 totaled approximately $77.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. At September 30, 2011, client assets under management by the asset management groups totaled $17.7 billion. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At September 30, 2011, the Company employed 3,610 employees (3,536 full time and 74 part time), of whom approximately 1,408 were financial advisors.
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
During the three months ended September 30, 2011, there were no material changes to matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2011, the Company had a valuation adjustment (unrealized loss) of $4.0 million for ARS.
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
Recent events have caused increased review and scrutiny on the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight, term, and repo-to-maturity transactions) to finance its short term liquidity needs (See “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations.
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

Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong (“SFC”), the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators in the United States. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.
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
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was recently published by the U.S. Federal Reserve Board as required by Dodd-Frank. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule is being exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2012. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty.

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
On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisors. Oppenheimer is continuing to respond to information requests as part of the investigation.
Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisors and their supervisors in relation to the sale of low-priced securities.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as of September 30, 2011, the Company purchased and holds approximately $69.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.2 million in ARS from clients through 2016 and pay approximately $2.5 million as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $69.3 million as of September 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of September 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).
The Company’s clients held at Oppenheimer approximately $402.8 million of ARS at September 30, 2011, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008.

See “Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” appearing in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and “Legal Proceedings” herein.
Other Matters
A subsidiary of the Company was the administrative agent for two closed-end funds until December 5, 2005. The Company was advised by the current administrative agent for these two funds that the Internal Revenue Service (“IRS”) had asserted a claim for interest and penalties for one of these funds with respect to the 2004 tax year as a result of an alleged failure of such subsidiary to take certain actions. On October 14, 2011, Oppenheimer entered into a settlement agreement with the adviser to one of the aforementioned funds pursuant to which Oppenheimer paid approximately $2.5 million. Oppenheimer also received approximately $1.3 million in contribution from two other parties involved in the matter, making Oppenheimer’s net payment equal to approximately $1.2 million. The Company considers this matter now closed.
In April 2008, Oppenheimer commenced an action against Metal Management Inc. (“Metal”) in the United States District Court for the Southern District of New York (the “Court”) to collect an unpaid fee related to an investment banking transaction. On June 20, 2011, the Court issued an order granting Oppenheimer’s motion for summary judgment. On July 25, 2011, Metal appealed such order to the United States Court of Appeals for the Second Circuit. On August 26, 2011, Oppenheimer entered into a settlement agreement pursuant to which Metal paid to Oppenheimer approximately $10 million. See further discussion in Results of Operations, below.
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

Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will remain high due to business and regulatory requirements. This investment increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. The Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning. The recent signing of a lease to consolidate and move the Company headquarters in New York will require additional changes and investments in the Company’s disaster recovery planning.
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
Results of Operations
The Company reported net profit of $2.1 million or $0.15 per share for the third quarter of 2011 compared to $3.7 million or $0.27 per share in the third quarter of 2010. Revenue for the third quarter of 2011 was $231.6 million compared to revenue of $235.1 million in the third quarter of 2010, a decrease of 1.5%. Client assets entrusted to the Company and under management totaled approximately $77.3 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $17.7 billion at September 30, 2011 ($71.5 billion and $17.9 billion, respectively, at September 30, 2010).
The Company’s net profit for the nine months ended September 30, 2011 was $6.9 million or $0.51 per share compared to $20.4 million or $1.53 per share in the same period of 2010. Revenue for the nine months ended September 30, 2011 was $729.6 million, a decrease of 1.4% compared to $739.5 million in the same period of 2010.
After topping out in April, stock markets around the world continued to decline throughout the third quarter. While commodity prices declined during the third quarter, this positive influence was significantly overwhelmed by declining consumer and business confidence due to lack of progress in Washington dealing with the federal debt limit as well as the long term effects of a rising federal deficit and continuing elevated levels of domestic unemployment. The slowing growth in the domestic economy was further and negatively impacted by the sovereign debt issues facing the Euro-zone and Europe’s failure to move towards resolving the risks facing the European banks. By the end of the third quarter, share prices had declined almost 20% from their April high and credit spreads had widened considerably with U.S Treasury Yields at all time lows and other forms of debt under heightened pressure.

Oppenheimer’s results were affected by the conditions described above as well as by matters more closely tied to the Company. The Company’s institutional business, both equity and fixed income, was adversely affected by low volume levels, high volatility and the fallout from Europe as issues of counter-party risks reached heightened levels by quarter—end. Investment banking income improved as merger activity begun in earlier periods closed. However, conditions prevalent during the quarter brought corporate issuance to a standstill. Fee based programs related to clients’ asset management accounts continued to show favorable comparisons as total assets under management were near highs at the beginning of the quarter. Earnings continue to be significantly and adversely affected by low interest rates which severely limit the Company’s ability to earn positive spreads from this source.
The following table and discussion summarizes the changes in the major revenue and expense categories for the periods presented:
Expressed in thousands of dollars.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011 versus 2010		2011 versus 2010
	Period to	Period to	Period to
	Period	Period	Period	Percentage
	Change	Change	Change	Change
Revenue -
Commissions	$2,327	1.9%	$(17,807)	-4.5%
Principal transactions, net	(14,413)	-63.6%	(28,266)	-46.5%
Interest	3,941	35.1%	11,603	36.3%
Investment banking	7,408	34.0%	8,046	9.7%
Advisory fees	7,340	16.9%	19,066	14.7%
Other	(10,127)	-66.7%	(2,601)	-7.5%

Total revenue	(3,524)	-1.5%	(9,959)	-1.4%

Expenses -
Compensation and related expenses	(10,535)	-6.6%	(5,963)	-1.2%
Clearing and exchanges fees	989	17.9%	(783)	-3.9%
Communications and technology	(700)	-4.4%	(1,432)	-3.0%
Occupancy and equipment costs	815	4.5%	1,163	2.1%
Interest	3,684	56.3%	10,657	59.2%
Other	5,418	24.5%	7,347	9.7%

Total expenses	(329)	-0.1%	10,989	1.6%

Profit before income taxes	(3,195)	-42.8%	(20,948)	-57.0%
Income tax provision	(1,405)	-43.8%	(7,732)	-52.0%

Net profit	(1,790)	-42.1%	(13,216)	-60.4%
Net profit attributable to non- controlling interest, net of tax	(242)	-40.7%	270	17.9%

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(1,548)	-42.4%	$(13,486)	-66.2%

Highlights of the Company’s results for the three and nine months ended September 30, 2011 follow:
Revenue and Expenses
Revenue — Third Quarter 2011
•
Commission revenue was $123.3 million for the third quarter of 2011, an increase of 1.9%compared to $120.9 million in the third quarter of 2010. Volatile markets in the 2011 period contributed to the increase.

•
Principal transactions revenue was $8.2 million in the third quarter of 2011 compared to $22.6 million in the third quarter of 2010, a decrease of 63.6%. The decrease stems from lower income from firm investments (a net loss of $5.5 million for the third quarter of 2011 compared to a net gain of $483,000 for the third quarter of 2010) and lower fixed income trading revenue ($14.6 million in the third quarter of 2011 compared to $21.3 million in the third quarter of 2010).

•
Interest revenue was $15.2 million in the third quarter of 2011, an increase of 35.1% compared to $11.2 million in the third quarter of 2010. The increase is primarily attributable to increased interest earned by the government trading desk of $1.2 million as a result of higher inventory balances as well as an increase in other interest revenue earned on a disputed fee of $2.0 million related to a 2008 investment banking transaction.

•
Investment banking revenue was $29.2 million in the third quarter of 2011, an increase of 34.0% compared to $21.8 million in the third quarter of 2010 with increased fee income related to the collection of a fee of $8.0 million related to the investment banking transaction referred to above in interest revenue.

•
Advisory fees were $50.7 million in the third quarter of 2011, an increase of 16.9% compared to $43.4 million in the third quarter of 2010. Asset management fees increased by $8.5 million in the third quarter of 2011 compared to the same period in 2010 as a result of an increase in the value of assets under management of 19.4% during the period. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $19.7 billion at June 30, 2011 ($16.5 billion at June 30, 2010). The increase in asset management fees was offset by a decrease in fees earned on money market products of $1.1 million as the Company continues to waive money market fee income. The Company waived $6.9 million in money market fees during the third quarter of 2011 ($5.4 million in the third quarter of 2010).

•
Other revenue was $5.1 million in the third quarter of 2011, a decrease of 66.7% compared to $15.2 million in the third quarter of 2010 primarily as a result of a $8.1 million decrease in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which are largely offset by a decrease in employee compensation liabilities and expense). In addition, fees generated from Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) (formerly called Evanston Financial Corporation) decreased by $1.3 million in the third quarter of 2011 compared to the third quarter of 2010.

Revenue — Year-to-date 2011
•	Commission revenue was $380.9 million for the nine months ended September 30, 2011, a decrease of 4.5% compared to $398.7 million in the same period of 2010.
•
Principal transactions revenue was $32.5 million in the nine months ended September 30, 2011 compared to $60.8 million in the same period of 2010, a decrease of 46.5%. The decrease stems from lower income from firm investments (a net loss of $6.8 million for the nine months ended September 30, 2011 compared to a net gain of $70,000 for the same period of 2010) and lower fixed income trading revenue ($40.0 million in the nine months ended September 30, 2011 compared to $57.4 million in the same period of 2010) partially as a result of loss of personnel in the loan trading department.

•
Interest revenue was $43.6 million in the nine months ended September 30, 2011, an increase of 36.3% compared to $32.0 million in the same period of 2010. The increase is primarily attributable to interest earned by the government trading desk of $5.6 million as a result of higher inventory balances as well as an increase in other interest revenue earned on a disputed fee of $2.0 million related to a 2008 investment banking transaction.

•
Investment banking revenue was $91.4 million in the nine months ended September 30, 2011, an increase of 9.7% compared to $83.3 million in the same period of 2010 related to the collection of a fee of $8.0 million related to the investment banking transaction referred to above in interest revenue.

•
Advisory fees were $149.2 million in the nine months ended September 30, 2011, an increase of 14.7% compared to $130.1 million in the same period of 2010. Asset management fees increased by $21.1 million in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of an increase in the value of assets under management during the period. The increase in asset management fees was offset by a decrease in fees earned on money market products of $2.0 as the Company continues to waive money market fee income. The Company waived $19.1 million in money market fees during the nine months ended September 30, 2011 ($17.2 million in the same period of 2010).

•
Other revenue was $31.9 million in the nine months ended September 30, 2011, a decrease of 7.5% compared to $34.6 million in the same period of 2010 primarily as a result of a $5.4 million decrease in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which are largely offset by a decrease in employee compensation liabilities and expense).

Expenses — Third Quarter 2011
•
Compensation and related expenses decreased 6.6% in the third quarter of 2011 to $149.0 million compared to $159.5 million in the third quarter of 2010. Share-based compensation expense decreased by $7.0 million in response to the decline in the Company’s stock price in the third quarter of 2011 and deferred compensation expense decreased by $8.2 million compared to the third quarter of 2010. These decreases were partially offset by somewhat higher compensation costs related to the increase in commission revenue in the third quarter of 2011 compared to the same period in 2010.

•
Clearing and exchange fees increased 17.9% to $6.5 million in the third quarter of 2011 from $5.5 million in the same period of 2010 based on reduced pricing on share volumes on institutional equities business.

•
Communications and technology expenses decreased 4.4% to $15.1 million in the third quarter of 2011 from $15.8 million in the same period of 2010 with savings in IT costs in the third quarter of 2011 compared to the same period in 2010.

•
Occupancy and equipment costs of $19.0 million in the third quarter of 2011 increased 4.5% compared to $18.2 million in the third quarter of 2010 due primarily to higher lease costs in the third quarter of 2011 compared to the third quarter of 2010.

•
Interest expense increased 56.3% to $10.2 million in the third quarter of 2011 from $6.5 million in the same period in 2010 primarily due to increased debt service costs of $2.2 million incurred on the $200 million senior secured note which was issued to refinance and retire the Company’s senior secured credit note ($22.4 million) and subordinated note ($100 million) in April 2011

•
Other expenses increased 24.5% to $27.5 million in the third quarter of 2011 from $22.1 million in the same period in 2010 primarily due to increased legal costs of $4.5 million relating to client litigation and arbitration activity and legal costs to resolve regulatory matters.

Expenses — Year-to-date 2011
•
Compensation and related expenses decreased by 1.2% in the nine months ended September 30, 2011 at $479.8 million compared to $485.8 million in the same period of 2010. The decreases in share-based compensation expense and deferred compensation expense of $3.9 million and $5.5 million, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010 were offset by increases in producer payroll costs.

•
Clearing and exchange fees decreased 3.9% to $19.1 million in the nine months ended September 30, 2011 compared to $19.9 million in the same period of 2010 due to lower trade execution costs and floor brokerage fees.

•
Communications and technology expenses decreased 3.0% to $47.1 million in the nine months ended September 30, 2011 from $48.6 million in the same period of 2010 due to lower telecommunications costs in the nine months ended September 30, 2011 compared to the same period in 2010.

•	Occupancy and equipment costs of $56.0 million in the nine months ended September 30, 2011 increased by 2.1% compared to $54.9 million in the same period of 2010.
•
Interest expense increased 59.2% to $28.7 million in the nine months ended September 30, 2011 from $18.1 million in the same period in 2010 primarily due to increased debt service costs of $6.2 million incurred on the $200 million senior secured note which was issued to refinance and retire the Company’s senior secured credit note ($22.4 million) and subordinated note ($100 million) in April 2011. In addition, the loss of $1.6 million on the Company’s interest rate cap which hedged the subordinated note was reclassified from other comprehensive income into interest expense in the second quarter of 2011.

•
Other expenses increased 9.7% to $83.0 million in the nine months ended September 30, 2011 from $75.6 million in the same period in 2010 primarily due to increased legal costs of $5.3 million relating to client litigation and arbitration activity and legal costs to resolve regulatory matters and increased costs of external portfolio management of $3.7 million in the nine months ended September 30, 2011 compared to the same period in 2010.

Liquidity and Capital Resources
Total assets at September 30, 2011 increased by 27.5% from December 31, 2010 levels due in large part to the Company’s expansion of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2011, the Company had $59.3 million of such borrowings outstanding compared to outstanding borrowings of $147.0 million at December 31, 2010. The Company also has limited availability of short-term bank financing on an unsecured basis.
Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of September 30, 2011, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such action is inherently unpredictable, this downgrade could have material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations will make any impact on our business, financial condition and liquidity unpredictable. See Item 1A “Risk Factors- The Recent Downgrade of U.S. Long Term Sovereign Debt Obligations May Adversely Affect Markets and Our Business” in this Quarterly Report on Form 10-Q.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements, as of September 30, 2011, the Company purchased and holds approximately $69.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.2 million in ARS from clients through 2016 and pay approximately $2.5 million as a result of legal settlements with clients. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $69.3 million as of September 30, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of September 30, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans (collectively referred to as “ARS”).
Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes (“Notes”) due April 15, 2018 at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which has been capitalized during the three months ending June 30, 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense on the condensed consolidated statement of operations during the three months ending June 30, 2011.

Interest expense for the three and nine months ended September 30, 2011, on the Notes was $4.4 million and $8.2 million, respectively.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At September 30, 2011, the Company was in compliance with all of its covenants.
On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.
Lease commitment
On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The Company will occupy approximately 270,000 rentable square feet in the building. This lease represents a commitment of approximately $184.5 million over the 15 year term. The Company expects to commence occupancy of the building in December 2011 and complete its full occupancy in the summer of 2012. While the Company will save considerably on occupancy costs over the life of the lease, it is likely that the Company will incur additional and overlapping rent costs as well as other related moving costs during the next ten months.
Liquidity
For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $1.1 million in forgivable notes, net to financial advisors (which are inherently illiquid) for the three months ended September 30, 2011 ($4.4 million for the three months ended September 30, 2010) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are collateralized by firm and customer securities. In addition, letters of credit are issued in the normal course of business to satisfy certain collateral requirements in lieu of depositing cash or securities.

The Company does not repatriate the earnings of its foreign subsidiaries. Foreign earnings are permanently reinvested for the use of the foreign subsidiaries and therefore these foreign earnings are not available to satisfy the domestic liquidity requirements of the Company.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2011, bank call loans were $59.3 million ($68.8 million at September 30, 2010). Average bank loans outstanding for the three and nine months ended September 30, 2011 were $77.7 million and $103.5 million, respectively ($56.6 million and $56.3 million, respectively, for the three and nine months ended September 30, 2010). The largest bank loan outstanding for the three and nine months ended September 30, 2011 was $217.8 million and $225.1 million, respectively ($140.5 million and $144.2 million, respectively, for the three and nine months ended September 30, 2010). The average weighted interest rate on bank call loans applicable on September 30, 2011 was 1.3%.
At September 30, 2011, stock loan balances totaled $289.3 million ($345.5 million at September 30, 2010). The average daily stock loan balance for the three and nine months ended September 30, 2011 was $299.8 million and $359.3 million, respectively ($367.3 million and $384.7 million, respectively, for the three and nine months ended September 30, 2010). The largest stock loan balances for the three and nine months ended September 30, 2011 were $335.8 million and $471.9 million, respectively ($415.9 million and $456.1 million, respectively, for the three and nine months ended September 30, 2010).
The aggregate amount of stock loan and borrowing activity has increased as equity markets have improved and as the values of the underlying securities have increased. Client demand for margin borrowing has increased somewhat and with it the desire to establish “short” positions which creates further demand for stock borrowing activity to fulfill the obligation to complete delivery.
The Company finances its government trading operations through the use of securities purchased under agreement to repurchase (“repurchase agreements”) and securities sold under agreement to resell (“reverse repurchase agreements”). Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2011, the fair value of the reverse repurchase agreements and repurchase agreements were $575.0 million and $403.4, respectively.

At September 30, 2011, the gross balances of reverse repurchase agreements and repurchase agreements were $6.9 billion and $7.2 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the nine months ended September 30, 2011 was $7.8 billion and $8.3 billion, respectively ($3.5 billion and $6.5 billion, respectively, for the nine months ended September 30, 2010). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the nine months ended September 30, 2011 was $8.5 billion and $9.1 billion, respectively ($6.1 billion and $8.1 billion, respectively, for the nine months ended September 30, 2010).
At September 30, 2011, the notional value of the repo-to-maturity was $1.75 billion. The average balance for the repo-to-maturity for the three months ended on September 31, 2011 was $1.57 billion. At September 30, 2011, the gross leverage ratios including and excluding the effects of treating repo-to-maturity transactions as sales transactions were 6.6 and 10.0, respectively. All repo-to-maturity transactions outstanding as of September 30, 2011 are collateralized with U.S. government securities maturing within one year.
OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At September 30, 2011, OMHHF had $19.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three and nine months ended September 30, 2011 was $568,000 and $2.2 million, respectively.
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
Funding Risk
Expressed in thousands of dollars.

	For the nine months ended
	September 30,
	2011	2010
Cash provided by (used in) operating activities	$54,500	$(63,829)
Cash used in investing activities	(3,865)	(11,877)
Cash (used in) provided by financing activities	(15,993)	56,930

Net increase (decrease) in cash and cash equivalents	$34,642	$(18,776)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters
During the third quarter of 2011, the Company issued 2,000 shares of Class A Stock pursuant to the Company’s share-based compensation programs.
On August 26, 2011, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On October 27, 2011, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 25, 2011 to stockholders of record on November 11, 2011.
The book value of the Company’s Class A and Class B Stock was $36.83 at September 30, 2011 compared to $36.32 at September 30, 2010, based on total outstanding shares of 13,670,625 and 13,359,202, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2011 was 13,915,897 compared to 13,956,711 outstanding for the same period in 2010.
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
The following table sets forth the Company’s contractual and contingent commitments as at September 30, 2011.
Expressed in millions of dollars.

		Less than 1			More than
	Total	Year	1-3 Years	3-5 Years	5 Years
Minimum rentals (1)	$370	$10	$83	$70	$207
Committed capital	5	5	—	—	—
Earn-out	25	—	25	—	—
Revolving commitment (2)	7	—	—	—	7
Senior Secured Notes (3)	200	—	—	—	200
ARS purchase offers (4)	40	2	27	11	—

Total	$647	$17	$135	$81	$414

(1)
On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $184.5 million related to this lease has been included in the table.

(2)	Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018.

(4)
Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements. The most recent round of ARS purchases from clients has been completed and the Company has not yet determined the amount or timing of the next purchase offer to clients. See note 13 to the consolidated financial statements for the year ended December 31, 2010 appearing in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements. Such information is hereby incorporated by reference.
Factors Affecting “Forward-Looking Statements”
From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, and (xxi) risks related to the downgrade of U.S. long term sovereign debt obligations and the sovereign debt of European nations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2011, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. There are currently five auction rate securities arbitrations, scheduled to commence prior to December 31, 2011. The US Airways arbitration, discussed in more detail below, commenced in September and will be heard throughout the fourth quarter of 2011.
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
For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $220 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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
Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at September 30, 2011, the Company had purchased approximately $76.8 million of ARS from its clients pursuant to these offers (of which $9.8 million was subsequently redeemed by issuers).

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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of September 30, 2011, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order between the MSD and Oppenheimer et. al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the NYAG.
The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011 and will continue throughout the fourth quarter of 2011 and is not expected to be completed until early 2012. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In April 2009, Oppenheimer was served with a complaint in the United States District Court, Eastern District of Kentucky captioned Ashland, Inc. and Ash Three, LLC v. Oppenheimer & Co. Inc. seeking compensatory and consequential damages as a result of plaintiff’s purchase of approximately $194 million in ARS. Plaintiff sought an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff based its claim on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. Ashland is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. The court granted Oppenheimer’s motion to dismiss this action with prejudice on February 22, 2010. Plaintiff filed an appeal of this dismissal with the United States Court of Appeals for the Sixth Circuit on March 19, 2010. On July 28, 2011, the Court of Appeals for the Sixth Circuit affirmed the District Court’s Order dismissing plaintiff’s complaint with prejudice The time period during which the plaintiff was able to file a writ of certorari with the U.S. Supreme Court has expired.
In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et. al. Hansen demands that its investments in approximately $60 million in ARS, which are illiquid and which Hansen purchased from Oppenheimer, be rescinded. The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen. Oppenheimer has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings (“Holdings”) and Oppenheimer Asset Management as parties improperly named in the arbitration. Oppenheimer Asset Management was dismissed from the proceeding without prejudice on July 14, 2009. The arbitration was scheduled to commence with the remaining parties in June 2011. On June 21, 2011, Oppenheimer and Hansen entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Oppenheimer agreed to (i) pay, and has paid, Hansen $1.6 million, and (ii) grant to Hansen a put option, exercisable on or after July 1, 2013, pursuant to which Hansen may obligate Oppenheimer to purchase up to (a) $1 million par value of ARS then held by Hansen on or after July 1, 2013, (b) $1 million par value of ARS then held by Hansen on or after October 1, 2013, and (c) commencing on or after January 1, 2014 and on or after the first day of each calendar quarter for each of the following nine (9) quarters, ARS having a par value equal to ten percent (10%) of all ARS held and not redeemed or sold by Hansen prior to January 1, 2014 (the “Quarterly ARS Option Amount”); provided that each Quarterly ARS Option Amount shall be reduced by fifty percent (50%) of the par value of any ARS redeemed or sold in the immediately preceding quarter; and provided, further, that the Quarterly ARS Option Amount for each quarter in 2014 shall not be less than $1 million. At September 30, 2011, Hansen owned approximately $21.6 million par value of ARS that would be subject to the Quarterly ARS Option Amount. In consideration of the foregoing, Hansen agreed to (i) dismiss all claims against Oppenheimer with prejudice, (ii) dismiss all claims against Holdings without prejudice (and Holdings agreed to toll any statute of limitations until such time as Oppenheimer has performed its obligations under the Settlement Agreement), and (iii) grant to Oppenheimer a call option to purchase from Hansen any ARS held by Hansen and not previously redeemed, sold or designated to be put to Oppenheimer as part of a Quarterly ARS Option Amount.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of $7.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Oppenheimer believes that claimant’s current ARS holdings are approximately $17.5 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration has subsequently been rescheduled to commence in April 2012.
At the same time Oppenheimer filed its answer in the Investec matter discussed in the previous paragraph, Oppenheimer asserted third party claims against the underwriters of the ARS still held by claimant. Oppenheimer argued in its third party arbitration claim that those underwriters are liable to claimant because of their role in the processing, trading, marketing and supporting of the ARS still held by claimant and for other actions by the underwriters which lead to the interruption in the ARS market. The underwriters filed a motion to sever the arbitration into a separate proceeding which motion was granted on June 18, 2010 along with a stay of the arbitration against the underwriters. No date has yet been set for the arbitration with the underwriters. Oppenheimer believes it has meritorious defenses to the claims made as well as third party claims in the Investec matter and intends to vigorously defend itself in this matter.
As of September 30, 2011, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately 27 arbitration claims before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $15 million, as well as two court actions brought in various jurisdictions, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of September 30, 2011, seven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in three of those matters and the claimants prevailing in four of those matters. The Company has purchased approximately $1.1 million in ARS from the prevailing claimants in those four actions. In addition, the Company is committed to purchase another $40.2 million in ARS from clients through 2016 and pay approximately $2.5 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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

Other Pending Matters
In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia. In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal with the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to the United States District Court for the Northern District of Georgia. The matter has been fully briefed but no oral argument has been set. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.
In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the federal court, was denied on August 2, 2011. Discovery has commenced. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On October 5, 2011 plaintiffs in the matter filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense, for one year. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.
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
During the three months ended September 30, 2011, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the risk factor below.
The recent downgrade of U.S. Long Term Sovereign debt obligations and issues affecting the Sovereign debt of European nations may adversely affect markets and other business.
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While the ultimate impact of such action is inherently unpredictable, this downgrade could have material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.

The negative impact that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations will make any impact on our business, financial condition and liquidity unpredictable. In addition any such impact may not be immediately apparent.
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
(a)
On July 12, 2011, the Company’s Registration Statement (Registration No. 333-174932) on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011

(b)	Previously provided.
(c)	Not applicable.

ITEM 6.	Exhibits
(d) Exhibits

31.1	Certification of Albert G. Lowenthal
31.2	Certification of Elaine K. Roberts
32	Certification of Albert G. Lowenthal and Elaine K. Roberts

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 10th day of November, 2011.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)