Form 10-Q/A
period 2011-09-30
OPPENHEIMER HOLDINGS INC
filed 2011-11-14
CIK 791963

As filed with the Securities and Exchange Commission on November 14, 2011.

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

SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

1

PART II
OTHER INFORMATION

ITEM 6.	Exhibits
(d) Exhibits

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, (v) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and September 30, 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 14th day of November, 2011.

OPPENHEIMER HOLDINGS INC.
By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)

3