Form 10-K
period 2011-12-31
OPPENHEIMER HOLDINGS INC
filed 2012-03-06
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0080034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (212) 668-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A non-voting common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2011 was $382.8 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange as at June 30, 2011 of $28.21.

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2012 was 13,589,062 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.” We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1. BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a New York-based securities broker-dealer, Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments Inc. (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (formerly known as Evanston Financial Corporation) (“OMHHF”), a Federal Housing Administration (“FHA”)-approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.) (United Kingdom), Oppenheimer Investments Asia Ltd. (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).

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

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,427 financial advisers in 96 offices located throughout the United States and in two offices in Latin America through locally incorporated and independently owned businesses. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or with investment advisory accounts with asset-based fee pricing. As of December 31, 2011, the Company held client assets under administration of approximately $76.0 billion. Oppenheimer provides the following private client services:

Full-Service Brokerage – Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A substantial portion of Oppenheimer’s revenue is derived from commissions from retail customers through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to customers based on transaction size and volume.

Wealth Planning – Oppenheimer also offers financial and wealth planning services which include individual and corporate retirement solutions, including insurance and annuities products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients.

Margin Lending – Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates derived from Oppenheimer’s “base” rate, as defined, as well as the brokers’ loan rate, and LIBOR.

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

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels. Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds. Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts. At December 31, 2011, the Company had approximately $18.6 billion of client assets under management in fee-based programs. The Company’s asset management services include:

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

Fee-Based Non-Discretionary Accounts – Under Oppenheimer’s Preference Program, Oppenheimer provides non-discretionary investment advisory services to high-net-worth individuals and families who pay an advisory fee on a quarterly basis with no commissions or additional charges for transactions. The program includes features such as initial portfolio consultation, quarterly performance reporting and periodic consultation.

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

CAPITAL MARKETS

Investment Banking

Oppenheimer employs over 125 investment banking professionals throughout the United States and in the United Kingdom, Israel and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy, financial institutions, healthcare, industrial growth and services, media and entertainment, technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with financial sponsors and maintains a dedicated Financial Sponsor group.

Financial Advisory – Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, restructurings, spin-offs and joint ventures. With experience facilitating and financing acquisitions and recapitalizations, Oppenheimer executes both buy-side and sell-side mandates. Oppenheimer provides dedicated senior banker focus to clients throughout the financial advisory process, which leverages Oppenheimer’s industry knowledge, extensive relationships, and capital markets expertise.

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

Debt Underwriting – Oppenheimer offers a full range of debt financing for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer specializes in high yield debt and fixed and floating-rate senior and subordinated debt offerings.

EQUITIES CAPITAL MARKETS

Institutional Equity Sales and Trading – Oppenheimer provides equity market execution and market making services in all major U.S. exchanges and alternative execution venues, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading. In addition, Oppenheimer offers a suite of quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets. Oppenheimer’s clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires focused marketing and trading expertise. Oppenheimer believes that its institutional customers are attracted by the quality of its execution (measured by volume, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors.

Equity Research – Oppenheimer employs over 37 senior analysts covering over 600 equity securities worldwide, and over 70 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein the management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. In addition to providing fundamental analysis, the Company also provides technical analysis.

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

Public Finance – Oppenheimer’s public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing.

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisers within their regions as well as mid-tier and national institutional accounts. These desks serve Oppenheimer’s financial advisers in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) that proposes to prohibit proprietary trading by certain financial institutions except where facilitating customer trades. The Company does not believe that this legislation will affect its business or operations as the proposals appear to apply to banks and other subsidiaries of bank holding companies only.

Equities – Oppenheimer acts as both principal and agent in the execution of its customers’ orders. Oppenheimer buys, sells and maintains an inventory of a security in order to “make a market” in that security. In executing customer orders for securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction. However, when an order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its brokerage customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market may also include those of issuers which are followed by Oppenheimer’s research department.

Fixed Income – Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade and distressed corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company has made a determination for the short to intermediate term to refrain from positioning fixed income securities issued by European sovereign states or their agencies until prevailing conditions stabilize and improve. As of December 31, 2011, the Company did not have any exposure to European sovereign debt.

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

Proprietary Trading and Investment Activities – Oppenheimer holds positions in its trading accounts in securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond dealer department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares, unit investment trusts and short term debt instruments. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread or to profit from investment. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer or OAM holds proprietary positions in equity or fixed income securities in which it may not act as a dealer.

The size of its securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See “Regulatory Capital Requirements”, below and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The Company, through its subsidiaries, holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships) which are offered to Oppenheimer hedge fund-qualified clients and on a limited basis to qualified clients of other broker-dealers.

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

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2011, Oppenheimer Trust held custodial assets of approximately $2.3 billion. See “Other Requirements” below.

OPPENHEIMER MULTIFAMILY HOUSING & HEALTHCARE FINANCE, INC.

OMHHF is an FHA-approved mortgage originator and servicing company offering a variety of mortgage services to developers of commercial properties including apartments satisfying FHA criteria, elderly housing and nursing homes. OMHHF also maintains a mortgage servicing portfolio in which it collects mortgage payments from mortgagees and passes these payments on to mortgage holders, charging a fee for its services. The servicing portfolio represented $2.6 billion in outstanding principal amount at December 31, 2011.

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

Oppenheimer executes its own and certain of its correspondents’ securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States. For transactions executed in local markets in Europe, Oppenheimer uses BNP Paribas Securities Services for execution, clearing, and settlement on an introduced basis. Oppenheimer has recently introduced a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer is also a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis.

EMPLOYEES

At December 31, 2011, the Company employed 3,576 employees (3,515 full time and 61 part time), of whom approximately 1,427 were financial advisers.

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

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates a primary data center as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

REGULATION

Self-Regulatory Organization Membership – Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association. In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board (“MSRB”) for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer Europe Ltd. (formerly called Oppenheimer E.U. Ltd.) is regulated by the Financial Services Authority in the United Kingdom. Oppenheimer Israel (OPCO) Ltd. is regulated by the Israeli Securities Authority. Oppenheimer Investments Asia Ltd. is regulated by the Securities and Futures Commission in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association, a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation – The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the National Futures Association. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the National Futures Association has been designated as Oppenheimer’s primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission (“CFTC”), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer’s and Freedom’s operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.

Broker-dealer Regulation – The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by institutional investors.

Oppenheimer, and certain of its affiliates, is also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and in connection with its research department activities.

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to be subject to an annual “surprise” examination of custodian assets and to deliver a control report to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations, which report was issued by the Company for the first time on September 12, 2010. The Company’s most recent report was timely filed on January 27, 2012.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was effective. See Item 7 under the caption “Management’s Report on Internal Control over Financial Reporting”.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control and monitor the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All the relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and the United Kingdom would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions (the “Volcker Rule”), control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company. The impact of any of, or more than one of, the foregoing could have a material adverse affect on our business, financial condition and results of operations.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company’s ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company’s ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company’s brokerage subsidiaries’ ability to withdraw excess net capital and transfer it to the Company or to other of the Operating Subsidiaries or to expand the Company’s business.

Oppenheimer Europe Ltd. (formerly called Oppenheimer E.U. Ltd.) is authorized by the Financial Services Authority (“FSA”) of the United Kingdom to provide investment services under the Markets of Financial Instruments Directive (“MiFID”). Under its current status, Oppenheimer Europe Ltd.’s capital resource requirement is the higher of the base capital resource requirement (€50,000), or the sum of the credit risk capital and the market risk capital requirements, or the fixed overheads requirement, which is equal to 25% of the firm’s relevant fixed expenditures as defined by the FSA.

On February 12, 2010, Oppenheimer Investments Asia Ltd. was approved by the Hong Kong Securities and Futures Commission to place securities of U.S. listed companies with institutional clients and to provide corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Ltd. is required to maintain Required Liquid Capital of the greater of HKD $3,000,000 or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.

See note 15 to the consolidated financial statements for the year ended December 31, 2011 appearing in Item 8 for further information on the Company’s regulatory capital requirements.

OTHER REQUIREMENTS

Notes

On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”). The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which was capitalized in the three months ended June 30, 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ended June 30, 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge was reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense in the condensed consolidated statement of operations during the three months ended June 30, 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At December 31, 2011, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

The Company has filed a Registration Statement on Form S-3 and once effective, the Company will be able to act as a market maker in connection with the Notes.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million.

Interest expense for the year ended December 31, 2011, on the Notes was $12.5 million ($nil in 2010 and 2009). Interest paid on the Notes for the year ended December 31, 2011 was $8.9 million.

Senior Secured Credit Note

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

The remaining principal balance of the Senior Secured Credit Note in the amount of $22.4 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described above.

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Senior Secured Credit Note was $306,000 ($1.5 million in 2010 and $2.1 million in 2009).

Subordinated Note

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

The principal balance of the Subordinated Note in the amount of $100.0 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described above.

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Subordinated Note was $1.6 million ($5.7 million in 2010 and $6.2 in 2009).

Other debt

The Company participates in loan syndications through its debt capital markets business. Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market. To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC. As of December 31, 2011, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $65.9 million ($78.0 million as of December 31, 2010) and had $nil in Excess Retention ($nil as of December 31, 2010).

The Company anticipates participating in certain “Club” transactions where several lenders will pool a loan transaction and allocate the commitment among them without further distribution. Under some circumstances, the Company may have to post collateral with CIBC to protect CIBC from a portion of its potential exposure in each transaction. The amount of collateral associated with each transaction is based on a formula negotiated between CIBC and Oppenheimer. Oppenheimer may also be required to cede all or a portion of certain fees in respect of such transactions. Final agreements with CIBC surrounding this facility continue to be discussed with current commitments being made on a loan-by-loan basis. It is likely that the arrangements with CIBC, as described above, whereby CIBC offers loan arrangements and underwriting support for loans with clients of Oppenheimer will terminate prior to their agreed expiration date in January, 2013.

Oppenheimer and Freedom are each members of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker-dealer, protection for customers’ accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess SIPC” policy protection from Lloyd’s of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer. The “excess SIPC” policy has an aggregate limit of liability of $400.0 million. The Company has entered into an indemnity agreement with Lloyd’s of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

AVAILABLE INFORMATION

The Company’s principal place of business is at 125 Broad Street (85 Broad Street after April 1, 2012), New York, NY 10004 and its telephone number is (212) 668-8000. The Company’s Internet address is http://www.opco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2011 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 25% of the overall ARS issued into the ARS market remain outstanding at December 31, 2011. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2011, the Company purchased and holds approximately $68.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $57.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $68.3 million as of December 31, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2011, the Company had a valuation adjustment (unrealized loss) of $4.6 million for ARS.

The Company’s customers held at Oppenheimer approximately $377.7 million of ARS at December 31, 2011, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIB’s”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time. If the Company were to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and, in the case of the MSD, may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won’t seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See “Legal Proceedings.”

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

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•

The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as we have observed in recent years, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. Although markets stabilized in 2010 and through the middle of the second quarter of 2011, concerns about the European sovereign debt crisis, continued sluggishness in the U.S. economy, and a reduction in consumer confidence negatively impacted trading volumes, investment banking, and capital markets activities in the second half of fiscal 2011. If such market conditions continue they could have a material adverse impact on the Company’s profitability.

•

A downturn in the financial markets such as occurred during recent periods including the second half of 2011 may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads. A further downturn could negatively impact the Company’s ability to generate revenue.

•

Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity. Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•

Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, under Item 7.

•

Changes in interest rates, especially if such changes are rapid, high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue. The reduction of interest rates to all-time record lows can and has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC-covered deposits. If interest rates remain at the current historical low levels until late 2014, as is forecasted by the Federal Reserve, the Company’s profitability will continue to be significantly negatively impacted.

•

The Company expects to continue to commit its own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of its positions, resulting in reduced revenue.

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

In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company’s participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or “unbundle”) payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company’s clients place on high-quality research. Moreover, the Company’s inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additional pressure on sales and trading revenue may impair the profitability of the Company’s business.

The volume of anticipated investment banking transactions may differ from actual volume.

The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. During the recent financial crisis, there was a substantial reduction in the number and aggregate dollar volume of global mergers and acquisitions transactions and securities offerings. While conditions improved in 2010, the conditions were again adversely affected during the last half of 2011, when activity in the capital markets was significantly reduced. However, to the extent this trend continues, the Company’s investment banking business, and the Company’s results, will be negatively impacted.

The ability to attract, develop and retain highly skilled and productive employees is critical to the success of the Company’s business.

The Company faces intense competition for qualified employees from other businesses in the financial services industry, and the performance of its business may suffer to the extent it is unable to attract and retain employees effectively, particularly given the relatively small size of the Company and its employee base compared to some of its competitors. The primary sources of revenue in each of the Company’s business lines are commissions and fees earned on advisory and underwriting transactions and customer accounts managed by its employees, who are regularly recruited by other firms and in certain cases are able to take their client relationships with them when they change firms. Experienced employees are regularly offered financial inducements by larger competitors to change employers, and thus competitors can de-stabilize the Company’s relationship with valued employees. Some specialized areas of the Company’s business are operated by a relatively small number of employees, the loss of any of whom could jeopardize the continuation of that business following the employee’s departure.

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

The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell securities it purchased as an underwriter at the anticipated price levels. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company’s results of operations, financial condition and reputation. As a market maker, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company’s holdings were more diversified.

Increases in capital commitments in our proprietary trading, investing and similar activities increase the potential for significant losses.

The trend in capital markets has been toward larger and more frequent commitments of capital by financial services firms in many of their activities. The Company’s January 2008 acquisition of certain capital markets businesses from CIBC World Markets has resulted in an increased commitment of the Company’s own capital to engage in proprietary trading, principal investing and similar activities. The Company’s results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject the Company to market fluctuations and volatility that may adversely affect the value of its positions, which could result in significant losses and reduce its revenues and profits. In addition, increased commitment of capital will expose the Company to the risk that a counterparty will be unable to meet its obligations, which could lead to financial losses that could adversely affect the Company’s results of operations. These activities may lead to a greater concentration of risk, which may cause the Company to suffer losses even when business conditions are generally favorable for others in the industry.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired certain businesses from CIBC World Markets Corp. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve the Company’s competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, officers, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition.

If the Company is unable to repay its outstanding indebtedness when due, its operations would most likely be materially, adversely affected.

At December 31, 2011, the Company had liabilities of approximately $3 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations or the liquidation of collateral supporting such borrowings will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations would most likely have a material adverse affect on its results of operations and financial condition.

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

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption “Regulation” and Item 7 under the caption “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Regulation”.

The Company’s move to a new and unified headquarters may create unintended risks and cost overruns.

The Company has begun a process to unify its principal businesses in New York City in a single building (85 Broad St.) in downtown Manhattan. This process is under way with the initial re-locations having taken place in December 2011, January and February 2012. This process will continue through mid-2012. While the Company believes that these actions will significantly improve its business operations and result in financial savings over the life of its initial 15 year lease, the Company cannot assure that this result will not be negatively impacted by any or all of the following factors:

•	cost overruns on the project;

•	business disruptions from the re-location process;

•	employee loss due to re-location;

•	disruptions due to the centrally located nature of the business; and

•	other

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FSA and the SFC.

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

In addition, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited are regulated by the Financial Services Authority of the United Kingdom and the Securities and Futures Commission in Hong Kong, respectively. Failure of these entities to comply with net capital requirements could subject those entities to suspension or expulsion by their respective regulators.

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

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 16 to the consolidated financial statements for the year ended December 31, 2011 appearing in Item 8.

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

In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup, Bank of America, and American International Group, Inc. needed to accept substantial funding from the Federal government. In the fourth quarter of 2011, MF Global filed for bankruptcy protection. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.

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

The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses.

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading);

•	employee theft and improper use of Company or client property;

•	employees conspiring with third parties to defraud the Company;

•	employees hiding unauthorized or unsuccessful activities from the Company; or

•	the improper use of confidential information.

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

To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. As a result of the Company’s January 2008 acquisition from CIBC World Markets Corp., the Company acquired operations in Israel, the United Kingdom, and Hong Kong, China. If the Company is unable to manage these risks relating to its foreign operations effectively, its reputation and results of operations could be harmed.

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

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.

The negative impact that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties, and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations will make any impact on our business, financial condition and liquidity unpredictable. In addition any such impact may not be immediately apparent.

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

Stock price volatility may make it difficult for an investor to resell shares of the Company’s Class A non-voting common stock (the “Class A Stock”) at the times and at the prices desired. The price of the Class A Stock can fluctuate significantly in response to a variety of factors including, among other things:

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

The Company issues two classes of shares, Class A Stock and Class B voting common stock (“Class B Stock”). At December 31, 2011, there were 99,680 shares of Class B Stock outstanding compared to 13,572,265 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. This Class B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a “control premium” by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the impact of “say on pay” provisions on corporate governance at the Company.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2011, the Company had 13,572,265 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 164,193 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 760,902 shares of Class A Stock. The Company is further authorized to issue up to 389,015 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As part of the consideration for the January 14, 2008 acquisition of certain businesses from CIBC World Markets, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock on January 14, 2013 at an exercise price of $48.62 per share. The Company may also issue Class A Stock in an indeterminate amount as payment for CIBC’s earn-out in the acquired businesses for the five year period ending in 2013. For a full description, see note 9 to the consolidated financial statements for the year ended December 31, 2011 appearing in Item 8. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at 125 Broad Street, New York, New York for general administrative activities and most day-to-day management functions. Its office at 300 Madison Ave., New York, New York serves as the base for most of Oppenheimer’s research, trading and investment banking activities, although other offices also have employees who work in these areas. The Company is also beginning to transition its personnel from 300 Madison to 85 Broad Street, New York, New York (See below as well as Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Asset Management services are offered from the Company’s office at 200 Park Avenue, New York, New York, although other offices also have employees who work in this area. Generally, the offices outside of 125 Broad Street and 300 Madison serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York office using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. OMHHF operates its business out of North Wales, Pennsylvania and Oppenheimer Trust Company is based in Florham Park, New Jersey. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, U.K., Tel Aviv, Israel and Hong Kong, China.

The Company and its subsidiaries own no real property but, at December 31, 2011, occupied office space totaling approximately 1.4 million square feet in 129 locations under standard commercial terms expiring between 2012 and 2020. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

The Company has signed a lease to occupy approximately 270,000 square feet on seven floors at 85 Broad Street in New York City for a term of 15 years. The costs of the consolidation of the Company’s primary business units and employees into this space will generate approximately $62 million in savings over the life of the lease. However, in the fourth quarter of 2011, the expense to the Company with respect to this consolidation was approximately $2.4 million stemming from overlapping rent costs and write-offs. The Company expects to expense $9.1 million and $1 million in fiscal 2012 and 2013, respectively, stemming from duplicative rent, write-offs and depreciation and amortization of tenant improvements. From 2014 to the end of the lease term, the Company will realize benefits of approximately $2 million per year due to rent savings.

Item 3. LEGAL PROCEEDINGS

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, which seek substantial penalties, fines or other monetary relief.

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

Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. There are currently four auction rate securities arbitrations, scheduled to commence prior to March 31, 2012. The US Airways arbitration, discussed in more detail below, commenced in September 2011 and continued through December 2011 and will continue throughout the second quarter of 2012.

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” as well as “Factors Affecting ‘Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $247.5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace—as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions and who subsequently entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings. Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.

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

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at December 31, 2011, the Company had purchased and holds approximately $68.3 million of ARS from its clients pursuant to these offers and other legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of December 31, 2011, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et. al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011 and is continuing and is expected to be continue throughout the second quarter of 2012. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In February 2009, the Company was served with an arbitration claim before FINRA captioned Hansen Beverage Company v. Oppenheimer & Co. Inc., et. al. Hansen demands that its investments in approximately $60 million in ARS, which are illiquid and which Hansen purchased from Oppenheimer, be rescinded. The claim alleges that Oppenheimer misrepresented liquidity and market risks in the ARS market when recommending ARS to Hansen. Oppenheimer has filed its response to the claim and also filed a motion to dismiss respondents Oppenheimer Holdings (“Holdings”) and Oppenheimer Asset Management as parties improperly named in the arbitration. Oppenheimer Asset Management was dismissed from the proceeding without prejudice on July 14, 2009. The arbitration was scheduled to commence with the remaining parties in June 2011. On June 21, 2011, Oppenheimer and Hansen entered into a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Oppenheimer agreed to (i) pay, and has paid, Hansen $1.6 million, and (ii) grant to Hansen a put option, exercisable on or after July 1, 2013, pursuant to which Hansen may obligate Oppenheimer to purchase up to (a) $1 million par value of ARS then held by Hansen on or after July 1, 2013, (b) $1 million par value of ARS then held by Hansen on or after October 1, 2013, and (c) commencing on or after January 1, 2014 and on or after the first day of each calendar quarter for each of the following nine (9) quarters, ARS having a par value equal to ten percent (10%) of all ARS held and not redeemed or sold by Hansen prior to January 1, 2014 (the “Quarterly ARS Option Amount”); provided that each Quarterly ARS Option Amount shall be reduced by fifty percent (50%) of the par value of any ARS redeemed or sold in the immediately preceding quarter; and provided, further, that the Quarterly ARS Option Amount for each quarter in 2014 shall not be less than $1 million. At December 31, 2011, Hansen owned approximately $20.8 million par value of ARS that would be subject to the Quarterly ARS Option Amount. In consideration of the foregoing, Hansen agreed to (i) dismiss all claims against Oppenheimer with prejudice, (ii) dismiss all claims against Holdings without prejudice (and Holdings agreed to toll any statute of limitations until such time as Oppenheimer has performed its obligations under the Settlement Agreement), and (iii) grant to Oppenheimer a call option to purchase from Hansen any ARS held by Hansen and not previously redeemed, sold or designated to be put to Oppenheimer as part of a Quarterly ARS Option Amount.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of approximately $11.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Claimant further seeks interest and attorneys fees as part of its claim. Oppenheimer believes that claimant’s current ARS holdings are approximately $17.5 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration has subsequently been rescheduled to commence in October 2012.

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

In March, 2010, Oppenheimer and several individuals were served with a FINRA arbitration captioned Seattle Genetics, Inc. vs. Oppenheimer & Co. Inc. et al. The claimant alleges that Seattle Genetics, a publicly traded company, was unsuitable for ARS purchases recommended by an Oppenheimer registered representative. The claimant alleges various causes of action, including but not limited to breach of fiduciary duty, misrepresentation, and negligence. The claimant requests an award against Oppenheimer and individual respondents to repurchase the $14.5 million in ARS currently held by Seattle Genetics, punitive damages, interest and attorneys fees. Oppenheimer and the individual respondents believe Seattle Genetics is a “qualified institutional buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased the ARS in question for cash management purposes. The arbitration is scheduled to commence in mid-March 2012. Oppenheimer and the individual respondents believe they have meritorious defenses to these claims and intend to vigorously defend against these claims

As of December 31, 2011, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately 24 arbitration claims before FINRA, brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $15 million, as well as two court actions brought in various jurisdictions, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of December 31, 2011, nine ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in five of those matters. The Company has purchased approximately $1.6 million in ARS from the prevailing claimants in those five actions. In addition, the Company is committed to purchase another $ 57.3 million in ARS from clients through 2016. In addition the Company has paid or is committed to pay approximately $2.9 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and note 14 to the consolidated financial statements appearing in Item 8 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters.”

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

In September 2010, Oppenheimer was named as a co-defendant in a complaint filed in the United States District Court for the Southern District of New York captioned TPTCC NY, Inc., The Proton Institute of NY, LLC, and NY Medscan, LLC v. Radiation Therapy Services Inc., New York Proton Management LLC et. al alleging that all defendants conspired to eliminate plaintiffs as competitors in providing a developing cancer treatment in the Greater New York Area. Oppenheimer provided certain investment banking services to the various parties. The complaint alleges causes of action for violation of the Sherman Act, conversion, misappropriation of trade secrets, unfair competition, and breaches of fiduciary duty and contract, and requests damages of $350 million, punitive damages and injunctive relief. On November 12, 2010, Oppenheimer filed its motion to dismiss plaintiffs’ complaint, and thereafter plaintiffs filed their First Amended Complaint. On January 7, 2011, Oppenheimer refiled its motion to dismiss the First Amended Complaint which motion was granted in its entirety on February 25, 2011. On June 3, 2011, the plaintiffs filed an appeal of this dismissal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On or about December 30, 2011, the Second Circuit affirmed the District Court ruling as to the plaintiff’s Federal court claims which are now dismissed and reversed the District Court’s ruling as to state claims. Oppenheimer believes it has meritorious defenses to the state claims raised and intends to defend against those claims vigorously.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Class A Stock is listed and traded on the NYSE (trading symbol “OPY”). The Class B Stock is not traded on any stock exchange and, as a consequence, there is only limited trading in the Class B Stock. The Company does not presently contemplate listing the Class B Stock in the United States on any national or regional stock exchange or on NASDAQ.

The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2010 and 2011 fiscal years. Prices provided are based on data provided by the NYSE.

		NYSE
Class A Stock:		HIGH	LOW
2011	1st Quarter	$33.93	$24.63
	2nd Quarter	$34.87	$25.00
	3rd Quarter	$28.98	$15.47
	4th Quarter	$19.45	$12.47

2010	1st Quarter	$33.63	$24.11
	2nd Quarter	$30.41	$23.79
	3rd Quarter	$29.86	$22.11
	4th Quarter	$28.74	$23.25

As at December 31, 2011, there were 925,095 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

In addition, as part of the consideration for certain businesses acquired in January 2008, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock at an exercise price of $48.62 per share on January 14, 2013. The Company may also issue Class A Stock in an uncertain amount as payment for CIBC’s earn-out in the acquired businesses for the five year period ending in 2013.

(b) The following table sets forth information about the stockholders of the Company as at February 28, 2012 as set forth in the records of the Company’s transfer agent and registrar:

	September 30,	September 30,
	Number of shares	Number of stockholders of record
Class A Stock	13,589,062	245
Class B Stock	99,680	171

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A Stock and Class B Stock for the fiscal years ended December 31, 2010 and 2011 and the first quarter of 2012.

	September 30,	September 30,	September 30,	September 30,
Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 28, 2010	February 12, 2010	February 26, 2010	$0.11
Quarterly	April 30, 2010	May 14, 2010	May 28, 2010	$0.11
Quarterly	July 30, 2010	August 13, 2010	August 27, 2010	$0.11
Quarterly	October 29, 2010	November 12, 2010	November 26, 2010	$0.11
Quarterly	January 27, 2011	February 11, 2011	February 25, 2011	$0.11
Quarterly	April 28, 2011	May 13, 2011	May 27, 2011	$0.11
Quarterly	July 28, 2011	August 12, 2011	August 26, 2011	$0.11
Quarterly	October 27, 2011	November 11, 2011	November 25, 2011	$0.11
Quarterly	January 26, 2012	February 10, 2012	February 24, 2012	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company’s need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company’s Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and amended in December 2011, subject to stockholder approval, and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together “EIP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company has and may grant options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options have been made to the Company’s non-employee directors on a formula basis; going forward, restricted Class A Stock awards will be granted to the Company’s non-employee directors as approved by a committee.

Oppenheimer has an Employee Share Plan (“ESP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company may grant stock awards and restricted stock awards to key management employees of the Company and its subsidiaries.

The Company’s share-based compensation plans are described in note 13 to the Company’s consolidated financial statements appearing in Item 8.

e) Share Performance Graph

The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Stock, (2) the Standard & Poor’s 500 Index (S&P 500), and (3) the Standard & Poor’s 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
As at December 31,	2006	2007	2008	2009	2010	2011
Oppenheimer	100	128	40	101	80	50
S&P 500	100	104	64	79	89	89
S&P 500 / Diversified Financials	100	79	32	41	42	29

Stock Buy-Back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. As of December 31, 2011, the Company did not buy back any stock under this program.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2011. In January 2008, the Company purchased certain businesses (See Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Amounts are expressed in thousands of dollars, except share and per share amounts.

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010(2)	2009(2)	2008(2)	2007

Revenue	$958,992	$1,036,273	$990,480	$919,823	$914,397
Net profit (loss) attributable to the Company	$10,316	$38,532	$20,824	$(19,980)	$75,367
Net profit (loss) per share attributable to the Company (1)
— basic	$0.76	$2.89	$1.59	$(1.51)	$5.70
— diluted	$0.74	$2.77	$1.55	$(1.51)	$5.57
Total assets	$3,527,439	$2,515,062	$2,162,582	$1,506,073	$2,138,241
Long term debt	$195,000	$122,503	$132,503	$147,663	$83,325
Total liabilities	$3,014,036	$2,007,700	$1,701,570	$1,072,119	$1,694,261
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.42
Stockholders’ equity attributable to the Company	$513,403	$507,362	$461,012	$433,954	$443,980
Book value per share attributable to the Company (1)	$37.55	$37.95	$34.88	$33.38	$33.22
Number of shares of capital stock outstanding (1)	13,671,945	13,368,202	13,217,681	12,999,145	13,366,276

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

(2)	See note 2 of the consolidated financial statements for revisions to selected financial data for 2010, 2009 and 2008.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at December 31, 2011, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2011 totaled approximately $76.0 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in mortgage brokerage and servicing. At December 31, 2011, client assets under management by the asset management groups totaled approximately $18.6 billion. At December 31, 2011, the Company employed 3,576 employees (3,515 full time and 61 part time), of whom approximately 1,427 were financial advisers.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 to the consolidated financial statements for the year ended December 31, 2011 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 ($450,900 in 2010) and has been recorded as other comprehensive income on the consolidated statement of comprehensive income (loss). The swaps expired on March 31, 2011.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 to the consolidated financial stements appearing in Item 8 for further information. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The loss of $1.3 million related to this hedge that was previously included in other comprehensive income (loss) was reversed and included in interest expense in the condensed consolidated statement of operations in the second quarter of 2011 in connection with the repayment of the Subordinated Note.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities. A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 5 to the consolidated financial statements for the year ended December 31, 2011.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2011 and 2010.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2011, the fair value of the reverse repurchase agreements and repurchase agreements were $847.6 million and $nil, respectively.

Financing Receivables

The Company’s financing receivables include customer margin loans, securities purchased under agreements to resell (“reverse repurchase agreements”), and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

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

The Company also makes loans or pays advances to financial advisers as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

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

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client’s account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount. See “Legal Proceedings,” note 14 to the consolidated financial statements appearing in Item 8 and “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment “.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. Goodwill recorded as at December 31, 2011 has been tested for impairment and it has been determined that no impairment has occurred. See note 16 to the consolidated financial statements appearing in Item 8 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. If the earn-out from this acquisition exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2011 have been tested for impairment and it has been determined that no impairment has occurred. See note 16 to the consolidated financial statements appearing in Item 8 for further discussion.

Intangible assets also arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships are carried at $690,000 (which is net of accumulated amortization of $251,000) as at December 31, 2011 and are being amortized on a straight-line basis over 180 months commencing in January 2008. The below market lease is carried at $3.2 million (which is net of accumulated amortization of $18.1 million) as at December 31, 2011. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company notified its landlord of its intent to terminate the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011. The Company will accelerate the amortization of the remaining $3.2 million during the first quarter of 2012.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. For further discussion, see note 13 to the consolidated financial statements appearing in Item 8.

New Accounting Pronouncements

Recently adopted and recently issued accounting pronouncements are described in note 1 to the consolidated financial statements for the year ended December 31, 2011 appearing in Item 8.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2011, the Company had a valuation adjustment (unrealized loss) of $4.6 million for ARS.

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

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment. The Company will continue to nurture the growth of OMMHF as well as its business in non-U.S. markets.

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

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2012. Recent comments by non-U.S. Regulators and discussions in Congress have made it increasingly likely that the Volcker Rule will not become effective in July 2012 as originally planned. It seems likely that additional comments will be permitted surrounding the impact of the Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty.

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

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisers concerning, the sale of low-priced securities. The Company has responded to numerous document requests and there has been on-the-record testimony given by financial advisers and supervisory personnel who work in several of Oppenheimer’s branch offices in connection with this inquiry.

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisers. Oppenheimer is continuing to respond to information requests as part of the investigation.

Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisers and their supervisors in relation to the sale of low-priced securities.

Since October 2011, Oppenheimer and OAM have been responding to information requests from SEC and the Attorney General of the Commonwealth of Massachusetts (“MA AG”) regarding an alleged overvaluation in the fall of 2009 of a single portfolio holding in the Oppenheimer Global Resource Private Equity Fund L.P. (“OGRPE”) as well as certain marketing practices associated with OGRPE that occurred during the same time period. Oppenheimer and OAM have responded to document requests and there has been on-the-record testimony given by members of OAM’s private equity group as well as supervisory personnel.

On February 24, 2012, Oppenheimer and OAM received notice from the United States Attorney’s Office for Massachusetts (Boston) that it intends to seek information from Oppenheimer and OAM regarding the foregoing matters.

Oppenheimer and OAM intend to continue to cooperate with the investigating entities.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2011, the Company purchased and holds approximately $68.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $57.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $68.3 million as of December 31, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $377.7 million of ARS at December 31, 2011, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and “Legal Proceedings” herein.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. See “Legal Proceedings” herein and note 14 to the consolidated financial statements appearing in Item 8.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. Then Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning. The move to new headquarters will require additional outlays for this purpose although considerable savings will be realized by the availability of independent electric generating capacity for the entire building which will support the Company’s infrastructure and occupancy.

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

Economic impact of consolidating the Company’s headquarters at 85 Broad Street, New York, NY.

On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The Company will occupy approximately 270,000 rentable square feet in the building. The lease represents a commitment of approximately $185 million over the 15 year term.

Owned by a MetLife subsidiary, 85 Broad Street is a 30-story, 1.1 million square foot Class A office property in downtown Manhattan, formerly occupied entirely by Goldman Sachs. The space will house the Company’s corporate headquarters and will consolidate in one location the Capital Markets divisions (Investment Banking and Institutional Equities and Fixed Income Sales, Trading, and Research), Asset Management, as well as support functions such as Operations, Finance and Accounting, Information Technology, and Legal and Compliance. Occupancy began in the fourth quarter of 2011 and is expected to be completed by mid to late summer 2012.

The Company believes that this consolidation of Oppenheimer’s primary business units and employees in one space will help foster collaboration and synergy among these areas, with the goal of producing new ideas, greater efficiency and enhanced benefits for our clients. In addition to these benefits, the firm’s cost of occupancy will be materially reduced in the aggregate over the life of the lease. Despite some overlapping rent expenses in the early years of the lease and write offs, the Company currently estimates savings of approximately $62.1 million in occupancy and equipment costs over the 15-year life of the lease, net of charges reflected in the table below. The Company will also receive various allowances and incentives related to this move. The following table summarizes the current estimates of costs and benefits on the consolidated statement of operations associated with this relocation over the life of the lease based on U.S. generally accepted accounting principles. The timing of certain costs and benefits could change if certain events including the timing of movement into the new space, the cost of needed improvements in the new space, and the achievement of certain targets to obtain incentives change.

Expressed in thousands of dollars	4Q-11	2012	2013	2014	2015	2016 & After	Total
Rent Expense:
- Overlapping Rent Expense(1)	$(1,299)	$(6,927)	$—	$—	$—	$—	$(8,226)
- Rent Savings(2)	—	—	2,220	5,106	5,106	56,168	68,600

Tenant Improvements:
- Office Facilities Depreciation/Amortization(3)	—	(4,607)	(4,607)	(4,607)	(4,607)	(4,607)	(23,035)
- Deferred Benefit(4)		1,256	1,256	1,256	1,256	13,814	18,838

Write-Offs:
- Below Market Lease Intangible(5)	(1,065)	1,065	—	—	—	—	—
- Leasehold Improvements(6)	(40)	(120)	—	—	—	—	(160)

Various Incentives(7)	24	244	244	244	244	5,073	6,072

Total Profit/(Loss) Impact	$(2,380)	$(9,089)	$(888)	$1,998	$1,998	$70,448	$62,088

Notes:

(1)	Represents remaining rent expense for New York City leases that are expiring

(2)	Represents long-term rent savings from consolidating New York City real estate

(3)	Expected timing of depreciation and amortization of estimated capital expenditures

(4)	Expected timing of realization of tenant improvement benefits

(5)

Additional charges related to acceleration of amortization of below market lease ($1.1 million for the 4Q-11 and $3.2 million for the 1Q-12, regular amortization schedule would be neutralized by 12/31/12)

(6)	Represents write-off of remaining leasehold improvements

(7)	Represents state, local, and other incentives associated with consolidation of New York City real estate if certain predetermined targets are achieved

Results of Operations

Net profit for the year ended December 31, 2011 was $10.3 million or $0.76 per share compared to $38.5 million or $2.89 per share in the same period of 2010, a decrease of 73.2%. Revenue for the year ended December 31, 2011 was $959.0 million, a decrease of 7.5% compared to $1.0 billion in the same period of 2010.

The U.S. economy and the financial markets were significantly impacted in the third and fourth quarters of 2011 by concerns around international issues that largely threatened the progress achieved over the past four years. Issues involving the solvency of European banks, the weakness of European sovereign credits combined with a slowing of the economies of China and other emerging countries significantly reduced activity levels in the financial markets and significantly affected asset prices in November only partly offset by a recovery in December. While the U.S. economy continued its slow recovery, markets were little influenced given the overhang of political concerns and lingering unemployment. The labor market is finally showing improvement with gains in full-time jobs in the private sector accounting for the majority of the increase. Recent announcements and joint efforts by the stronger European nations as well as international organizations make it highly probable that a crisis will be avoided. In addition, the housing market seems to be stabilizing, and corporate earnings should continue to encourage investors as we move into 2012.

The following table sets forth the amount and percentage of the Company’s revenue from each principal source for each of the following years ended December 31. Amounts are expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	%	2010	%	2009	%

Commissions	$492,228	51%	$537,730	52%	$555,574	56%
Principal transactions, net	47,660	5%	78,384	8%	106,141	11%
Interest	56,779	6%	45,871	4%	35,960	4%
Investment banking	119,202	12%	134,906	13%	90,960	9%
Advisory fees	197,097	21%	187,888	18%	160,705	16%
Other	46,026	5%	51,494	5%	41,140	4%

Total revenue	$958,992	100%	$1,036,273	100%	$990,480	100%

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company’s brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by these subsidiaries. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years. Amounts are expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Period to Period Change Increase (Decrease)
	2011 versus 2010		2010 versus 2009
	Amount	Percentage	Amount	Percentage

Revenue —
Commissions	$(45,502)	-8%	$(17,844)	-3%
Principal transactions, net	(30,724)	-39%	(27,757)	-26%
Interest	10,908	+24%	9,911	+28%
Investment banking	(15,704)	-12%	43,946	+48%
Advisory fees	9,209	+5%	27,183	+17%
Other	(5,468)	-11%	10,354	+25%

Total revenue	(77,281)	-7%	45,793	+5%

	September 30,	September 30,	September 30,	September 30,
	Period to Period Change Increase (Decrease)
	2011 versus 2010		2010 versus 2009
	Amount	Percentage	Amount	Percentage

Expenses —
Compensation and related expenses	(49,274)	-7%	$7,257	+1%
Clearing and exchange fees	(763)	-3%	(994)	-4%
Communications and technology	(2,027)	-3%	1,827	+3%
Occupancy and equipment costs	2,120	+3%	17	—
Interest	12,276	+48%	4,321	+21%
Other	10,530	+10%	2,441	+2%

Total expenses	(27,138)	-3%	14,869	+2%

Profit before income taxes	(50,143)	-74%	30,924	+83%
Income tax provision (benefit)	(21,980)	-81%	10,968	+68%

Net profit	(28,163)	-69%	19,956	+96%

Net profit attributable to non- controlling interest, net of tax	53	2%	2,248	n/a

Net profit attributable to the Company	$(28,216)	-73%	$17,708	+85%

Fiscal 2011 compared to Fiscal 2010

Revenue

Commission revenue was $492.2 million in the year ended December 31, 2011, a decrease of 8.5% compared to $537.7 million in 2010.

Principal transactions revenue was $47.7 million in the year ended December 31, 2011 compared to $78.4 million in 2010, a decrease of 39.2%. The decrease primarily stems from lower fixed income trading revenue ($52.4 million for the year ended December 31, 2011 compared to $66.9 million in 2010).

Interest revenue was $56.8 million in the year ended December 31, 2011, an increase of 23.8% compared to $45.9 million in 2010. The increase is primarily attributable to interest earned by the government trading desk.

Investment banking revenue was $119.2 million in the year ended December 31, 2011, a decrease of 11.6% compared to $134.9 million in 2010 primarily due to a drop in business in the third and fourth quarters of 2011 arising from uncertainty relating to credit issues in Europe.

Advisory fees were $197.1 million in the year ended December 31, 2011, an increase of 4.9% compared to $187.9 million in 2010. Asset management fees increased by $11.6 million for the year ended December 31, 2011 compared to 2010 as a result of an increase in the value of assets under management during the period. Incentive fee income decreased by $4.9 million in the year ended December 31, 2011 compared to 2010. In addition, fees from money market funds decreased by $2.4 million for the year ended December 31, 2011 compared to 2010 as a result of waivers of $25.6 million in the year ended December 31, 2011 on fees that otherwise would have been due from money market funds ($22.7 million during the year ended December 31, 2010).

Other revenue was $46.0 million in the year ended December 31, 2011, a decrease of 10.6% compared to $51.5 million in 2010 primarily due to a decrease of $6.9 million in the fair value of our Company-owned life insurance policies that support our deferred compensation plans. In addition, there was a decrease in fees from FDIC insured deposits of $2.8 million. These decreases were partially offset by an increase of $2.1 million in fees generated by OMHHF. in the year ended December 31, 2011 compared to 2010.

Expenses

Compensation and related expenses were $626.8 million in the year ended December 31, 2011, a decrease of 7.3% compared to $676.0 million in 2010 primarily due to lower commission revenue resulting in a corresponding decrease in brokers’ commission-based compensation as well as a decrease in incentive compensation in line with the decline in operating results of the Company in 2011 compared to 2010.

Clearing and exchange fees were $25.0 million in the year ended December 31, 2011, a decrease of 3.0% compared to $25.8 million in 2010.

Communications and technology expenses were $62.7 million for the year ended December 31, 2011, a decrease of 3.1% compared to $64.7 million in 2010 due primarily to a reduction of $1.4 million in IT-related expenses in the year ended December 31, 2011 compared to 2010.

Occupancy and equipment costs were $76.5 million for the year ended December 31, 2011, an increase of 2.9% compared to $74.4 million in 2010 primarily due to overlapping rent expense and write-offs of $2.4 million related to the move of our corporate headquarters as described above.

Interest expense was $38.0 million in the year ended December 31, 2011, an increase of 47.7% compared to $25.8 million in 2010 primarily due to higher interest costs of $8.5 million on the senior secured note which was used to refinance the Senior Secured Credit Note and the Subordinated Note on April 12, 2011. In addition, interest expense incurred on positions and repurchase agreements held by the government trading desk increased by $3.2 million for the year ended December 31, 2011 compared to 2010.

Other expenses were $112.2 million for the year ended December 31, 2011, an increase of 10.4% compared to $101.6 million in 2010 primarily due to an increase in legal costs of approximately $6.2 million as a result of increased client litigation and arbitration activity as well as increased external portfolio manager fees of $5.7 million.

The 2011 effective tax rate was 29.3% compared to 40.0% in 2010. The decrease in the effective tax rate reflects a significant decrease in pretax book earnings that magnifies the impact of permanent differences. The effective tax rate in 2011 was also favorably impacted by life insurance proceeds received in 2011 and by adjustments to reflect 2010 tax returns as filed.

Fiscal 2010 compared to Fiscal 2009

Revenue

Commission income is dependent on the level of investor participation in the markets. Commission revenue was $537.7 million in the year ended December 31, 2010, a decrease of 3.2% compared to $555.6 million in 2009.

Principal transactions revenue was $78.4 million in the year ended December 31, 2010 compared to $106.1 million in 2009, a decrease of 26.1%. The decrease stems from lower income from firm investments (income of $2.1 million for the year ended December 31, 2010 compared to income of $9.8 million for 2009) and lower loan trading revenue ($5.6 million in the year ended December 31, 2010 compared to $18.1 million in 2009). In addition, there was a decrease of $8.7 million in fixed income trading in the year ended December 31, 2010 compared to 2009 due to tightened credit spreads in fixed income markets as liquidity returned to those markets in 2010.

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

Expenses

Compensation and related expenses were $676.0 million in the year ended December 31, 2010, an increase of 1.1% compared to $668.8 million in 2009.

Clearing and exchange fees were $25.8 million in the year ended December 31, 2010, a decrease of 3.4% to compared to $26.7 million in 2009 primarily due to lower execution costs associated with the options trading business.

Communications and technology expenses were $64.7 million for the year ended December 31, 2010, an increase of 2.9% compared to $62.9 million in 2009 due primarily to an increase of $1.8 million in IT-related expenses in the year ended December 31, 2010 compared to 2009 due to the Company’s new data center being placed in service in August 2010.

Occupancy and equipment costs were $74.4 million for the year ended December 31, 2010, flat compared to $74.4 million in 2009.

Interest expense was $25.8 million in the year ended December 31, 2010, an increase of 20.5% compared to $21.4 million in 2009 primarily due to interest expense incurred on positions and repurchase agreements held by the government trading desk. This expense is largely offset by an increase in interest revenue from the Company’s matched book repo business.

Other expenses were $101.6 million for the year ended December 31, 2010, an increase of 2.5% compared to $99.2 million in 2009 primarily due to an increase in legal costs of approximately $1.6 million as a result of increased client litigation and arbitration activity and external portfolio manager fees of $3.2 million offset by the impact of a charge of $2.0 million in 2009 resulting from the Company changing its jurisdiction from Canada to the U.S. which took place in May 2009.

The 2010 effective tax rate was 40.0% compared to 43.8% in 2009. The decrease in the effective tax rate reflects a significant increase in pretax book earnings in 2010 compared to 2009 that lessens the impact of permanent differences. In addition, the effective tax rate in 2009 was unfavorably impacted by the tax cost of changing the jurisdiction of the parent company from Canada to the United States and by various tax penalties.

Liquidity and Capital Resources

Total assets at December 31, 2011 increased by 40.3% from December 31, 2010 levels due in large part to the Company’s expansion of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2011, the Company had $27.5 million of such borrowings outstanding compared to outstanding borrowings of $147.0 million at December 31, 2010. The Company also has limited availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of December 31, 2011, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business”.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2011, the Company purchased and holds approximately $68.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $57.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $68.3 million as of December 31, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Refinancing

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes (“Notes”) due April 15, 2018 at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which has been capitalized during the three months ending June 30, 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the three months ending June 30, 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense on the condensed consolidated statement of operations during the three months ending June 30, 2011.

Interest expense for the year ended December 31, 2011 on the Notes was $12.5 million. Interest paid on the Notes for the year ended December 31, 2011 was $8.9 million.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At December 31, 2011, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

The Company has filed a Registration Statement on Form S-3 and, once effective, the Company will be able to act as a market maker in connection with the Notes.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain during the period of $300,000.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $15.7 million in forgivable notes, net to financial advisers (which are inherently illiquid) for year ended December 31, 2011 ($18.0 million for the year ended December 31, 2010) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2011, bank call loans were $27.5 million ($147.0 million at December 31, 2010). The average bank loan outstanding for the year ended December 31, 2011 was $92.7 million ($61.6 million for the year ended December 31, 2010). The largest bank loan outstanding for the year ended December 31, 2011 was $240.1 million ($205.3 million for the year ended December 31, 2010). The average weighted interest rate on bank call loans applicable on December 31, 2011 was 1.25%.

At December 31, 2011, stock loan balances totaled $318.8 million ($345.5 million at December 31, 2010). The average daily stock loan balance for the year ended December 31, 2011 was $349.3 million ($376.4 million and for the year ended December 31, 2010). The largest stock loan balance for the year ended December 31, 2011 was $471.9 million ($456.1 million for the year ended December 31, 2010).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2011, the fair value of the reverse repurchase agreements and repurchase agreements were $847.6 million and $nil, respectively.

At December 31, 2011, the gross balances of reverse repurchase agreements and repurchase agreements were $5.5 billion and $6.1 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2011 was $6.6 billion and $7.6 billion, respectively ($6.0 billion and $3.6 billion, respectively, for the year ended December 31, 2010). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2011 was $9.3 billion and $12.7 billion, respectively ($6.1 billion and $9.2 billion, respectively, for the year ended December 31, 2010).

At December 31, 2011, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended December 31, 2011 was $826.0 million. At December 31, 2011, the gross leverage ratios including and excluding the effects of treating repo-to-maturity transactions as sales transactions were 7.0 and 7.0, respectively.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2011, OMHHF had $106.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the year ended December 31, 2011 was $1.7 million ($1.0 million in 2010).

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

Funding Risk

Expressed in thousands of dollars.

	September 30,	September 30,
	For the year ended December 31,
	2011	2010
Cash provided by (used in) operating activities	$81,537	$(137,277)
Cash used in investing activities	(5,192)	(12,157)
Cash (used in) provided by financing activities	(58,870)	133,370

Net increase (decrease) in cash and cash equivalents	$17,475	$(16,064)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2011, the Company issued 1,320 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

During the year ended December 31, 2011, the Company identified historical errors in its tax accounts resulting in an $8.2 million credit to opening retained earnings as of January 1, 2009. See note 2 to the consolidated financial statements for the year ended December 31, 2011 for further details.

On November 25, 2011, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On January 26, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on February 24, 2012 to stockholders of record on February 10, 2012.

The book value of the Company’s Class A and Class B Stock was $37.55 at December 31, 2011 compared to $37.95 at December 31, 2010, based on total outstanding shares of 13,671,945 and 13,368,202, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2011 was 13,936,733 compared to 13,897,261 outstanding for the same period in 2010.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 5 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of new senior secured notes issued in the amount of $200.0 million. See note 8 to the consolidated financial statements appearing in Item 8.

The following table sets forth the Company’s contractual and contingent commitments as at December 31, 2011.

Expressed in millions of dollars.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals (1)	$360	$43	$78	$61	$178
Committed capital	5	5	—	—	—
Earn-out	25	—	25	—	—
Revolving commitment (2)	6	—	—	—	6
Senior Secured Notes (3)	195	—	—	—	195
ARS purchase offers (4)	57	27	22	8	—

Total	$648	$75	$125	$69	$379

(1)

On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.

(2)	Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.

(3)

The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5 million in November 2011.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations and (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. Given the problems in the credit markets that occurred in late 2008, early 2009, and the second half of 2011 there has been an increased focus in the industry about credit risk. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral wherever possible. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer’s securities positions are subject to fluctuations in market value and liquidity.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer’s account. Further discussion of credit risk appears in note 5 to the Company’s consolidated financial statements appearing in Item 8.

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

Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in Item 7 under the caption “Regulatory Environment”.

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

Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk. See further discussion in note 5 to the consolidated financial statements appearing in Item 8.

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

At December 31, 2011 and 2010, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	VAR for Fiscal 2011			VAR for Fiscal 2010
	High	Low	Average	High	Low	Average
Equity price risk	$1,113	$93	$426	$196	$312	$208
Interest rate risk	2,225	1,437	$1,766	2,303	1,071	1,653
Commodity price risk	152	136	$133	—	8	8
Diversification benefit	(1,672)	(912)	(1,163)	(1,084)	(635)	(881)

Total	$1,818	$754	$1,162	$1,415	$756	$988

	September 30,	September 30,
	VAR at December 31,
	2011	2010
Equity price risk	$93	$196
Interest rate risk	1,437	2,303
Commodity price risk	136	—
Diversification benefit	(912)	(1,084)

Total	$754	$1,415

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2011 from those reported in 2010 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2011 compared to December 31, 2010. The Company’s portfolio as at December 31, 2011 includes approximately $13.2 million ($14.3 million in 2010) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge interest rate risk in fiscal 2011 and 2010, including in connection with the Senior Secured Credit Note and the Subordinated Note, which is described in note 8 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated herein by reference. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets and provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 5, 2012

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010

ASSETS
Cash and cash equivalents	$70,329	$52,854
Cash and securities segregated for regulatory and other purposes	30,086	29,922
Deposits with clearing organizations	35,816	23,228
Receivable from brokers and clearing organizations	288,113	302,844
Receivable from customers, net of allowance for credit losses of $2,548 ($2,716 in 2010)	837,822	924,817
Income taxes receivable	6,743	7,114
Securities purchased under agreements to resell	847,688	347,070
Securities owned, including amounts pledged of $653,651 ($102,501 in 2010), at fair value	924,541	367,019
Notes receivable, net	54,044	59,786
Office facilities, net	16,976	22,875
Intangible assets, net	35,589	40,979
Goodwill	137,889	137,889
Other	241,803	198,665

	$3,527,439	$2,515,062

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$51,848	$61,055
Bank call loans	27,500	147,000
Payable to brokers and clearing organizations	335,610	372,697
Payable to customers	479,896	406,916
Securities sold under agreements to repurchase	1,508,493	390,456
Securities sold, but not yet purchased, at fair value	69,415	160,052
Accrued compensation	144,283	175,938
Accounts payable and other liabilities	184,669	153,016
Senior secured note	195,000	—
Senior secured credit note	—	22,503
Subordinated note	—	100,000
Deferred income taxes, net	10,302	11,047
Excess of fair value of acquired assets over cost	7,020	7,020

	3,014,036	2,007,700

Stockholders’ equity
Share capital
Class A non-voting common stock (2011 – 13,572,265 shares issued and outstanding 2010 – 13,268,522 shares issued and outstanding)	62,593	51,768
Class B voting common stock 99,680 shares issued and outstanding	133	133

	62,726	51,901
Contributed capital	36,832	47,808
Retained earnings	408,720	404,414
Accumulated other comprehensive income (loss)	(208)	207

Total Oppenheimer Holdings Inc. stockholders’ equity	508,070	504,330
Non-controlling interest	5,333	3,032

	513,403	507,362

	$3,527,439	$2,515,062

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

	September 30,	September 30,	September 30,
(Expressed in thousands of dollars, except per share amounts)	2011	2010	2009

REVENUE:
Commissions	$492,228	$537,730	$555,574
Principal transactions, net	47,660	78,384	106,141
Interest	56,779	45,871	35,960
Investment banking	119,202	134,906	90,960
Advisory fees	197,097	187,888	160,705
Other	46,026	51,494	41,140

	958,992	1,036,273	990,480

EXPENSES:
Compensation and related expenses	626,767	676,041	668,784
Clearing and exchange fees	24,991	25,754	26,748
Communications and technology	62,673	64,700	62,873
Occupancy and equipment costs	76,509	74,389	74,372
Interest	38,026	25,750	21,429
Other	112,178	101,648	99,207

	941,144	968,282	953,413

Profit before income taxes	17,848	67,991	37,067

Income tax provision	5,231	27,211	16,243

Net profit for the year	12,617	40,780	20,824

Less net profit attributable to non-controlling interest, net of tax	2,301	2,248	—

Net profit attributable to Oppenheimer Holdings Inc.	$10,316	$38,532	$20,824

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.76	$2.89	$1.59
Diluted	$0.74	$2.77	$1.55

Weighted average shares
Basic	13,638,087	13,340,846	13,110,647
Diluted	13,936,733	13,897,261	13,441,279

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,

	September 30,	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010	2009

Net profit for year	$12,617	$40,780	$20,824

Other comprehensive income (loss):
Currency translation adjustment	(1,737)	1,597	(99)
Change in cash flow hedges, net of tax	1,322	(847)	884

Comprehensive income for the year	$12,202	$41,530	$21,609

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31,

	September 30,	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010	2009

Share capital
Balance at beginning of year	$51,901	$47,824	$43,653
Issuance of Class A non-voting common stock	10,825	4,077	4,730
Repurchase of Class A non-voting common stock for cancellation	—	—	(559)

Balance at end of year	$62,726	$51,901	$47,824

Contributed capital
Balance at beginning of year	$47,808	$41,978	$34,924
Tax (shortfall) benefit from share-based awards	(1,629)	(71)	230
Share-based expense	4,039	7,611	7,001
Vested employee share plan awards	(13,386)	(1,710)	(177)

Balance at end of year	$36,832	$47,808	$41,978

Retained earnings
Balance at beginning of year (note 2)	$404,414	$371,753	$356,705
Net profit for year attributable to Oppenheimer Holdings Inc.	10,316	38,532	20,824
Dividends paid ($0.44 per share)	(6,010)	(5,871)	(5,776)

Balance at end of year	$408,720	$404,414	$371,753

Accumulated other comprehensive income (loss)
Balance at beginning of year	$207	$(543)	$(1,328)
Currency translation adjustment	(1,737)	1,597	(99)
Change in cash flow hedges, net of tax	1,322	(847)	884

Balance at end of year	$(208)	$207	$(543)

Stockholders’ Equity of Oppenheimer Holdings Inc.	$508,070	$504,330	$461,012

Non-controlling interest
Balance at beginning of year	$3,032	$—	—
Grant of non-controlling interest		784	—
Net profit attributable to non-controlling interest, net of tax	2,301	2,248	—

Balance at end of year	$5,333	$3,032	—

Total Stockholders’ Equity	$513,403	$507,362	$461,012

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,

	September 30,	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010	2009

Cash flows from operating activities:
Net profit for year	$12,617	$40,780	$20,824
Adjustments to reconcile net profit to net cash provided by operating activities:
Non-cash items included in net profit:
Depreciation and amortization of office facilities and leasehold improvements	11,899	12,448	12,630
Deferred income taxes	(745)	31,606	(14,316)
Amortization of notes receivable	19,699	19,657	18,462
Amortization of debt issuance costs	986	643	1,164
Amortization of intangible assets	5,390	4,324	4,814
Provision (reversal) for credit losses	(168)	338	352
Share-based compensation	1,100	4,242	17,246
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(165)	(1,456)	(2,804)
Deposits with clearing organizations	(12,588)	2,570	(11,443)
Receivable from brokers and clearing organizations	14,731	88,068	(112,677)
Receivable from customers	87,163	(98,497)	(179,524)
Income taxes receivable	371	(2,679)	8,099
Securities purchased under agreements to resell	(500,618)	(183,245)	(163,825)
Securities owned	(557,522)	(129,848)	(109,939)
Notes receivable	(13,957)	(18,047)	(26,412)
Other assets	(42,105)	(70,150)	(51,192)
Increase (decrease) in operating liabilities:
Drafts payable	(9,207)	12,958	(4,468)
Payable to brokers and clearing organizations	(35,765)	(64,168)	277,254
Payable to customers	72,980	(81,445)	80,058
Securities sold under agreements to repurchase	1,118,037	234,831	155,625
Securities sold, but not yet purchased	(90,637)	28,313	104,285
Accrued compensation	(31,614)	(19,366)	10,598
Accounts payable and other liabilities	31,655	50,846	19,906
Income taxes payable	—	—	—

Cash provided by (used in) operating activities	81,537	(137,277)	54,717

The accompanying notes are an integral part of these consolidated financial statements.

(Continued on next page)

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEAR ENDED DECEMBER 31,

	September 30,	September 30,	September 30,
(Expressed in thousands of dollars)	2011	2010	2009

Cash flows from investing activities:
Purchase of office facilities	(5,192)	(12,157)	(7,762)

Cash used in investing activities	(5,192)	(12,157)	(7,762)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,010)	(5,871)	(5,776)
Issuance of Class A non-voting common stock	337	2,312	3,043
Repurchase of Class A non-voting common stock for cancellation	—	—	(559)
Tax benefit (shortfall) from share-based awards	(1,629)	(71)	230
Debt issuance costs	(4,565)	—	—
Issuance of senior secured note	200,000	—	—
Buy back of senior secured note	(5,000)	—	—
Repayment of subordinated note	(100,000)	—	—
Repayments of senior secured credit note	(22,503)	(10,000)	(15,160)
Increase (decrease) in bank call loans, net	(119,500)	147,000	(6,500)

Cash provided by (used in) financing activities	(58,870)	133,370	(24,722)

Net increase (decrease) in cash and cash equivalents	17,475	(16,064)	22,233

Cash and cash equivalents, beginning of year	52,854	68,918	46,685

Cash and cash equivalents, end of year	$70,329	$52,854	$68,918

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$10,488	$1,765	$1,687

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$30,697	$15,938	$16,248
Cash paid (refunded) during the year for income taxes	$7,993	$(3,350)	$23,719

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Basis of Presentation

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. On May 11, 2009, the jurisdiction of incorporation of OPY was changed from Canada to Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company, a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.), based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s Annual Report on Form 10-K and in its annual report to stockholders. All material intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. As of December 31, 2011, the Company owns 67.34% of OMHHF and the non-controlling interest recorded in the consolidated balance sheet was $5.3 million. The Company intends to purchase non-controlling interest shares of 16.33% in 2012 which will take its interest to 83.67%.

Certain prior period amounts appearing in the notes to these consolidated financial statements pertaining to the fair value measurement of derivative contracts have been reclassified to conform with current presentation.

Description of Business

The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services, mortgage banking and investment advisory and asset management services.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 for further information.

Fair Value Measurements

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities. A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 5.

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

Financing Receivables

The Company’s financing receivables include customer margin loans, securities purchased under agreements to resell (“reverse repurchase agreements”), and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

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

The Company also makes loans or pays advances to financial advisers as part of its hiring process. Reserves are established on these receivables if the financial advisor is no longer associated with the Company and the receivable has not been promptly repaid or if it is determined that it is probable the amount will not be collected.

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

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client’s account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Goodwill recorded as at December 31, 2011 has been tested for impairment and it has been determined that no impairment has occurred. See note 16 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. If the earn-out from this acquisition exceeds $5.0 million in any of the five years from 2008 through 2012, the excess will first reduce the excess of fair value of acquired assets over cost and second will create goodwill.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2011 have been tested for impairment and it has been determined that no impairment has occurred. See note 16 for further discussion.

Intangible assets also arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships are carried at $690,000 (which is net of accumulated amortization of $251,000) as at December 31, 2011 and are being amortized on a straight-line basis over 180 months commencing in January 2008. The below market lease is carried at $3.2 million (which is net of accumulated amortization of $18.1 million) at December 31, 2011. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company notified its landlord of its intent to terminate the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011. The Company will accelerate the amortization of the remaining $3.2 million during the first quarter of 2012.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. See note 13 for further discussion.

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

Notes Receivable

The Company had notes receivable, net from employees of approximately $54.0 million at December 31, 2011. The notes are recorded in the consolidated balance sheet at face value of approximately $117.5 million less accumulated amortization and reserves of $54.9 million and $8.6 million, respectively, at December 31, 2011. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statements of operations in compensation and related expenses.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Transactions involving purchases of securities under agreements to resell (“reverse repurchase agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated statements of operations. The Company can present the reverse repurchase and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied. See note 5 for further discussion.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). The Company accounts for these transactions in accordance with the accounting guidance for transfers and servicing. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under the accounting guidance for derivatives and hedging.

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

Debt Issuance Costs

Debt issuance costs, included in other assets, from the issuance of the Notes are reported in the consolidated balance sheet as deferred charges and amortized using the interest method. Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the Notes. See note 8 for further discussion.

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank.

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and stockholders’ equity at historical rates. Cumulative translation adjustments of $1.7 million are included in accumulated other comprehensive income on the consolidated balance sheets at December 31, 2011. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd. which has the U.S. dollar as its functional currency.

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

New Accounting Pronouncements

Recently Adopted

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-28, “Intangibles – Goodwill and Other,” which modified Step 1 of the goodwill impairment test for reporting units with a zero or negative carrying value, stating that under such circumstances an entity should perform Step 2 of the impairment analysis when it is more likely than not that goodwill is impaired. The Company adopted this requirement in the period ending March 31, 2011 with no impact on its financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, requiring entities to present items of net income and other comprehensive income either in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated other Comprehensive Income in ASU No. 2011-05’, which deferred certain provisions of ASU 2011-05. ASU No. 2011-12 indefinitely deferred the provision that requires the entity to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted these requirements in the period ending December 31, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides clarifying guidance on how to measure fair value and has additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2 and, for Level 3 fair value measurements, a description of the valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount based on the qualitative factors, the two-step quantitative test would be required. Otherwise, further testing would not be needed. The ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not early adopt the ASU. The Company does not believe that the adoption of this standard will have an impact on the Company’s financial condition, results of operations or cash flows.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows.

2. Revision to financial statements

During the year ended December 31, 2011, the Company identified historical errors relating to its tax treatment of deferred compensation obligations assumed as part of the 2003 acquisition of the Private Client Division from Canadian Imperial Bank of Commerce (“CIBC”) that affected prior periods. As a result, the Company has determined the need to reestablish book basis of goodwill related to the 2003 transaction in the amount of $5.4 million. Further analysis revealed uncertain tax positions, that were inadvertently taken as a result of the errors, leading to the establishment of a reserve in the amount of $3 million, including accrued interest, as well as cumulative adjustments primarily related to current and deferred tax items of $2.8 million for periods prior to 2009.

The Company assessed the impact of the errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements included in the December 31, 2010 Form 10-K and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors in the current year would have been material for the fiscal year 2011. As part of this revision process, the Company also reversed other previously disclosed out-of-period adjustments (see below for more details), which were immaterial, and recorded them instead in the periods in which the errors originated. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported, nor in the current period. The cumulative effect of the above adjustments resulted in an $8.2 million credit to opening retained earnings as of January 1, 2009.

The financial statements as of December 31, 2010 and December 31, 2009, included herein, have been prepared in light of the cumulative revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

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

The impact of the above adjustments for the years ended December 31, 2010 and December 31, 2009 was as follows:

(In thousands, except per share amounts)

For the year ended December 31, 2010

	September 30,	September 30,	September 30,
	As previously reported	Revision	Revised balance

Principal transactions, net	$77,183	$1,201	$78,384
Compensation and related expenses	$672,244	$3,797	$676,041
Interest expense	$25,914	$(164)	$25,750
Other expenses	$101,305	$343	$101,648

Profit (loss) before income taxes	$70,766	$(2,775)	$67,991
Income tax provision (benefit)	$30,187	$(2,976)	$27,211
Net profit	$38,331	$201	$38,532

Earnings per share—basic	$2.87	$0.02	$2.89

For the year ended December 31, 2009

	September 30,	September 30,	September 30,
	As previously reported	Revision	Revised balance

Principal transactions, net	$107,094	$(953)	$106,141
Compensation and related expenses	$672,325	$(3,541)	$668,784
Communication and technology	$62,724	$149	$62,873
Interest expense	$21,050	$379	$21,429
Other expenses	$99,401	$(194)	$99,207

Profit before income taxes	$34,813	$2,254	$37,067
Income tax provision	$15,326	$917	$16,243
Net profit	$19,487	$1,337	$20,824

Earnings per share—basic	$1.49	$0.10	$1.59

3. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $30.1 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2011 ($29.9 million at December 31, 2010). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

OMHHF had client funds held in escrow totaling $166.7 million at December 31, 2011 ($112.5 million at December 31, 2010) which are not required to be and, accordingly, are not carried on the Company’s consolidated balance sheet. In 2010 and prior, these amounts were included on the consolidated balance sheet. The consolidated balance sheet as of December 31, 2010 has been adjusted to reflect this change.

Oppenheimer Trust had a deposit of $100,000 with the State of Ohio at December 31, 2011.

4. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	September 30,	September 30,
	As at December 31,
	2011	2010
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$217,353	$199,117
Receivable from brokers	23,516	20,609
Securities failed to deliver	11,551	23,673
Clearing organizations	19,209	11,038
Omnibus accounts	15,907	19,129
Other	577	29,278

	$288,113	$302,844

	September 30,	September 30,
	As at December 31,
	2011	2010
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$318,834	$345,462
Securities failed to receive	15,236	24,944
Clearing organizations and other	1,540	2,291

	$335,610	$372,697

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$682,805	$27,509	$160,114	$105,564
Corporate debt and other obligations	27,188	3,696	32,204	6,788
Mortgage and other asset-backed securities	4,609	14	2,895	25
Municipal obligations	54,963	485	55,089	383
Convertible bonds	50,157	8,533	39,015	11,093
Corporate equities	38,634	29,056	39,151	36,164
Other	66,185	122	38,551	35

Total	$924,541	$69,415	$367,019	$160,052

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2011 are corporate equities with estimated fair values of approximately $13.2 million ($14.3 million at December 31, 2010), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet. As of December 31, 2011, the Company did not have any exposure to European sovereign debt.

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

Mortgage and Other Asset-Backed Securities

The Company holds non-agency securities collateralized by home equity and various other types of collateral which are valued based on external pricing and spread data provided by independent pricing services and are generally categorized in Level 2 of the fair value hierarchy. When specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds and, consequently, the positions are categorized in Level 3 of the fair value hierarchy.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements and legal settlements, as of December 31, 2011, the Company purchased and holds approximately $68.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $57.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $68.3 million as of December 31, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2011, the Company had a valuation adjustment (unrealized loss) of $4.6 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at December 31, 2011.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Fair Value	Unfunded Commit- ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,050	$—	Quarterly-Annually	30 -120 Days
Private Equity Funds(2)	3,091	1,431	N/A	N/A
Distressed Opportunities Investment Trust(3)	7,672	—	Semi-Annually	180 Days

Total	$11,813	$1,431

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.

(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

(3)	Special purpose vehicle that invests in distressed debt of U.S. companies.

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

The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2011 and 2010, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,924	$—	$—	$30,924
Securities segregated for regulatory and other purposes	11,500	—	—	11,500
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned:
U.S. Treasury obligations	627,870	—	—	627,870
U.S. Agency obligations	32,663	21,695	—	54,358
Sovereign obligations	—	577	—	577
Corporate debt and other obligations	12,538	14,650	—	27,188
Mortgage and other asset-backed securities	—	4,593	16	4,609
Municipal obligations	—	51,401	3,562	54,963
Convertible bonds	—	50,157	—	50,157
Corporate equities	29,150	9,484	—	38,634
Other	1,184	—	65,001	66,185

Securities owned, at fair value	703,405	152,557	68,579	924,541

Investments (1)	1,512	32,964	12,482	46,958
Derivative contracts	—	20	—	20
To-be-announced securities	—	5,791	—	5,791
Securities purchased under agreements to resell (2)	—	847,610	—	847,610

Total	$756,436	$1,038,942	$81,061	$1,876,439

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements As of December 31, 2011
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$27,462	$—	$—	$27,462
U.S. Agency obligations	—	47	—	47
Corporate debt and other obligations	—	3,696	—	3,696
Mortgage and other asset-backed securities	—	14	—	14
Municipal obligations	—	485	—	485
Convertible bonds	—	8,533	—	8,533
Corporate equities	16,467	12,589	—	29,056
Other	72	—	50	122

Securities sold, but not yet purchased	44,001	25,364	50	69,415

Investments	26	—	—	26
Derivative contracts	66	8	2,347	2,421
To-be-announced securities	—	2,254	—	2,254

Total	$44,093	$27,626	$2,397	$74,116

(1)	Included in other assets on the consolidated balance sheet.

(2)	Includes securities purchased under agreements to resell where the Company has elected the fair value option.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$14,384	$—	$—	$14,384
Securities segregated for regulatory and other purposes	14,497	—	—	14,497
Deposits with clearing organizations	9,094	—	—	9,094
Securities owned:
U.S. Treasury obligations	115,790	—	—	115,790
U.S. Agency obligations	23,963	20,348	—	44,311
Sovereign obligations	13	—	—	13
Corporate debt and other obligations	—	32,204	—	32,204
Mortgage and other asset-backed securities	—	2,881	14	2,895
Municipal obligations	—	53,302	1,787	55,089
Convertible bonds	—	39,015	—	39,015
Corporate equities	31,798	7,353	—	39,151
Other	2,643	—	35,908	38,551

Securities owned, at fair value	174,207	155,103	37,709	367,019

Investments (1)	12,522	34,563	17,208	64,293
Derivative contracts	—	178	—	178
To-be-announced securities	—	1,526	—	1,526
Securities purchased under agreement to resell (2)	—	332,179	—	332,179

Total	$224,704	$523,549	$54,917	$803,170

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Liabilities:
Securities sold, but not yet purchased:
U.S. Treasury obligations	$101,060	$—	$—	$101,060
U.S. Agency obligations	4,405	99	—	4,504
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	6,788	—	6,788
Mortgage and other asset-backed securities	—	25	—	25
Municipal obligations	—	383	—	383
Convertible bonds	—	11,093	—	11,093
Corporate equities	20,962	15,202	—	36,164
Other	35	—	—	35

Securities sold, but not yet purchased, at fair value	126,462	33,590	—	160,052
Investments	12	—	—	12
Derivative contracts	147	151	—	298
To-be-announced securities	—	1,213	—	1,213
Securities sold under agreements to repurchase (3)	—	389,305	—	389,305

Total	$126,621	$424,259	$—	$550,880

(1)	Included in other assets on the consolidated balance sheet.

(2)	Includes securities purchased under agreements to resell where the Company has elected the fair value option.

(3)	Includes securities sold under agreements to repurchase where the Company has elected the fair value option.

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the year ended December 31, 2011.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010.

Expressed in thousands of dollars.

	Opening Balance	Realized Gains (Losses) (4)	Unrealized Gains (Losses) (4) (5)	Purch- ases, Issu- ances	Sales, Settle- ments	Trans- fers In / Out	Ending Balance

For the year ended December 31, 2011
Assets:
Mortgage and other asset-backed securities (1)	$14	70	—	14,365	(14,433)	—	$16
Municipal obligations	1,787	(52)	(256)	2,982	(899)	—	3,562
Other (2)	35,908	—	(178)	41,178	(11,907)	—	65,001
Investments (3)	17,208	—	(1,150)	803	(4,366)	(13)	12,482

Liabilities:
Mortgage and other asset- backed securities (1)	$—	—	—	11	(11)	—	$—
Derivative contracts	$—	—	—	2,347	—	—	2,347
Other	$—	—	—	—	50	—	50

	Opening Balance	Realized Gains (Losses) (4)	Unrealized Gains (Losses) (4) (5)	Purchases, Sales, Issuances, Settlements	Trans- fers In / Out	Ending Balance

For the year ended December 31, 2010
Assets:
Mortgage and other asset-backed securities (1)	$317	2	8	(11)	(302)	$14
Municipal obligations	1,075	(4)	(836)	1,990	(438)	1,787
Other (2)	4,450	—	(1,716)	32,674	500	35,908
Investments (3)	15,981	(116)	1,113	10	220	17,208

Liabilities:
none

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2011 (none at December 31, 2010).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2011, the fair value of the reverse repurchase agreements and repurchase agreements were $847.6 million and $nil, respectively.

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

Cash flow hedges used for asset and liability management

For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. For the year ended December 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 ($450,900 for the year ended December 31, 2010) and has been recorded as other comprehensive income on the consolidated statement of comprehensive income (loss). The swaps expired on March 31, 2011.

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. See note 8 for further information. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The loss of $1.3 million related to this hedge that was previously included in other comprehensive income (loss) was reversed and included in interest expense in the consolidated statement of operations in the second quarter of 2011 in connection with the repayment of the subordinated note.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At December 31, 2011, the Company did not have any such hedges in place.

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

The TBA market for certain types of underlying collateral has recently experienced increased levels of transactions reaching their anticipated settlement dates where the government agency (Fannie Mae, Freddie Mac, or Ginnie Mae) has not issued pool allocations. Delays in the settlement of these trades increases risk of counterparty failure and resulting market exposures of having to cover the trades in the open market. At December 31, 2011, the Company had TBA purchases with a notional value of $101.7 million and corresponding TBA sales with a notional value of $102.5 million (both included in the below table) where the expected settlement date was reached but the pool allocations were not issued.

The following table summarizes the notional and fair values of the TBAs as of December 31, 2011 and 2010.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$574,365	$5,791	$518,987	$1,213
Purchase of TBAs	$137,572	$2,254	$24,695	$1,526

(1)

TBAs are used to offset exposures related to commitments to provide funding for FHA loans at OMHHF. At December 31, 2011, the loan commitments balance was $326.7 million ($434.7 million at December 31, 2010). In addition, at December 31, 2011, OMHHF had a loan receivable balance (included in other assets) of $109.3 million ($36.9 million at December 31, 2010) which relates to prior loan commitments that have been funded but have not yet been securitized.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At December 31, 2011, the Company had 200 open short contracts for 10-year U.S. Treasury notes with a fair value of $66,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At December 31, 2011, the Company had 6.0 billion open contracts for Federal Funds futures with a fair value of approximately $8,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment.

The notional amounts and fair values of the Company’s derivatives at December 31, 2011 by product were as follows:

Expressed in thousands of dollars.

	Sept 30,	Sept 30,	Sept 30,
Fair Value of Derivative Instruments As of December 31, 2011
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$20

Total Assets		$100,000	$20

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$66

	Federal Funds Futures (3)	5,985,000	8

Other contracts	Auction rate securities purchase commitment (4)	57,292	2,347

Total Liabilities		$6,062,292	$2,421

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.

(2)	Included in receivable from brokers and clearing organizations on the consolidated balance sheet.

(3)	Included in payable from brokers and clearing organizations on the consolidated balance sheet.

(4)	Included in securities owned on the consolidated balance sheet.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,
Fair Value of Derivative Instruments As of December 31, 2010
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$178

Total Assets		$100,000	$178

Liabilities:

Derivatives designated as hedging instruments (1)
Interest rate contracts	Swaps	$9,000	$116

Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	14,000	147

Other contracts	Forward Purchase Commitment (3) (4)	3,250,000	35

Sub-total		3,264,000	182

Total Liabilities		$3,273,000	$298

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.

(2)	Included in receivable from brokers and clearing organizations on the consolidated balance sheet.

(3)	Included in payable from brokers and clearing organizations on the consolidated balance sheet.

(4)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended December 31, 2011.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehen- sive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income-Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Loca- tion	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps	N/A	$—	$—	Interest expense	$(50)
	Caps (3)	N/A	(1,964)	—	Interest expense	(1,272)
Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(3,594)	—	None	—
	Federal Funds Futures	Principal transaction revenue	(542)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	(382)	—	None	—
	Euro FX	Principal transaction revenue	(131)	—	None	—
Other contracts	Forward purchase commitment (4)	Principal transaction revenue	(1,147)	—	None	—
	Auction rate securities purchase commitment	Principal transaction revenue	406	—	None	—

Total			$(7,354)	$—		$(1,322)

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.

(2)	There is no ineffective portion included in income for the year ended December 31, 2011.

(3)

As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge and, as a result, a loss of $1.3 million, net of tax, has been reclassified from other comprehensive income (loss) to other expenses on the consolidated statement of operations.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At December 31, 2011, bank call loans were $27.5 million ($147.0 million at December 31, 2010).

At December 31, 2011, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $82.7 million and $106.6 million, respectively, primarily with two U.S. money center banks. At December 31, 2011, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $259.8 million under securities loan agreements.

At December 31, 2011, the Company had deposited $453.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At December 31, 2011, the Company had no outstanding letters of credit.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2011, the fair value of the reverse repurchase agreements and repurchase agreements was $847.6 million and $nil, respectively.

At December 31, 2011, the gross balances of reverse repurchase agreements and repurchase agreements were $5.5 billion and $6.1 billion, respectively ($4.0 billion and $4.1 billion, respectively at December 31, 2010).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2011, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $209.9 million ($192.1 million at December 31, 2010) and $5.5 billion ($3.9 billion at December 31, 2010), respectively, of which the Company has sold and re-pledged approximately $44.0 million ($47.3 million at December 31, 2010) under securities loaned transactions and $5.5 billion under repurchase agreements ($3.9 billion at December 31, 2010).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $653.7 million, as presented on the face of the consolidated balance sheet at December 31, 2011 ($102.5 million at December 31, 2010). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $119.8 million as at December 31, 2011 ($149.9 million at December 31, 2010).

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

One of the Company’s funds in which a subsidiary of the Company acts as a general partner and also owns a limited partnership interest utilized Lehman Brothers International (Europe) as a prime broker. As of December 31, 2011, Lehman Brothers International (Europe) held securities with a fair value of $8.6 million that were segregated and not re-hypothecated. As of December 31, 2011, the interest in these securities has been transferred to an investment trust which is owned by and included in the consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of December 31, 2011 are receivables from four major U.S. broker-dealers totaling approximately $108.8 million.

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

Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC. As of December 31, 2011, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $65.9 million ($78.0 million as of December 31, 2010) and had $nil in Excess Retention ($nil as of December 31, 2010).

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at December 31, 2011 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2011, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of December 31, 2011, the Company had $4.7 million committed under such financing arrangements.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2011, OMHHF had $106.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the year ended December 31, 2011 was $1.7 million ($1.0 million in 2010).

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at December 31, 2011 and 2010:

As of December 31, 2011

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,668,508	$393	$—	$—	$393
Private Equity Funds	142,275	27	—	13	40

Total	$1,810,783	$420	$—	$13	$433

As of December 31, 2010

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,769,382	$775	$—	$—	$775
Private Equity Funds	157,196	22	—	5	27

Total	$1,926,578	$797	$—	$5	$802

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

6. Office Facilities

Amounts are expressed in thousands of dollars.

	September 30,	September 30,	September 30,	September 30,
			December 31, 2011 Net book value	December 31, 2010 Net book value
	Cost	Accumulated depreciation/ amortization
Furniture, fixtures and equipment	$85,482	73,854	$11,628	$15,897
Leasehold improvements	32,992	27,644	5,348	6,978

	$118,474	101,498	$16,976	$22,875

Depreciation and amortization expense, included in occupancy and equipment costs, was $11.9 million, $12.4 million and $12.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

7. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2011 (2.0% at December 31, 2010). Details of the bank call loans are as follows.

Amounts are expressed in thousands of dollars, except percentages.

	September 30,	September 30,
	2011	2010
Year-end balance	$27,500	$147,000
Weighted interest rate (at end of year)	1.25%	1.28%
Maximum balance (at any month end)	$178,600	$147,000
Average amount outstanding (during the year)	$92,657	$61,639
Average interest rate (during the year)	1.25%	1.28%

Interest expense for the year ended December 31, 2011 on bank call loans was $1.2 million ($805,200 in 2010 and $900,300 in 2009).

8. Long-term debt

Expressed in thousands of dollars.

	September 30,		September 30,	September 30,
Issued	Maturity Date		December 31, 2011	December 31, 2010
Senior Secured Notes (a)	4/15/2018		$195,000	$—
Senior Secured Credit Note (b)	7/31/2013	*	$—	$22,503
Subordinated Note (c)	1/31/2014	*	$—	$100,000

*	Retired on April 12, 2011

(a)

On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”).The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.5 million which was capitalized in the second quarter of 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the second quarter of 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge was reclassified from accumulated other comprehensive income (loss) on the consolidated balance sheet to interest expense in the consolidated statement of operations during the second quarter of 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2011, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November, 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain during the period of $300,000.

Interest expense for the year ended December 31, 2011 on the Notes was $12.5 million ($nil in 2010 and 2009). Interest paid on the Notes for the year ended December 31, 2011 was $8.9 million.

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

The remaining principal balance of the Senior Secured Credit Note in the amount of $22.4 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described in (a) above.

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Senior Secured Credit Note was $306,000 ($1.5 million in 2010 and $2.1 million in 2009).

(c)

On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100 million and the Company issued a Subordinated Note to CIBC in the amount of $100 million at a variable interest rate based on LIBOR. The purpose of this note was to support the capital requirements of the acquired business. In accordance with the Subordinated Note, the Company provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

The principal balance of the Subordinated Note in the amount of $100 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described in (a) above.

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Subordinated Note was $1.6 million ($5.7 million in 2010 and $6.2 million in 2009).

9. Share capital

The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share (“Class A Stock”); and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share (“Class B Stock”). No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	September 30,	September 30,	September 30,
	2011	2010	2009

Class A Stock outstanding, beginning of year	13,268,522	13,118,001	12,899,465
Issued pursuant to share-based compensation plans	303,743	150,521	268,536
Repurchased and cancelled pursuant to the issuer bid	—	—	(50,000)

Class A Stock outstanding, end of year	13,572,265	13,268,522	13,118,001

Share-based compensation plans are described in note 13.

Stock buy-back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. As of December 31, 2011, the Company did not buy back any stock under this program.

In 2010, the Company did not have a stock buy-back program in place.

In 2009, the Company purchased and cancelled 50,000 shares of Class A Stock for total consideration of $559,000 ($11.18 per share).

Dividends

In 2011, the Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock as follows ($0.44 in 2010 and 2009):

Dividends per share	Record Date	Payment Date
$0.11	February 11, 2011	February 25, 2011
$0.11	May 13, 2011	May 27, 2011
$0.11	August 12, 2011	August 26, 2011
$0.11	November 11, 2011	November 25, 2011

10. Contributed Capital

Contributed capital includes the impact of share-based awards. See note 13 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in relation to the January 2008 acquisition of certain businesses from CIBC World Markets Corp.

11. Earnings per share

Basic earnings per share was computed by dividing net profit by the weighted average number of shares of Class A and Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A and Class B Stock outstanding and the effects of the warrants using the if converted method and options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share has been calculated as follows.

Expressed in thousands of dollars, except share and per share amounts.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

Basic weighted average number of shares outstanding	13,638,087	13,340,846	13,110,647
Net dilutive effect of warrants, treasury method (1)	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	298,646	556,415	330,632

Diluted common shares	13,936,733	13,897,261	13,441,279

Net profit, for the year	$12,617	$40,780	$20,824
Net profit attributable to non- controlling interests	(2,301)	(2,248)	—

Net profit available to Oppenheimer Holdings Inc. stockholders and assumed conversions	$10,316	$38,532	$20,824

Basic earnings per share	$0.76	$2.89	$1.59
Diluted earnings per share	$0.74	$2.77	$1.55

(1)

As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the years ended December 31, 2011, 2010 and 2009, the effect of the warrants is anti-dilutive.

(2)	The diluted earnings per share computations do not include the antidilutive effect of the following items:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

Number of antidilutive warrants, options and restricted shares, for the period	1,142,028	1,254,279	1,459,642

12. Income Taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit as follows.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

U.S. state and local income taxes, net of U.S. federal income tax benefits (1)	4.7%	5.2%	5.8%
Tax exempt income, net of interest expense	-3.6%	-0.7%	-1.5%
Business promotion and other non-deductible expenses	3.5%	0.9%	2.6%
Federal, state and local income tax true-ups	-3.1%	—	0.7%
Tax rate change on deferred income taxes	-4.1%	1.4%	-0.8%
Insurance proceeds, non-taxable	-4.6%	—	-1.2%
Non-U.S. Operations	1.9%	-0.3%	-1.3%
Other (1)	-0.4%	-1.5%	4.5%

Effective income tax rate	29.3%	40.0%	43.8%

(1)	In 2009, other primarily includes the tax impact of $1.9 million related to moving the jurisdiction of incorporation of parent company from Canada to the United States.

Income taxes included in the consolidated statements of operations represent the following.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Current:

U.S. federal tax (benefit)	$5,312	$(11,471)	$21,996
State and local tax (benefit)	19	6,390	7,508
Non- U.S. operations	113	685	1,054

	5,444	(4,396)	30,558

Deferred:

U.S. federal tax (benefit)	143	27,799	(10,294)
State and local tax (benefit)	(1,029)	3,356	(3,513)
Non U.S. operations (benefit)	673	452	(508)

	(213)	31,607	(14,315)

	$5,231	$27,211	$16,243

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows.

Expressed in thousands of dollars.

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Employee deferred compensation plans	$17,280	$28,088
Reserve for litigation and legal fees	5,469	5,893
Allowance for doubtful accounts	1,044	1,175
Other	16,317	12,306

Total deferred tax assets	40,110	47,462

Deferred tax liabilities:
Goodwill amortization (Section 197)	34,915	28,738
Change in accounting method	8,075	17,012
Partnership investments	7,020	6,863
Capital markets acquisition (2008)	4,801	4,982
Mortgage Servicing Rights	3,387	—
Involuntary conversion	(1,534)	2,395
Book versus tax depreciation differences	(3,675)	768
Other	1,247	2,465

Total deferred tax liabilities	54,236	63,223

U.S. deferred tax asset/(liabilities), net	(14,126)	(15,761)

Non U.S. deferred tax asset/(liabilities), net	3,824	4,714

Deferred tax asset/(liabilities), net	$(10,302)	$(11,047)

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

The Company performed a reconciliation of its current and deferred tax payable accounts and identified certain items in which deductions were inadvertently taken on tax returns resulting in uncertain tax positions requiring reclassifications in the Company financial statements of $3.8 million as of December 31, 2011, which includes accrued interest of $753,000. See Note 2 “Revision to financial statements” for further details.

The Company is currently under examination by the Internal Revenue Service (the “IRS”) for 2009 and loss carryback years 2004 and 2005. The Company has closed other tax years through 2007. Subsequent tax years remain open. The Company is under examination in various states and overseas jurisdictions in which the Company has significant business operations. The Company has closed tax years through 2006 for New York State and has closed tax years through 2003 with New York City. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these and subsequent years’ examinations. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. For the year ended December 31, 2011, profit before income taxes for foreign operations was $1.3 million ($3.7 million in 2010 and $5.3 million in 2009). The Company has a net operating loss of $12.7 million related to Oppenheimer Israel (OPCO) Ltd. at December 31, 2011 which it believes realization is more likely than not based on expectations of future taxable income in Israel.

13. Employee Compensation Plans

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

The fair value of each award of stock options was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Grant date assumptions
	2011	2010	2009	2008	2007	2006

Expected term (1)	5 years	4.5 years	5 years	2.4 years	5 years	5 years
Expected volatility factor (2)	52.52%	48.58%	39.17%	36.41%	39.67%	26.57%
Risk-free interest rate (3)	2.00%	2.62%	3.32%	2.13%	4.54%	4.51%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.40	$0.38

(1)	The expected term was determined based on actual awards.

(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Stock over a historical period commensurate to the expected term of the awards.

(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	Actual dividends were used to compute the expected annual dividend yield.

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and amended December 2011, subject to stockholder approval, and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation Committee of the Board of Directors of the Company may grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options were made to the Company’s non-employee directors on a formula basis through 2011. Except in 2008, options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. In 2008, options were generally granted for a three year term and generally vested at the rate of 33% of the amount granted on both the first and second anniversary of the grant and 33% three months before expiration.

Stock option activity under the EIP since January 1, 2010 is summarized as follows.

	September 30,	September 30,	September 30,	September 30,
	Year ended December 31, 2011		Year ended December 31, 2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding, beginning of year	284,976	$34.39	420,707	$31.82
Options granted	37,333	$26.18	17,799	$31.93
Options exercised	(13,532)	$24.88	(101,500)	$22.80
Options forfeited or expired	(144,584)	$39.24	(52,030)	$35.35

Options outstanding, end of year	164,193	$29.04	284,976	$34.39

Options vested, end of year	87,279	$32.86	196,314	$37.53

Weighted average fair value of options granted during the year	$10.89	—	$12.97	—

The aggregate intrinsic value of options outstanding as of December 31, 2011 was $102,800. The aggregate intrinsic value of vested options as of December 31, 2011 was $25,700. The aggregate intrinsic value of options that are expected to vest is $100,800 as of December 31, 2011.

The following table summarizes stock options outstanding and exercisable as at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options

$9.60 – $25.00	29,864	2.30 years	$13.46	6,791	$12.31
$25.01 – $39.45	134,329	1.56 years	$32.50	80,488	$35.17

$9.60 – $39.45	164,193	1.70 years	$29.04	87,279	$32.86

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2011.

	September 30,	September 30,
	Year ended December 31, 2011
	Number of Options	Weighted average fair value

Non-vested beginning of year	88,663	$9.68
Granted	37,333	$10.89
Vested	(49,082)	$11.58
Forfeited or expired	—	—

Non-vested end of year	76,914	$8.88

In the year ended December 31, 2011, the Company has included approximately $322,500 ($554,000 in 2010 and $1.2 million in 2009) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2011, there was approximately $472,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 3.6 years.

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

The following table summarizes the status of the Company’s non-vested ESP awards for the year ended December 31, 2011.

	September 30,	September 30,	September 30,
	Number of shares of Class A Stock subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of year	887,811	$26.34	1.8 years
Granted	299,500	$23.78	3.6 years
Vested	(416,409)	$35.09	—
Forfeited or expired	(10,000)	$23.57	—

Non-vested end of year	760,902	$20.94	2.8 years

At December 31, 2011, all outstanding ESP awards were non-vested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2011 was approximately $12.3 million. The aggregate intrinsic value of ESP awards that are expected to vest is $8.9 million as of December 31, 2011. In the year ended December 31, 2011, the Company included approximately $3.7 million ($7.1 million in 2010 and $5.9 million in 2009) of compensation expense in its consolidated statements of operations relating to ESP awards.

As of December 31, 2011, there was approximately $9.4 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.8 years.

At December 31, 2011, the number of shares of Class A Stock available under the EIP and the ESP, but not yet awarded, was 389,015.

On January 3, 2012, the Company awarded 13,200 restricted shares of Class A Stock to its independent directors under the EIP (subject to stockholder approval of an amendment to the EIP at the 2012 Annual Meeting of Stockholders). These shares of Class A Stock will vest as follows: 25% on July 1, 2012 and 25% on the next three anniversaries of the initial grant date.

On January 26, 2012, the Company awarded a total of 1,590 options to purchase Class A Stock to current employees pursuant to the EIP. These options will be expensed over 4.5 years (the vesting period).

On February 23, 2012, the Company awarded 76,000 restricted shares of Class A Stock to employees under the ESP. These shares will vest on February 22, 2017, provided that the employee continues to be continuously employed by the Company until the date of vesting.

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

The fair value of each OARs award was estimated as at December 31, 2011 using the Black-Scholes option-pricing model.

	September 30,	September 30,	September 30,	September 30,
Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2011
January 12, 2007	295,110	$35.44	12 days	$—
January 10, 2008	391,445	$37.78	1 year	$0.34
January 12, 2009	367,640	$12.74	2 years	$6.00
January 19, 2010	301,790	$30.68	3 years	$3.01
January 13, 2011	402,240	$26.35	4 years	$4.18

Total	1,758,225

Total weighted average values		$28.32	2.6 years	$2.80

At December 31, 2011, all outstanding OARs were unvested. At December 31, 2011, the aggregate intrinsic value of OARs outstanding and expected to vest was $1.2 million. In the year ended December 31, 2011, the Company included a net credit of approximately $2.9 million (a net credit of $3.4 million in 2010 and $10.2 million of expense in 2009) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $2.0 million as of December 31, 2011.

As of December 31, 2011, there was approximately $2.7 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.6 years.

On January 18, 2012, 438,070 OARs were awarded to Oppenheimer employees related to fiscal 2011 performance. These OARs will be expensed over 5 years (the vesting period).

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $16,500, $16,500 and $15,500 per annum in 2011, 2010 and 2009, respectively. The Company made contributions to the 401(k) Plan of $1.9 million, $3.5 million, and $2.5 million in 2011, 2010 and 2009, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2011 of approximately $6.8 million ($7.0 million in 2010 and $5.8 million in 2009). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose. At December 31, 2011, the Company’s liability with respect to the EDCP and DIP totaled $36.8 million and is included in accrued compensation on the consolidated balance sheet at December 31, 2011.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2011, the Company’s liability with respect to this plan totaled $13.2 million.

The total amount expensed in 2011 for the Company’s deferred compensation plans was $5.5 million ($11.0 million in 2010 and $12.5 million in 2009).

14. Commitments and Contingencies

Commitments

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as at December 31, 2011 are as follows.

September 30,
Expressed in thousands of dollars
2012	$42,531
2013	40,858
2014	37,170
2015	32,350
2016	28,510
2017 and thereafter	178,651

Total	$360,070

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company’s rent expense for the year ended December 31, 2011 was $49.5 million ($50.4 million in 2010 and $50.6 million in 2009).

At December 31, 2011, the Company had capital commitments of approximately $5.1 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2011, the Company had no collateralized or uncollateralized letters of credit outstanding.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of December 31, 2011, the Company had $4.7 million committed under such financing arrangements.

Contingencies

Legal—Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions, and other litigation, creating substantial exposure. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities.

For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $247.5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Regulatory—The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include, among other things, inquiries from the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and various state regulators.

Auction Rate Securities—In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements and legal settlements, as of December 31, 2011, the Company purchased and holds approximately $68.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $57.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $68.3 million as of December 31, 2011 referred to above, the Company also held $2.1 million in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Accounting—The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss. Based on information currently available and advice of counsel, the Company believes that the eventual outcome of the actions against the Company will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements. However, the ultimate resolution of these legal and regulatory matters may differ materially from these accrued estimated amounts and, accordingly, an adverse result or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company could, and in the case of certain arbitrations or litigations relating to auction rate securities would, have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The materiality of these matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.

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

15. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2011, the net capital of Oppenheimer as calculated under the Rule was $144.4 million or 12.75% of Oppenheimer’s aggregate debit items. This was $121.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At December 31, 2011, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2011, Oppenheimer and Freedom had $15.1 million and $14.8 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At December 31, 2011, the regulatory capital of Oppenheimer Europe Ltd. was $6.4 million which was $3.3 million in excess of the $3.1 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At December 31, 2011, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.74 million, which was $1.35 million in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2011. The Company had no deposit requirements as of December 31, 2011.

16. Goodwill and intangibles

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of the goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company performed its annual test for goodwill impairment as of December 31, 2011 which did not result in any impairment charges.

The Company’s goodwill impairment analysis performed at December 31, 2011 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2010, as follows:

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

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time. The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company’s assumptions also included a discount rate of 12.7% and a terminal growth rate of 3% in its calculations. The Company weighted each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of December 31, 2011. The PCD operating segment produced positive revenues, cash flows, and earnings in the year ended December 31, 2011.

Intangible assets arose upon the acquisition, in January 2003, of the Oppenheimer Divisions and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2011 have been tested for impairment and it has been determined that no impairment has occurred.

Intangible assets also arose from the January 2008 acquisition of certain businesses from CIBC and are comprised of customer relationships and a below market lease. Customer relationships are carried at $690,000 (which is net of accumulated amortization of $251,000) as at December 31, 2011 and are being amortized on a straight-line basis over 180 months commencing in January 2008. The below market lease is carried at $3.2 million (which is net of accumulated amortization of $18.1 million) as at December 31, 2011. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company notified its landlord of its intent to terminate the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011. The Company will accelerate the amortization of the remaining $3.2 million during the first quarter of 2012.

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

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2011, 2010 and 2009. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Revenue:
Private Client (1) (2)	$535,371	$570,448	$543,365
Capital Markets	349,613	391,868	383,909
Asset Management (1)	74,008	73,957	63,206

Total	$958,992	$1,036,273	$990,480

Profit (loss) before income taxes:
Private Client (2)	$17,990	$25,531	$14,237
Capital Markets	(17,973)	18,894	6,680
Asset Management	17,831	23,566	16,150

Total	$17,848	$67,991	$37,067

(1)

For the year ended December 31, 2011, the Asset Management and the Private Client segments earned performance fees of approximately $2.0 million and $1.0 million, respectively ($6.8 million and $6.1 million, respectively, in 2010 and $5.1 million and $5.4 million, respectively, in 2009). These fees are based on participation as general partner in various alternative investments.

(2)

For the years ended December 31, 2011, the Private Client segment continued to be negatively impacted by the low interest rate environment. Revenue from margin interest, money fund products and sponsored FDIC-covered deposits totaled $33.9 million ($37.7 million in 2010 and $45.5 million in 2009).

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2011, 2010 and 2009, were as follows:

Expressed in thousands of dollars.

	September 30,	September 30,	September 30,
	2011	2010	2009
United States	$909,662	$976,402	$945,049
Europe / Middle East	28,858	28,077	22,580
Asia	11,301	16,511	14,688
South America	9,171	15,283	8,163

Total	$958,992	$1,036,273	$990,480

18. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

19. Subsequent events

On January 26, 2012, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on February 24, 2012 to Class A and Class B Stockholders of record on February 10, 2012.

20. Quarterly Information (unaudited)

Expressed in thousands of dollars, except per share amounts.

	September 30,	September 30,	September 30,	September 30,	September 30,
Year ended	Fiscal Quarters
December 31, 2011	Fourth	Third	Second	First	Year

Revenue	$229,438	$231,619	$244,518	$253,417	$958,992
Profit before income taxes	$2,051	$4,264	$1,704	$9,829	$17,848
Net profit (loss) attributable to Oppenheimer Holdings Inc.	$3,433	$2,106	$(309)	$5,086	$10,316
Earnings (loss) per share:
Basic	$0.25	$0.15	$(0.02)	$0.38	$0.76
Diluted	$0.25	$0.15	$(0.02)	$0.36	$0.74

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$19.45	$28.98	$34.87	$33.93	$34.87
Low	$12.47	$15.47	$25.00	$24.63	$12.47

	September 30,	September 30,	September 30,	September 30,	September 30,
Year ended	Fiscal Quarters
December 31, 2010	Fourth	Third	Second	First	Year(2)

Revenue	$296,760	$235,141	$256,996	$247,376	$1,036,273
Profit before income taxes	$31,247	$7,459	$16,119	$13,166	$67,991
Net profit attributable to Oppenheimer Holdings Inc.	$18,114	$3,653	$9,186	$7,579	$38,532
Earnings per share:
Basic	$1.36	$0.27	$0.69	$0.57	$2.89
Diluted	$1.29	$0.26	$0.66	$0.55	$2.77

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1):
High	$28.74	$29.86	$30.41	$33.63	$33.63
Low	$23.25	$22.11	$23.79	$24.11	$22.11

(1)	The price quotations above were obtained from the New York Stock Exchange web site.

(2)	See Note 2 for revisions to selected financial data for 2010.

21. Supplemental Guarantor Consolidated Financial Statements (unaudited)

The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the Guarantors), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceases to be a direct or indirect subsidiary of the Company if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the debenture for the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Company of its legal defeasance option or covenant defeasance option or the discharge of the Company’s obligations under the indenture for the Notes in accordance with the terms of such indenture.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF DECEMBER 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,555	$11,882	$55,892	$—	$70,329
Cash and securities segregated for regulatory and other purposes	—	—	30,086	—	30,086
Deposits with clearing organizations	—	—	35,816	—	35,816
Receivable from brokers and clearing organizations	—	20	288,093		288,113
Receivable from customers, net of allowance for credit losses of $2,548	—	—	837,822	—	837,822
Income taxes receivable	6,785	30,942	(702)	(30,282)	6,743
Securities purchased under agreements to resell	—	—	847,688	—	847,688
Securities owned, including amounts pledged of $653,651, at fair value	—	17,811	906,730	—	924,541
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	54,044	—	54,044
Office facilities, net	—	—	16,976	—	16,976
Deferred tax asset	(50)	309	21,130	(21,389)	—
Intangible assets, net	—	—	35,589	—	35,589
Goodwill	—	—	137,889	—	137,889
Other	4,055	1,533	236,215		241,803
Investment in subsidiaries	496,512	896,819	(199,063)	(1,194,268)	—
Intercompany receivables	199,387	(128,746)	(33,506)	(37,135)	—

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$51,848	$—	$51,848
Bank call loans	—	—	27,500	—	27,500
Payable to brokers and clearing organizations	—	—	335,610	—	335,610
Payable to customers	—	—	479,896	—	479,896
Securities sold under agreements to repurchase	—	—	1,508,493	—	1,508,493
Securities sold, but not yet purchased, at fair value	—	—	69,415	—	69,415
Accrued compensation	—	—	144,283	—	144,283
Accounts payable and other liabilities	3,734	6,915	174,318	(298)	184,669
Income taxes payable	2,440	22,189	5,653	(30,282)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	—	(1,855)	33,546	(21,389)	10,302
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	37,126	—	(37,126)	—

	201,174	64,375	2,950,140	(201,653)	3,014,036

Stockholders’ equity attributable to Oppenheimer Holdings Inc.	508,070	878,753	315,226	(1,193,979)	508,070
Noncontrolling interest	—	—	5,333	—	5,333
Stockholders’ equity	508,070	878,753	320,559	(1,193,979)	513,403

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF DECEMBER 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$361	$(241)	$52,734	$—	$52,854
Cash and securities segregated for regulatory and other purposes	—	—	29,922	—	29,922
Deposits with clearing organizations	—	—	23,228	—	23,228
Receivable from brokers and clearing organizations	—	62	302,782	—	302,844
Receivable from customers, net of allowance for credit losses of $2,716	—	—	924,817	—	924,817
Income taxes receivable	—	35,692	(702)	(27,876)	7,114
Securities purchased under agreements to resell	—	—	347,070	—	347,070
Securities owned, including amounts pledged of $102,501, at fair value	—	—	367,019	—	367,019
Subordinated loan receivable	—	12,558	100,000	(112,558)	—
Notes receivable, net	—	—	59,786	—	59,786
Office facilities, net	—	—	22,875	—	22,875
Deferred tax asset	—	(419)	419	—	—
Intangible assets, net	—	—	40,979	—	40,979
Goodwill	—	—	137,889	—	137,889
Other	—	(347)	198,953	59	198,665
Investment in subsidiaries	494,406	788,332	(158,270)	(1,124,468)	—
Intercompany receivables	12,135	21,862	1,849	(35,846)	—

	$506,902	$857,499	$2,451,350	$(1,300,689)	$2,515,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$61,055	$—	$61,055
Bank call loans	—	—	147,000	—	147,000
Payable to brokers and clearing organizations	—	—	372,697	—	372,697
Payable to customers	—	—	406,916	—	406,916
Securities sold under agreements to repurchase	—	—	390,456	—	390,456
Securities sold, but not yet purchased, at fair value	—	—	160,052	—	160,052
Accrued compensation	—	—	175,938	—	175,938
Accounts payable and other liabilities	132	3,028	149,750	106	153,016
Income taxes payable	2,440	22,850	2,586	(27,876)	—
Senior secured note	—	—	22,503	—	22,503
Subordinated indebtedness	—	—	212,558	(112,558)	100,000
Deferred income tax, net	—	(6,325)	17,372	—	11,047
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	35,896	—	(35,896)	—

	2,572	55,449	2,125,903	(176,224)	2,007,700

Stockholders’ equity attributable to Oppenheimer Holdings Inc.	504,330	802,050	322,415	(1,124,465)	504,330
Noncontrolling interest	—	—	3,032	—	3,032
Stockholders’ equity	504,330	802,050	325,447	(1,124,465)	507,362

	$506,902	$857,499	$2,451,350	$(1,300,689)	$2,515,062

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$492,228	$—	$492,228
Principal transactions, net	300	(1,413)	48,773	—	47,660
Interest	1	10,432	56,045	(9,699)	56,779
Investment banking	—	—	120,202	(1,000)	119,202
Advisory fees	—	—	199,565	(2,468)	197,097
Other	—	1	46,025	—	46,026

	301	9,020	962,838	(13,167)	958,992

EXPENSES
Compensation and related expenses	288	—	626,479	—	626,767
Clearing and exchange fees	—	—	24,991	—	24,991
Communications and technology	52	—	62,621	—	62,673
Occupancy and equipment costs	—	(24)	76,534	—	76,510
Interest	12,541	3,546	31,637	(9,699)	38,025
Other	2,384	299	112,963	(3,468)	112,178

	15,265	3,821	935,225	(13,167)	941,144

Profit before income taxes	(14,964)	5,199	27,613	—	17,848
Income tax provision (benefit)	(6,748)	893	11,086	—	5,231
Net profit for the period	(8,216)	4,306	16,527	—	12,617
Less net profit attributable to non- controlling interest, net of tax	—	—	(2,301)	—	(2,301)
Equity in subsidiaries	18,532	—	—	(18,532)	—

Net profit attributable to Oppnheimer Holdings Inc.	$10,316	$4,306	$14,226	$(18,532)	$10,316

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$537,730	$—	$537,730
Principal transactions, net	—	(276)	78,660	—	78,384
Interest	—	7,111	45,869	(7,109)	45,871
Investment banking	—	—	134,906	—	134,906
Advisory fees	—	—	189,875	(1,987)	187,888
Other	—	—	51,494	—	51,494

	—	6,835	1,038,534	(9,096)	1,036,273

EXPENSES
Compensation and related expenses	292	—	675,749	—	676,041
Clearing and exchange fees	—	—	25,754	—	25,754
Communications and technology	18	—	64,682	—	64,700
Occupancy and equipment costs	—	—	74,389	—	74,389
Interest	—	6,595	26,264	(7,109)	25,750
Other	774	341	102,520	(1,987)	101,648

	1,084	6,936	969,358	(9,096)	968,282

Profit before income taxes	(1,084)	(101)	69,176	—	67,991
Income tax provision (benefit)	(422)	(1,796)	29,429	—	27,211
Net profit for the period	(662)	1,695	39,747	—	40,780
Less net profit attributable to non- controlling interest, net of tax	—	—	(2,248)	—	(2,248)
Equity in subsidiaries	39,194	—	—	(39,194)	—

Net profit attributable to Oppnheimer Holdings Inc.	$38,532	$1,695	$37,499	$(39,194)	$38,532

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$555,574	$—	$555,574
Principal transactions, net	—	—	106,141	—	106,141
Interest	2	7,646	35,595	(7,283)	35,960
Investment banking	—	—	90,960	—	90,960
Advisory fees	475	—	162,622	(2,392)	160,705
Other	—	—	41,140	—	41,140

	477	7,646	992,032	(9,675)	990,480

EXPENSES
Compensation and related expenses	442	—	668,342	—	668,784
Clearing and exchange fees	—	—	26,748	—	26,748
Communications and technology	39	—	62,834	—	62,873
Occupancy and equipment costs	9	—	74,363	—	74,372
Interest	28	8,055	20,629	(7,283)	21,429
Other	2,470	1,850	97,279	(2,392)	99,207

	2,988	9,905	950,195	(9,675)	953,413

Profit before income taxes	(2,511)	(2,259)	41,837	—	37,067
Income tax provision (benefit)	(967)	(32)	17,242	—	16,243
Net profit for the period	(1,544)	(2,227)	24,595	—	20,824
Less net profit attributable to non- controlling interest, net of tax	—	—	—	—	—
Equity in subsidiaries	22,367	—	—	(22,367)	—

Net profit attributable to Oppnheimer Holdings Inc.	$20,823	$(2,227)	$24,595	$(22,367)	$20,824

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(8,216)	$4,306	$16,527	$—	$12,617
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	11,899	—	11,899
Deferred income tax	—	—	(745)	—	(745)
Amortization of notes receivable	—	—	19,699	—	19,699
Amortization of debt issuance costs	553	—	433	—	986
Amortization of intangible assets	—	—	5,390	—	5,390
Provision for credit losses	—	—	(168)	—	(168)
Share-based compensation expense	—	—	1,100	—	1,100
Changes in operating assets and liabilities	(173,276)	7,817	196,218	—	30,759

Cash flow provided by (used in) continuing operations	(180,939)	12,123	250,353	—	81,537

Cash flows from Investment activities
Purchase of office facilities	—	—	(5,192)	—	(5,192)

Cash used in investing activities	—	—	(5,192)	—	(5,192)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,010)	—	—	—	(6,010)
Issuance of Class A non-voting common stock	337	—	—	—	337
Debt Issuance Cost	(4,565)	—	—	—	(4,565)
Issuance of senior secured note	200,000	—	—	—	200,000
Buy back of senior secured note	(5,000)	—	—	—	(5,000)
Repayments of senior secured credit note	—	—	(100,000)	—	(100,000)
Repayments of senior secured credit note	—	—	(22,503)	—	(22,503)
Other financing activities	(1,629)	—	(119,500)	—	(121,129)

Cash flow provided by (used in) financing activities	183,133	—	(242,003)	—	(58,870)

Net increase (decrease) in cash and cash equivalents	2,194	12,123	3,158	—	17,475
Cash and cash equivalents, beginning of the period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of the period	$2,555	$11,882	$55,892	$—	$70,329

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(662)	$1,695	$39,747	$—	$40,780
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	12,448	—	12,448
Deferred income tax	—	—	31,606	—	31,606
Amortization of notes receivable	—	—	19,657	—	19,657
Amortization of debt issuance costs	—	—	643	—	643
Amortization of intangible assets		—	4,324	—	4,324
Provision for credit losses	—	—	338	—	338
Share-based compensation expense	—	—	4,242	—	4,242
Changes in operating assets and liabilities	2,178	(4,294)	(249,199)	—	(251,315)

Cash flow provided by (used in) continuing operations	1,516	(2,599)	(136,194)	—	(137,277)

Cash flows from Investment activities
Purchase of office facilities	—	—	(12,157)	—	(12,157)

Cash used in investing activities	—	—	(12,157)	—	(12,157)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,871)	—	—	—	(5,871)
Issuance of Class A non-voting common stock	2,312	—	—	—	2,312
Senior secured credit note repayments	0	—	—	—	0
Repayments of senior secured credit note	—	—	(10,000)	—	(10,000)
Other financing activities	(71)	—	147,000	—	146,929

Cash flow provided by (used in) financing activities	(3,630)	—	137,000	—	133,370

Net increase (decrease) in cash and cash equivalents	(2,114)	(2,599)	(11,351)	—	(16,064)
Cash and cash equivalents, beginning of the period	2,475	2,359	64,084	—	68,918

Cash and cash equivalents, end of the period	$361	$(240)	$52,733	$—	$52,854

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE YEAR ENDED DECEMBER 31, 2009

	September 30,	September 30,	September 30,	September 30,	September 30,
Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(1,544)	$(2,227)	$24,595	$—	$20,824
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	12,630	—	12,630
Deferred income tax	—	—	(14,316)	—	(14,316)
Amortization of notes receivable	—	—	18,462	—	18,462
Amortization of debt issuance costs	—	—	1,164	—	1,164
Amortization of intangible assets	—	—	4,814	—	4,814
Provision for credit losses	—	—	352	—	352
Share-based compensation expense	—	—	17,246	—	17,246
Changes in operating assets and liabilities	5,526	4,324	(16,308)	—	(6,459)

Cash flow provided by (used in) continuing operations	3,982	2,097	48,639	—	54,717

Cash flows from Investment activities
Purchase of office facilities	—	—	(7,762)	—	(7,762)

Cash used in investing activities	—	—	(7,762)	—	(7,762)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,776)	—	—	—	(5,776)
Issuance of Class A non-voting common stock	3,043	—	—	—	3,043
Senior secured credit note repayments	(559)	—	—	—	(559)
Repayments of senior secured credit note		—	(15,160)	—	(15,160)
Other financing activities	230	—	(6,500)	—	(6,270)

Cash flow provided by (used in) financing activities	(3,062)	—	(21,660)	—	(24,722)

Net increase (decrease) in cash and cash equivalents	920	2,097	19,217		22,233
Cash and cash equivalents, beginning of the period	1,555	262	44,868		46,685

Cash and cash equivalents, end of the period	$2,475	$2,359	$64,085	$—	$68,918

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2011.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 24, 2011 with respect to fiscal 2010.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference to the Proxy Statement.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Executive Compensation and Related Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Executive Compensation and Related Information—Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Executive Compensation and Related Information—Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	(i	)	Financial Statements

See Item 8 (pages 68 to 135)

		(ii	)	Financial Statement Schedules

Not Applicable.

		(iii	)	Listing of Exhibits

The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 142 to 146)

(b	)			Exhibits

See the Exhibit Index included hereinafter on pages 142 to 146

(c	)			Financial Statement Schedules excluded from the annual report to stockholders

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 5th day of March, 2012.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Crystal	Director	March 5, 2012
R. Crystal

/s/ W. Ehrhardt	Director	March 5, 2012
W. Ehrhardt

/s/ M.A.M. Keehner	Director	March 5, 2012
M.A.M. Keehner

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer	March 5, 2012
A.G. Lowenthal	(Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 5, 2012
K.W. McArthur

/s/ A.W. Oughtred	Director	March 5 , 2012
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer, (Principal	March 5, 2012
E.K. Roberts	Financial and Accounting Officer), Director

Director
B. Winberg

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page

2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as exhibits to Form 8-K dated January 17, 2003).

2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

2.3	Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.3	Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.4	Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.5	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

3.6	Bylaws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

	September 30,	September 30,
Number	Description	Page

4.3	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003).

4.4	Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).

10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).

10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.8	Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).

10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.11	Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

Number	Description	Page

10.12	Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.14	Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc. and Oppenheimer & Co. Inc. together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.15	Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.16	Senior Secured Credit Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and syndication agent, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.17	Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007 ).

10.18	Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.19	Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.20	Third Amendment to Senior Secured Credit Agreement dated as of December 16, 2008, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., each of the lenders party to the Existing Credit Agreement and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as an Exhibit to Form 8-K dated December 16, 2008).

10.21	Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (previously filed as an Exhibit to Form 10-K for the year ended December 31, 2008).

10.22	Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc. (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.23	Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

Number	Description	Page

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).

10.25	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of January 1, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2010)

10.26	Indenture dated as of April 12, 2011 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 10-Q for the qaurterly period ended March 31, 2011).

10.27	Registration Rights Agreement dated April 12, 2011 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated, as representative of the several Initial Purchasers (previously filed as an exhibit to Form 10-Q for the qaurterly period ended March 31, 2011).

10.28	Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of April 12, 2011 (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith) *

14	Oppenheimer Holdings Inc. and Oppenheimer & Co. Inc. Code of Conduct and Business Ethics for Directors, Officers and Employees (previously filed as an exhibit to Form 10-Q for the qaurterly period ended March 31, 2011).

23	Consent of independent accountants (filed herewith) *

31.1	Certification signed by A.G. Lowenthal (filed herewith) *

31.2	Certification signed by E.K. Roberts (filed herewith) *

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith) *

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith) *

Number	Description	Page

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.