Form 10-K/A
period 2011-12-31
OPPENHEIMER HOLDINGS INC
filed 2012-03-28
CIK 791963

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer		Smaller reporting company	☐

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

EXPLANATORY NOTE

The Company is amending its Annual Report on Form 10-K for the year ended December 31, 2011 to add Exhibit 10.29 to its Exhibit Index consisting of its lease for the premises at 85 Broad Street, New York, NY, a copy of which was previously filed with its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of March, 2012.

OPPENHEIMER HOLDINGS INC.

BY: /s/ E.K. Roberts

E.K. Roberts, President

(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Crystal	Director	March 27, 2012
R. Crystal

/s/ W. Ehrhardt	Director	March 27, 2012
W. Ehrhardt

s/s/ M.A.M. Keehner	Director	March 27, 2012
M.A.M. Keehner

/s/ A.G. Lowenthal	Chairman, Chief Executive	March 27, 2012
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 27, 2012
K.W. McArthur

/s/ A.W. Oughtred	Director	March 27, 2012
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 27, 2012
E.K. Roberts	(Principal Financial and Accounting Officer), Director

Director
B. Winberg

EXHIBIT INDEX

The Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing indicated.

Number	Description	Page

2.1

Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as exhibits to

Form 8-K dated January 17, 2003).

2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

2.3	Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.3	Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.4	Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.5	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

3.6	Bylaws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.3	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003).

4.4	Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).

10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).

10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.8	Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).

10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.11	Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.12	Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.14	Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc. and Oppenheimer & Co. Inc. together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.15	Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.16	Senior Secured Credit Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and syndication agent, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.17	Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.18	Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.19	Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.20	Third Amendment to Senior Secured Credit Agreement dated as of December 16, 2008, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., each of the lenders party to the Existing Credit Agreement and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as an Exhibit to Form 8-K dated December 16, 2008).

10.21	Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (previously filed as an Exhibit to Form 10-K for the year ended December 31, 2008).

10.22	Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc. (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.23	Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).

10.25	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of January 1, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2010)

10.26	Indenture dated as of April 12, 2011 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.27	Registration Rights Agreement dated April 12, 2011 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated, as representative of the several Initial Purchasers (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.28	Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of April 12, 2011 (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.29	Lease dated July 15, 2011 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2011).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

14	Oppenheimer Holdings Inc. and Oppenheimer & Co. Inc. Code of Conduct and Business Ethics for Directors, Officers and Employees (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

23	Consent of independent accountants (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

31.1	Certification signed by A.G. Lowenthal (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

31.2	Certification signed by E.K. Roberts (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (previously filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009, and (vi) the notes to the Condensed Consolidated Financial Statements (previously furnished and not filed on March 6, 2012 as an exhibit to Form 10-K for the year ended December 31, 2011 for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).