Form 10-Q
period 2012-03-31
OPPENHEIMER HOLDINGS INC
filed 2012-05-02
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2012 was 13,489,162 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I

FINANCIAL INFORMATION

Item. 1 Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
(Expressed in thousands of dollars)	2012	2011
ASSETS
Cash and cash equivalents	$86,810	$70,329
Cash and securities segregated for regulatory and other purposes	32,369	30,086
Deposits with clearing organizations	56,137	35,816
Receivable from brokers and clearing organizations	341,230	288,113
Receivable from customers, net of allowance for credit losses of $2,726 ($2,548 in 2011)	872,020	837,822
Income taxes receivable	2,727	6,743
Securities purchased under agreements to resell	489	847,688
Securities owned, including amounts pledged of $650,677 ($653,651 in 2011), at fair value	946,424	924,541
Notes receivable, net	53,586	54,044
Office facilities, net	25,319	16,976
Intangible assets, net	32,377	35,589
Goodwill	137,889	137,889
Other	162,093	241,803

	$2,749,470	$3,527,439

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
(Expressed in thousands of dollars)	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$41,192	$51,848
Bank call loans	92,600	27,500
Payable to brokers and clearing organizations	374,068	335,610
Payable to customers	543,793	479,896
Securities sold under agreements to repurchase	647,793	1,508,493
Securities sold, but not yet purchased, at fair value	90,408	69,415
Accrued compensation	93,088	144,283
Accounts payable and other liabilities	153,705	184,669
Senior secured note	195,000	195,000
Deferred income taxes, net	3,636	10,302
Excess of fair value of acquired assets over cost	7,020	7,020

	2,242,303	3,014,036

Stockholders’ equity
Share capital
Class A non-voting common stock (2012 – 13,489,162 shares issued and outstanding 2011 – 13,572,265 shares issued and outstanding)	61,266	62,593
Class B voting common stock 99,680 shares issued and outstanding	133	133

	61,399	62,726
Contributed capital	37,667	36,832
Retained earnings	402,568	408,720
Accumulated other comprehensive income (loss)	(574)	(208)

Total Oppenheimer Holdings Inc. stockholders’ equity	501,060	508,070
Non-controlling interest	6,107	5,333

	507,167	513,403

	$2,749,470	$3,527,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars, except per share amounts)	2012	2011
REVENUE:
Commissions	$125,634	$136,855
Principal transactions, net	12,555	10,991
Interest	13,393	14,789
Investment banking	20,087	28,441
Advisory fees	50,077	48,449
Other	16,468	13,892

	238,214	253,417

EXPENSES:
Compensation and related expenses	158,651	170,415
Clearing and exchange fees	6,031	6,313
Communications and technology	16,138	15,939
Occupancy and equipment costs	24,344	18,546
Interest	8,792	7,774
Other	30,747	24,601

	244,703	243,588

Profit (loss) before income taxes	(6,489)	9,829

Income tax provision (benefit)	(2,606)	4,068

Net profit (loss) for the period	(3,883)	5,761

Less net profit attributable to non-controlling interest, net of tax	(774)	(675)

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(4,657)	$5,086

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.34)	$0.38
Diluted	$(0.34)	$0.36

Weighted average shares
Basic	13,597,330	13,550,723
Diluted	13,597,330	14,203,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2012	2011
Net profit (loss) for period	$(3,883)	$5,761

Other comprehensive income (loss):
Currency translation adjustment	(366)	239
Change in cash flow hedges, net of tax	—	72

Comprehensive income (loss) for the period	$(4,249)	$6,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2012	2011
Share capital
Balance at beginning of period	$62,726	$51,901
Issuance of Class A non-voting common stock	224	9,780
Repurchase of Class A non-voting common stock for cancellation	(1,551)	—

Balance at end of period	$61,399	$61,681

Contributed capital
Balance at beginning of period	$36,832	$47,808
Tax benefit (shortfall) from share-based awards	41	(12,662)
Share-based expense	974	(1,672)
Vested employee share plan awards	(180)	1,222

Balance at end of period	37,667	$34,696

Retained earnings
Balance at beginning of period	$408,720	$404,414
Net profit (loss) attributable to Oppenheimer Holdings Inc.	(4,657)	5,086
Dividends paid ($0.11 per share)	(1,495)	(1,500)

Balance at end of period	$402,568	$408,000

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(208)	$207
Currency translation adjustment	(366)	239
Change in cash flow hedges, net of tax	—	72

Balance at end of period	$(574)	$518

Stockholders’ Equity of Oppenheimer Holdings Inc.	$501,060	$504,895
Non-controlling interest
Balance at beginning of period	$5,333	$3,032
Net profit attributable to non-controlling interest, net of tax	774	675

Balance at end of period	$6,107	$3,707

Total Stockholders’ Equity	$507,167	$508,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2012	2011
Cash flows from operating activities:
Net profit (loss) for period	$(3,883)	$5,761
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Non-cash items included in net profit:
Depreciation and amortization of office facilities and leasehold improvements	2,845	3,527
Deferred income taxes	(6,666)	3,888
Amortization of notes receivable	4,870	5,087
Amortization of debt issuance costs	99	273
Amortization of intangible assets	3,212	1,082
Provision (reversal) for credit losses	178	—
Share-based compensation	1,259	4,836
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(2,283)	(2,062)
Deposits with clearing organizations	(20,321)	(3,259)
Receivable from brokers and clearing organizations	(53,117)	(43,528)
Receivable from customers	(34,376)	(49,841)
Income taxes receivable	4,016	1,497
Securities purchased under agreements to resell	847,199	145,570
Securities owned	(21,883)	(595,317)
Notes receivable	(4,412)	(2,532)
Other assets	72,769	12,686
Increase (decrease) in operating liabilities:
Drafts payable	(10,656)	(18,619)
Payable to brokers and clearing organizations	38,458	158,904
Payable to customers	63,897	113,555
Securities sold under agreements to repurchase	(860,700)	151,845
Securities sold, but not yet purchased	20,993	217,695
Accrued compensation	(51,436)	(76,647)
Accounts payable and other liabilities	(30,965)	4,260

Cash provided by (used in) operating activities	(40,903)	38,661

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2012	2011
Cash flows from investing activities:
Purchase of office facilities	(4,711)	(1,549)

Cash used in investing activities	(4,711)	(1,549)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,495)	(1,500)
Issuance of Class A non-voting common stock	—	71
Repurchase of Class A non-voting common stock for cancellation	(1,551)	—
Tax benefit (shortfall) from share-based awards	41	(1,672)
Senior secured credit note repayments	—	(125)
Increase (decrease) in bank call loans, net	65,100	(33,800)

Cash provided by (used in) financing activities	62,095	(37,026)

Net increase (decrease) in cash and cash equivalents	16,481	86
Cash and cash equivalents, beginning of period	70,329	52,854

Cash and cash equivalents, end of period	$86,810	$52,940

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$224	$9,709

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,038	$11,232
Cash paid (refunded) during the period for income taxes	$(20)	$526

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles are set out in the notes to the Company’s consolidated financial statements for the year ended December 31, 2011 included in its Annual Report on Form 10-K for the year then ended.

Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. As of March 31, 2012, the Company owned 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $6.1 million. The Company intends to purchase non-controlling interest shares of 16.33% in 2012 which will take its interest to 83.67%.

Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

Certain prior period amounts appearing in the notes to these condensed consolidated financial statements pertaining to the fair value measurement of derivative contracts have been reclassified to conform with current presentation.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement”. ASU No. 2010-06 requires new disclosures regarding transfers of assets and liabilities measured at fair value in and out of Level 1 and 2 of the fair value hierarchy. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer. ASU No. 2010-06 also provides additional guidance on the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company adopted this disclosure requirement in the three months ended March 31, 2010. In addition, ASU No.2010-06 requires the reconciliation of beginning and ending balances for fair value measurements using significant unobservable inputs (i.e., Level 3) to be presented on a gross basis. The Company adopted this requirement in the period ended March 31, 2011. See note 6 for further information.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, requiring entities to present items of net income and other comprehensive income either in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated other Comprehensive Income in ASU No. 2011-05”, which deferred certain provisions of ASU 2011-05. ASU No. 2011-12 indefinitely deferred the provision that requires the entity to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted these requirements in the period ending December 31, 2011.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,” which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The Company adopted this guidance in the period ending March 31, 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides clarifying guidance on how to measure fair value and has additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2 and, for Level 3 fair value measurements, a description of the valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the period ending March 31, 2012. See note 6 for further details.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount based on the qualitative factors, the two-step quantitative test would be required. Otherwise, further testing would not be needed. The ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for goodwill impairment.

Recently Issued

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

3. Revision to financial statements

During the year ended December 31, 2011, the Company identified historical errors relating to its tax treatment of deferred compensation obligations assumed as part of the 2003 acquisition of the Private Client Division from Canadian Imperial Bank of Commerce (“CIBC”) that affected prior periods. As a result, the Company determined the need to reestablish book basis of goodwill related to the 2003 transaction in the amount of $5.4 million. Further analysis revealed uncertain tax positions, that were inadvertently taken as a result of the errors, leading to the establishment of a reserve in the amount of $3.0 million, including accrued interest, as well as cumulative adjustments primarily related to current and deferred tax items of $2.8 million for periods prior to 2009.

The Company assessed the impact of the errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors during the fiscal year 2011 would have been material. As part of this revision process, the Company also reversed other previously disclosed out-of-period adjustments which were immaterial, and recorded them instead in the periods in which the errors originated. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported, nor in the current period. The cumulative effect of the above adjustments resulted in a $9.8 million credit to opening retained earnings as of January 1, 2011.

The financial statements as of March 31, 2011, included herein, have been prepared in light of the cumulative revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

4. Earnings per share

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

Earnings per share has been calculated as follows.

Expressed in thousands of dollars, except share and per share amounts.

	Three months ended March 31,
	2012	2011
Basic weighted average number of shares outstanding	13,597,330	13,550,723
Net dilutive effect of warrants, treasury method (1)	—	—
Net dilutive effect of share-based awards, treasury method (2)	—	652,690

Diluted common shares	13,597,330	14,203,413

Net profit (loss), for the period	$(3,883)	$5,761
Net profit attributable to non-controlling interests	774	675

Net profit (loss) available to Oppenheimer Holdings Inc. stockholders and assumed conversions	$(4,657)	$5,086

Basic earnings (loss) per share	$(0.34)	$0.38
Diluted earnings (loss) per share	$(0.34)	$0.36

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three months ended March 31, 2012 and 2011, the effect of the warrants is anti-dilutive.

(2)	The diluted earnings per share computations do not include the antidilutive effect of the following items:

	Three months ended March 31,
	2012	2011
Number of antidilutive warrants, options and restricted shares for the period	1,058,048	1,142,028

5. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	March 31,	December 31,
	2012	2011
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$217,722	$217,353
Receivable from brokers	21,618	23,516
Securities failed to deliver	26,456	11,551
Clearing organizations	15,394	19,209
Omnibus accounts	16,909	15,907
Other	43,131	577

	$341,230	$288,113

	March 31,	December 31,
	2012	2011
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$349,910	$318,834
Securities failed to receive	18,723	15,236
Clearing organizations and other	5,435	1,540

	$374,068	$335,610

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	March 31, 2012		December 31, 2011
	Owned	Sold	Owned	Sold
U.S. Treasury, agency and sovereign obligations	$677,810	$40,022	$682,805	$27,509
Corporate debt and other obligations	38,871	4,439	27,188	3,696
Mortgage and other asset-backed securities	3,413	7	4,610	14
Municipal obligations	52,435	1,209	54,963	485
Convertible bonds	54,601	9,143	50,157	8,533
Corporate equities	49,525	35,524	38,634	29,056
Other	69,769	64	66,185	122

Total	$946,424	$90,408	$924,542	$69,415

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2012 are corporate equities with estimated fair values of approximately $13.5 million ($13.2 million at December 31, 2011), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of March 31, 2012, the Company did not have any exposure to European sovereign debt.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements and legal settlements, as of March 31, 2012, the Company purchased and holds approximately $83.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $41.8 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $83.1 million as of March 31, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Additional information regarding the valuation technique and inputs used is as follows:

Expressed in thousands of dollars.

Expressed in thousands of dollars

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2012

		Valuation		Valuation	Unobservable
Product	Principal	Adjustment	Fair Value	Technique	Input	Range
Auction Rate Securities(1)	$124,881	$8,694	$116,187	Discounted Cash Flow	Discount Rate	1.14% to 3.01%
					Duration	5 to 8 Years
					Current Yield(2)	0.27% to 1.37%
Total

(1)	Includes ARS owned by the Company of $83.1 million and included in the condensed consolidated balance sheet at March 31, 2012 as well as additional commitments to purchase ARS from clients of $41.8 million which is disclosed in the notes to the condensed consolidated balance sheet at March 31, 2012.
(2)	Based on current auctions in comparable securities that have not failed.

The fair value of ARS is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating affect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2012, the Company had a valuation adjustment (unrealized loss) of $8.7 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2012.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit- ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,134	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	3,215	1,320	N/A	N/A
Distressed Opportunities Investment Trust(3)	7,645	—	N/A	N/A

Total	$11,994	$1,320

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that invests in distressed debt of U.S. companies.

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

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third-party borrowers identified by the Company. The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy. The Company also purchases and sells loans in its proprietary trading book. The Company uses broker quotations to determine the fair value of loan positions held which are categorized in Level 2 of the fair value hierarchy.

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012

Expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents	$49,941	$—	$—	$49,941
Cash and securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	9,094	—	—	9,094
Securities owned:
U.S. Treasury securities	633,384	—	—	633,384
U.S. Agency securities	9,002	35,334	—	44,336
Sovereign obligations	—	90	—	90
Corporate debt and other obligations	13,254	25,617	—	38,871
Mortgage and other asset-backed securities	—	3,315	98	3,413
Municipal obligations	—	40,646	11,789	52,435
Convertible bonds	—	54,601	—	54,601
Corporate equities	41,574	7,951	—	49,525
Other	2,938	—	66,831	69,769

Securities owned, at fair value	700,152	167,554	78,718	946,424
Investments(1)	910	37,332	13,132	51,374
Derivative contracts	—	1	—	1
TBAs	—	5,625	—	5,625

Total	$771,596	$210,512	$91,850	$1,073,958

	Fair Value Measurement: Liabilities
	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$39,979	$—	$—	$39,979
U.S. Agency securities	—	43	—	43
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	4,439	—	4,439
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	1,209	—	1,209
Convertible bonds	—	9,143	—	9,143
Corporate equities	17,119	18,405	—	35,524
Other	64	—	—	64

Securities sold, not yet purchased at fair value	57,162	33,246	—	90,408
Investments	38	—	—	38
Derivative contracts	278	155	3,907	4,340
TBAs	—	1,483	—	1,483
Securities sold under agreements to repurchase(2)	—	101,625	—	101,625

Total	$57,478	$136,509	$3,907	$197,894

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Includes securities sold under agreements to repurchase where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011

Expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,924	$—	$—	$30,924
Cash and securities segregated for regulatory and other purposes	11,500	—	—	11,500
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned:
U.S. Treasury securities	627,870	—	—	627,870
U.S. Agency securities	32,663	21,695	—	54,358
Sovereign obligations	—	577	—	577
Corporate debt and other obligations	12,538	14,650	—	27,188
Mortgage and other asset-backed securities	—	4,594	16	4,610
Municipal obligations	—	51,401	3,562	54,963
Convertible bonds	—	50,157	—	50,157
Corporate equities	29,150	9,484	—	38,634
Other	1,184	—	65,001	66,185

Securities owned, at fair value	703,405	152,558	68,579	924,542
Investments(1)	1,512	32,964	12,482	46,958
Derivative contracts	—	20	—	20
TBAs	—	5,791	—	5,791
Securities purchased under agreements to resell	—	847,610	—	847,610

Total	$756,436	$1,038,943	$81,061	$1,876,440

	Fair Value Measurement: Liabilities
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$27,462	$—	$—	$27,462
U.S. Agency securities	—	47	—	47
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	3,696	—	3,696
Mortgage and other asset-backed securities	—	14	—	14
Municipal obligations	—	485	—	485
Convertible bonds	—	8,533	—	8,533
Corporate equities	16,467	12,589	—	29,056
Other	72	—	50	122

Securities sold, not yet purchased at fair value	44,001	25,364	50	69,415
Investments	26	—	—	26
Derivative contracts	66	8	2,347	2,421
TBAs	—	2,254	—	2,254

Total	$44,093	$27,626	$2,397	$74,116

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Includes securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three months ended March 31, 2012.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011.

Expressed in thousands of dollars.

	For the Three-Month Period Ended March 31, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4) (5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$16	—	17	80	(15)	—	$98
Municipals	3,562	—	(1,078)	9,305	—	—	11,789
Other(2)	65,001	—	(1,499)	10,300	(6,971)	—	66,831
Investments(3)	12,482	—	515	124	—	11	13,132

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	50	—	—	(50)	—	—	—
Derivative contracts	2,347	—	—	1,560	—	—	3,907

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)

Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Expressed in thousands of dollars.

	For the Three-Month Period Ended March 31, 2011
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$14	1	—	—	(15)	—	$—
Municipals	1,787	—	(147)	525	—	—	2,165
Other(2)	35,909	—	(2,902)	6,575	(3,000)	—	36,582
Investments(3)	17,208	—	(3)	127	—	(24)	17,308

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	—	—	—	—	—	—	—
Derivative contracts	—	—	—	—	—	—	—

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)

Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at March 31, 2012 (none at December 31, 2011).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil million and $101.6 million, respectively.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 7 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. The swaps expired on March 31, 2011. For the three months ended March 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 and was recorded as other comprehensive income on the condensed consolidated statement of comprehensive income (loss).

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The Company recorded $19,200 in interest expense with respect to the interest rate cap for the three months ended March 31, 2012.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At March 31, 2012, the Company did not have any such hedges in place.

“To-be-announced” securities”

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

The following table summarizes the notional and fair values of the TBAs as of March 31, 2012 and December 31, 2011.

Expressed in thousands of dollars.

	March 31, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$511,417	$5,625	$574,365	$5,791
Purchase of TBAs	$126,984	$1,483	$137,572	$2,254

(1)

TBAs are used to offset exposures related to commitments to provide funding for FHA loans at OMHHF. At March 31, 2012, the loan commitments balance was $359.1 million ($326.7 million at December 31, 2011). In addition, at March 31, 2012, OMHHF had a loan receivable balance (included in other assets) of $25.4 million ($109.3 million at December 31, 2011) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At March 31, 2012, the Company had 200 open short contracts for 10-year U.S. Treasury notes with a fair value of $278.0 million used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At March 31, 2012, the Company had 7.3 billion open contracts for Federal Funds futures with a fair value of approximately $155.0 million used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. At March 31, 2012, the Company did not have any repo-to-maturity transactions outstanding.

The notional amounts and fair values of the Company’s derivatives at March 31, 2012 and December 31, 2011 by product were as follows:

Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of March 31, 2012

	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$1

Total Assets		$100,000	$1

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$278
	Federal Funds Futures (3)	7,255,000	155
Other contracts	Auction rate securities purchase commitment (4)	41,831	3,907

Total Liabilities		$7,316,831	$4,340

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in securities owned on the condensed consolidated balance sheet.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments
As of December 31, 2011

	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$20

Total Assets		$100,000	$20

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$66
	Federal Funds Futures (3)	5,985,000	8
Other contracts	Auction rate securities purchase commitment (4)	57,292	2,347

Total Liabilities		$6,062,292	$2,421

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in securities owned on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended March 31, 2012.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehensive Income on Derivatives -Effective Portion (after– tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
	Caps (3)	N/A	(11)	—	Interest expense	—

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	257	—	None	—
	Federal Funds Futures	Principal transaction revenue	188	—	None	—
Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	(1,560)	—	None	—

Total			$(1,126)	$—		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the period ended March 31, 2012.
(3)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the year ended December 31, 2011.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehensive Income on Derivatives -Effective Portion (after– tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps	N/A	$—	$—	Interest expense	$(50)
	Caps (3)	N/A	(1,964)	—	Interest expense	(1,272)

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(3,594)	—	None	—
	Federal Funds Futures	Principal transaction revenue	(542)	—	None	—
	Euro-dollar Futures	Principal transaction revenue	(382)	—	None	—
	Euro FX	Principal transaction revenue	(131)	—	None	—
Other contracts	Forward purchase commitment (4)	Principal transaction revenue	(1,147)	—	None	—
	Auction rate securities purchase commitment	Principal transaction revenue	406	—	None	—

Total			$(7,354)	$—		$(1,322)

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the year ended December 31, 2011.
(3)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge and, as a result, a loss of $1.3 million, net of tax, has been reclassified from other comprehensive income (loss) to other expenses on the condensed consolidated statement of operations.
(4)	Forward commitment to repurchase government securities that received sale treatment related to “Repo-to-Maturity” transactions.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At March 31, 2012, bank call loans were $92.6 million ($27.5 million at December 31, 2011).

At March 31, 2012, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $103.4 million and $198.1 million, respectively, primarily with two U.S. money center banks. At March 31, 2012, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $306.9 million under securities loan agreements.

At March 31, 2012, the Company had deposited $554.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At March 31, 2012, the Company had no outstanding letters of credit.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as the repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $101.6 million, respectively.

At March 31, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $6.1 billion and $6.7 billion, respectively ($5.5 billion and $6.1 billion, respectively, at December 31, 2011).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2012, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $211.9 million ($209.9 million at December 31, 2011) and $6.1 billion ($5.5 billion at December 31, 2011), respectively, of which the Company has sold and re-pledged approximately $28.2 million ($44.0 million at December 31, 2011) under securities loaned transactions and $6.1 billion under repurchase agreements ($5.5 billion at December 31, 2011).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $650.7 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2012 ($653.7 million at December 31, 2011). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $139.2 million as at March 31, 2012 ($119.8 million at December 31, 2011).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of March 31, 2012, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re-hypothecated was $7.6 million. This investment has been included in the condensed consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of March 31, 2012 are receivables from two major U.S. broker-dealers totaling approximately $78.0 million.

The Company participates in loan syndications through its debt capital markets business. Through OPY Credit Corp., the Company operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. The Company has exposure, up to a maximum of 10%, of the excess underwriting commitment provided by CIBC over CIBC’s targeted loan retention (defined as “Excess Retention”). The Company quantifies its Excess Retention exposure by assigning a fair value to the underlying loan commitment provided by CIBC (in excess of what CIBC has agreed to retain) which is based on the fair value of the loans trading in the secondary market. To the extent that the fair value of the loans has decreased, the Company records an unrealized loss on the Excess Retention. Underwriting of loans pursuant to the warehouse facility is subject to joint credit approval by the Company and CIBC. As of March 31, 2012, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $65.4 million ($65.9 million as of December 31, 2011) and had $nil in Excess Retention ($nil as of December 31, 2011).

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at March 31, 2012 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2012, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of March 31, 2012, the Company had $4.7 million committed under such financing arrangements.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2012, OMHHF had $11.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three months ended March 31, 2012 was $347,700 ($372,100 for the three months ended March 31, 2011).

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at March 31, 2012 and December 31, 2011:

As of March 31, 2012

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,903,729	$328	$—	$—	$328
Private Equity Funds	140,707	27	—	13	40

Total	$2,044,436	$355	$—	$13	$368

As of December 31, 2011

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,668,508	$393	$—	$—	$393
Private Equity Funds	142,275	27	—	13	40

Total	$1,810,783	$420	$—	$13	$433

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

7. Long-term debt

Expressed in thousands of dollars.

Issued	Maturity Date		March 31, 2012	December 31, 2011
Senior Secured Notes (a)	4/15/2018		$195,000	$195,000
Senior Secured Credit Note (b)	7/31/2013	*	$—	$—
Subordinated Note (c)	1/31/2014	*	$—	$—

*	Retired on April 12, 2011
(a)

On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”). The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the second quarter of 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge was reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense in the condensed consolidated statement of operations during the second quarter of 2011.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2012, the Company was in compliance with all of its covenants.

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

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense on the Notes for the three months ended March 31, 2012 was $4.2 million. Interest is due on the Notes semi-annually on April 15 and October 15.

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

Interest expense, as well as interest paid, for the three months ended March 31, 2011 on the Senior Secured Credit Note was $270,600.

(c)	On January 14, 2008, in connection with the acquisition of certain businesses from CIBC World Markets Corp., CIBC made a loan in the amount of $100 million and the Company issued a Subordinated Note to CIBC in the amount of $100 million at a variable interest rate based on LIBOR. The purpose of this Subordinated Note was to support the capital requirements of the acquired business. In accordance with the Subordinated Note, the Company provided certain covenants to CIBC with respect to the maintenance of a minimum fixed charge ratio and maximum leverage ratio and minimum net capital requirements with respect to Oppenheimer.

The principal balance of the Subordinated Note in the amount of $100 million was repaid in full on April 12, 2011 in connection with the issuance of the Notes described in (a) above.

Interest expense, as well as interest paid, for the three months ended March 31, 2011 on the Subordinated Note was $1.4 million.

8. Share capital

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

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended March 31,
	2012	2011
Class A Stock outstanding, beginning of year	13,572,265	13,268,522
Issued pursuant to share-based compensation plans	16,797	266,541
Repurchased and cancelled pursuant to the stock buy-back	(99,900)	—

Class A Stock outstanding, end of year	13,489,162	13,535,063

Stock buy-back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the Securities and Exchange Commission and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases are being made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

In the three months ended March 31, 2012, the Company purchased and cancelled 99,900 shares of Class A Stock for total consideration of $1.6 million ($15.52 per share).

9. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2012, the net capital of Oppenheimer as calculated under the Rule was $159 million or 13% of Oppenheimer’s aggregate debit items. This was $134.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At March 31, 2012, Freedom had net capital of $4.9 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At March 31, 2012, Oppenheimer and Freedom had $16.8 million and $15.3 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At March 31, 2012, the regulatory capital of Oppenheimer Europe Ltd. was $5.4 million which was $1.7 million in excess of the $3.7 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At March 31, 2012, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.1 million, which was $691,000 in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of March 31, 2012. The Company had no deposit requirements as of March 31, 2012.

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

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the three months ended March 31, 2012 and 2011. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended March 31,
	2012	2011
Revenue:
Private Client (1)	$137,306	$147,065
Capital Markets	78,950	88,087
Asset Management (1)	21,958	18,265

Total	$238,214	$253,417

Profit (loss) before income taxes:
Private Client (1)	$1,371	$3,398
Capital Markets	(14,279)	1,365
Asset Management (1)	6,419	5,066

Total	$(6,489)	$9,829

(1)	Asset management revenue is allocated 22.5% to the Asset Management segment and 77.5% to the Private Client segment.

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2012 and 2011, was as follows:

Expressed in thousands of dollars.

	Three months ended March 31,
	2012	2011
United States	$225,635	$239,290
Europe / Middle East	8,277	8,234
Asia	1,826	3,139
South America	2,476	2,754

Total	$238,214	$253,417

12. Subsequent events

On April 25, 2012, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on May 25, 2012 to Class A and Class B Stockholders of record on May 11, 2012.

13. Supplemental Guarantor Consolidated Financial Statements (unaudited)

The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF MARCH 31, 2012

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$667	$32,200	$53,943	$—	$86,810
Cash and securities segregated for regulatory and other purposes	—	—	32,369	—	32,369
Deposits with clearing organizations	—	—	56,137	—	56,137
Receivable from brokers and clearing organizations	—	—	341,230	—	341,230
Receivable from customers, net of allowance for credit losses of $2,716	—	—	872,020	—	872,020
Income taxes receivable	8,661	28,821	(702)	(34,053)	2,727
Securities purchased under agreements to resell	—	—	489	—	489
Securities owned, including amounts pledged of $102,501, at fair value	—	18,554	927,870	—	946,424
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	53,586	—	53,586
Office facilities, net	—	—	25,319	—	25,319
Deferred tax asset	(96)	309	26,955	(27,168)	—
Intangible assets, net	—	—	32,377	—	32,377
Goodwill	—	—	137,889	—	137,889
Other	3,992	1,090	157,011		162,093
Investment in subsidiaries	494,497	885,173	(196,929)	(1,182,741)	—
Intercompany receivables	198,951	(145,881)	(16,455)	(36,615)	—

	$706,672	$932,824	$2,503,109	$(1,393,135)	$2,749,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$41,192	$—	$41,192
Bank call loans	—	—	92,600	—	92,600
Payable to brokers and clearing organizations	—	—	374,068	—	374,068
Payable to customers	—	—	543,793	—	543,793
Securities sold under agreements to repurchase	—	—	647,793	—	647,793
Securities sold, but not yet purchased, at fair value	—	—	90,408	—	90,408
Accrued compensation	—	—	93,088	—	93,088
Accounts payable and other liabilities	8,172	6,919	138,462	152	153,705
Income taxes payable	2,440	22,189	9,424	(34,053)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	—	(2,741)	33,545	(27,168)	3,636
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	36,606	—	(36,606)	—

	205,612	62,973	2,183,951	(210,233)	2,242,303

Stockholders’ equity attributable to
Oppenheimer Holdings Inc.	501,060	869,851	313,051	(1,182,902)	501,060
Noncontrolling interest	—	—	6,107	—	6,107
Stockholders’ equity	501,060	869,851	319,158	(1,182,902)	507,167

	$706,672	$932,824	$2,503,109	$(1,393,135)	$2,749,470

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF DECEMBER 31, 2011

		Guarantor	Non-Guarantor
Expressed in thousands of dollars.	Parent	subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,555	$11,882	$55,892	$—	$70,329
Cash and securities segregated for regulatory and other purposes	—	—	30,086	—	30,086
Deposits with clearing organizations	—	—	35,816	—	35,816
Receivable from brokers and clearing organizations	—	20	288,093		288,113
Receivable from customers, net of allowance for credit losses of $2,716	—	—	837,822	—	837,822
Income taxes receivable	6,785	30,942	(702)	(30,282)	6,743
Securities purchased under agreements to resell	—	—	847,688	—	847,688
Securities owned, including amounts pledged of $102,501, at fair value	—	17,811	906,730	—	924,541
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	54,044	—	54,044
Office facilities, net	—	—	16,976	—	16,976
Deferred tax asset	(50)	309	21,130	(21,389)	—
Intangible assets, net	—	—	35,589	—	35,589
Goodwill	—	—	137,889	—	137,889
Other	4,055	1,533	236,215		241,803
Investment in subsidiaries	496,512	896,819	(199,063)	(1,194,268)	—
Intercompany receivables	199,387	(128,746)	(33,506)	(37,135)	—

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$51,848	$—	$51,848
Bank call loans	—	—	27,500	—	27,500
Payable to brokers and clearing organizations	—	—	335,610	—	335,610
Payable to customers	—	—	479,896	—	479,896
Securities sold under agreements to repurchase	—	—	1,508,493	—	1,508,493
Securities sold, but not yet purchased, at fair value	—	—	69,415	—	69,415
Accrued compensation	—	—	144,283	—	144,283
Accounts payable and other liabilities	3,734	6,915	174,318	(298)	184,669
Income taxes payable	2,440	22,189	5,653	(30,282)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	—	(1,855)	33,546	(21,389)	10,302
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	37,126	—	(37,126)	—

	201,174	64,375	2,950,140	(201,653)	3,014,036

Stockholders’ equity attributable to
Oppenheimer Holdings Inc.	508,070	878,753	315,226	(1,193,979)	508,070
Noncontrolling interest	—	—	5,333	—	5,333
Stockholders’ equity	508,070	878,753	320,559	(1,193,979)	513,403

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE TWELVE MONTHS ENDED MARCH 31, 2012

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$125,634	$—	$125,634
Principal transactions, net	—	488	12,067	—	12,555
Interest	—	3,097	12,996	(2,700)	13,393
Investment banking	—	—	20,087	—	20,087
Advisory fees	—	—	50,714	(637)	50,077
Other	—	—	16,468	—	16,468

	—	3,585	237,966	(3,337)	238,214

EXPENSES
Compensation and related expenses	128	—	158,523	—	158,651
Clearing and exchange fees	—	—	6,031	—	6,031
Communications and technology	—	—	16,138	—	16,138
Occupancy and equipment costs	—	(42)	24,386	—	24,344
Interest	4,374	66	7,052	(2,700)	8,792
Other	343	18	31,023	(637)	30,747

	4,845	42	243,153	(3,337)	244,703

Profit (loss) before income taxes	(4,845)	3,543	(5,187)	—	(6,489)
Income tax provision (benefit)	(1,832)	1,233	(2,007)	—	(2,606)
Net profit (loss) for the period	(3,013)	2,310	(3,180)	—	(3,883)
Less net profit attributable to non-controlling interest, net of tax	—	—	(774)	—	(774)
Equity in subsidiaries	(1,644)	—	—	1,644	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(4,657)	$2,310	$(3,954)	$1,644	$(4,657)

Comprehensive income (loss)	$2	$—	$(368)	$—	$(366)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$136,855	$—	$136,855
Principal transactions, net	—	—	10,991	—	10,991
Interest	—	1,748	14,789	(1,748)	14,789
Investment banking	—	—	28,441	—	28,441
Advisory fees	—	—	49,032	(583)	48,449
Other	—	—	13,892	—	13,892

	—	1,748	254,000	(2,331)	253,417

EXPENSES
Compensation and related expenses	104	—	170,311	—	170,415
Clearing and exchange fees	—	—	6,313	—	6,313
Communications and technology	14	—	15,925	—	15,939
Occupancy and equipment costs	—	—	18,546	—	18,546
Interest	—	1,503	8,019	(1,748)	7,774
Other	214	181	24,789	(583)	24,601

	332	1,684	243,903	(2,331)	243,588

Profit (loss) before income taxes	(332)	64	10,097	—	9,829
Income tax provision (benefit)	(134)	54	4,148	—	4,068
Net profit (loss) for the period	(198)	10	5,949	—	5,761
Less net profit attributable to non-controlling interest, net of tax	—	—	(675)	—	(675)
Equity in subsidiaries	5,284	—	—	(5,284)	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$5,086	$10	$5,274	$(5,284)	$5,086

Comprehensive income (loss)	$(1)	$72	$240	$—	$311

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,013)	$2,310	$(3,180)	$—	$(3,883)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	2,845	—	2,845
Deferred income tax	—	—	(6,666)	—	(6,666)
Amortization of notes receivable	—	—	4,870	—	4,870
Amortization of debt issuance costs	—	—	99	—	99
Amortization of intangible assets	—	—	3,212	—	3,212
Provision for credit losses	—	—	178	—	178
Share-based compensation expense	—	—	1,259	—	1,259
Changes in operating assets and liabilities	4,130	18,008	(64,955)	—	(42,817)

Cash flow provided by (used in) continuing operations	1,117	20,318	(62,338)	—	(40,903)

Cash flows from Investment activities
Purchase of office facilities	—	—	(4,711)	—	(4,711)

Cash used in investing activities	—	—	(4,711)	—	(4,711)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,495)	—	—	—	(1,495)
Issuance of Class A non-voting common stock	—	—	—	—	—
Repurchase of Class A non-voting common stock	(1,551)	—	—	—	(1,551)
Debt Issuance Cost	—	—	—	—	—
Issuance of senior secured note	—	—	—	—	—
Buy back of senior secured note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Other financing activities	41	—	65,100	—	65,141

Cash flow provided by (used in) financing activities	(3,005)	—	65,100	—	62,095

Net increase (decrease) in cash and cash equivalents	(1,888)	20,318	(1,949)	—	16,481
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$667	$32,200	$53,943	$—	$86,810

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(198)	$10	$5,949	$—	$5,761
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	3,527	—	3,527
Deferred income tax	—	—	3,888	—	3,888
Amortization of notes receivable	—	—	5,087	—	5,087
Amortization of debt issuance costs	—	—	273	—	273
Amortization of intangible assets	—	—	1,082	—	1,082
Provision for credit losses	—	—	—	—	0
Share-based compensation expense	—	—	4,836	—	4,836
Changes in operating assets and liabilities	3,181	245	10,781	—	14,207

Cash flow provided by (used in) continuing operations	2,983	255	35,423	—	38,661

Cash flows from Investment activities
Purchase of office facilities	—	—	(1,549)	—	(1,549)

Cash used in investing activities	—	—	(1,549)	—	(1,549)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,500)	—	—	—	(1,500)
Issuance of Class A non-voting common stock	71	—	—	—	71
Debt Issuance Cost	—	—	—	—	—
Issuance of senior secured note	—	—	—	—	—
Buy back of senior secured note	—	—	—	—	—
Repayments of senior secured credit note	—	—	(125)	—	(125)
Other financing activities	(1,672)	—	(33,800)	—	(35,472)

Cash flow provided by (used in) financing activities	(3,101)	—	(33,925)	—	(37,026)

Net increase (decrease) in cash and cash equivalents	(118)	255	(50)	—	87
Cash and cash equivalents, beginning of the period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of the period	$243	$14	$52,684	$—	$52,941

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2011.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at March 31, 2012, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at March 31, 2012 totaled approximately $83.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. At March 31, 2012, client assets under management by the asset management groups totaled $20.1 billion. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUY and HOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At March 31, 2012, the Company employed 3,565 employees (3,497 full time and 68 part time), of whom approximately 1,435 were financial advisors.

Critical Accounting Policies

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in notes 1 and 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2011. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisors in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment. The Company will continue to nurture the growth of OMHHF as well as its business in non-U.S. markets.

Recent events have caused increased review and scrutiny on the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight, term, and repo-to-maturity transactions) to finance its short term liquidity needs (see “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations. At March 31, 2012, the Company did not have any repo-to-maturity transactions outstanding.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in 2008. Clients of the Company continue to own a significant amount of ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company did not act as an auction agent for ARS.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Factors Affecting ‘Forward-Looking Statements”.

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

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, but rules adopted in the U.S. and the United Kingdom will likely create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. Recent comments by non-U.S. Regulators and discussions in Congress have made it increasingly likely that the Volcker Rule will not become effective in July 2012 as originally planned. It seems likely that additional comments will be permitted surrounding the impact of the Volker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations have anlyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, 17 such SIFI’s have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI.

The impact of the rules and requirements that were created by the passage of the Patriot Act and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Oppenheimer is required to make such a certification on an annual basis and did so in March 2012.

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisors concerning, the sale of low-priced securities. The Company has responded to numerous document requests and there has been on-the-record testimony given by financial advisors and supervisory personnel who work in several of Oppenheimer’s branch offices as well as its New York headquarters in connection with this inquiry.

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

Since October 2011, Oppenheimer and OAM have been responding to information requests from the SEC and the Attorney General of the Commonwealth of Massachusetts (“MA AG”) regarding an alleged overvaluation in the fall of 2009 of a single portfolio holding in the Oppenheimer Global Resource Private Equity Fund L.P. (“OGRPE”) as well as certain marketing practices associated with OGRPE that occurred during the same time period. Oppenheimer and OAM have responded to document requests and there has been on-the-record testimony given by members of OAM’s private equity group as well as supervisory personnel.

On February 24, 2012, Oppenheimer and OAM received notice from the United States Attorney’s Office for Massachusetts (Boston, “USAMA”) that it intends to seek information from Oppenheimer and OAM regarding the foregoing matters. On March 29, 2012, the USAMA served a subpoena on OGRPE regarding the issues described above.

Oppenheimer, OAM and OGRPE intend to continue to cooperate with the investigating entities.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of March 31, 2012, the Company purchased and holds approximately $83.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $41.8 million in ARS from clients through 2016. See “Legal Proceedings-Auction Rate Securities Matters” herein. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $83.1 million as of March 31, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $314.0 million of ARS at March 31, 2012, exclusive of amounts that (1) were owned by Qualified Institutional Buyers (“QIBs”), (2) were transferred to the Company after February 2008, (3) were purchased by clients after February 2008, or (4) were transferred from the Company to other securities firms after February 2008. Of the $314.0 million of ARS referred to above, the Company has committed to repurchase $21.2 million as a result of legal settlements, resulting in a net number of client assets held in the preceding settlement not subject to a repurchase commitment of $292.8 million. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Legal Proceedings” herein.

Pursuant to a settlement agreement entered into in June 2011 between Oppenheimer and Hansen Beverage Company, Oppenheimer agreed to repurchase certain ARS owned by Hansen. At March 31, 2012, Hansen owned approximately $20.8 million ARS that is subject to repurchase by Oppenheimer at certain intervals through January 2016.

Other Matters

The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and some or all of these may result in enforcement proceedings as a result of its business conducted in the various states.

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. See “Legal Proceedings” herein.

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

Results of Operations

The Company reported a net loss for the three months ended March 31, 2012 of $4.7 million or ($0.34) per share compared to a net profit of $5.1 million or $0.38 per share in the same period of 2011. Revenue for the three months ended March 31, 2012 was $238.2 million, a decrease of 6.0% compared to $253.4 million in the same period of 2011. The results for the quarter were negatively impacted by costs associated with auction rate securities (litigation costs and valuation adjustments to auction rate securities the Company has purchased or committed to purchase at a future date) and the New York City real estate consolidation.

While many of the cash expenses associated with the Company’s move to its new headquarters in New York City have been reimbursed by the landlord, the required accounting treatment resulted in a significant negative impact to earnings of $6.3 million for the quarter. In addition, costs of $9.6 million resulting from the failure of the auction rate securities (ARS) market in 2008 had a significant impact on the first quarter of 2012. The impact arises from valuing ARS previously purchased and those committed to be purchased from clients in an increasing interest rate environment as well the costs associated with resolving numerous ARS arbitrations that were pending. When the Company makes a decision to resolve these or any other ARS cases, it does so with the intent of resolving them with the least possible risk to the Company and at the lowest cost. During the first quarter of 2012, the Company resolved eleven ARS cases. This represents substantially less than the amounts claimed in these cases and provides certainty of outcome for the Company. Such costs include both settlement costs, legal costs and liquidity allowances for commitments associated with purchasing ARS from plaintiffs over the next few years.

Client assets entrusted to the Company and under administration totaled approximately $83.2 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $20.1 billion at March 31, 2012 ($74.8 billion and $19.9 billion, respectively, at March 31, 2011). Client assets under administration increased 11.2% while assets under fee-based programs increased 1.1% at March 31, 2012 compared to March 31, 2011. We experienced an overall decline of 6.0% in revenue compared to the first quarter of 2011, but an overall increase of 3.8% in revenue compared to the fourth quarter of 2012.

The U.S. economy continues to show signs of improvement including increased economic activity and a somewhat better employment picture. The overhang arising from issues related to European sovereign debt and signs of slowing economies in Europe and China has put a brake on rising consumer confidence. While equity markets continued to climb during the first quarter, they did so on low volume and stock markets still have not attracted participation by the individual retail investor. Interest rates remain at historically low levels and concerns over Iran and potential disruptions in oil supply have given rise to increased prices at the gas pump and raised concerns over inflationary pressures. These elements have led to a cautionary period and a difficult operating environment.

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

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2012 compared to the same period in 2011.

Amounts are expressed in thousands of dollars.

	Three months ended March 31, 2012 compared to 2011
	Period to period change	Percentage change
Revenue -
Commissions	$(11,221)	-8.2%
Principal transactions, net	1,564	14.2%
Interest	(1,396)	-9.4%
Investment banking	(8,354)	-29.4%
Advisory fees	1,628	3.4%
Other	2,576	18.5%

Total revenue	(15,203)	-6.0%

	Three months ended March 31, 2012 compared to 2011
	Period to period change	Percentage change
Expenses -
Compensation and related expenses	(11,764)	-6.9%
Clearing and exchange fees	(282)	-4.5%
Communications and technology	199	1.2%
Occupancy and equipment costs	5,798	31.3%
Interest	1,018	13.1%
Other	6,146	25.0%

Total expenses	1,115	0.5%

Profit (loss) before income taxes	(16,318)	n/a
Income tax provision (benefit)	(6,674)	n/a

Net profit (loss)	(9,644)	n/a

Net profit attributable to non-controlling interest, net of tax	(99)	14.7%

Net profit (loss) attributable to the Company	$(9,743)	n/a

Highlights of the Company’s results for the three months ended March 31, 2012 follow.

Revenue and Expenses

Revenue - First Quarter 2012

•

Commission revenue was $125.6 million for the first quarter of 2012, a decrease of 8.2% compared to $136.9 million in the first quarter of 2011. Investors remained largely on the side-lines as worries about the economy continued to impact their decisions.

•

Principal transactions revenue was $12.6 million in the first quarter of 2012 compared to $11.0 million in the first quarter of 2011, an increase of 14.2%. The increase primarily relates to higher income from fixed income trading of $3.6 million as well as higher investment income of $1.6 million in the first quarter of 2012 compared to the same period in 2011. These increases are offset by an increase of $3.9 million in the valuation adjustment against the Company’s holdings of and commitments to purchase client auction rate securities.

•

Interest revenue was $13.4 million in the first quarter of 2012, a decrease of 9.4% compared to $14.8 million in the first quarter of 2011, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements.

•

Investment banking revenue for the first quarter of 2012 was $20.1 million, a decrease of 29.4% compared to $28.4 million in the first quarter of 2011 primarily due to a decrease of $8.5 million in corporate advisory fees in the first quarter of 2012 compared to the same period of 2011.

•

Advisory fees were $50.1 million in the first quarter of 2012, an increase of 3.4% compared to $48.4 million in the first quarter of 2011. Asset management fees increased by $1.5 million in the first quarter of 2012 compared to the same period in 2011. Asset management fees are calculated based on client assets under management at the end of the prior quarter which were $18.6 billion at December 31, 2011, a decrease of 1.1% compared to $18.8 billion at December 31, 2010.

•

Other revenue for the first quarter of 2012 was $16.5 million, an increase of 18.5% compared to $13.9 million in the first quarter of 2011 primarily due to an increase of $2.2 million in the market value of Company-owned life insurance policies that support our deferred compensation plans as well as an increase of $765,000 in loan origination and servicing fees from the Oppenheimer Multifamily Housing & Healthcare Finance business.

Expenses - First Quarter 2012

•

Compensation and related expenses for the first quarter of 2012 were $158.7 million, a decrease of 6.9% compared to $170.4 million in the first quarter of 2011. The decrease was a result of lower compensation that is directly related to lower production-related revenue as well as a decrease in share-based compensation expense of $3.6 million.

•	Clearing and exchange fees for the first quarter of 2012 were $6.0 million, a decrease of 4.5% compared to $6.3 million in the first quarter of 2011 due to lower transaction volumes.

•

Communications and technology expenses for the first quarter of 2012 were $16.1 million, an increase of 1.2% compared to $15.9 million in the first quarter of 2011 as a result of higher market data-related costs.

•

Occupancy and equipment costs for the first quarter of 2012 were $24.3 million, an increase of 31.3% compared to $18.5 million in the first quarter of 2011. As discussed above, the New York City real estate consolidation resulted in additional costs of $6.3 million during the quarter from overlapping rent, accelerated amortization of fixed and intangible assets, and relocation costs. The Company expects a further $2.8 million in overlapping rent costs to be incurred during the balance of 2012. These costs have largely been reimbursed by the new landlord through a “free rent” period which expires in February 2013, which reimbursement will be recognized over the life of the lease as required by U.S. GAAP.

•

Interest expenses were $8.8 million for the first quarter of 2012, an increase of 13.1% compared to $7.8 million in the first quarter of 2011 primarily due to higher interest costs related to the senior secured note which was put into place in April 2011.

•

Other expenses for the first quarter of 2012 were $30.7 million, an increase of 25.0% compared to $24.6 million in the first quarter of 2011 primarily due to increased legal and settlement costs of $3.1 million as well as increased fees to outside portfolio managers of $2.3 million in the first quarter of 2012 compared to the same period in 2011.

Liquidity and Capital Resources

Total assets at March 31, 2012 decreased by 22.1% from December 31, 2011 levels due in large part to the Company’s reduction of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs have been met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2012, the Company had $92.6 million of such borrowings outstanding compared to outstanding borrowings of $27.5 million at December 31, 2011. The Company also has limited availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of March 31, 2012, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On February 22, 2012, Moody’s announced that it was reviewing for downgrade the ratings of North American bank subsidiaries of European banks. Moody’s is also reviewing for possible downgrade various U.S. banks and financial institutions. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such actions is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business.”

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of March 31, 2012, the Company purchased and holds approximately $83.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $41.8 million in ARS from clients through 2016. See “Legal Proceedings”. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $83.1 million as of March 31, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2011 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Refinancing

On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75 percent Senior Secured Notes (the “Notes”) due April 15, 2018 at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the CIBC Subordinated Note due 2014 ($100 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which was capitalized during the three months ending June 30, 2011 and will be amortized over the period of the Notes.

Interest expense on the Notes for the three months ended March 31, 2012 was $4.2 million. Interest is due on the Notes semi-annually on April 15 and October 15.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The form of Notes was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At March 31, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

In November 2011, the Company repurchased $5.0 million of the Notes at a cost of $4.7 million.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $5.7 million in forgivable notes, net, to financial advisors (which are inherently illiquid) for the three months ended March 31, 2012 ($2.5 million for the three months ended March 31, 2011) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2012, bank call loans were $92.6 million ($27.5 million at December 31, 2011 and $113.2 million at March 31, 2011). The average bank loan outstanding for the three months ended March 31, 2012 was $69.5 million ($121.1 million for the three months ended March 31, 2011). The largest bank loan outstanding for the three months ended March 31, 2012 was $157.9 million ($193.6 million for the three months ended March 31, 2011). The weighted average interest rate on bank call loans applicable on March 31, 2012 was 1.4%.

At March 31, 2012, stock loan balances totaled $349.9 million ($318.8 million at December 31, 2011 and $401.6 million at March 31, 2011). The average daily stock loan balance for the three months ended March 31, 2012 was $342.9 million ($383.1 million and for the three months ended March 31, 2011). The largest stock loan balance for the three months ended March 31, 2012 was $400.5 million ($450.8 million for the three months ended March 31, 2011).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements were $ nil and $101.6 million, respectively.

At March 31, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $6.1 billion and $6.7 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2012 was $7.2 billion and $8.2 billion, respectively ($5.0 billion and $5.5 billion, respectively, for the three months ended March 31, 2011). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2012 was $8.8 billion and $9.6 billion, respectively ($7.4 billion and $8.2 billion, respectively, for the three months ended March 31, 2011).

At March 31, 2012, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended March 31, 2012 was $nil. At March 31, 2012, the gross leverage ratios including and excluding the effects of treating repo-to-maturity transactions as sales transactions were 5.4 and 5.4, respectively.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2012, OMHHF had $11.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.75%. Interest expense for the three months ended March 31, 2012 was $347,700 ($372,100 for the three months ended March 31, 2011).

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

Funding Risk

Expressed in thousands of dollars.

	For the three months ended March 31,
	2012	2011
Cash provided by (used in) operating activities	$(40,903)	$38,661
Cash used in investing activities	(4,711)	(1,549)
Cash (used in) provided by financing activities	62,095	(37,026)

Net increase in cash and cash equivalents	$16,481	$86

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’”).

Other Matters

During the first quarter of 2012, the Company issued 16,797 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

During the first quarter of 2012, the Company repurchased 99,900 shares of Class A Stock at the cost of $15.52 per share pursuant to its stock buy-back program. These share have been cancelled.

During the year ended December 31, 2011, the Company identified historical errors in its tax accounts resulting in an $9.8 million credit to opening retained earnings as of January 1, 2011. See note 3 to the condensed consolidated financial statements appearing in Item 1 for further details.

On February 24, 2012, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On April 25, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 25, 2012 to stockholders of record on May 11, 2012.

The book value of the Company’s Class A and Class B Stock was $37.32 at March 31, 2012 compared to $37.30 at March 31, 2011, based on total outstanding shares of 13,588,842 and 13,634,743, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2012 was 13,597,330 compared to 14,203,413 outstanding for the same period in 2011.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 6 to the condensed consolidated financial statements appearing in Item 1 herein.

Contractual and Contingent Obligations

The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of new senior secured notes issued in the amount of $200 million. See note 7 to the condensed consolidated financial statements appearing in Item 1 herein.

The following table sets forth the Company’s contractual and contingent commitments as at March 31, 2012.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals (1)	$396	$34	$91	$74	$197
Committed capital	5	5	—	—	—
Earn-out	25	—	25	—	—
Revolving commitment (2)	6	—	—	—	6
Senior Secured Notes (3)	195	—	—	—	195
ARS purchase offers (4)	42	15	20	7	—

Total	$669	$54	$136	$81	$398

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5 million in November 2011.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with the Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

As disclosed in the fourth quarter of 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City in order to consolidate in one location the key business and operations of the Company. The Company began moving certain businesses into the new location during the fourth quarter of 2011 and is expected to complete the move by the end of the third quarter of 2012. The Company currently estimates savings of approximately $62 million in occupancy and equipment costs over the 15-year life of the lease. During the period ended March 31, 2012, the Company incurred additional costs of $6.3 million from overlapping rent and accelerated amortization of fixed and intangible assets from the prior location being vacated as well as relocation costs. In addition, the cumulative expenditure on fixed assets and leasehold improvements was $11.1 million at March 31, 2012 of which $8.1 million was reimbursed by the landlord. The Company estimates expenditures of an additional $13.2 million for fixed assets and leasehold improvements of which it anticipates $10.7 million will be reimbursed. The Company reported $2.9 million in rent expense for the new location during the period of “free rent” (set to expire in February 2013) which did not require cash outlays. The regulatory net capital of the Company’s broker dealer subsidiary, Oppenheimer & Co. Inc., will not be impacted by the New York City real estate consolidation.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations and (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. There are currently four auction rate securities arbitrations, scheduled to commence prior to June 30, 2012. The US Airways arbitration, discussed in more detail below, commenced in September 2011 and will continue throughout the second quarter of 2012.

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as “Factors Affecting ‘Forward-Looking Statements’”.

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $243 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters.”

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

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at March 31, 2012, the Company had purchased and holds approximately $83.1 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of March 31, 2012, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011 and is continuing and is expected to continue throughout the second quarter of 2012. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of approximately $11.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Claimant further seeks interest and attorneys fees as part of its claim. Oppenheimer believes that claimant’s current ARS holdings are approximately $10 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration has subsequently been rescheduled to commence in October 2012.

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

In March 2010, Oppenheimer and several individuals were served with a FINRA arbitration captioned Seattle Genetics, Inc. vs. Oppenheimer & Co. Inc. et al. The claimant alleges that Seattle Genetics, a publicly traded company, was unsuitable for ARS purchases recommended by an Oppenheimer registered representative. The claimant alleged various causes of action, including but not limited to breach of fiduciary duty, misrepresentation, and negligence. The claimant requested an award against Oppenheimer and individual respondents to repurchase the $14.5 million in ARS currently held by Seattle Genetics, punitive damages, interest and attorneys fees. In March 2012, Oppenheimer entered into a settlement agreement with Seattle Genetics. Pursuant to the settlement agreement, Oppenheimer agreed to pay $1.5 million representing ten percent of the par value of the securities and an additional $1.6 million in interest and costs. In consideration of the foregoing, Seattle Genetics agreed to release all claims against Oppenheimer and the named individuals and to dismiss the proceeding.

In addition to the ARS cases discussed above, as of March 31, 2012, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately 9 arbitration claims before FINRA (net of 4 matters that were settled subsequent to March 31, 2012), as well as three court actions brought in various jurisdictions by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $25,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of March 31, 2012, nine ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in five of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those five actions. In addition, the Company is committed to purchase another approximately $40.5 million in ARS from clients through 2016. In addition the Company has paid or is committed to pay approximately $7.1 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and note 14 to the consolidated financial statements appearing in Item 8 appearing in the Company’s Annual Report of Form 10-K for the year ended December 31, 2011 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters”.

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia. In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal with the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to the United States District Court for the Northern District of Georgia (U.S.N.D. GA). On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the Federal court, was denied on August 2, 2011. Discovery is ongoing. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously.

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

ITEM 1A.	Risk Factors

During the three months ended March 31, 2012, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Previously provided.

(c)	In the three months ended March 31, 2012, the Company purchased and cancelled 99,900 shares of Class A Stock for total consideration of $1.6 million ($15.52 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012	99,900	$15.52	99,900	575,100
February 2012	—	—	—	—
March 2012	—	—	—	—
Total	99,900	$15.52	99,900	575,100

ITEM 6.	Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Elaine K. Roberts

32	Certification of Albert G. Lowenthal and Elaine K. Roberts

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the periods ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 2nd day of May, 2012.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)