Form 10-Q
period 2012-06-30
OPPENHEIMER HOLDINGS INC
filed 2012-08-09
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 31, 2012 was 13,493,912 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I	FINANCIAL INFORMATION

Item. 1 Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2012	December 31, 2011
(Expressed in thousands of dollars)

ASSETS
Cash and cash equivalents	$93,541	$70,329
Cash and securities segregated for regulatory and other purposes	32,487	30,086
Deposits with clearing organizations	64,806	35,816
Receivable from brokers and clearing organizations	294,444	288,113
Receivable from customers, net of allowance for credit losses of $2,659 ($2,548 in 2011)	839,769	837,822
Income taxes receivable	5,811	6,743
Securities purchased under agreements to resell	5,225	847,688
Securities owned, including amounts pledged of $755,395 ($653,651 in 2011), at fair value	1,100,644	924,541
Notes receivable, net	52,799	54,044
Office facilities, net	25,923	16,976
Intangible assets, net	32,356	35,589
Goodwill	137,889	137,889
Other	211,048	241,803

	$2,896,742	$3,527,439

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2012	December 31, 2011
(Expressed in thousands of dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$46,592	$51,848
Bank call loans	86,900	27,500
Payable to brokers and clearing organizations	378,700	335,610
Payable to customers	538,354	479,896
Securities sold under agreements to repurchase	734,883	1,508,493
Securities sold, but not yet purchased, at fair value	94,153	69,415
Accrued compensation	108,306	144,283
Accounts payable and other liabilities	193,507	184,669
Senior secured note	195,000	195,000
Deferred income taxes, net	3,533	10,302
Excess of fair value of acquired assets over cost	7,020	7,020

	2,386,948	3,014,036

Stockholders’ equity
Share capital
Class A non-voting common stock (2012 – 13,489,162 shares issued and outstanding 2011 – 13,572,265 shares issued and outstanding)	61,266	62,593
Class B voting common stock 99,680 shares issued and outstanding	133	133

	61,399	62,726
Contributed capital	38,702	36,832
Retained earnings	403,495	408,720
Accumulated other comprehensive income (loss)	(862)	(208)

Total Oppenheimer Holdings Inc. stockholders’ equity	502,734	508,070
Non-controlling interest	7,060	5,333

	509,794	513,403

	$2,896,742	$3,527,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expressed in thousands of dollars, except share and per share amounts
REVENUE:
Commissions	$112,429	$120,790	$238,063	$257,645
Principal transactions, net	13,460	13,313	26,015	24,304
Interest	14,246	13,649	27,639	28,438
Investment banking	24,971	33,717	45,058	62,158
Advisory fees	53,704	50,055	103,781	98,504
Other	14,335	12,994	30,803	26,886

	233,145	244,518	471,359	497,935

EXPENSES:
Compensation and related expenses	150,896	160,436	309,547	330,851
Clearing and exchange fees	5,989	6,300	12,020	12,613
Communications and technology	15,328	16,069	31,466	32,008
Occupancy and equipment costs	17,409	18,524	41,753	37,070
Interest	8,230	10,669	17,022	18,443
Other	27,454	30,816	58,201	55,417

	225,306	242,814	470,009	486,402

Profit before income taxes	7,839	1,704	1,350	11,533
Income tax provision	4,464	1,266	1,858	5,334

Net profit (loss) for the period	3,375	438	(508)	6,199
Less net profit attributable to non-controlling interest, net of tax	953	747	1,727	1,422

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$2,422	$(309)	$(2,235)	$4,777

Profit (loss) per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.18	($0.02)	($0.16)	$0.35
Diluted	$0.17	($0.02)	($0.16)	$0.34
Weighted average common shares:
Basic	13,588,842	13,658,720	13,593,496	13,605,020
Diluted	14,009,645	13,937,375	13,593,496	13,929,521
Dividends declared per share	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Expressed in thousands of dollars
Net profit (loss) for the period	$3,375	$438	$(508)	$6,199
Other comprehensive income:
Currency translation adjustment	(288)	(120)	(654)	119
Change in cash flow hedges, net of tax	—	1,250	—	1,322

Comprehensive income (loss) for the period	$3,087	$1,568	$(1,162)	$7,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2012	2011
Expressed in thousands of dollars

Cash flows from operating activities:
Net profit (loss) for the period	$(508)	$6,199
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	5,553	6,437
Deferred income tax	(6,769)	2,177
Amortization of notes receivable	9,760	10,140
Amortization of debt issuance costs	319	571
Amortization of intangibles	3,233	2,163
Provision for credit losses	111	(286)
Share-based compensation	2,224	2,720
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(2,401)	(4,496)
Deposits with clearing organizations	(28,990)	(1,830)
Receivable from brokers and clearing organizations	(6,331)	(54,894)
Receivable from customers	(2,058)	1,437
Income taxes receivable	932	1,824
Securities purchased under agreement to resell	842,463	(215,412)
Securities owned	(176,103)	(680,609)
Notes receivable	(8,515)	(10,404)
Other	23,103	41,151
Increase (decrease) in operating liabilities:
Drafts payable	(5,256)	(22,765)
Payable to brokers and clearing organizations	43,090	23,905
Payable to customers	58,458	153,570
Securities sold under agreement to repurchase	(773,610)	777,999
Securities sold, but not yet purchased	24,738	21,422
Accrued compensation	(36,148)	(58,966)
Accounts payable and other liabilities	8,838	(23,194)

Cash used in operating activities	(23,867)	(21,141)

(Continued on next page)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Six months ended June 30,
	2012	2011
Expressed in thousands of dollars

Cash flows from investing activities:
Purchase of office facilities	(7,821)	(3,013)

Cash used in investing activities	(7,821)	(3,013)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,990)	(3,003)
Issuance of Class A non-voting common stock	—	337
Repurchase of Class A non-voting common stock for cancellation	(1,551)	—
Tax benefit (shortfall) from share-based compensation	41	(1,624)
Debt issuance costs	—	(4,346)
Senior secured note issuance	—	200,000
Senior secured credit note repayments	—	(22,503)
Subordinated note repayment	—	(100,000)
Increase (decrease) in bank call loans, net	59,400	12,000

Cash provided by financing activities	54,900	80,861

Net increase (decrease) in cash and cash equivalents	23,212	56,707
Cash and cash equivalents, beginning of period	70,329	52,854

Cash and cash equivalents, end of period	$93,541	$109,561

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$224	$10,392

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$20,456	$13,345
Cash paid during the periods for income taxes	$6,309	$4,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Six months ended June 30,
	2012	2011
Expressed in thousands of dollars
Share capital
Balance at beginning of period	$62,726	$51,901
Issuance of Class A non-voting common stock	224	10,729
Repurchase of Class A non-voting common stock	(1,551)	—

Balance at end of period	$61,399	$62,630

Contributed capital
Balance at beginning of period	$36,832	$47,808
Vested employee share plan awards	(180)	(13,303)
Tax benefit (shortfall) from share-based awards	41	(1,624)
Share-based expense	2,009	2,179

Balance at end of period	$38,702	$35,060

Retained earnings
Balance at beginning of period	$408,720	$394,648
Net profit (loss) for the period attributable to Oppenheimer Holdings Inc.	(2,235)	4,777
Dividends ($0.22 per share in 2012 and 2011)	(2,990)	(3,003)

Balance at end of period	$403,495	$396,422

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(208)	$207
Currency translation adjustment	(654)	119
Change in cash flow hedges, net of tax	—	1,322

Balance at end of period	$(862)	$1,648

Stockholders’ Equity	$502,734	$495,760

Non-controlling interest
Balance at beginning of period	$5,333	$3,032
Net profit attributable to non-controlling interest for the period, net of tax	1,727	1,422

Balance at end of period	$7,060	$4,454

Total equity	$509,794	$500,214

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

Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. As of June 30, 2012, the Company owned 67.34% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $7.1 million. The Company intends to purchase non-controlling interest shares of 16.33% in 2012 which will take its interest to 83.67%.

Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

During the three month period ended June 30, 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to prior periods to establish additional reserves for tax positions. These out-of-period adjustments, which were not material to any prior period, resulted in an increase to income tax expense of $1.85 million offset by a decrease of interest expense of $588,000 on an after tax basis.

2. New Accounting Pronouncements

Recently Adopted

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount based on the qualitative factors, the two-step quantitative test would be required. Otherwise, further testing would not be needed. The ASU is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for goodwill impairment.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows.

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

The financial statements as of June 30, 2011, included herein, have been prepared in light of the cumulative revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above, the next time such financial statements are included in future reports for comparative purposes.

4. Earnings per share

Basic earnings per share was computed by dividing net profit (loss) by the weighted average number of shares of Class A and Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A and Class B Stock outstanding and the effects of the warrant using the if converted method and options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share has been calculated as follows:

Expressed in thousands of dollars, except share and per share amounts.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	13,588,842	13,658,720	13,593,496	13,605,020
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	420,803	—	—	324,501

Diluted weighted average number of shares outstanding	14,009,645	13,658,720	13,593,496	13,929,521

Net profit (loss) for the period	$3,375	$438	$(508)	$6,199
Net profit attributable to non-controlling interests	953	747	1,727	1,422

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$2,422	($309)	$(2,235)	$4,777

Basic profit (loss) per share	$0.18	($0.02)	$(0.16)	$0.35
Diluted profit (loss) per share	$0.17	($0.02)	$(0.16)	$0.34

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and six months ended June 30, 2012 and 2011, the effect of the warrant is anti-dilutive.
(2)	For the both the three and six months ended June 30, 2012, the diluted earnings per share computations do not include the anti-dilutive effect of 1,059,638 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) (1,139,695 and 1,142,028 shares of Class A Stock, respectively, for the three and six months ended June 30, 2011).

5. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	June 30, 2012	December 31, 2011
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$207,252	$217,353
Receivable from brokers	22,668	23,516
Securities failed to deliver	23,154	11,551
Clearing organizations	20,505	19,209
Omnibus accounts	19,864	15,907
Other	1,001	577

	$294,444	$288,113

	June 30, 2012	December 31, 2011
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$295,729	$318,834
Securities failed to receive	24,188	15,236
Clearing organizations and other	58,783	1,540

	$378,700	$335,610

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	June 30, 2012		December 31, 2011
	Owned	Sold	Owned	Sold

U.S. Treasury, agency and sovereign obligations	$796,655	$45,797	$682,805	$27,509
Corporate debt and other obligations	26,233	4,636	27,188	3,696
Mortgage and other asset-backed securities	3,416	7	4,609	14
Municipal obligations	111,104	461	54,963	485
Convertible bonds	50,923	10,953	50,157	8,533
Corporate equities	44,630	32,284	38,634	29,056
Other	67,683	15	66,185	122

Total	$1,100,644	$94,153	$924,541	$69,415

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2012 are mutual funds with estimated fair values of approximately $13.1 million ($13.2 million at December 31, 2011), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of June 30, 2012, the Company did not have any exposure to European sovereign debt.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements and legal settlements, as of June 30, 2012, the Company purchased and holds approximately $77.7 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.4 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $77.7 million as of June 30, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Expressed in thousands of dollars.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2012
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range
Auction Rate Securities(1)	$118,264	$5,731	$112,533	Discounted Cash Flow	Discount Rate	1.14% to 3.01%
					Duration	5 to 8 Years
					Current Yield(2)	0.27% to 1.37%
Total

(1)	Includes ARS owned by the Company of $77.9 million and included in the condensed consolidated balance sheet at June 30, 2012 as well as additional commitments to purchase ARS from clients of $40.4 million which is disclosed in the notes to the condensed consolidated balance sheet.
(2)	Based on current auctions in comparable securities that have not failed.

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

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2012, the Company had a valuation adjustment (unrealized loss) of $5.7 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2012.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$905	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	3,108	1,307	N/A	N/A
Distressed Opportunities Investment Trust(3)	7,662	—	N/A	N/A

Total	$11,675	$1,307

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that invests in distressed debt of U.S. companies.

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012

Expressed in thousands of dollars.

	Fair Value Measurement: Assets As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents	$44,035	$—	$—	$44,035
Cash and securities segregated for regulatory and other purposes	11,498	—	—	11,498
Deposits with clearing organization	9,094	—	—	9,094
Securities owned:
U.S. Treasury securities	708,063	—	—	708,063
U.S. Agency securities	44,923	43,640	—	88,563
Sovereign obligations	—	29	—	29
Corporate debt and other obligations	13,369	12,864	—	26,233
Mortgage and other asset-backed securities	—	3,404	12	3,416
Municipal obligations	—	100,984	10,120	111,104
Convertible bonds	—	50,923	—	50,923
Corporate equities	33,153	11,477	—	44,630
Other	3,039	—	64,644	67,683

Securities owned, at fair value	802,547	223,321	74,776	1,100,644
Investments(1)	368	35,619	12,760	48,747
Derivative contracts	—	—	—	—
TBAs	—	5,846	—	5,846
Securities purchased under agreements to resell	—	5,225	—	5,225

Total	$867,542	$270,011	$87,536	$1,225,089

	Fair Value Measurement: Liabilities As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$35,563	$—	$—	$35,563
U.S. Agency securities	10,197	37	—	10,234
Corporate debt and other obligations	—	4,636	—	4,636
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	461	—	461
Convertible bonds	—	10,953	—	10,953
Corporate equities	19,087	13,197	—	32,284
Other	15	—	—	15

Securities sold, not yet purchased at fair value	64,862	29,291	—	94,153
Investments	67	—	—	67
Derivative contracts	69	146	2,334	2,549
TBAs	—	168	—	168
Securities sold under agreements to repurchase(2)	—	52,584	—	52,584

Total	$64,998	$82,189	$2,334	$149,521

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Includes securities sold under agreements to repurchase agreements where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011

Expressed in thousands of dollars.

	Fair Value Measurement: Assets As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,924	$—	$—	$30,924
Cash and securities segregated for regulatory and other purposes	11,500	—	—	11,500
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned:
U.S. Treasury securities	627,870	—	—	627,870
U.S. Agency securities	32,663	21,695	—	54,358
Sovereign obligations	—	577	—	577
Corporate debt and other obligations	12,538	14,650	—	27,188
Mortgage and other asset-backed securities	—	4,593	16	4,609
Municipal obligations	—	51,401	3,562	54,963
Convertible bonds	—	50,157	—	50,157
Corporate equities	29,150	9,484	—	38,634
Other	1,184	—	65,001	66,185

Securities owned, at fair value	703,405	152,557	68,579	924,541
Investments(1)	1,512	32,964	12,482	46,958
Derivative contracts	—	20	—	20
TBAs	—	5,791	—	5,791
Securities purchased under agreements to resell	—	847,610	—	847,610

Total	$756,436	$1,038,942	$81,061	$1,876,439

	Fair Value Measurement: Liabilities As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$27,462	$—	$—	$27,462
U.S. Agency securities	—	47	—	47
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	3,696	—	3,696
Mortgage and other asset-backed securities	—	14	—	14
Municipal obligations	—	485	—	485
Convertible bonds	—	8,533	—	8,533
Corporate equities	16,467	12,589	—	29,056
Other	72	—	50	122

Securities sold, not yet purchased at fair value	44,001	25,364	50	69,415
Investments	26	—	—	26
Derivative contracts	66	8	2,347	2,421
TBAs	—	2,254	—	2,254

Total	$44,093	$27,626	$2,397	$74,116

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Includes securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three months ended June 30, 2012.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011.

Expressed in thousands of dollars.

	For the Three-Month Period Ended June 30, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4) (5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$98	(7)	(16)	3	(64)	(2)	$12
Municipals	11,789	(5)	586	—	(2,250)	—	10,120
Other(2)	66,831	—	738	4,425	(7,350)	—	64,644
Investments(3)	13,132	—	(78)	3	(297)	—	12,760

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	—	—	—	—	—	—	—
Derivative contracts	3,907	—	(1,573)	—	—	—	2,334

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Expressed in thousands of dollars.

	For the Three-Month Period Ended June 30, 2011
	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$—	—	3	102		—	$105
Municipals	2,165	—	(43)	1,882	(175)	—	3,829
Other(2)	36,582	—	1,966	27,575	(3,025)	—	63,098
Investments(3)	17,308	—	1	426	(1,607)	13	16,141

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	11	—	$11

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011.

Expressed in thousands of dollars.

	For the Six-Month Period Ended June 30, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4) (5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$16	(8)	1	83	(79)	(2)	$12
Municipals	3,562	(5)	(491)	9,305	(2,250)	—	10,120
Other(2)	65,001	—	(761)	14,725	(14,321)	—	64,644
Investments(3)	12,482	—	437	127	(297)	11	12,760

Liabilities:
Other(2)	50	—	—	(50)	—	—	—
Derivative contracts	2,347	—	(13)	—	—	—	2,334

(1)	Represents private placements of non-agency collateralized mortgage obligations
(2)	Represents auction rate securities that failed in the auction rate market
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date

Expressed in thousands of dollars.

	For the Six-Month Period Ended June 30, 2011
	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$14	—	3	102	(14)	—	$105
Municipals	1,787	—	(190)	2,407	(175)	—	3,829
Other(2)	35,909	—	(936)	34,150	(6,025)	—	63,098
Investments(3)	17,208	—	(1)	552	(1,607)	(11)	16,141

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—		—	$(11)

(1)	Represents private placements of non-agency collateralized mortgage obligations
(2)	Represents auction rate securities that failed in the auction rate market
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2012 (none at December 31, 2011).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $5.2 million and $52.6 million, respectively.

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

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The Company recorded $573 and $19,775, respectively, in interest expense with respect to the interest rate cap for the three and six months ended June 30, 2012.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At June 30, 2012, the Company did not have any such hedges in place.

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

The TBA market for certain types of underlying collateral has recently experienced increased levels of transactions reaching their anticipated settlement dates where the government agency (Fannie Mae, Freddie Mac, or Ginnie Mae) has not issued pool allocations. Delays in the settlement of these trades increases risk of counterparty failure and resulting market exposures of having to cover the trades in the open market. At June 30, 2012, the Company had TBA purchases with a notional value of $1.2 million and corresponding TBA sales with a notional value of $1.2 million (both included in the below table) where the expected settlement date was reached but the pool allocations were not issued.

The following table summarizes the notional and fair values of the TBAs as of June 30, 2012 and December 31, 2011.

Expressed in thousands of dollars.

	June 30, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$634,240	$5,846	$574,365	$5,791
Purchase of TBAs	$131,857	$168	$137,572	$2,254

(1)

TBAs are used to offset exposures related to commitments to provide funding for FHA loans at OMHHF. At June 30, 2012, the loan commitments balance was $421.5 million ($326.7 million at December 31, 2011). In addition, at June 30, 2012, OMHHF had a loan receivable balance (included in other assets) of $80.9 million ($109.3 million at December 31, 2011) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At June 30, 2012, the Company had 200 open short contracts for 10-year U.S. Treasury notes with a fair value of $68,750 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At June 30, 2012, the Company had 7.3 billion open contracts for Federal Funds futures with a fair value of approximately $154,615 used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. At June 30, 2012, the Company did not have any repo-to-maturity transactions outstanding.

The notional amounts and fair values of the Company’s derivatives at June 30, 2012 and December 31, 2011 by product were as follows:

Expressed in thousands of dollars.

Fair Value of Derivative Instruments As of June 30, 2012
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$0

Total Assets		$100,000	$0

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$69

	Federal Funds Futures (3)	7,580,000	145

	Euro Dollars Futures	37,000	1
Other contracts	Auction rate securities purchase commitment (4)	40,389	2,334

Total Liabilities		$7,677,389	$2,549

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in securities owned on the condensed consolidated balance sheet.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments As of December 31, 2011
	Description	Notional	Fair Value
Assets:
Derivatives designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$20

Total Assets		$100,000	$20

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$66

	Federal Funds Futures (3)	5,985,000	8

Other contracts	Auction rate securities purchase commitment (4)	57,292	2,347

Total Liabilities		$6,062,292	$2,421

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in securities owned on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended June 30, 2012.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehensive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
	Caps (3)	N/A	$—	$—	Interest expense	$—

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(894)	—	None	—
	Federal Funds Futures	Principal transaction revenue	71	—	None	—

	Euro-Dollars Futures	Principal transaction revenue	(28)	—		—

Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	1,572	—	None	—

Total			$721	$—		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the period ended June 30, 2012.
(3)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the six months ended June 30, 2012.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Recognized in Other Comprehensive Income on Derivatives -Effective Portion (after–tax)	Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Gain/ (Loss)	Location	Gain/ (Loss)
Cash Flow Hedges used for asset and liability management:
Interest rate contracts	Swaps	N/A	$—	$—	Interest expense	$—

	Caps (3)	N/A	(12)	—	Interest expense	—

Derivatives used for trading and investment (1):
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(638)	—	None	—
	Federal Funds Futures	Principal transaction revenue	260	—	None	—

	Euro-dollar Futures	Principal transaction revenue	(28)	—	None	—

Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	13	—	None	—

Total			$(405)	$—		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the year ended December 31, 2011.
(3)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge and, as a result, a loss of $1.3 million, net of tax, has been reclassified from other comprehensive income (loss) to other expenses on the condensed consolidated statement of operations.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2012, bank call loans were $86.9 million ($27.5 million at December 31, 2011).

At June 30, 2012, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $95.7 million and $208.1 million, respectively, primarily with two U.S. money center banks. At June 30, 2012, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $269.8 million under securities loan agreements.

At June 30, 2012, the Company had deposited $622.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At June 30, 2012, the Company had no outstanding letters of credit.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as the repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $5.2 million and $52.6 million, respectively.

At June 30, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $5.7 billion and $6.4 billion, respectively ($5.5 billion and $6.1 billion, respectively, at December 31, 2011).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2012, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $206.4 million ($209.9 million at December 31, 2011) and $5.7 billion ($5.5 billion at December 31, 2011), respectively, of which the Company has sold and re-pledged approximately $20.5 million ($44.0 million at December 31, 2011) under securities loaned transactions and $5.7 billion under repurchase agreements ($5.5 billion at December 31, 2011).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $755.4 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2012 ($653.7 million at December 31, 2011). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $152.6 million as at June 30, 2012 ($119.8 million at December 31, 2011).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of June 30, 2012, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re-hypothecated was $7.7 million. This investment has been included in the condensed consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of June 30, 2012 are receivables from four major U.S. broker-dealers totaling approximately $138.5 million.

The Company participates in loan syndications through its debt capital markets business. The Company participates in loan syndications through its debt capital markets business. Through OPY Credit Corp., the Company operates as underwriting agent or arranger in leveraged financing transactions. At June 30, 2012, it utilized a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. As of June 30, 2012, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $61.2 million ($65.9 million as of December 31, 2011) and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse facility arrangement terminated on July 15, 2012. However, the Company will remain liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s condensed consolidated statement of operations as incurred.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at June 30, 2012 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2012, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

Through its Debt Capital Markets business, the Company also participates, with other members of loan syndications, in providing financing commitments under revolving credit facilities in leveraged financing transactions. As of June 30, 2012, the Company had $4.7 million committed under such financing arrangements. This loan was settled in full on July 2, 2012.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At June 30, 2012, OMHHF had $54.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.15%. Interest expense for the three and six months ended June 30, 2012 was $235,000 and $700,000, respectively ($332,000 and $1.16 million, respectively, for the three and six months ended June 30, 2011).

As discussed in note 6, Financial Instruments, the Company enters into TBA transactions to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBAs are unable to fulfill their contractual obligations.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at June 30, 2012 and December 31, 2011:

As of June 30, 2012

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities

Hedge Funds	$1,831,365	$305	$—	$—	$305
Private Equity Funds	171,681	30	—	10	40

Total	$2,003,046	$335	$—	$10	$345

As of December 31, 2011

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities

Hedge Funds	$1,668,508	$393	$—	$—	$393
Private Equity Funds	142,275	27	—	13	40

Total	$1,810,783	$420	$—	$13	$433

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

7. Long-term debt

Expressed in thousands of dollars.

Issued	Maturity Date		June 30, 2012	December 31, 2011

Senior Secured Notes (a)	4/15/2018		$195,000	$195,000
Senior Secured Credit Note (b)	7/31/2013	*	$—	$—
Subordinated Note (c)	1/31/2014	*	$—	$—

*	Retired on April 12, 2011
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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November, 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain during the three months ending December 31, 2011 of $300,000.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense on the Notes for the three and six months ended June 30, 2012 was $4.3 million and $8.5 million, respectively ($3.8 million in both the three and six months ended June 30, 2011). Interest is due on the Notes semi-annually on April 15 and October 15.

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

Interest expense, as well as interest paid, for the three and six months ended June 30, 2011 on the Senior Secured Credit Note was $35,000 and $306,000, respectively.

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

Interest expense, as well as interest paid, for the three and six months ended June 30, 2011 on the Subordinated Note was $185,000 and $1.6 million, respectively.

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

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Class A Stock outstanding, beginning of period	13,489,162	13,535,063	13,572,265	13,268,522
Issued pursuant to the share-based compensation plans	—	33,882	16,797	300,423
Repurchased and cancelled pursuant to the stock buy-back	—	—	(99,900)	—

Class A Stock outstanding, end of period	13,489,162	13,568,945	13,489,162	13,568,945

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

In the six months ended June 30, 2012, the Company purchased and cancelled 99,900 shares of Class A Stock for total consideration of $1.6 million ($15.52 per share).

9. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2012, the net capital of Oppenheimer as calculated under the Rule was $142.3 million or 11.8% of Oppenheimer’s aggregate debit items. This was $118.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At June 30, 2012, Freedom had net capital of $4.8 million, which was $4.6 million in excess of the $250,000 required to be maintained at that date.

At June 30, 2012, Oppenheimer and Freedom had $17.4 million and $14.9 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At June 30, 2012, the regulatory capital of Oppenheimer Europe Ltd. was $5.0 million which was $1.5 million in excess of the $3.5 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At June 30, 2012, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.1 million, which was $753,000 in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of June 30, 2012. The Company had no deposit requirements as of June 30, 2012.

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

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the three months and six months ended June 30, 2012 and 2011. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Private Client (1)	$128,631	$136,116	$270,459	$284,963
Capital Markets	82,547	88,893	157,350	174,978
Asset Management (1)	21,967	19,509	43,550	37,994

Total	$233,145	$244,518	$471,359	$497,935

Profit (loss) before income taxes:
Private Client (1)	$348	$4,302	$10,098	$14,340
Capital Markets	2,852	(7,161)	(18,691)	(11,947)
Asset Management (1)	4,639	4,563	9,943	9,140

Total	$7,839	$1,704	$1,350	$11,533

(1)	Asset management revenue is allocated 22.5% to the Asset Management segment and 77.5% to the Private Client segment.

Revenue, classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2012 and 2011, was as follows:

Expressed in thousands of dollars.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States	$222,478	$232,272	$448,113	$471,562
Europe / Middle East	7,258	6,554	4,265	14,787
Asia	1,620	3,246	15,534	6,385
South America	1,789	2,446	3,447	5,201

Total	$233,145	$244,518	$471,359	$497,935

12. Subsequent events

On July 15, 2012, the Company terminated its warehouse facility provided by CIBC which was used to extend loans and financing commitments to third-party borrowers.

On July 23, 2012, the Company reached an agreement with RBS Citizens, NA (“Citizens”) whereby Citizens will provide warehouse financing for loans and financing commitments originated by the Company.

On July 25, 2012, the Company declared a cash dividend of $0.11 per share (totaling $1.5 million) payable on August 24, 2012 to Class A and Class B Stockholders of record on August 10, 2012.

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

Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceases to be a direct or indirect subsidiary of the Company if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the indenture for the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Company of its legal defeasance option or covenant defeasance option or the discharge of the Company’s obligations under the indenture for the Notes in accordance with the terms of such indenture.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF JUNE 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,113	$25,864	$66,564	$—	$93,541
Cash and securities segregated for regulatory and other purposes	—	—	32,487	—	32,487
Deposits with clearing organizations	—	—	64,806	—	64,806
Receivable from brokers and clearing organizations	—	—	294,444	—	294,444
Receivable from customers, net of allowance for credit losses of $2,659	—	—	839,769	—	839,769
Income taxes receivable	10,795	29,465	(879)	(33,570)	5,811
Securities purchased under agreements to resell	—	—	5,225	—	5,225
Securities owned, including amounts pledged of $755,395, at fair value	—	13,588	1,087,056	—	1,100,644
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	52,799	—	52,799
Office facilities, net	—	—	25,923	—	25,923
Deferred tax asset	—	2,166	29,097	(31,263)	—
Intangible assets, net	—	—	32,356	—	32,356
Goodwill	—	—	137,889	—	137,889
Other	3,759	949	206,340		211,048
Investment in subsidiaries	499,480	889,006	(194,935)	(1,193,551)	—
Intercompany receivables	188,864	(132,139)	(20,122)	(36,603)	—

	$704,011	$941,457	$2,658,819	$(1,407,545)	$2,896,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$46,592	$—	$46,592
Bank call loans	—	—	86,900	—	86,900
Payable to brokers and clearing organizations	—	—	378,700	—	378,700
Payable to customers	—	—	538,354	—	538,354
Securities sold under agreements to repurchase	—	—	734,883	—	734,883
Securities sold, but not yet purchased, at fair value	—	—	94,153	—	94,153
Accrued compensation	—	—	108,306	—	108,306
Accounts payable and other liabilities	3,696	10,096	182,529	(2,814)	193,507
Income taxes payable	2,440	19,951	8,941	(31,332)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	141	—	34,656	(31,264)	3,533
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	36,604	—	(36,604)	—

	201,277	66,651	2,333,592	(214,572)	2,386,948
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	502,734	874,806	318,167	(1,192,973)	502,734
Noncontrolling interest	—	—	7,060	—	7,060
Stockholders’ equity	502,734	874,806	325,227	(1,192,973)	509,794

	$704,011	$941,457	$2,658,819	$(1,407,545)	$2,896,742

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF DECEMBER 31, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,555	$11,882	$55,892	$—	$70,329
Cash and securities segregated for regulatory and other purposes	—	—	30,086	—	30,086
Deposits with clearing organizations	—	—	35,816	—	35,816
Receivable from brokers and clearing organizations	—	20	288,093		288,113
Receivable from customers, net of allowance for credit losses of $2,716	—	—	837,822	—	837,822
Income taxes receivable	6,785	30,942	(702)	(30,282)	6,743
Securities purchased under agreements to resell	—	—	847,688	—	847,688
Securities owned, including amounts pledged of $102,501, at fair value	—	17,811	906,730	—	924,541
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	54,044	—	54,044
Office facilities, net	—	—	16,976	—	16,976
Deferred tax asset	—	2,164	21,130	(23,294)	—
Intangible assets, net	—	—	35,589	—	35,589
Goodwill	—	—	137,889	—	137,889
Other	4,055	1,533	236,215		241,803
Investment in subsidiaries	496,512	896,819	(199,063)	(1,194,268)	—
Intercompany receivables	199,387	(128,746)	(33,506)	(37,135)	—

	$709,294	$944,983	$3,270,699	$(1,397,537)	$3,527,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$51,848	$—	$51,848
Bank call loans	—	—	27,500	—	27,500
Payable to brokers and clearing organizations	—	—	335,610	—	335,610
Payable to customers	—	—	479,896	—	479,896
Securities sold under agreements to repurchase	—	—	1,508,493	—	1,508,493
Securities sold, but not yet purchased, at fair value	—	—	69,415	—	69,415
Accrued compensation	—	—	144,283	—	144,283
Accounts payable and other liabilities	3,734	6,915	174,318	(298)	184,669
Income taxes payable	2,440	22,189	5,653	(30,282)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	50	—	33,546	(23,294)	10,302
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	37,126	—	(37,126)	—

	201,224	66,230	2,950,140	(203,558)	3,014,036

Stockholders’ equity attributable to Oppenheimer Holdings Inc.	508,070	878,753	315,226	(1,193,979)	508,070
Noncontrolling interest	—	—	5,333	—	5,333
Stockholders’ equity	508,070	878,753	320,559	(1,193,979)	513,403

	$709,294	$944,983	$3,270,699	$(1,397,537)	$3,527,439

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated
REVENUE
Commissions	$—	$—	$238,063	$—	$238,063
Principal transactions, net	—	290	25,725	$—	26,015
Interest	—	6,154	27,816	(6,331)	27,639
Investment banking	—	—	45,058	—	45,058
Advisory fees	—	—	105,038	(1,257)	103,781
Other	—	84	30,803	(84)	30,803

	—	6,528	472,503	(7,672)	471,359

EXPENSES
Compensation and related expenses	212	—	309,335	—	309,547
Clearing and exchange fees	—	—	12,020	—	12,020
Communications and technology	44	—	31,422	—	31,466
Occupancy and equipment costs	—	—	41,837	(84)	41,753
Interest	8,750	20	14,583	(6,331)	17,022
Other	772	37	58,649	(1,257)	58,201

	9,778	57	467,846	(7,672)	470,009

Profit before income taxes	(9,778)	6,471	4,657	—	1,350
Income tax provision (benefit)	(3,910)	4,286	1,482	—	1,858
Net profit for the period	(5,868)	2,185	3,175	—	(508)
Less net profit attributable to non-controlling interest, net of tax	—	—	(1,727)	—	(1,727)
Equity in subsidiaries	3,633	—	—	(3,633)	—

Net profit attributable to Oppnheimer Holdings Inc.	$(2,235)	$2,185	$1,448	$(3,633)	$(2,235)

Comprehensive income (loss)	$(1)	$—	$(653)	$—	$(654)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Elimination	Consolidated
REVENUE
Commissions	$—	$—	$112,429	$—	$112,429
Principal transactions, net	—	(198)	13,658	—	13,460
Interest	—	3,057	14,820	(3,631)	14,246
Investment banking	—	—	24,971	—	24,971
Advisory fees	—	—	54,324	(620)	53,704
Other	—	42	14,335	(42)	14,335

	—	2,901	234,537	(4,293)	233,145

EXPENSES
Compensation and related expenses	84	—	150,812	—	150,896
Clearing and exchange fees	—	—	5,989	—	5,989
Communications and technology	44	—	15,284	—	15,328
Occupancy and equipment costs	—	—	17,451	(42)	17,409
Interest	4,376	1	7,484	(3,631)	8,230
Other	429	19	27,626	(620)	27,454

	4,933	20	224,646	(4,293)	225,306

Profit before income taxes	(4,933)	2,881	9,891	—	7,839
Income tax provision (benefit)	(2,078)	3,034	3,508	—	4,464
Net profit for the period	(2,855)	(153)	6,383	—	3,375
Less net profit attributable to non-controlling interest, net of tax	—	—	(953)	—	(953)
Equity in subsidiaries	5,277	—	—	(5,277)	—

Net profit attributable to Oppnheimer Holdings Inc.	$2,422	$(153)	$5,430	$(5,277)	$2,422

Comprehensive income (loss)	$(3)	$—	$(285)	$—	$(288)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$257,645	$—	$257,645
Principal transactions, net	—	(307)	24,611	—	24,304
Interest	—	4,419	28,230	(4,211)	28,438
Investment banking	—	—	63,158	(1,000)	62,158
Advisory fees	—	—	99,695	(1,191)	98,504
Other	—	—	26,886	—	26,886

	—	4,112	500,225	(6,402)	497,935

EXPENSES
Compensation and related expenses	152	—	330,699	—	330,851
Clearing and exchange fees	—	—	12,613	—	12,613
Communications and technology	21	—	31,987	—	32,008
Occupancy and equipment costs	—	—	37,070	—	37,070
Interest	3,791	3,428	15,435	(4,211)	18,443
Other	1,546	262	55,800	(2,191)	55,417

	5,510	3,690	483,604	(6,402)	486,402

Profit before income taxes	(5,510)	422	16,621	—	11,533
Income tax provision (benefit)	(2,192)	265	7,261	—	5,334
Net profit for the period	(3,318)	157	9,360	—	6,199
Less net profit attributable to non-controlling interest, net of tax	—	—	(1,422)	—	(1,422)
Equity in subsidiaries	8,095	—	—	(8,095)	—

Net profit attributable to Oppnheimer Holdings Inc.	$4,777	$157	$7,938	$(8,095)	$4,777

Comprehensive income (loss)	$—	$—	$119	$—	$119

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$120,790	$—	$120,790
Principal transactions, net	—	(308)	13,621	—	13,313
Interest	—	2,671	13,441	(2,463)	13,649
Investment banking	—	—	34,717	(1,000)	33,717
Advisory fees	—	—	50,662	(607)	50,055
Other	—	—	12,994	—	12,994

	—	2,363	246,225	(4,070)	244,518

EXPENSES
Compensation and related expenses	48	—	160,388	—	160,436
Clearing and exchange fees	—	—	6,300	—	6,300
Communications and technology	7	—	16,062	—	16,069
Occupancy and equipment costs	—	—	18,524	—	18,524
Interest	3,791	1,924	7,417	(2,463)	10,669
Other	1,331	11	31,081	(1,607)	30,816

	5,177	1,935	239,772	(4,070)	242,814

Profit before income taxes	(5,177)	429	6,453	—	1,704
Income tax provision (benefit)	(2,058)	240	3,084	—	1,266
Net profit for the period	(3,119)	189	3,369	—	438
Less net profit attributable to non-controlling interest, net of tax	—	—	(747)	—	(747)
Equity in subsidiaries	2,810	—	—	(2,810)	—

Net profit attributable to Oppnheimer Holdings Inc.	$(309)	$189	$2,622	$(2,810)	$(309)

Comprehensive income (loss)	$—	$—	$(120)	$—	$(120)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(5,868)	$2,185	$3,175	$—	$(508)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	5,553	—	5,553
Deferred income tax	90	(2)	(6,857)	—	(6,769)
Amortization of notes receivable	—	—	9,760	—	9,760
Amortization of debt issuance costs	319	—	—	—	319
Amortization of intangible assets	—	—	3,233	—	3,233
Provision for credit losses	—	—	111	—	111
Share-based compensation expense	—	—	2,224	—	2,224
Changes in operating assets and liabilities	8,517	11,799	(58,106)	—	(37,790)

Cash flow provided by (used in) continuing operations	3,058	13,982	(40,907)	—	(23,867)

Cash flows from Investment activities
Purchase of office facilities	—	—	(7,821)	—	(7,821)

Cash used in investing activities	—	—	(7,821)	—	(7,821)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,990)	—	—	—	(2,990)
Issuance of Class A non-voting common stock	—	—	—	—	—
Repurchase of Class A non-voting common stock	(1,551)	—	—	—	(1,551)
Tax benefit (shortfall) from shared based compensation	41	—	—	—	41
Debt Issuance Cost	—	—	—	—	—
Issuance of senior secured note	—	—	—	—	—
Buy back of senior secured note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Other financing activities	—	—	59,400	—	59,400

Cash flow provided by (used in) financing activities	(4,500)	—	59,400	—	54,900

Net increase (decrease) in cash and cash equivalents	(1,442)	13,982	10,672	—	23,212
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$1,113	$25,864	$66,564	$—	$93,541

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,318)	$157	$9,360	$—	$6,199
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	6,437	—	6,437
Deferred income tax	—	(943)	3,120	—	2,177
Amortization of notes receivable	—	—	10,140	—	10,140
Amortization of debt issuance costs	—	—	571	—	571
Amortization of intangible assets	—	—	2,163	—	2,163
Provision for credit losses	—	—	(286)	—	(286)
Share-based compensation expense	—	—	2,720	—	2,720
Changes in operating assets and liabilities	(189,836)	85,715	52,791	69	(51,262)

Cash flow provided by (used in) continuing operations	(193,155)	84,928	87,016	69	(21,141)

Cash flows from Investment activities
Purchase of office facilities	—	—	(3,013)	—	(3,013)

Cash used in investing activities	—	—	(3,013)	—	(3,013)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,003)	—	—	—	(3,003)
Issuance of Class A non-voting common stock	337	—	—	—	337
Repurchase of Class A non-voting common stock	200,000	—	—	—	200,000
Tax benefit (shortfall) from share-based compensation	—	—	(1,624)	—	(1,624)
Debt Issuance Cost	(4,346)	—	—	—	(4,346)
Repayments of senior secured credit note	—	—	(22,503)	—	(22,503)
Repayments of subordinated loan	—	—	(100,000)	—	(100,000)
Other financing activities	553	(35,215)	46,731	(69)	12,000

Cash flow provided by (used in) financing activities	193,541	(35,215)	(77,396)	(69)	80,861

Net increase (decrease) in cash and cash equivalents	386	49,713	6,607	—	56,707
Cash and cash equivalents, beginning of the period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of the period	$747	$49,472	$59,341	$—	$109,561

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at June 30, 2012, the Company provided its services from over 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at June 30, 2012 totaled approximately $81.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. At June 30, 2012, client assets under management by the asset management groups totaled $20.1 billion. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At June 30, 2012, the Company employed 3,633 employees (3,500 full time and 133 part time), of whom approximately 1,435 were financial advisors.

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

During the three months ended June 30, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent events have caused increased review and scrutiny on the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight, term, and repo-to-maturity transactions) to finance its short term liquidity needs (see “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations. At June 30, 2012, the Company did not have any repo-to-maturity transactions outstanding. In its commodity business, the Company holds all client segregated funds in cash on deposit in commercial bank segregated accounts or in short term securities issued by the U.S. Government.

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

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong (“SFC”), the Israeli Securities Authority (“ISA”) in Israel and various state securities regulators in the United States. Events in the early 2000’s surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The resulting regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, but rules adopted in the U.S. and the United Kingdom will likely create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. While no formal postponement of the effective date of the Volcker Rule has been announced, both regulators and Congressional activity have made it clear that the Volcker Rule will not become effective in July 2012 as originally planned. It seems likely that additional comments will be permitted surrounding the impact of the Volker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations have analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, 17 such SIFI’s have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. Recent revelations around the fixing of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives is likely.

The impact of the rules and requirements that were created by the passage of the Patriot Act and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so.

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisors concerning, the sale of low-priced securities. The Company has responded to numerous document requests and there has been on-the-record testimony given by present and former financial advisors and supervisory personnel who work or worked in several of Oppenheimer’s branch offices as well as its New York headquarters in connection with this inquiry.

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisors. The Company has responded to numerous document requests and there has been on-the-record testimony given by personnel who work in at least one of Oppenheimer’s branch offices as well as its New York headquarters in connection with this inquiry.

Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisors and their supervisors in relation to the sale of low-priced securities.

Since October 2011, Oppenheimer and OAM have been responding to information requests from the SEC and the Attorney General of the Commonwealth of Massachusetts regarding an alleged overvaluation in the fall of 2009 of a single portfolio holding in the Oppenheimer Global Resource Private Equity Fund L.P. (“OGRPE”) as well as certain marketing practices associated with OGRPE that occurred during the same time period. Oppenheimer and OAM have responded to document requests and there has been on-the-record testimony given by members of OAM’s private equity group as well as supervisory personnel.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of June 30, 2012, the Company purchased and holds approximately $77.7 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.4 million in ARS from clients through 2016. See “Legal Proceedings-Auction Rate Securities Matters” herein. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $77.7 million as of June 30, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $260.1 million of ARS at June 30, 2012, exclusive of amounts that (1) were owned by Qualified Institutional Buyers (“QIBs”), (2) were transferred to the Company after February 2008, (3) were purchased by clients after February 2008, or (4) were transferred from the Company to other securities firms after February 2008. Of the $260.1 million of ARS referred to above, the Company has committed to repurchase $38.8 million as a result of legal settlements, resulting in a net number of client assets not subject to a legal settlement repurchase commitment of $221.3 million. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Legal Proceedings” herein.

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

Results of Operations

The Company reported a net profit of $2.4 million or $0.18 per share for the second quarter of 2012 compared to a net loss of $309,000 or ($0.02) per share in the second quarter of 2011. Revenue for the second quarter of 2012 was $233.1 million compared to revenue of $244.5 million in the second quarter of 2011, a decrease of 4.7%. Results for the period were negatively impacted by an adjustment of $1.3 million to establish additional reserves for taxes.

The Company reported a net loss for the six months ended June 30, 2012 of $2.2 million or ($0.16) per share compared to a net profit of $4.8 million or $0.35 per share in the same period of 2011. Revenue for the six months ended June 30, 2012 was $471.4 million, a decrease of 5.3% compared to $497.9 million in the same period of 2011. The results for the first half of 2012 were negatively impacted by costs associated with auction rate securities (litigation costs and valuation adjustments to auction rate securities the Company has purchased or committed to purchase at a future date) of $8.1 million and the New York City real estate consolidation of $6.6 million.

While many of the cash expenses associated with the Company’s move to its new headquarters in New York City have been reimbursed by the landlord, the required accounting treatment resulted in a significant negative impact to earnings of $6.6 million for the first half of the year. In addition, costs of $8.1 million resulting from the failure of the auction rate securities (ARS) market in 2008 had a significant impact on the first half of 2012. The impact arises from valuing ARS previously purchased and those committed to be purchased from clients as well the costs associated with resolving numerous ARS arbitrations that were pending. When the Company makes a decision to resolve these or any other ARS cases, it does so with the intent of resolving them with the least possible risk to the Company and at the lowest cost. During the first half of 2012, the Company resolved ten ARS cases. These settlements were made at a cost that was substantially less than the amounts claimed in these cases and provides certainty of outcome for the Company. Such costs include both settlement costs, legal costs and liquidity allowances for commitments associated with purchasing ARS from plaintiffs over the next few years.

Client assets entrusted to the Company and under management totaled approximately $81.8 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $20.1 billion at June 30, 2012 ($73.9 billion and $19.7 billion, respectively, at June 30, 2011). Client assets under administration increased 10.7% while assets under fee-based programs increased 2% at June 30, 2012 compared to June 30, 2011.

The ongoing European crisis and economic downturn as well as a slowdown in China’s economy impacted the broad investment landscape. U.S. monetary policy remains focused on encouraging economic growth through low interest rates which the Federal Reserve has committed itself to through the end of 2013. The U.S. economy, while still growing, has slowed during the most recent periods with ongoing high unemployment and low levels of consumer spending. The results for the second quarter largely reflect the uncertain low interest rate environment in which the Company has been operating. Significant problems with the Sovereign and bank debt problems in Europe have not only pushed the European economy into recession (other than Germany) but also have begun to affect the U.S. and the rest of the World. The U.S. economy has definitely slowed and this has affected new hiring, consumer confidence and investor appetite for making longer term commitments. These conditions impacted Oppenheimer’s revenues during the quarter and this combined with ongoing costs associated with litigation and the adjustment to income tax expense is reflected in the low operating results during the quarter. It is likely that difficult markets will persist through the U.S. elections and then be heavily impacted by its outcome and Washington’s willingness to deal with the “fiscal cliff” that is fast approaching.

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

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2012 compared to the same period in 2011.

Amounts are expressed in thousands of dollars.

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	Period to period change	Percentage change	Period to period change	Percentage change

Revenue -
Commissions	$(8,361)	-6.9%	$(19,582)	-7.6%
Principal transactions, net	147	1.1%	1,711	7.0%
Interest	597	4.4%	(799)	-2.8%
Investment banking	(8,746)	-25.9%	(17,100)	-27.5%
Advisory fees	3,649	7.3%	5,277	5.4%
Other	1,341	10.3%	3,917	14.6%
Total revenue	(11,373)	-4.7%	(26,576)	-5.3%

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
	Period to period change	Percentage change	Period to period change	Percentage change

Expenses -
Compensation and related expenses	$(9,540)	-5.9%	$(21,304)	-6.4%
Clearing and exchange fees	(311)	-4.9%	(593)	-4.7%
Communications and technology	(741)	-4.6%	(542)	-1.7%
Occupancy and equipment costs	(1,115)	-6.0%	4,683	12.6%
Interest	(2,439)	-22.9%	(1,421)	-7.7%
Other	(3,362)	-10.9%	2,784	5.0%
Total expenses	(17,508)	-7.2%	(16,393)	-3.4%

Profit (loss) before income taxes	6,135	360.0%	(10,183)	-88.3%
Income tax provision (benefit)	3,198	252.6%	(3,476)	-65.2%
Net profit (loss)	2,937	670.5%	(6,707)	n/a
Net profit attributable to non-controlling interest, net of tax	206	27.6%	305	21.4%
Net profit (loss) attributable to the Company	$2,731	n/a	$(7,012)	n/a

Highlights of the Company’s results for the three and six months ended June 30, 2012 follow.

Revenue and Expenses

Revenue - Second Quarter 2012

•

Commission revenue was $112.4 million for the second quarter of 2012, a decrease of 6.9% compared to $120.8 million in the second quarter of 2011. Weak investor sentiment and volatile markets in the 2012 period contributed to the decline.

•	Principal transactions revenue was $13.5 million in the second quarter of 2012 compared to $13.3 million in the second quarter of 2011, an increase of 1.1%.

•

Interest revenue was $14.2 million in the second quarter of 2012, an increase of 4.4% compared to $13.6 million in the second quarter of 2011. The increase is primarily attributable to increased interest income of $1.6 million from fixed income positions which was partially offset by declines in interest earned on client debit balances.

•

Investment banking revenue was $25.0 million in the second quarter of 2012, a decrease of 25.9% compared to $33.7 million in the second quarter of 2011 attributable to a marked decline in income from equity issuances in the second quarter of 2012 compared to the same period in 2011 as the markets were largely closed to equity issuers during the 2012 period.

•

Advisory fees were $53.7 million in the second quarter of 2012, an increase of 7.3% compared to $50.1 million in the second quarter of 2011. Asset management fees increased by $3.2 million in the second quarter of 2012 compared to the same period in 2011 as a result of an increase in the value and composition (equity vs. fixed income) of assets under management of 1.0% during the 2012 period. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $20.1 billion at March 31, 2012 ($19.9 billion at March 31, 2011).

•

Other revenue was $14.3 million in the second quarter of 2012, an increase of 10.3% compared to $13.0 million in the second quarter of 2011 primarily as a result of a $2.6 million increase in fees generated from OMHHF in the second quarter of 2012 compared to the second quarter of 2011. This increase was partially offset by a $1.3 million decline in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which are largely offset by an increase in employee compensation liabilities and expense).

Revenue – Year-to-date 2012

•

Commission revenue was $238.1 million for the six months ended June 30, 2012, a decrease of 7.6% compared to $257.6 million in the same period of 2011. Low volumes and volatile markets in the 2012 period contributed to the decline.

•

Principal transactions revenue was $26.0 million in the six months ended June 30, 2012 compared to $24.3 million in the same period of 2011, an increase of 7.0%. The net increase was the result of mixed results from the firm’s proprietary trading departments and investments.

•

Interest revenue was $27.6 million in the six months ended June 30, 2012, a decrease of 2.8% compared to $28.4 million in the same period of 2011. The decrease was a result of lower interest from client debit balances, and municipal, corporate and other positions and was offset by an increase of $1.3 million in interest earned on government and agency positions.

•

Investment banking revenue was $45.1 million in the six months ended June 30, 2012, a decrease of 27.5% compared to $62.2 million in the same period of 2011 attributable to a marked decline in income from equity issuances in the first half of 2012 compared to the same period in 2011 as the markets were largely closed to equity issuers during the 2012 period.

•

Advisory fees were $103.8 million in the six months ended June 30, 2012, an increase of 5.4% compared to $98.5 million in the same period of 2011. Asset management fees increased by $4.7 million in the six months ended June 30, 2012 compared to the same period in 2011 as a result of an increase in the value of assets under management during the 2012 period.

•

Other revenue was $30.8 million in the six months ended June 30, 2012, an increase of 14.6% compared to $26.9 million in the same period of 2011 primarily as a result of a $3.4 million increase in fees generated from OMHHF in the six months ended June 30, 2012 compared to the same period in 2011.

Expenses – Second Quarter 2012

•

Compensation and related expenses decreased 5.9% in the second quarter of 2012 to $150.9 million compared to $160.4 million in the second quarter of 2011. Variable compensation relating to revenue has decreased with the decrease in revenue.

•	Clearing and exchange fees decreased 4.9% to $6.0 million in the second quarter of 2012 compared to $6.3 million in the same period of 2011 due to lower trade execution costs and floor brokerage fees.

•

Communications and technology expenses decreased 4.6% to $15.3 million in the second quarter of 2012 from $16.1 million in the same period of 2011 due to lower telecommunications costs in the second quarter of 2012 compared to the same period in 2011.

•

Occupancy and equipment costs of $17.4 million in the second quarter of 2012 decreased 6.0% compared to $18.5 million in the second quarter of 2011 due primarily to lower intangible asset amortization costs in the second quarter of 2012 compared to the same period in 2011.

•

Interest expense decreased 22.9% to $8.2 million in the second quarter of 2012 from $10.7 million in the same period in 2011 primarily due to a loss of $1.6 million on the Company’s interest rate cap which had hedged a subordinated loan and was reclassified from other comprehensive income (loss) into interest expense in the second quarter of 2011.

•

Other expenses decreased 10.9% to $27.5 million in the second quarter of 2012 from $30.8 million in the same period in 2011 primarily due to a decrease of $3.0 million in legal and settlement costs in the second quarter of 2012 compared to the same period in 2011.

•	During the second quarter of 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to the prior period to establish additional reserves for taxes and adjust related interest.

Expenses – Year-to-date 2012

•

Compensation and related expenses decreased 6.4% in the six months ended June 30, 2012 to $309.5 million compared to $330.9 million in the same period of 2011. Variable compensation relating to revenue has decreased with the decrease in revenue.

•

Clearing and exchange fees decreased 4.7% to $12.0 million in the six months ended June 30, 2012 compared to $12.6 million in the same period of 2011 due to lower trade execution costs and floor brokerage fees.

•

Communications and technology expenses decreased 1.7% to $31.5 million in the six months ended June 30, 2012 from $32.0 million in the same period of 2011 due to lower telecommunications costs in the six months ended June 30, 2012 compared to the same period in 2011.

•

Occupancy and equipment costs increased 12.6% to $41.8 million in the six months ended June 30, 2012 compared to $37.1 million in the same period of 2011. The Company’s New York City real estate consolidation resulted in additional costs of $6.6 million during the first half of 2012 from overlapping rent, accelerated amortization of fixed and intangible assets and relocation costs. The Company expects a further $1.4 million in overlapping rent costs to be incurred during the balance of 2012. These costs have largely been reimbursed by the new landlord through a “free rent” period which expires in February 2013, which reimbursement will be recognized over the life of the lease as required by U.S. GAAP. The Company expects to realize approximately $62.1 million in savings over the fifteen year life of the lease at its new New York City headquarters.

•

Interest expense decreased 7.7% to $17.0 million in the six months ended June 30, 2012 from $18.4 million in the same period in 2011 primarily due to a loss of $1.6 million on the Company’s interest rate cap which had hedged a subordinated loan and was reclassified from other comprehensive income (loss) into interest expense in the second quarter of 2011.

•

Other expenses increased 5.0% to $58.2 million in the six months ended June 30, 2012 from $55.4 million in the same period in 2011 primarily due to an increase in fees paid to third party portfolio managers of $4.7 million in the first half of 2012 compared to the same period in 2011.

•	During the second quarter of 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to the prior period to establish additional reserves for taxes and adjust related interest.

Liquidity and Capital Resources

Total assets at June 30, 2012 decreased by 17.9% from December 31, 2011 levels due in large part to the Company’s reduction of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs have been met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2012, the Company had $86.9 million of such borrowings outstanding compared to outstanding borrowings of $27.5 million at December 31, 2011. The Company also has limited availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the World, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of June 30, 2012, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On February 22, 2012, Moody’s announced that it was reviewing for downgrade the ratings of North American bank subsidiaries of European banks. Moody’s is also reviewing for possible downgrade various U.S. banks and financial institutions. In recent weeks, Moody’s reduced the credit ratings of various large financial institutions both in the U.S. and in Europe. Moody’s has announced that its reviews are ongoing. There is no assurance that the credit rating of the Company may not also be affected by these reviews by credit agencies. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such actions is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the World, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of auction rate securities (“ARS”). Pursuant to those settlements and legal settlements, as of June 30, 2012, the Company purchased and holds approximately $77.7 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.4 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $77.7 million as of June 30, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November, 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain during the three month period ended December 31, 2011 of $300,000.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense on the Notes for the three and six months ended June 30, 2012 was $4.3 million and $8.5 million, respectively ($3.8 million in both the three and six months ended June 30, 2011). Interest is due on the Notes semi-annually on April 15 and October 15.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $4.2 million in forgivable notes, net, to financial advisors (which are inherently illiquid) for the three months ended June 30, 2012 ($7.9 million for the three months ended June 30, 2011) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2012, bank call loans were $86.9 million ($27.5 million at December 31, 2011 and $159.0 million at June 30, 2011). The average bank loans outstanding for the three and six months ended June 30, 2012 were $81.1 million and $75.3 million, respectively ($264.5 million and $193.4 million, respectively, for the three and six months ended June 30, 2011). The largest bank loan outstanding for both the three and six months ended June 30, 2012 was $158.6 million ($304.3 million for both the three and six months ended June 30, 2011). The weighted average interest rate on bank call loans applicable on June 30, 2012 was 1.28%.

At June 30, 2012, stock loan balances totaled $295.7 million ($318.8 million at December 31, 2011 and $309.9 million at June 30, 2011). The average daily stock loan balance for the three and six months ended June 30, 2012 was $322.8 million and $332.8 million, respectively ($396.4 million and $369.8 million, respectively, for the three and six months ended June 30, 2011). The largest stock loan balance for the three and six months ended June 30, 2012 was $386.3 million and $400.5 million, respectively ($471.9 million for both the three and six months ended June 30, 2011).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements were $5.2 million and $52.6 million, respectively.

At June 30, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $5.7 billion and $6.4 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2012 was $6.4 billion and $7.1 billion, respectively ($5.4 billion and $6.1 billion, respectively, for the three months ended June 30, 2011). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2012 was $8.3 billion and $9.0 billion, respectively ($8.2 billion and $8.8 billion, respectively, for the three months ended June 30, 2011).

At June 30, 2012, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended June 30, 2012 was $nil. At June 30, 2012, the gross leverage ratios including and excluding the effects of treating repo-to-maturity transactions as sales transactions were 5.7 and 5.7, respectively.

As previously disclosed, the Company has begun consolidating its New York City key businesses and operations into one location. Since the fourth quarter of 2011, the Company has purchased $12.2 million of fixed assets related to the relocation of which $9.2 million has been reimbursed by its landlord through incentives resulting in a net cash outlay of $3.0 million.

The Company participates in loan syndications through its debt capital markets business. Through OPY Credit Corp., the Company operates as underwriting agent or arranger in leveraged financing transactions. At June 30, 2012, it utilized a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. As of June 30, 2012, the maximum aggregate principal amount of the warehouse facility was $1.5 billion, of which the Company utilized $61.2 million ($65.9 million as of December 31, 2011) and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse facility arrangement terminated on July 15, 2012. However, the Company will remain liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s income statement as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens are obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At June 30, 2012, OMHHF had $54.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 2.15%. Interest expense for the three and six months ended June 30, 2012 was $235,000 and $700,000, respectively ($332,000 and $1.16 million, respectively, for the three and six months ended June 30, 2011).

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

Funding Risk

Expressed in thousands of dollars.

	For the six months ended June 30,
	2012	2011
Cash provided by (used in) operating activities	$(23,867)	$(21,141)
Cash used in investing activities	(7,821)	(3,013)
Cash (used in) provided by financing activities	54,900	80,861

Net increase in cash and cash equivalents	$23,212	$56,707

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’ ”).

Other Matters

During the second quarter of 2012, the Company did not issue any shares of Class A Stock pursuant to the Company’s share-based compensation programs.

During the second quarter of 2012, the Company did not repurchase any shares of Class A Stock.

During the year ended December 31, 2011, the Company identified historical errors in its tax accounts resulting in a $9.8 million credit to opening retained earnings as of January 1, 2011. See note 3 to the condensed consolidated financial statements appearing in Item 1 for further details.

On May 25, 2012, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On July 25, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 24, 2012 to stockholders of record on August 10, 2012.

The book value of the Company’s Class A and Class B Stock was $37.52 at June 30, 2012 compared to $37.31 at June 30, 2011, based on total outstanding shares of 13,588,842 and 13,668,625, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2012 was 14,009,644 (13,937,375 for the three months ended June 30, 2011).

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 6 to the condensed consolidated financial statements appearing in Item 1 herein.

Contractual and Contingent Obligations

The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of the new senior secured notes issued in the amount of $200 million. See note 7 to the condensed consolidated financial statements appearing in Item 1 herein.

The following table sets forth the Company’s contractual and contingent commitments as at June 30, 2012.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals (1)	$384	$24	$91	$74	$197
Committed capital	1	1	—	—	—
Earn-out	25	—	25	—	—
Revolving commitment (2)	6	—	—	—	6
Senior Secured Notes (3)	195	—	—	—	195
ARS purchase offers (4)	40	13	20	7	—

Total	$651	$38	$136	$81	$398

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	Represents unfunded commitments to provide revolving credit facilities by OPY Credit Corp.
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5 million in November 2011.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with the Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations and (xxii) risks related to the manipulation of LIBOR. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2012, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The US Airways arbitration, discussed in more detail below, commenced in September 2011 and will continue throughout the third quarter of 2012.

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” as well as “Factors Affecting ‘Forward-Looking Statements’ ” herein.

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

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters” herein.

Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions and who subsequently entered into settlements with state and federal regulators, agreeing to purchase billions of dollars of their clients’ ARS holdings. Unlike these other broker-dealers, Oppenheimer did not act as the lead or sole lead managing underwriter or dealer in any ARS auctions during the relevant time period, did not enter support bids to ensure that any ARS auctions cleared, and played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail.

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

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010,

Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at June 30, 2012, the Company had purchased and holds approximately $77.7 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of June 30, 2012, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and 2011, and March 31, 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and 2011, and March 31, 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Plaintiffs’ seek an award of punitive damages from Oppenheimer as well as interest on such award. Plaintiff bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration, since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011 and is continuing and is expected to continue throughout the third quarter of 2012. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of approximately $11.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Claimant further seeks interest and attorneys fees as part of its claim. Oppenheimer believes that claimant’s current ARS holdings are approximately $7.6 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration has subsequently been rescheduled to commence in October 2012.

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

In March 2010, Oppenheimer and several individuals were served with a FINRA arbitration captioned Seattle Genetics, Inc. vs. Oppenheimer & Co. Inc. et al. The claimant alleges that Seattle Genetics, a publicly traded company, was unsuitable for ARS purchases recommended by an Oppenheimer registered representative. The claimant alleged various causes of action, including but not limited to breach of fiduciary duty, misrepresentation, and negligence. The claimant requested an award against Oppenheimer and individual respondents to repurchase the $14.5 million in ARS currently held by Seattle Genetics, punitive damages, interest and attorneys fees. In March 2012, Oppenheimer entered into a settlement agreement with Seattle Genetics. Pursuant to the settlement agreement, Oppenheimer paid $1.5 million representing ten percent of the par value of the securities and an additional $1.6 million in interest and costs. In consideration of the foregoing, Seattle Genetics agreed to release all claims against Oppenheimer and the named individuals and to dismiss the proceeding. The proceeding was dismissed with prejudice on June 27, 2012.

In addition to the ARS cases discussed above, as of June 30, 2012, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately nine arbitration claims before FINRA, as well as three court actions brought in various jurisdictions by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $100,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of June 30, 2012, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has paid or is committed to pay approximately $7.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and note 14 to the consolidated financial statements appearing in Item 8 appearing in the Company’s Annual Report of Form 10-K for the year ended December 31, 2011 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” herein.

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

ITEM 1A. Risk Factors

During the three months ended June 30, 2012, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Elaine K. Roberts

32	Certification of Albert G. Lowenthal and Elaine K. Roberts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 8th day of August, 2012.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)