Form 10-Q/A
period 2012-06-30
OPPENHEIMER HOLDINGS INC
filed 2012-08-10
CIK 791963

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

Amendment No. 1

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

EXPLANATORY NOTE

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of its interactive data files pursuant to Rule 405 of Regulation S-T.

PART II

OTHER INFORMATION

ITEM 6. Exhibits

(d) Exhibits

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Equity for the periods ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 10th day of August, 2012.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)

3