Form 10-Q
period 2012-09-30
OPPENHEIMER HOLDINGS INC
filed 2012-11-06
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2012 was 13,515,012 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I FINANCIAL INFORMATION

Item. 1 Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of dollars)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$93,184	$70,329
Cash and securities segregated for regulatory and other purposes	29,142	30,086
Deposits with clearing organizations	68,919	35,816
Receivable from brokers and clearing organizations	361,589	288,113
Receivable from customers, net of allowance for credit losses of $2,240 ($2,548 in 2011)	785,176	837,822
Income taxes receivable	6,097	6,743
Securities purchased under agreements to resell	10,175	847,688
Securities owned, including amounts pledged of $725,412 ($653,651 in 2011), at fair value	1,041,590	924,541
Notes receivable, net	49,332	54,044
Office facilities, net	28,228	16,976
Intangible assets, net	32,345	35,589
Goodwill	137,889	137,889
Other	182,004	241,803

	$2,825,670	$3,527,439

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of dollars)	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$37,181	$51,848
Bank call loans	94,600	27,500
Payable to brokers and clearing organizations	251,695	335,610
Payable to customers	550,586	479,896
Securities sold under agreements to repurchase	778,427	1,508,493
Securities sold, but not yet purchased, at fair value	102,535	69,415
Accrued compensation	124,668	144,283
Accounts payable and other liabilities	172,950	184,669
Senior secured note	195,000	195,000
Deferred income taxes, net	1,985	10,302
Excess of fair value of acquired assets over cost	7,020	7,020

	2,316,647	3,014,036

Stockholders’ equity
Share capital
Class A non-voting common stock (2012 – 13,515,012 shares issued and outstanding 2011 – 13,572,265 shares issued and outstanding)	62,149	62,593
Class B voting common stock 99,680 shares issued and outstanding	133	133

	62,282	62,726
Contributed capital	39,177	36,832
Retained earnings	404,318	408,720
Accumulated other comprehensive income (loss)	(682)	(208)

Total Oppenheimer Holdings Inc. stockholders’ equity	505,095	508,070
Non-controlling interest	3,928	5,333

	509,023	513,403

	$2,825,670	$3,527,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
Expressed in thousands of dollars, except share and per share amounts	2012	2011	2012	2011
REVENUE:
Commissions	$113,424	$123,267	$351,487	$380,912
Principal transactions, net	14,372	8,233	40,387	32,537
Interest	14,823	15,161	42,462	43,599
Investment banking	21,589	29,199	66,647	91,357
Advisory fees	53,015	50,696	156,796	149,200
Other	14,615	5,063	45,418	31,949

	231,838	231,619	703,197	729,554

EXPENSES:
Compensation and related expenses	151,969	148,951	461,516	479,802
Clearing and exchange fees	6,026	6,514	18,046	19,127
Communications and technology	15,880	15,138	47,346	47,146
Occupancy and equipment costs	17,526	18,977	59,279	56,047
Interest	8,842	10,230	25,864	28,673
Other	26,337	27,545	84,538	82,962

	226,580	227,355	696,589	713,757

Profit before income taxes	5,258	4,264	6,608	15,797
Income tax provision	2,234	1,805	4,092	7,139

Net profit for the period	3,024	2,459	2,516	8,658
Less net profit attributable to non-controlling interest, net of tax	702	353	2,429	1,775

Net profit attributable to Oppenheimer Holdings Inc.	$2,322	$2,106	$87	$6,883

Profit per share attributable to Oppenheimer Holdings Inc.:
Basic	$0.17	$0.15	$0.01	$0.51
Diluted	$0.16	$0.15	$0.01	$0.49
Weighted average common shares:
Basic	13,610,991	13,670,604	13,599,431	13,627,122
Diluted	14,161,257	13,915,897	13,937,016	13,922,637
Dividends declared per share	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Expressed in thousands of dollars	2012	2011	2012	2011
Net profit for the period	$3,024	$2,459	$2,516	$8,658
Other comprehensive income:
Currency translation adjustment	180	(1,513)	(474)	(1,394)
Change in cash flow hedges, net of tax	—	—	—	1,322

Comprehensive income for the period	$3,204	$946	$2,042	$8,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
Expressed in thousands of dollars	2012	2011
Cash flows from operating activities:
Net profit for the period	$2,516	$8,658
Adjustments to reconcile net profit to net cash used in operating activities:
Non-cash items included in net profit:
Depreciation and amortization	8,019	9,299
Deferred income tax	(8,317)	2,453
Amortization of notes receivable	14,679	15,103
Amortization of debt issuance costs	479	734
Amortization of intangibles	3,244	3,244
Provision for credit losses	(308)	(317)
Share-based compensation	3,030	118
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	944	(1,840)
Deposits with clearing organizations	(33,103)	654
Receivable from brokers and clearing organizations	(73,476)	(30,255)
Receivable from customers	52,954	31,563
Income taxes receivable	646	9
Securities purchased under agreement to resell	837,513	(242,595)
Securities owned	(117,049)	(429,846)
Notes receivable	(9,967)	(11,282)
Other	51,965	29,625
Increase (decrease) in operating liabilities:
Drafts payable	(14,667)	(15,006)
Payable to brokers and clearing organizations	(83,915)	55,215
Payable to customers	70,690	170,065
Securities sold under agreement to repurchase	(730,066)	469,904
Securities sold, but not yet purchased	33,120	50,928
Accrued compensation	(19,675)	(46,796)
Accounts payable and other liabilities	(14,719)	(15,135)

Cash (used in) provided by operating activities	(25,463)	54,500

(Continued on next page)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) -Continued

	Nine months ended September 30,
Expressed in thousands of dollars	2012	2011
Cash flows from investing activities:
Purchase of office facilities	(12,390)	(3,865)

Cash used in investing activities	(12,390)	(3,865)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,489)	(4,506)
Issuance of Class A non-voting common stock	—	337
Repurchase of Class A non-voting common stock for cancellation	(1,766)	—
Tax benefit (shortfall) from share-based compensation	(137)	(1,621)
Senior secured note issuance	—	200,000
Senior secured credit note repayments	—	(22,503)
Subordinated note repayment	—	(100,000)
Increase (decrease) in bank call loans, net	67,100	(87,700)

Cash provided by (used in) financing activities	60,708	(15,993)

Net increase in cash and cash equivalents	22,855	34,642
Cash and cash equivalents, beginning of period	70,329	52,854

Cash and cash equivalents, end of period	$93,184	$87,496

Schedule of non-cash investing and financing activities:
Employee share plan issuance	$1,322	$10,446
Acquisition of shares of Oppenheimer Multifamily Housing and Healthcare Finance, Inc.	$(3,000)	—

Supplemental disclosure of cash flow information:
Cash paid during the periods for interest	$24,237	$15,309
Cash paid during the periods for income taxes	$10,492	$7,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Nine months ended September 30,
Expressed in thousands of dollars	2012	2011
Share capital
Balance at beginning of period	$62,726	$51,901
Issuance of Class A non-voting common stock	1,322	10,783
Repurchase of Class A non-voting common stock for cancellation	(1,766)	—

Balance at end of period	$62,282	$62,684

Contributed capital
Balance at beginning of period	$36,832	$47,808
Vested employee share plan awards	(1,316)	(13,348)
Tax benefit (shortfall) from share-based awards	(137)	(1,621)
Share-based expense	2,964	3,112
Acquisition of non-controlling interest	834	—

Balance at end of period	$39,177	$35,951

Retained earnings
Balance at beginning of period	$408,720	$404,414
Net profit for the period attributable to Oppenheimer Holdings Inc.	87	6,883
Dividends ($0.33 per share in 2012 and 2011)	(4,489)	(4,506)

Balance at end of period	$404,318	$406,791

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(208)	$207
Currency translation adjustment	(474)	(1,394)
Change in cash flow hedges, net of tax	—	1,322

Balance at end of period	$(682)	$135

Stockholders’ Equity	$505,095	$505,561

Non-controlling interest
Balance at beginning of period	$5,333	$3,032
Net profit attributable to non-controlling interest for the period, net of tax	2,429	1,775
Acquisition of non-controlling interest	(3,834)	—

Balance at end of period	$3,928	$4,807

Total equity	$509,023	$510,368

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

Accounting standards require the Company to present non-controlling interests (previously referred to as minority interests) as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. On September 28, 2012, the Company agreed to purchase additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of September 30, 2012, the Company owned 83.67% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $3.9 million.

Disclosures reflected in these condensed consolidated financial statements comply in all material respects with those required pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) with respect to quarterly financial reporting.

During the three month period ended June 30, 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to prior periods to establish additional reserves for tax positions. These out-of-period adjustments, which were not material to any prior period, resulted in an increase to income tax expense of $1.85 million offset by a decrease in interest expense of $588,000 on an after-tax basis.

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

On July 27, 2012, the FASB issued ASU 2012-02, “Testing indefinite-Lived Intangible Assets for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount, the impairment needs to be assessed. The ASU is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company will not early adopt this ASU and is currently evaluating whether it will continue to perform quantitative analysis for indefinite-lived intangible asset impairment.

3. Revision to Financial Statements

During the year ended December 31, 2011, the Company identified historical errors relating to its tax treatment of deferred compensation obligations assumed as part of the 2003 acquisition of the Private Client Division from Canadian Imperial Bank of Commerce (“CIBC”) that affected prior periods. As a result, the Company determined the need to reestablish book basis of goodwill related to the 2003 transaction in the amount of $5.4 million. Further analysis revealed uncertain tax positions that were inadvertently taken as a result of the errors, leading to the establishment of a reserve in the amount of $3.0 million, including accrued interest, as well as cumulative adjustments primarily related to current and deferred tax items of $2.8 million for periods prior to 2009.

The Company assessed the impact of the errors, including the impact of previously disclosed out-of-period adjustments, on its prior period financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements. Although the effect of these errors was not material to any previously issued financial statements, the cumulative effect of correcting these historical errors during the fiscal year 2011 would have been material. As part of this revision process, the Company also reversed other previously disclosed out-of-period adjustments which were immaterial and recorded them instead in the periods in which the errors originated. These revisions have no net impact on the Company’s net cash amounts provided by (used in) operating, financing or investing activities for the any of the periods previously reported, nor in the current period. The cumulative effect of the above adjustments resulted in a $9.8 million credit to opening retained earnings as of January 1, 2011.

The financial statements as of September 30, 2011, included herein, have been prepared in light of the cumulative revisions above. The financial statements for all other periods affected by the revisions can continue to be relied upon, and will be revised to reflect the revisions discussed above the next time such financial statements are included in future reports for comparative purposes.

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

Earnings per share has been calculated as follows:

Expressed in thousands of dollars, except share and per share amounts.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	13,610,991	13,670,604	13,599,431	13,627,122
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	550,266	245,294	337,585	295,515

Diluted weighted average number of shares outstanding	14,161,257	13,915,897	13,937,016	13,922,637

Net profit for the period	$3,024	$2,459	$2,516	$8,658
Net profit attributable to non-controlling interests	702	353	2,429	1,775

Net profit attributable to Oppenheimer Holdings Inc.	$2,322	$2,106	$87	$6,883

Basic profit per share	$0.17	$0.15	$0.01	$0.51
Diluted profit per share	$0.16	$0.15	$0.01	$0.49

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. For the three and nine months ended September 30, 2012 and 2011, the effect of the warrant is anti-dilutive.
(2)	For the both the three and nine months ended September 30, 2012, the diluted earnings per share computations do not include the anti-dilutive effect of 1,059,638 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) above (1,139,695 and 1,142,028 shares of Class A Stock, respectively, for the three and nine months ended September 30, 2011).

5. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	September 30, 2012	December 31, 2011
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$189,241	$217,353
Receivable from brokers	22,823	23,516
Securities failed to deliver	30,549	11,551
Clearing organizations	22,158	19,209
Omnibus accounts	25,767	15,907
Other	71,051	577

	$361,589	$288,113

	September 30, 2012	December 31, 2011
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$219,155	$318,834
Securities failed to receive	18,887	15,236
Clearing organizations and other	13,653	1,540

	$251,695	$335,610

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	September 30, 2012		December 31, 2011
	Owned	Sold	Owned	Sold
U.S. Treasury, agency and sovereign obligations	$754,288	$60,559	$682,805	$27,509
Corporate debt and other obligations	24,345	3,370	27,188	3,696
Mortgage and other asset-backed securities	2,793	34	4,609	14
Municipal obligations	103,656	933	54,963	485
Convertible bonds	44,654	9,847	50,157	8,533
Corporate equities	42,592	27,665	38,634	29,056
Other	69,262	127	66,185	122

Total	$1,041,590	$102,535	$924,541	$69,415

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2012 are mutual funds with estimated fair values of approximately $13.8 million ($13.2 million at December 31, 2011), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of September 30, 2012, the Company did not have any exposure to European sovereign debt.

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

Mortgage and Other Asset-Backed Securities

The Company holds non-agency securities collateralized by various types of collateral which are valued based on external pricing and spread data provided by independent pricing services and are generally categorized in Level 2 of the fair value hierarchy. When specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds and, consequently, the positions are categorized in Level 3 of the fair value hierarchy.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of September 30, 2012, the Company purchased and holds approximately $79.6 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.5 million in ARS from clients through 2016. See “Legal Proceedings-Auction Rate Securities Matters” herein. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of September 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Expressed in thousands of dollars.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2012

Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range
Auction Rate Securities(1)	$120,306	$5,256	$115,050	Discounted Cash Flow	Discount Rate	1.14% to 3.01%
					Duration	5 to 8 Years
					Current Yield(2)	0.27% to 1.37%
Total

(1)	Includes ARS owned by the Company of $79.8 million included in the condensed consolidated balance sheet at September 30, 2012 as well as additional commitments to purchase ARS from clients of $40.5 million which is disclosed in the notes to the co
(2)	Based on current auctions in comparable securities that have not failed

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

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2012, the Company had a valuation adjustment of $5.3 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2012.

Expressed in thousands of dollars.

	Fair Value	Unfunded Commit - ments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$881	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	3,408	1,018	N/A	N/A
Distressed Opportunities Investment Trust(3)	7,558	—	N/A	N/A

Total	$11,847	$1,018

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that invests in distressed debt of U.S. companies.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk. Exchange-traded derivatives, namely U.S. Treasury futures, Federal funds futures, and Eurodollar futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Over-the-counter derivatives, namely interest rate swap and interest rate cap contracts are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility to extend financing commitments to third-party borrowers identified by the Company. The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy. The Company also purchases and sells loans in its proprietary trading book. The Company uses broker quotations to determine the fair value of loan positions held which are categorized in Level 2 of the fair value hierarchy.

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

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012

Expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents	$40,702	$—	$—	$40,702
Cash and securities segregated for regulatory and other purposes	11,498	—	—	11,498
Deposits with clearing organization	9,091	—	—	9,091
Securities owned:
U.S. Treasury securities	699,535	—	—	699,535
U.S. Agency securities	38,155	16,565	—	54,720
Sovereign obligations	—	33	—	33
Corporate debt and other obligations	12,060	12,285	—	24,345
Mortgage and other asset-backed securities	—	2,767	26	2,793
Municipal obligations	—	92,984	10,672	103,656
Convertible bonds	—	44,654	—	44,654
Corporate equities	34,165	8,427	—	42,592
Other	2,883	—	66,379	69,262

Securities owned, at fair value	786,798	177,715	77,077	1,041,590
Investments(1)	433	36,678	12,805	49,916
Derivative contracts	—	—	—	—
TBAs	—	4,203	—	4,203
Securities purchased under agreements to resell	—	—	—	—

Total	$848,522	$218,596	$89,882	$1,157,000

	Fair Value Measurement: Liabilities As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$59,445	$—	$—	$59,445
U.S. Agency securities	1,073	41	—	1,114
Corporate debt and other obligations	—	3,370	—	3,370
Mortgage and other asset-backed securities	—	34	—	34
Municipal obligations	—	933	—	933
Convertible bonds	—	9,847	—	9,847
Corporate equities	18,615	9,050	—	27,665
Other	127	—	—	127

Securities sold, not yet purchased at fair value	79,260	23,275	—	102,535
Investments	125	—	—	125
Derivative contracts	290	215	2,253	2,758
TBAs	—	1,219	—	1,219
Securities sold under agreements to repurchase(2)	—	—	—	—

Total	$79,675	$24,709	$2,253	$106,637

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Includes securities sold under agreements to repurchase agreements where the Company has elected fair value option treatment.

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

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three months ended September 30, 2012.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the Three-Month Period Ended September 30, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$12	—	3	11	—	—	$26
Municipals	10,120	—	(13)	655	(90)	—	10,672
Other(2)	64,644	—	410	5,950	(4,625)	—	66,379
Investments(3)	12,760	(9)	(32)	231	(145)	—	12,805

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	—	—	—	—	—	—	—
Derivative contracts	2,334	—	(81)	—	—	—	2,253

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the Three-Month Period Ended September 30, 2011
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$105	1	(3)	893	(230)	0	$766
Municipals	3,829	(12)	(143)	575	(119)	—	4,129
Other(2)	63,098	—	543	4,028	(2,450)	—	65,219
Investments(3)	16,141	—	(793)	126	—	(1)	15,473

Liabilities:
Mortgage and other asset-backed securities(1)	$11	—	—	(11)	—	—	$—
Other(2)	—	—	—	1,502	—	—	1,502
Derivative contracts	—	—	—	—	—	—	—

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011.

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the Nine-Month Period Ended September 30, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$16	(8)	5	95	(80)	(2)	$26
Municipals	3,562	(5)	(505)	9,960	(2,340)	—	10,672
Other(2)	65,001	—	(351)	20,675	(18,946)	—	66,379
Investments(3)	12,482	(9)	405	358	(442)	11	12,805

Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	50	—	—	(50)	—	—	—
Derivative contracts	2,347	—	(94)	—	—	—	2,253

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
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the Nine-Month Period Ended September 30, 2011
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$14	1	(0)	995	(244)	0	$766
Municipals	1,787	(12)	(334)	2,982	(294)	—	4,129
Other(2)	35,909	—	(393)	38,178	(8,475)	—	65,219
Investments(3)	17,208	—	(794)	572	(1,500)	(13)	15,473

Liabilities:
Mortgage and other asset-backed securities(1)	$—	0	—	11	(11)	—	$—
Other(2)	—	—	—	1,502	—	—	1,502
Derivative contracts	—	—	—	—	—	—	—

(1)	Represents non-agency securities primarily collateralized by home equity and manufactured housing
(2)	Represents auction rate preferred securities that failed in the auction market. Fair value approximates par due to strength in the underlying credits and the recent trend in issuer redemptions
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

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2012 (none at December 31, 2011).

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

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

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The Company recorded $nil in interest expense with respect to the interest rate cap for both the three and nine months ended September 30, 2012.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At September 30, 2012, the Company did not have any such hedges in place.

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

The following table summarizes the notional and fair values of the TBAs as of September 30, 2012 and December 31, 2011.

Expressed in thousands of dollars.

	September 30, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$551,897	$4,203	$574,365	$5,791
Purchase of TBAs	$203,439	$1,219	$137,572	$2,254

(1)

TBAs are used to offset exposures related to commitments to provide funding for FHA loans at OMHHF. At September 30, 2012, the loan commitments balance was $297.5 million ($326.7 million at December 31, 2011). In addition, at September 30, 2012, OMHHF had a loan receivable balance (included in other assets) of $56.3 million ($109.3 million at December 31, 2011) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At September 30, 2012, the Company had 420 open short contracts for Treasury notes with a fair value of $290,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At September 30, 2012, the Company had 7.7 billion open contracts for Federal Funds futures with a fair value of approximately $209,808 used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. At September 30, 2012, the Company did not have any repo-to-maturity transactions outstanding.

The notional amounts and fair values of the Company’s derivatives at September 30, 2012 and December 31, 2011 by product were as follows:

Expressed in thousands of dollars.

Fair Value of Derivative Instruments

As of September 30, 2012

	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$10,000	$0

Total Assets		$10,000	$0

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$64,000	$290

	Federal Funds Futures (3)	7,745,000	210
	Euro Dollars Futures	13,000	5
Other contracts	Auction rate securities purchase commitment (4)	40,541	2,253

Total Liabilities		$7,862,541	$2,758

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in other liabilities on the condensed consolidated balance sheet.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments

As of December 31, 2011

	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$20

Total Assets		$100,000	$20

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$66
	Federal Funds Futures (3)	5,985,000	8
Other contracts	Auction rate securities purchase commitment (4)	57,292	2,347

Total Liabilities		$6,062,292	$2,421

(1)	See “Fair Value of Derivative Instruments” below for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in payable from brokers and clearing organizations on the condensed consolidated balance sheet.
(4)	Included in other liabiilities on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the three months ended September 30, 2012.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Location	Gain/ (Loss)
Interest rate contracts	Caps (3)	N/A	$—	Interest expense	$—
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(395)	None	—
	Federal Funds Futures	Principal transaction revenue	(334)	None	—
	Euro-Dollars Futures	Principal transaction revenue	18		—
Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	81	None	—

Total			$(630)		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the period ended September 30, 2012.
(3)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the statement of operations for the nine months ended September 30, 2012.

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income -Effective Portion (2) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Location	Gain/ (Loss)
Interest rate contracts	Caps (3)	N/A	(12)	Interest expense	—
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(1,032)	None	—
	Federal Funds Futures	Principal transaction revenue	(74)	None	—
	Euro-dollar Futures	Principal transaction revenue	(9)	None	—
Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	94	None	—

Total			$(1,033)		$—

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	There is no ineffective portion included in income for the period ended September 30, 2012.
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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2012, bank call loans were $94.6 million ($27.5 million at December 31, 2011).

At September 30, 2012, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $111.5 million and $46.4 million, respectively, primarily with two U.S. money center banks. At September 30, 2012, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $198.2 million under securities loan agreements.

At September 30, 2012, the Company had deposited $46.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At September 30, 2012, the Company had no outstanding letters of credit.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as the repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

At September 30, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $4.3 billion and $5.1 billion, respectively ($5.5 billion and $6.1 billion, respectively, at December 31, 2011).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2012, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $183.2 million ($209.9 million at December 31, 2011) and $4.4 billion ($5.5 billion at December 31, 2011), respectively, of which the Company has sold and re-pledged approximately $10.4 million ($44.0 million at December 31, 2011) under securities loaned transactions and $4.4 billion under repurchase agreements ($5.5 billion at December 31, 2011).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $725.4 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2012 ($653.7 million at December 31, 2011). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $171.3 million as at September 30, 2012 ($119.8 million at December 31, 2011).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of September 30, 2012, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re-hypothecated was $7.5 million. This investment has been included in the condensed consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of September 30, 2012 are receivables from four major U.S. broker-dealers totaling approximately $112.9 million.

Through OPY Credit Corp., the Company utilized a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. As of September 30, 2012, the Company utilized $61.2 million ($65.9 million as of December 31, 2011) under such warehouse facility and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse arrangement terminated on July 15, 2012. However, the Company will remain liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s income statement as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2012, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2012 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2012, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At September 30, 2012, OMHHF had $27 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the three and nine months ended September 30, 2012 was $305,000 and $705,000, respectively ($332,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2011).

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at September 30, 2012 and December 31, 2011:

As of September 30, 2012

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,995,924	$317	$—	$—	$317
Private Equity Funds	171,681	30	—	10	40

Total	$2,167,605	$347	$—	$10	$357

As of December 31, 2011

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,668,508	$393	$—	$—	$393
Private Equity Funds	142,275	27	—	13	40

Total	$1,810,783	$420	$—	$13	$433

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

7. Long-term Debt

Expressed in thousands of dollars.

Issued	Maturity Date		September 30, 2012	December 31, 2011
Senior Secured Notes (a)	4/15/2018		$195,000	$195,000
Senior Secured Credit Note (b)	7/31/2013	*	$—	$—
Subordinated Note (c)	1/31/2014	*	$—	$—

*	Retired on April 12, 2011
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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the three months ending December 31, 2011.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense on the Notes for the three and nine months ended September 30, 2012 was $4.4 million and $13.1 million, respectively ($4.4 million and $8.2 million, respectively, for the three and nine months ended September 30, 2011). Interest is due on the Notes semi-annually on April 15 and October 15.

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

Interest expense, as well as interest paid, for the three and nine months ended September 30, 2011 on the Senior Secured Credit Note was $nil and $306,000, respectively.

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

Interest expense, as well as interest paid, for the three and nine months ended September 30, 2011 on the Subordinated Note was $nil and $1.6 million, respectively.

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

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Class A Stock outstanding, beginning of period	13,489,162	13,568,945	13,572,265	13,268,522
Issued pursuant to the share-based compensation plans	40,850	2,000	57,647	302,423
Repurchased and cancelled pursuant to the stock buy-back	(15,000)	—	(114,900)	—

Class A Stock outstanding, end of period	13,515,012	13,570,945	13,515,012	13,570,945

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

In the nine months ended September 30, 2012, the Company purchased and cancelled 114,900 shares of Class A Stock for total consideration of $1.8 million ($15.36 per share).

9. Commitments and Contingencies

The following supplements and amends our discussion set forth in Note 14 (“Commitments and Contingencies”) to item 8 of the Form 10-K filed by the Company for the year ended December 31, 2011. No other matters were reportable during the period ended September 30, 2012.

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

For legal proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $180.5 million at September 30, 2012, which has been reduced from an estimated range of $0 to approximately $247.5 million at December 31, 2011. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

10. Regulatory Requirements

The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2012, the net capital of Oppenheimer as calculated under the Rule was $163.4 million or 14.63% of Oppenheimer's aggregate debit items. This was $141.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At September 30, 2012, Freedom had net capital of $4.8 million, which was $4.5 million in excess of the $250,000 required to be maintained at that date.

At September 30, 2012, Oppenheimer and Freedom had $12.5 million and $15.7 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At September 30, 2012, the regulatory capital of Oppenheimer Europe Ltd. was $4.2 million which was $800,000 in excess of the $3.4 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At September 30, 2012, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.3 million, which was $897,000 in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of September 30, 2012. The Company had no deposit requirements as of September 30, 2012.

11. Related Party Transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

12. Segment Information

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

The table below presents information about the reported revenue and profit (loss) before income taxes of the Company for the three months and nine months ended September 30, 2012 and 2011. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Private Client (1)	$132,847	$128,154	$403,307	$413,117
Capital Markets	77,082	87,682	234,431	262,660
Asset Management (1)	21,909	15,783	65,459	53,777

Total	$231,838	$231,619	$703,197	$729,554

Profit (loss) before income taxes:
Private Client (1)	$5,700	$4,528	15,798	$18,868
Capital Markets	(5,252)	(2,097)	(23,942)	(14,045)
Asset Management (1)	4,810	1,833	14,752	10,974

Total	$5,258	$4,264	6,608	$15,797

(1)	Asset management revenue is allocated 22.5% to the Asset Management segment and 77.5% to the Private Client segment.

Revenue, classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2012 and 2011 was as follows:

Expressed in thousands of dollars.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States	$222,226	$219,545	$670,339	$691,107
Europe / Middle East	5,894	7,093	21,428	21,881
Asia	1,913	2,787	5,359	9,172
South America	1,805	2,194	6,071	7,394

Total	$231,838	$231,619	$703,197	$729,554

13. Subsequent Events

On October 25, 2012, the Company declared a cash dividend of $0.11 per share (totaling $1.5 million) payable on November 23, 2012 to Class A and Class B Stockholders of record on November 9, 2012.

In late October 2012, Hurricane Sandy made landfall in the Eastern United States causing widespread business disruption and dislocation as well as substantial damage to five states including in particular New York and New Jersey which has experienced severe flooding and damage to critical infrastructure, municipal transportation, and electric power. The Company occupies two office buildings, including the Company’s headquarters, in Zone A in lower Manhattan that were ordered evacuated by order of New York City on Sunday, October 28th. The Company has relocated critical personnel to other Company locations. Many of the Company’s employees located throughout the New York metropolitan area have also been affected, as has been their access to their place of work and their personal residence. The events described above are still unfolding and their ultimate effects will not be known for some time and, as a result, the Company cannot estimate how long the relocation will last or when the restoration of critical infrastructure, municipal transportation and electric power will occur. Although the Company believes that the current relocation will allow it to continue to operate its critical business functions, there can be no guarantee that the effects of Hurricane Sandy won’t have a significant negative financial impact on the Company.

14. Supplemental Guarantor Consolidated Financial Statements (unaudited)

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$607	$22,440	$70,137	$—	$93,184
Cash and securities segregated for regulatory and other purposes	—	—	29,142	—	29,142
Deposits with clearing organizations	—	—	68,919	—	68,919
Receivable from brokers and clearing organizations	—	—	361,589	—	361,589
Receivable from customers, net of allowance for credit losses of $2,240	—	—	785,176	—	785,176
Income taxes receivable	12,518	28,742	(417)	(34,746)	6,097
Securities purchased under agreements to resell	—	—	10,175	—	10,175
Securities owned, including amounts pledged of $725,412, at fair value	—	12,278	1,029,312	—	1,041,590
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	49,332	—	49,332
Office facilities, net	—	14,615	13,613	—	28,228
Deferred tax asset	—	2,167	31,668	(33,835)	—
Intangible assets, net	—	—	32,345	—	32,345
Goodwill	—	—	137,889	—	137,889
Other	3,611	542	177,851	—	182,004
Investment in subsidiaries	505,970	895,795	(194,021)	(1,207,744)	—
Intercompany receivables	188,103	(107,210)	(44,286)	(36,607)	—

	$710,809	$981,927	$2,558,424	$(1,425,490)	$2,825,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$37,181	$—	37,181
Bank call loans	—	—	94,600	—	94,600
Payable to brokers and clearing organizations	—	—	251,695	—	251,695
Payable to customers	—	—	550,586	—	550,586
Securities sold under agreements to repurchase	—	—	778,427	—	778,427
Securities sold, but not yet purchased, at fair value	—	—	102,535	—	102,535
Accrued compensation	—	—	124,668	—	124,668
Accounts payable and other liabilities	8,128	43,994	123,569	(2,741)	172,950
Income taxes payable	2,440	19,951	10,118	(32,509)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	146	—	35,674	(33,835)	1,985
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	36,603	—	(36,603)	—

	205,714	100,548	2,228,631	(218,246)	2,316,647
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	505,095	881,379	325,865	(1,207,244)	505,095
Noncontrolling interest	—	—	3,928	—	3,928
Stockholders’ equity	505,095	881,379	329,793	(1,207,244)	509,023

	$710,809	$981,927	$2,558,424	$(1,425,490)	$2,825,670

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

AS OF DECEMBER 31, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,555	$11,882	$55,892	$—	$70,329
Cash and securities segregated for regulatory and other purposes	—	—	30,086	—	30,086
Deposits with clearing organizations	—	—	35,816	—	35,816
Receivable from brokers and clearing organizations	—	20	288,093		288,113
Receivable from customers, net of allowance for credit losses of $2,548	—	—	837,822	—	837,822
Income taxes receivable	6,785	30,942	(702)	(30,282)	6,743
Securities purchased under agreements to resell	—	—	847,688	—	847,688
Securities owned, including amounts pledged of $653,651, at fair value	—	17,811	906,730	—	924,541
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	54,044	—	54,044
Office facilities, net	—	—	16,976	—	16,976
Deferred tax asset	(50)	309	21,130	(21,389)	—
Intangible assets, net	—	—	35,589	—	35,589
Goodwill	—	—	137,889	—	137,889
Other	4,055	1,533	236,215		241,803
Investment in subsidiaries	496,512	896,819	(199,063)	(1,194,268)	—
Intercompany receivables	199,387	(128,746)	(33,506)	(37,135)	—

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$51,848	$—	$51,848
Bank call loans	—	—	27,500	—	27,500
Payable to brokers and clearing organizations	—	—	335,610	—	335,610
Payable to customers	—	—	479,896	—	479,896
Securities sold under agreements to repurchase	—	—	1,508,493	—	1,508,493
Securities sold, but not yet purchased, at fair value	—	—	69,415	—	69,415
Accrued compensation	—	—	144,283	—	144,283
Accounts payable and other liabilities	3,734	6,915	174,318	(298)	184,669
Income taxes payable	2,440	22,189	5,653	(30,282)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred income tax, net	—	(1,855)	33,546	(21,389)	10,302
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	37,126	—	(37,126)	—

	201,174	64,375	2,950,140	(201,653)	3,014,036
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	508,070	878,753	315,226	(1,193,979)	508,070
Noncontrolling interest	—	—	5,333	—	5,333
Stockholders' equity	508,070	878,753	320,559	(1,193,979)	513,403

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$351,487	$—	$351,487
Principal transactions, net	—	728	39,659	—	40,387
Interest	—	9,203	42,370	(9,111)	42,462
Investment banking	—	—	66,647	—	66,647
Advisory fees	—	—	158,683	(1,887)	156,796
Other	—	126	45,420	(128)	45,418

	—	10,057	704,266	(11,126)	703,197

EXPENSES
Compensation and related expenses	335	—	461,181	—	461,516
Clearing and exchange fees	—	—	18,046	—	18,046
Communications and technology	57	—	47,289	—	47,346
Occupancy and equipment costs	—	—	59,405	(126)	59,279
Interest	13,125	—	21,851	(9,112)	25,864
Other	1,139	55	85,232	(1,888)	84,538

	14,656	55	693,004	(11,126)	696,589

Profit before income taxes	(14,656)	10,002	11,262	—	6,608
Income tax provision (benefit)	(5,630)	5,563	4,159	—	4,092
Net profit for the period	(9,026)	4,439	7,103	—	2,516
Less net profit attributable to non-controlling interest, net of tax	—	—	2,429	—	2,429
Equity in subsidiaries	9,113	—	—	(9,113)	—

Net profit attributable to Oppnheimer Holdings Inc.	$87	$4,439	$4,674	$(9,113)	$87

Comprehensive income (loss)	$1	—	$(475)	—	$(474)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$113,424	$—	$113,424
Principal transactions, net	—	438	13,934	—	14,372
Interest	—	3,049	14,554	(2,780)	14,823
Investment banking	—	—	21,589	—	21,589
Advisory fees	—	—	53,645	(630)	53,015
Other	—	42	14,617	(44)	14,615

	—	3,529	231,763	(3,454)	231,838

EXPENSES
Compensation and related expenses	123	—	151,846	—	151,969
Clearing and exchange fees	—	—	6,026	—	6,026
Communications and technology	13	—	15,867	—	15,880
Occupancy and equipment costs	—	—	17,568	(42)	17,526
Interest	4,375	(20)	7,268	(2,781)	8,842
Other	367	18	26,583	(631)	26,337

	4,878	(2)	225,158	(3,454)	226,580

Profit before income taxes	(4,878)	3,531	6,605	—	5,258
Income tax provision (benefit)	(1,720)	1,277	2,677	—	2,234
Net profit for the period	(3,158)	2,254	3,928	—	3,024
Less net profit attributable to non- controlling interest, net of tax	—	—	702	—	702
Equity in subsidiaries	5,480			(5,480)

Net profit attributable to Oppnheimer Holdings Inc.	$2,322	$2,254	$3,226	$(5,480)	$2,322

Comprehensive income (loss)	$—	$—	$180	$—	$180

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	—	—	380,912	—	380,912
Principal transactions, net	—	(1,698)	34,235	—	32,537
Interest	1	7,356	43,167	(6,925)	43,599
Investment banking	—	—	92,357	(1,000)	91,357
Advisory fees	—	—	151,015	(1,815)	149,200
Other	—	1	31,948	—	31,949

	1	5,659	733,634	(9,740)	729,554

EXPENSES
Compensation and related expenses	221	—	479,581	—	479,802
Clearing and exchange fees	—	—	19,127	—	19,127
Communications and technology	45	—	47,101	—	47,146
Occupancy and equipment costs	—	—	56,047	—	56,047
Interest	8,167	3,438	23,993	(6,925)	28,673
Other	1,906	280	83,591	(2,815)	82,962

	10,339	3,718	709,440	(9,740)	713,757

Profit before income taxes	(10,338)	1,941	24,194	—	15,797
Income tax provision (benefit)	(4,444)	876	10,707	—	7,139
Net profit for the period	(5,894)	1,065	13,487	—	8,658
Less net profit attributable to non-controlling interest, net of tax	—	—	1,775	—	1,775
Equity in subsidiaries	12,777	—	—	(12,777)	—

Net profit attributable to Oppnheimer Holdings Inc.	$6,883	$1,065	$11,712	$(12,777)	$6,883

Comprehensive income (loss)	$(27)	—	$(45)	—	$(72)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	—	—	123,267	—	123,267
Principal transactions, net	—	(1,391)	9,624	—	8,233
Interest	1	2,937	14,937	(2,714)	15,161
Investment banking	—	—	29,199	—	29,199
Advisory fees	—	—	51,320	(624)	50,696
Other	—	—	5,063	—	5,063

	1	1,546	233,410	(3,338)	231,619

EXPENSES
Compensation and related expenses	69	—	148,882	—	148,951
Clearing and exchange fees	—	—	6,514	—	6,514
Communications and technology	24	—	15,114	—	15,138
Occupancy and equipment costs	—	—	18,977	—	18,977
Interest	4,375	11	8,558	(2,714)	10,230
Other	360	18	27,791	(624)	27,545

	4,828	29	225,836	(3,338)	227,355

Profit before income taxes	(4,827)	1,517	7,574	—	4,264
Income tax provision (benefit)	(2,252)	610	3,447	—	1,805
Net profit for the period	(2,575)	907	4,127	—	2,459
Less net profit attributable to non-controlling interest, net of tax	—	—	353	—	353
Equity in subsidiaries	4,681	—	—	(4,681)	—

Net profit attributable to Oppnheimer Holdings Inc.	$2,106	$907	$3,774	$(4,681)	$2,106

Comprehensive income (loss)	$(26)	—	$(1,487)	—	$(1,513)

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(9,026)	$4,439	$7,103	$—	$2,516
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	8,019	—	8,019
Deferred income tax	—	—	(8,317)	—	(8,317)
Amortization of notes receivable	—	—	14,679	—	14,679
Amortization of debt issuance costs	479	—	—	—	479
Amortization of intangible assets	—	—	3,244	—	3,244
Provision for credit losses	—	—	(308)	—	(308)
Share-based compensation expense	—	—	3,030	—	3,030
Changes in operating assets and liabilities	12,991	6,119	(67,915)	—	(48,805)

Cash flow provided by (used in) continuing operations	4,444	10,558	(40,465)	—	(25,463)

Cash flows from Investment activities
Purchase of office facilities	—	—	(12,390)	—	(12,390)

Cash used in investing activities	—	—	(12,390)	—	(12,390)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,489)	—	—	—	(4,489)
Issuance of Class A non-voting common stock	—	—	—	—	—
Repurchase of Class A non-voting common stock	(1,766)	—	—	—	(1,766)
Tax benefit (shortfall) from shared based compensation	(137)	—	—	—	(137)
Debt Issuance Cost	—	—	—	—	—
Issuance of senior secured note	—	—	—	—	—
Buy back of senior secured note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Repayments of senior secured credit note	—	—	—	—	—
Other financing activities	—	—	67,100	—	67,100

Cash flow provided by (used in) financing activities	(6,392)	—	67,100	—	60,708

Net increase (decrease) in cash and cash equivalents	(1,948)	10,558	14,245	—	22,855
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$607	$22,440	$70,137	$—	$93,184

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(5,894)	$1,065	$13,487	$—	$8,658
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization			9,299	—	9,299
Deferred income tax	(93)	(1,890)	4,436	—	2,453
Amortization of notes receivable	—	—	15,103	—	15,103
Amortization of debt issuance costs	734	—	—	—	734
Amortization of intangible assets	—	—	3,244	—	3,244
Provision for credit losses	—	—	(317)	—	(317)
Share-based compensation expense	—	—	118	—	118
Changes in operating assets and liabilities	(176,292)	19,294	172,206	—	15,208

Cash flow provided by (used in) continuing operations	(181,545)	18,469	217,576	—	54,500

Cash flows from Investment activities
Purchase of office facilities	—	—	(3,865)	—	(3,865)

Cash used in investing activities	—	—	(3,865)	—	(3,865)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,506)	—	—	—	(4,506)
Issuance of Class A non-voting common stock	337	—	—	—	337
Tax benefit (shortfall) from shared based compensation	(1,621)	—	—	—	(1,621)
Senior Secured Note Issuance	200,000	—	—	—	200,000
Subordinated note Repayment	—	—	(100,000)	—	(100,000)
Senior secured credit note Repayment	—	—	(22,503)	—	(22,503)
Other financing activities		—	(87,700)	—	(87,700)

Cash flow provided by (used in) financing activities	194,210	—	(210,203)	—	(15,993)

Net increase (decrease) in cash and cash equivalents	12,665	18,469	3,508	—	34,642
Cash and cash equivalents, beginning of the period	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of the period	$13,026	$18,228	$56,242	$—	$87,496

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at September 30, 2012, the Company provided its services from over 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at September 30, 2012 totaled approximately $77.4 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management (“OIM”) and Oppenheimer’s Fahnestock Asset Management, ALPHA and OMEGA Group divisions. At September 30, 2012, client assets under fee-based programs offered by the asset management groups totaled approximately $21.1 billion. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom and through BUYandHOLD, a division of Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (formerly Evanston Financial Corporation) (“OMHHF”) is engaged in mortgage brokerage and servicing. At September 30, 2012, the Company employed 3,535 employees (3,468 full time and 67 part time), of whom approximately 1,423 were financial advisors.

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

During the three months ended September 30, 2012, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recent events have caused increased review and scrutiny of the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight, term, and repo-to-maturity transactions) to finance its short term liquidity needs (see “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations. At September 30, 2012, the Company did not have any repo-to-maturity transactions outstanding. In its commodity business, the Company holds all client segregated funds in cash on deposit in commercial bank segregated accounts or in short term securities issued by the U.S. Government.

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

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, but rules adopted in the U.S. and the United Kingdom will likely create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and possibly create a tax on securities transactions. Recently, the SEC postponed indefinitely the planning and implementation of uniform fiduciary standard for broker-dealer activities. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. It seems likely that additional comments will be permitted surrounding the impact of the Volker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 25 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. Recent revelations around the fixing of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives is likely.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of September 30, 2012, the Company purchased and holds approximately $79.6 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.5 million in ARS from clients through 2016. See “Legal Proceedings-Auction Rate Securities Matters” herein. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of September 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $231.7 million of ARS at September 30, 2012, exclusive of amounts that (1) were owned by Qualified Institutional Buyers (“QIBs”), (2) were transferred to the Company after February 2008, (3) were purchased by clients after February 2008, or (4) were transferred from the Company to other securities firms after February 2008. Of the $231.7 million of ARS referred to above, the Company has committed to repurchase $45.1 million as a result of legal settlements, resulting in a net number of client assets not subject to a legal settlement repurchase commitment of $186.6 million. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Legal Proceedings” herein.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. The Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning. The recent move to new headquarters will require additional outlays for this purpose although considerable savings will be realized by the availability of independent electric generating capacity for the entire building which will support the Company’s infrastructure and occupancy.

In late October 2012, Hurricane Sandy made landfall in the Eastern United States causing widespread business disruption and dislocation as well as substantial damage to five states including in particular New York and New Jersey which has experienced severe flooding and damage to critical infrastructure, municipal transportation, and electric power. The Company occupies two office buildings, including the Company’s headquarters, in Zone A in lower Manhattan that were ordered evacuated by order of New York City on Sunday, October 28th. The Company has relocated critical personnel to other Company locations. Many of the Company’s employees located throughout the New York metropolitan area have also been affected, as has been their access to their place of work and their personal residence. The events described above are still unfolding and their ultimate effects will not be known for some time and, as a result, the Company cannot estimate how long the relocation will last or when the restoration of critical infrastructure, municipal transportation and electric power will occur. Although the Company believes that the current relocation will allow it to continue to operate its critical business functions, there can be no guarantee that the effects of Hurricane Sandy won’t have a significant negative financial impact on the Company.

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

Results of Operations

The Company reported a net profit of $2.3 million or $0.17 per share for the third quarter of 2012 compared to a net profit of $2.1 million or $0.15 per share in the third quarter of 2011. Revenue for the third quarter of 2012 was $231.8 million compared to revenue of $231.6 million in the third quarter of 2011.

The Company reported a net profit for the nine months ended September 30, 2012 of $87,000 or $0.01 per share compared to a net profit of $6.9 million or $0.51 per share in the same period of 2011. Revenue for the nine months ended September 30, 2012 was $703.2 million, a decrease of 3.6% compared to $729.6 million in the same period of 2011. The results for the nine months ended September, 30 2012 were negatively impacted by costs associated with auction rate securities (litigation costs and valuation adjustments to auction rate securities the Company has purchased or committed to purchase at a future date) of $10.2 million and the New York City real estate consolidation of $6.6 million.

While many of the cash expenses associated with the Company’s move to its new headquarters in New York City have been reimbursed by the landlord, the required accounting treatment resulted in a significant negative impact to earnings of $6.7 million for the first nine months of the year. In addition, costs of $10.2 million resulting from the failure of the auction rate securities (ARS) market in 2008 had a significant impact on the first nine months of 2012. The impact arises from valuing ARS previously purchased and those committed to be purchased from clients as well the costs associated with resolving numerous ARS arbitrations that were pending. When the Company makes a decision to resolve these or any other ARS cases, it does so with the intent of resolving them with the least possible risk to the Company and at the lowest cost. The Company resolved four ARS cases in the third quarter of 2012 and twenty-two cases in the first nine months of 2012. These settlements were made at a cost that was substantially less than the amounts claimed in these cases and provides certainty of outcome for the Company. Such costs include both settlement costs, legal costs and liquidity allowances for commitments associated with purchasing ARS from plaintiffs over the next few years.

Client assets entrusted to the Company and under management totaled approximately $77.4 billion while client assets under fee-based programs offered by the asset management groups totaled approximately $21.1 billion at September 30, 2012 ($77.3 billion and $17.7 billion, respectively, at September 30, 2011). Client assets under administration increased by less then 0.1% while assets under fee-based programs increased 19.2% at September 30, 2012 compared to September 30, 2011.

While uncertainty about the economy persists, including concerns about the looming “fiscal cliff”, the likelihood of increased taxes and continuing sovereign debt issues in Europe, the U.S. equity markets continue to perform remarkably well with most barometers hitting their 2007 levels for the first time in five years. High levels of unemployment and the slow recovery in housing has put pressure on consumer confidence and consumer spending. Credit concerns and concerns about a slow-down in the Euro-zone and in China have kept U.S. treasury interest rates at or near their record lows, and while the European Central Bank has committed to save the Euro and to take all necessary action, the lack of concrete plans continues to impact investor sentiment and forced the U.S. Federal Reserve to launch its third campaign of quantitative easing, and to extend the period of record low short term interest rates through the end of 2015. This consistent drumbeat of news held down investor activity and held down Oppenheimer’s revenues during the third quarter and this impact on revenue, combined with ongoing costs associated with litigation is reflected in the low operating results during the third quarter.

The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although separate legal entities, the operations of the Company's brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker and omnibus clearing agent in transactions initiated by these subsidiaries. Except as expressly otherwise stated, the discussion below pertains to the operations of Oppenheimer.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2012 compared to the same period in 2011.

Amounts are expressed in thousands of dollars.

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Period to period change	Percentage change	Period to period change	Percentage change
Revenue -
Commissions	$(9,843)	-8.0%	$(29,425)	-7.7%
Principal transactions, net	6,139	74.6%	7,850	24.1%
Interest	(338)	-2.2%	(1,137)	-2.6%
Investment banking	(7,610)	-26.1%	(24,710)	-27.0%
Advisory fees	2,319	4.6%	7,596	5.1%
Other	9,552	188.7%	13,469	42.2%
Total revenue	219	0.1%	(26,357)	-3.6%

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Period to period change	Percentage change	Period to period change	Percentage change
Expenses -
Compensation and related expenses	3,018	2.0%	$(18,286)	-3.8%
Clearing and exchange fees	(488)	-7.5%	(1,081)	-5.7%
Communications and technology	742	4.9%	200	0.4%
Occupancy and equipment costs	(1,451)	-7.6%	3,232	5.8%
Interest	(1,388)	-13.6%	(2,809)	-9.8%
Other	(1,208)	-4.4%	1,576	1.9%
Total expenses	(775)	-0.3%	(17,168)	-2.4%

Profit (loss) before income taxes	994	23.3%	(9,189)	-58.2%
Income tax provision (benefit)	429	23.8%	(3,047)	-42.7%
Net profit (loss)	565	23.0%	(6,142)	-70.9%
Net profit attributable to non-controlling interest, net of tax	349	98.9%	654	36.8%
Net profit (loss) attributable to the Company	$216	10.3%	$(6,796)	-98.7%

Highlights of the Company’s results for the three and nine months ended September 30, 2012 follow:

Revenue and Expenses

Revenue—Third Quarter 2012

•	Commission revenue was $113.4 million for the third quarter of 2012, a decrease of 8.0% compared to $123.3 million in the third quarter of 2011. Weak investor confidence contributed to the decline.

•

Principal transactions revenue was $14.4 million in the third quarter of 2012, an increase of 74.6% compared to $8.2 million in the third quarter of 2011 primarily due to an increase of $5.6 million in the value of the Company’s investments in the third quarter of 2012 compared to the same period in 2011.

•

Interest revenue was $14.8 million in the third quarter of 2012, a decrease of 2.2% compared to $15.2 million in the third quarter of 2011. The decrease is primarily attributable to a $2.0 million increase in other interest revenue earned in the third quarter of 2011 on a disputed fee related to a 2008 investment banking transaction.

•

Investment banking revenue was $21.6 million in the third quarter of 2012, a decrease of 26.1% compared to $29.2 million in the third quarter of 2011 attributable to a marked decline in income from equity issuances in the third quarter of 2012 compared to the same period in 2011 as the markets were largely closed to equity issuers during the 2012 period.

•

Advisory fees were $53.0 million in the third quarter of 2012, an increase of 4.6% compared to $50.7 million in the third quarter of 2011. Asset management fees increased by $1.7 million in the third quarter of 2012 compared to the same period in 2011 as a result of an increase in the value of assets under management of 2% during the six months ended June 30, 2012 compared to the same period in 2011. Asset management fees are calculated based on client assets under management at the end of the prior quarter which totaled $20.1 billion at June 30, 2012 ($19.7 billion at June 30, 2011).

•	Other revenue was $14.6 million in the third quarter of 2012, an increase of 188.7% compared to $5.1 million in the third quarter of 2011 partly as a result of a $2.9 million increase in fees generated from Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) in the third quarter of 2012 compared to the same period in 2011. This increase was augmented by a $6.1 million increase in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which was largely offset by an increase in employee compensation liabilities and expense).

Revenue – Year-to-date 2012

•	Commission revenue was $351.5 million for the nine months ended September 30, 2012, a decrease of 7.7% compared to $380.9 million in the same period of 2011. Low transaction volumes in the 2012 period contributed to the decline.

•	Principal transactions revenue was $40.4 million in the nine months ended September 30, 2012, an increase of 24.1% compared to $32.5 million in the same period of 2011 primarily due to an increase of $6.5 million in the value of the Company’s investments in the third quarter of 2012 compared to the same period in 2011.

•	Interest revenue was $42.5 million in the nine months ended September 30, 2012, a decrease of 2.6% compared to $43.6 million in the same period of 2011. The decrease was a result of lower interest of $1.1 million from client debit balances as well as a $2.0 million increase in other interest revenue earned in the third quarter of 2011 on a disputed fee related to a 2008 investment banking transaction which was offset by an increase of $2.7 million in interest earned on government and agency positions.

•	Investment banking revenue was $66.6 million in the nine months ended September 30, 2012, a decrease of 27.0% compared to $91.4 million in the same period of 2011 attributable to a marked decline in income from equity issuances in the nine months ended September 30, 2012 compared to the same period in 2011 as the markets were largely closed to equity issuers during the 2012 period.

•	Advisory fees were $156.8 million in the nine months ended September 30, 2012, an increase of 5.1% compared to $149.2 million in the same period of 2011. Asset management fees increased by $6.4 million in the nine months ended September 30, 2012 compared to the same period in 2011 as a result of an increase in the value of assets under management during the 2012 period.

•	Other revenue was $45.4 million in the nine months ended September 30, 2012, an increase of 42.2% compared to $31.9 million in the same period of 2011 partly as a result of a $6.3 million increase in fees generated from OMHHF in the nine months ended September 30, 2012 compared to the same period in 2011. This increase was augmented by a $6.9 million increase in the mark-to-market value of Company-owned life insurance policies that relate to our employee deferred compensation programs (which was largely offset by an increase in employee compensation liabilities and expense).

Expenses – Third Quarter 2012

•	Compensation and related expenses were $152.0 million in the third quarter of 2012, an increase of 2.0% compared to $149.0 million in the same period of 2011. Stock-based compensation increased $3.4 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to that portion of stock-based compensation that tracks the Company’s stock price. The significant decline in the Company’s stock price for the three months ended September 30, 2011 resulted in a credit to stock-based compensation expense of $3.5 million. The modest decline in the Company’s stock price for the three months ended September 30, 2012 resulted in a credit to stock-based compensation expense of $149,000.

•	Clearing and exchange fees were $6.0 million in the third quarter of 2012, a decrease of 7.5% compared to $6.5 million in the same period of 2011 due to lower trade execution costs and floor brokerage fees.

•	Communications and technology expenses were $15.9 million in the third quarter of 2012, an increase of 4.9% compared to $15.1 million in the same period of 2011 due to higher costs of information technology which were partially offset by lower telecommunications costs in the third quarter of 2012 compared to the same period in 2011.

•	Occupancy and equipment costs were $17.5 million in the third quarter of 2012, a decrease of 7.6% compared to $19.0 million in the same period of 2011 due primarily to the acceleration of amortization in conjunction with the move to the Company’s new headquarters in 2011.

•	Interest expense was $8.8 million in the third quarter of 2012, a decrease of 13.6% compared to $10.2 million in the same period in 2011 primarily due to a $1.0 million decrease in interest expense relating to the Company’s government trading activities.

•	Other expenses were $26.3 million in the third quarter of 2012, a decrease of 4.4% compared to $27.5 million in the same period in 2011 primarily due to a decrease of $1.2 million in legal and settlement costs as well as savings on travel and entertainment costs in the third quarter of 2012 compared to the same period in 2011.

Expenses – Year-to-date 2012

•	Compensation and related expenses were $461.5 in the nine months ended September 30, 2012, a decrease of 3.8% compared $479.8 million in the same period of 2011. Variable compensation relating to revenue has decreased with the decrease in revenue.

•	Clearing and exchange fees were $18.0 million in the nine months ended September 30, 2012, a decrease of 5.7% compared to $19.1 million in the same period of 2011 due to lower trade execution costs and floor brokerage fees.

•	Communications and technology expenses were $47.3 million in the nine months ended September 30, 2012, an increase of 0.4% compared to $47.1 million in the same period of 2011.

•	Occupancy and equipment costs were $59.3 million in the nine months ended September 30, 2012, an increase of 5.8% compared to $56.0 million in the same period of 2011. The Company’s New York City real estate consolidation resulted in additional costs of $6.6 million during the nine months ended September 30, 2012 from overlapping rent, accelerated amortization of fixed and intangible assets and relocation costs.

•	Interest expense was $25.9 million in the nine months ended September 30, 2012, a decrease of 9.8% compared to $28.7 million in the same period in 2011 primarily due to a loss of $1.6 million on the Company’s interest rate cap which had hedged a subordinated loan and was reclassified from other comprehensive income into interest expense in the nine months ended September 30, 2011 as well as a $1.5 million decrease in interest expense relating to the Company’s government trading activities in the nine months ended September 30, 2012 compared to the same period in 2011.

•	Other expenses were $84.5 million in the nine months ended September 30, 2012, an increase of 1.9% compared to $83.0 million in the same period in 2011 primarily due to an increase in fees paid to third party portfolio managers of $5.4 million in the nine months ended September 30, 2012 compared to the same period in 2011 and offset by a decrease of $1.1 million in legal and settlement costs.

•	During the second quarter of 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to prior periods to establish additional reserves for taxes and adjust related interest.

Liquidity and Capital Resources

Total assets at September 30, 2012 decreased by 19.9% from December 31, 2011 levels due in large part to the Company’s reduction of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs have been met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging in the months ahead. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2012, the Company had $94.6 million of such borrowings outstanding compared to outstanding borrowings of $27.5 million at December 31, 2011. The Company also has limited availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the World, has had an adverse affect on the availability of credit through traditional sources. As a result of concern about the ability of markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of September 30, 2012, the Company did not have any exposure to European sovereign debt.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of September 30, 2012, the Company purchased and holds approximately $79.6 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $40.5 million in ARS from clients through 2016. See “Legal Proceedings-Auction Rate Securities Matters” herein. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. In addition to the ARS held pursuant to purchases from clients of $79.6 million as of September 30, 2012 referred to above, the Company also held $150,000 in ARS in its proprietary trading account as of September 30, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2012, the Company was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and nine months ended September 30, 2012 was $4.4 million and $13.1 million, respectively ($4.4 million and $8.2 million, respectively for the three and nine months ended September 30, 2011). Interest is due on the Notes semi-annually on April 15 and October 15.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.3 million in forgivable notes, net, to financial advisors (which are inherently illiquid) for the three months ended September 30, 2012 ($1.1 million for the three months ended September 30, 2011) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2012, bank call loans were $94.6 million ($27.5 million at December 31, 2011 and $59.3 million at September 30, 2011). The average bank loans outstanding for the three and nine months ended September 30, 2012 were $46.3 million and $65.6 million, respectively ($84.8 million and $108.8 million, respectively, for the three and nine months ended September 30, 2011). The largest bank loan outstanding for the three and nine months ended September 30, 2012 was $109.5 million and $158.6 million, respectively ($237.8 million and $240.1 million, respectively, for the three and nine months ended September 30, 2011). The weighted average interest rate on bank call loans applicable on September 30, 2012 was 1.27%.

At September 30, 2012, stock loan balances totaled $219.2 million ($318.8 million at December 31, 2011 and $289.3 million at September 30, 2011). The average daily stock loan balance for the three and nine months ended September 30, 2012 was $270.4 million and $312.1 million, respectively ($299.8 million and $359.3 million, respectively, for the three and nine months ended September 30, 2011). The largest stock loan balance for the three and nine months ended September 30, 2012 was $313.9 million and $400.5 million, respectively ($335.8 million and $471.9 million, respectively, for the three and nine months ended September 30, 2011).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2012, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

At September 30, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $5.1 billion and $4.3 billion, respectively. The average daily balance of repurchase agreements on a gross basis for the three and nine months ended September 30, 2012 was $5.8 billion and $7.0 billion, respectively ($6.9 billion and $7.2 billion, respectively, for the three and nine months ended September 30, 2011). The largest amount of reverse repurchase agreements outstanding on a gross basis during the three and nine months ended September 30, 2012 was $5.7 billion and $8.8 billion, respectively ($8.5 billion and $9.1 billion, respectively, for the three and nine months ended September 30, 2011). The average daily balance of reverse repurchase agreements on a gross basis for the three and nine months ended September 30, 2012 was $5.1 billion and $6.2 billion, respectively ($5.1 billion and $6.2 billion, respectively, for the three and nine months ended September 30, 2011).

At September 30, 2012, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended September 30, 2012 was $nil. At September 30, 2012, the gross leverage ratios including and excluding the effects of treating repo-to-maturity transactions as sales transactions were 5.6 and 5.6, respectively.

As previously disclosed, the Company has been consolidating its New York City key businesses and operations into one location. Since the fourth quarter of 2011, the Company has purchased $15.5 million of fixed assets related to the relocation of which $14.0 million has been reimbursed by its landlord through incentives resulting in a net cash outlay of $1.5 million.

Through OPY Credit Corp., the Company utilized a warehouse facility provided by CIBC to extend financing commitments to third-party borrowers identified by the Company. As of September 30, 2012, the Company utilized $61.2 million ($65.9 million as of December 31, 2011) under such warehouse facility and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse arrangement terminated on July 15, 2012. However, the Company will remain liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s income statement as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012 whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens are obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2012, there were no loans in place.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At September 30, 2012, OMHHF had $27 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the three and nine months ended September 30, 2012 was $305,000 and $705,000, respectively ($332,000 and $1.1 million, respectively, for the three and nine months ended September 30, 2011).

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

Funding Risk

Expressed in thousands of dollars.

	For the nine months ended September 30,
	2012	2011
Cash provided by (used in) operating activities	$(25,463)	$54,500
Cash used in investing activities	(12,390)	(3,865)
Cash (used in) provided by financing activities	60,708	(15,993)

Net increase in cash and cash equivalents	$22,855	$34,642

Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’ ”).

Other Matters

During the third quarter of 2012, the Company issued 40,850 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

During the third quarter of 2012, the Company repurchased 15,000 shares of Class A Stock for a total consideration of $214,950.

During the year ended December 31, 2011, the Company identified historical errors in its tax accounts resulting in a $9.8 million credit to opening retained earnings as of January 1, 2011. See note 3 to the condensed consolidated financial statements appearing in Item 1 for further details.

On August 24, 2012, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On October 25, 2012, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 23, 2012 to stockholders of record on November 9, 2012.

The book value of the Company’s Class A and Class B Stock was $37.10 at September 30, 2012 compared to $36.98 at September 30, 2011, based on total outstanding shares of 13,614,692 and 13,670,625, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2012 was 14,161,257 (13,915,897 for the three months ended September 30, 2011).

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

The following table sets forth the Company’s contractual and contingent commitments as at September 30, 2012.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals (1)	377	10	94	75	198
Committed capital	5	5	—	—	—
Earn-out	25	—	25	—	—
Senior Secured Notes (2)	195	—	—	—	195
ARS purchase offers (3)	41	13	24	4	—

Total	643	28	143	79	393

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5 million in November 2011.
(3)	Represents payments to be made pursuant to the ARS settlements entered into with the Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2012, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, would have a material adverse effect on the Company’s results of operations and financial condition, including its cash position. The US Airways arbitration, discussed in more detail below, commenced in September 2011 and the Company expects that the arbitration will conclude in the fourth quarter of 2012 and a decision rendered in early 2013.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, including but not limited to the U.S. Airways matter, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $180.5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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

Pursuant to the terms of the Order, Oppenheimer commenced several offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011. Pursuant to the Order, the Company made an initial offer to purchase ARS from Massachusetts customers on May 21, 2010 which closed on August 4, 2010. Pursuant to the Order, on August 19, 2010, Oppenheimer commenced a second offer to purchase Eligible ARS from Massachusetts customers which closed on October 6, 2010. In addition, pursuant to the terms of the AOD, the Company made an initial offer to purchase ARS from Eligible Investors on May 21, 2010 which closed on August 4, 2010. Pursuant to the AOD, on December 3, 2010, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors which closed on February 16, 2011. On February 15, 2011, Oppenheimer commenced a third and final offer to purchase additional Eligible ARS from all eligible Massachusetts Customer Accounts which offer closed April 7, 2011. On May 6, 2011, pursuant to the AOD, Oppenheimer commenced an additional offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer which offer closed on July 22, 2011. The Company’s purchases of ARS from clients have continued and will continue on a periodic basis pursuant to the settlements with the Regulators. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at September 30, 2012, the Company had purchased and holds approximately $79.6 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of September 30, 2012, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and 2011, and March 31, 2012 and June 30, 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010 and 2011, and March 31, 2012 and June 30, 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which has subsequently been reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Claimant seeks an award of punitive damages from Oppenheimer as well as interest on such award. Claimant bases its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 26, 2012, in connection with claimant having rested its case, Oppenheimer made a Motion to Dismiss the arbitration or in the alternative, to make a finding that claimant should have reasonably mitigated its damages in the fall of 2007. On August 10, 2012, the panel issued an order denying Oppenheimer’s Motion to Dismiss and made a finding that claimant should have reasonably mitigated its damages in the fall of 2007. This finding will limit the damages on which an award can be made. The panel requested more evidence to determine the amount for which claimant could have sold the securities at issue in the arbitration, which will be introduced during the Company’s presentation of its case. The Company expects that the arbitration with U.S. Airways will conclude in the fourth quarter of 2012 with a decision rendered early in 2013.

In connection with the U.S. Airways matter, on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. Oppenheimer believes it has meritorious defenses to the claims made and intends to vigorously defend itself against the allegations in the U.S. Airways action.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of approximately $11.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Claimant further seeks interest and attorneys fees as part of its claim. The claimant’s current ARS holdings are $7 million par value, with the difference resulting from issuer redemptions. Oppenheimer filed its answer denying any liability to the claimant and asserted a counter-claim against Investec as Trustee for the Trust, alleging that Investec, and not Oppenheimer or its representatives, owed a fiduciary duty to the St. Paul’s Trust and violated that duty. On July 15, 2010, Investec as Trustee moved in the Supreme Court of the State of New York for a partial stay of the arbitration, arguing that Oppenheimer’s claim against Investec as Trustee is in reality a claim against Investec itself and that Oppenheimer is inappropriately seeking damages against Investec. On January 4, 2011, the New York State Supreme Court denied Investec’s application for a partial stay. Investec filed a notice of appeal to the New York State Appellate Division, First Department on January 28, 2011. On February 9, 2011, Oppenheimer filed its opposition to Investec’s motion for a partial stay of the arbitration proceedings and cross-moved for a stay of the arbitration in its entirety and an adjournment of the appeal until the Appellate Division’s June 2011 term. On March 8, 2011, Oppenheimer’s cross-motion was granted and the arbitration was stayed. On June 16, 2011, the Appellate Division issued an order lifting the stay. The arbitration had subsequently been rescheduled to commence in October 2012. On August 31, 2012, the parties entered into a settlement agreement pursuant to which (i) Oppenheimer agreed to pay and subsequently did pay $4.5 million to Investec; (ii) Oppenheimer agreed to repurchase any remaining ARS held by Investec on January 15, 2015 and (iii) the claims in the arbitration were withdrawn. At September 30, 2012, Investec held approximately $7 million in ARS.

In addition to the ARS cases discussed above, as of September 30, 2012, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately seven arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $100,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of September 30, 2012, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.1 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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

Other Pending Matters

In addition to the ARS cases discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia. In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal with the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to the United States District Court for the Northern District of Georgia (U.S.N.D. GA). On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Oppenheimer believes that as a result of the foregoing the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the Federal court, was denied on August 2, 2011. On July 20, 2012, Providence Holding, Inc. (“Providence Holding”), the seller of Providence to Park Avenue in the transaction referenced above, filed a motion in the Oklahoma proceeding for permission to assert a tardy cross-claim against Oppenheimer and Oppenheimer Trust Co. alleging breach of fiduciary duty, fraud, breach of contract, and interference with prospective business advantage. Providence Holding’s motion remains under consideration. On September 7, 2012, the court entered a scheduling order requiring that all discovery be completed by December 4, 2013. Discovery is ongoing. On October 1, 2012, a 13-count indictment was unsealed in the United States District Court for the Southern District of New York charging three individuals, including a former registered representative of Oppenheimer, with, conspiracy to commit wire fraud in connection with Park Avenue’s acquisition of Providence. Oppenheimer is not named in the indictment, and there are no indications that it is a target of any investigation. Oppenheimer believes it has meritorious defenses to the claims raised in the Oklahoma proceedings and intends to defend against these claims vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs in the matter filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holding filed a new action in the United States District Court for the Eastern Division of Texas. against Oppenheimer, Oppenheimer Trust Co, and two individuals, re-asserting basically the same claims. Neither Oppenheimer entity has been served with process in the new action as yet. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.

ITEM 1A. Risk Factors

During the three months ended September 30, 2012, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2012, the Company issued 40,850 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	In the three months ended September 30, 2012, the Company purchased and cancelled 15,000 shares of Class A Stock for total consideration of $214,950 ($14.33 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 2012	—	$—	—	575,100
July 2012	—	$—	—	575,100
August 2012	15,000	$14.33	15,000	560,100
Total	15,000	$14.33	15,000	560,100

ITEM 6. Exhibits

(d)	Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Elaine K. Roberts

32	Certification of Albert G. Lowenthal and Elaine K. Roberts

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Changes in Equity for the periods ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 6th day of November, 2012.

OPPENHEIMER HOLDINGS INC.

By:	“A.G. Lowenthal”
A.G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	“E.K. Roberts”
E.K. Roberts, President and Treasurer
(Principal Financial and Accounting Officer)