Form 10-K
period 2012-12-31
OPPENHEIMER HOLDINGS INC
filed 2013-03-06
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 6, 2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0080034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (212) 668-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A non-voting common stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2012 was $212.0 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange as at June 30, 2012 of $15.72.

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2013 was 13,508,318 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.” We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1. BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a New York-based securities broker-dealer, Oppenheimer Asset Management (“OAM”), a New York-based investment advisor, Freedom Investments, Inc. (“Freedom”), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company (“Oppenheimer Trust”), a New Jersey limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), a Federal Housing Administration (“FHA”)-approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.) (United Kingdom), Oppenheimer Investments Asia Ltd. (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).

Oppenheimer Holdings Inc. was originally incorporated under the laws of British Columbia. Pursuant to its Certificate and Articles of Incorporation, effective on May 11, 2005, the Company’s legal existence was continued under the Canada Business Corporations Act. Effective May 11, 2009, the Company changed its jurisdiction of incorporation from the federal jurisdiction of Canada to the State of Delaware in the United States with the approval of its shareholders.

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,406 financial advisers in 86 offices located throughout the United States and in two offices in Latin America through locally incorporated and independently owned businesses. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2012, the Company held client assets under administration of approximately $80.3 billion. Oppenheimer provides the following private client services:

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

Margin Lending – Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates derived from Oppenheimer’s “base” rate, as defined, as well as the brokers’ loan rate and LIBOR.

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

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels. Clients include high-net-worth individuals and families, foundations and endowments, and trust and pension funds. Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts. At December 31, 2012, the Company had approximately $20.9 billion of client assets under management in fee-based programs. The Company’s asset management services include:

Separate Managed Accounts – The Company provides clients with two wrap fee-based programs: (i) Investment Advisory Services through which clients may select among those managers approved by the Company and (ii) Strategic Asset Review through which clients may select among those managers reviewed and recommended by the Company and those outside of the Company’s approved list of managers.

Other Managed Accounts – The Company offers a long-term strategic asset allocation program, Portfolio Advisory Services, in which clients select among mutual funds approved by the Company.

Oppenheimer Investment Advisory Services – Oppenheimer Investment Advisors offers internal portfolio managers servicing high-net-worth individuals, retirement plans, endowments, foundations and trusts using equity and fixed income strategies.

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and the Alpha program, Oppenheimer offers discretionary investment management wrap programs managed by Oppenheimer advisors with a client-focused approach to money management, servicing high-net-worth individuals and families, endowments and foundations and institutions.

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

Institutional Investment Management – Oppenheimer Investment Management (“OIM”) provides fixed income management and solutions to institutional investors including: Taft-Hartley funds, public pension funds, corporate pension funds, and foundations and endowments.

Alternative Investments – The Company offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds and private equity vehicles. For proprietary funds, the Company, through its subsidiaries, acts as general partner in these investments and typically earns 1% to 2% per year in management fees and 20% performance (or incentive) fees. The fees which the Company receives are shared in a pre-determined manner with the portfolio manager.

CAPITAL MARKETS

Investment Banking

Oppenheimer employs approximately 100 investment banking professionals throughout the United States and in the United Kingdom, Israel and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy, real estate, financial institutions, healthcare, industrial growth and services, media and entertainment, technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with financial sponsors and maintains a dedicated Financial Sponsor group.

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

Debt Underwriting – Oppenheimer offers a full range of debt financing for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer specializes in high yield debt and fixed and floating-rate senior and subordinated debt offerings. Oppenheimer recently began advising on bond financing alternatives for both sovereign and corporate emerging market issuers.

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

Equity Research – Oppenheimer employs over 34 senior analysts covering approximately 600 equity securities worldwide, and over 120 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein the management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. In addition to providing fundamental analysis, the Company also provides technical analysis.

Equity, Debt and Index Options – Oppenheimer offers extensive equity and index options for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer’s experienced professionals have expertise in listed and over-the-counter transactions and products. In addition, the Company focuses on serving the diverse needs of its institutional, corporate and private client base across multiple product lines, offering listed and OTC options.

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

DEBT CAPITAL MARKETS

Fixed Income Sales & Trading

Fixed Income – Oppenheimer trades non-investment grade public and private debt securities, mortgage-backed securities, sovereign and corporate debt of industrialized and emerging market countries and distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities. Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers. Oppenheimer also offers trading and a high degree of sales support in highly rated (“high grade”) corporate bonds, mortgage-backed securities, government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Since June 2009, Oppenheimer has participated in auctions for U.S. Government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury.

Fixed Income Research – Oppenheimer has a total of 8 fixed income research professionals. There are 4 dedicated analysts covering over 250 companies in the high yield bond and leveraged loan sectors. Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. There is 1 emerging market fixed income research analyst covering investment grade and high yield corporate issuers domiciled in Latin America. There is 1 special situations fixed income analyst in London focused on a variety of European-based investment grade and high yield issuers. In addition, Oppenheimer employs 1 bank strategist, focused on portfolio strategy for financial institutions and depositories. The approach is client centric, incorporating both an understanding of the operating position, risk profile and policy constraints of the client, as well as the efficient market execution of a particular strategy. In providing strategy-based services and ideas, the group utilizes a wide range of sophisticated, state-of-the-art financial models as well as comprehensive portfolio analytics. There is 1 Mortgage Backed Securities analyst focused on the detailed analysis of individual agency and non-agency Mortgage Backed Securities.

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

Municipal Trading – Oppenheimer has municipal trading desks located throughout the country that serve retail financial advisers within their regions as well as mid-tier and national institutional accounts. Oppenheimer also assists in underwriting municipal securities originated by its Public Finance Department. These desks serve Oppenheimer’s financial advisers in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) that proposes to prohibit proprietary trading by certain financial institutions (the Volcker Rule) except where facilitating customer trades. The Company does not believe that this legislation will affect its business or operations as the proposals appear to apply to banks and other subsidiaries of bank holding companies only.

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

Fixed Income – Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade and distressed corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company has made a determination for the short to intermediate term to refrain from positioning fixed income securities issued by European sovereign states or their agencies until prevailing conditions stabilize and improve. As of December 31, 2012, the Company did not have any exposure to European sovereign debt.

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

OPY CREDIT CORP.

Through OPY Credit Corp., the Company utilized a warehouse facility provided by CIBC World Markets Corp. (“CIBC”), to extend financing commitments to third party borrowers identified by the Company. As of December 31, 2012, the Company utilized $nil ($65.9 million as of December 31, 2011) under such warehouse facility and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2012, there were no loans in place.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2012, Oppenheimer Trust held custodial assets of approximately $2.2 billion. See “Other Requirements” below.

OPPENHEIMER MULTIFAMILY HOUSING & HEALTHCARE FINANCE, INC.

OMHHF is an FHA-approved mortgage originator and servicing company offering a variety of mortgage services to developers of commercial properties including apartments satisfying FHA criteria, elderly housing and nursing homes. OMHHF also maintains a mortgage servicing portfolio in which it collects mortgage payments from mortgagees and passes these payments on to mortgage holders, charging a fee for its services. The servicing portfolio represented $3.4 billion in outstanding principal amount at December 31, 2012.

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

Oppenheimer executes its own and certain of its correspondents’ securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States. For transactions executed in local markets in Europe and Asia, Oppenheimer uses BNP Paribas Securities Services for execution, clearing, and settlement on an introduced basis. Oppenheimer has recently introduced a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer is also a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis.

EMPLOYEES

At December 31, 2012, the Company employed 3,521 employees (3,445 full time and 76 part time), of whom approximately 1,406 were financial advisers.

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

The Company believes that the principal factors affecting competition in the securities and investment banking industries are the quality and ability of professional personnel and relative prices of services and products offered. In some instances, competition within the industry can be impacted by the credit ratings assigned to the firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company’s ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients. Many of Oppenheimer’s competitors engage in these programs more extensively than Oppenheimer.

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

The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The Company has since returned to both of its downtown locations, one of which is still operating under generator power. There can be no certainty that the availability of independent generators will under all circumstances provide business continuity to the Company. As a result of the dislocation, the Company received rent abatement credits of $1.7 million for its two downtown buildings and incurred rent and other costs of approximately $500,000 to accommodate displaced employees.

REGULATION

Self-Regulatory Organization Membership–Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association. In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board (“MSRB”) for effecting customer transactions in municipal securities. Freedom is a member of FINRA. Oppenheimer Europe Ltd. (formerly called Oppenheimer E.U. Ltd.) is regulated by the Financial Services Authority in the United Kingdom. Oppenheimer Investments Asia Ltd. is regulated by the Securities and Futures Commission in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association (“SIFMA”), a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation–The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Securities and Exchange Commission (“SEC”) is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the National Futures Association. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the National Futures Association has been designated as Oppenheimer’s primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the Commodities Futures Trading Commission (“CFTC”), as the case may be) governing the industry and conduct periodic examinations of Oppenheimer’s and Freedom’s operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.

Broker-dealer Regulation–The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers’ funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.

Regulation NMS and Regulation SHO have substantially affected the trading of equity securities. These regulations were intended to increase transparency in the markets and have acted to further reduce spreads and, with competition from electronic marketplaces, to reduce commission rates paid by institutional investors.

Oppenheimer, and certain of its affiliates, are also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and its research department activities.

The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to be subject to an annual “surprise” examination of custodian assets and to deliver a control report to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations, which report was issued by the Company for the first time on September 12, 2010. The Company’s most recent report was timely filed on December 21, 2012.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting”.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control and monitor the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All the relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals being considered in the U.S. and Europe would possibly create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions (the “Volcker Rule”), control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. In December 2012, France began applying a .2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy is expected to implement its own transaction tax on financial transactions in March 2013. The European Markets are attempting to enact a transaction tax on financial transactions that would be imposed on all financial transactions originating in the Euro zone. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company. The impact of any of, or more than one of, the foregoing could have a material adverse affect on our business, financial condition and results of operations.

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

Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company’s ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company’s ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company’s brokerage subsidiaries’ ability to withdraw excess net capital and transfer it to the Company or to other Operating Subsidiaries or to expand the Company’s business.

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer, in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter after-tax charge of $17.9 million. Oppenheimer Holdings Inc., the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award.

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

See note 14 to the consolidated financial statements for the year ended December 31, 2012 appearing in Item 8 for further information on the Company’s regulatory capital requirements.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At December 31, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2012.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the year ended December 31, 2012 on the Notes was $17.1 million ($12.5 million in 2011 and $nil in 2010). Interest paid on the Notes for the year ended December 31, 2012 was $17.1 million ($8.9 million in 2011).

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

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Senior Secured Credit Note was $306,000 ($1.5 million in 2010).

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

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Subordinated Note was $1.6 million ($5.7 million in 2010).

Other debt

Through OPY Credit Corp., the Company utilized a warehouse facility provided by CIBC to extend financing commitments to third party borrowers identified by the Company. As of December 31, 2012, the Company utilized $nil ($65.9 million as of December 31, 2011) under such warehouse facility and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse arrangement terminated on July 15, 2012. However, the Company will remain liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

Oppenheimer and Freedom are each members of the Securities Investor Protection Corporation (“SIPC”), which provides, in the event of the liquidation of a broker-dealer, protection for customers’ accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional “excess of SIPC” policy protection from certain underwriters at Lloyd’s of London of an additional $99.5 million (and $900,000 for claims for cash balance) per customer. The “excess of SIPC” policy has an overall aggregate limit of liability of $400.0 million. The Company has entered into an indemnity agreement with Lloyd’s of London pursuant to which the Company has agreed to indemnify Lloyd’s of London for losses incurred by Lloyd’s under the policy.

AVAILABLE INFORMATION

The Company’s principal place of business is at 85 Broad Street, New York, NY 10004 and its telephone number is (212) 668-8000. The Company’s Internet address is http://www.opco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2012 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 15% of the overall ARS issued into the ARS market remain outstanding at December 31, 2012. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements the Company has purchased and will, subject to the terms and conditions of the settlements with the regulators, continue to purchase ARS from its clients on a periodic basis pursuant to the settlements with the Regulators. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2012, the Company had a valuation adjustment (unrealized loss) of $7.7 million for ARS.

The Company’s customers held at Oppenheimer approximately $212.9 million of ARS at December 31, 2012, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIB’s”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time. If the Company were to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and, in the case of the MSD, may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won’t seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See “Legal Proceedings.”

The Company has sought, with very limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings.

Damage to our reputation could damage our businesses.

Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects.

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

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•	The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as we have observed in recent years, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues.

•	A portion of the Company’s revenues are derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company’s funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company’s business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values under management may ultimately decline, which would negatively impact fee revenues.

•	A downturn in the financial markets may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads. A further downturn could negatively impact the Company’s ability to generate revenue.

•	Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity. Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•	Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”, under Item 7.

•	Changes in interest rates (especially if such changes are rapid), high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue. The reduction of interest rates to all-time record lows has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC-covered deposits. If interest rates remain at the current historical low levels until late 2014, as is forecasted by the Federal Reserve, or later, the Company’s profitability will continue to be significantly negatively impacted.

•	The Company expects to continue to commit its own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of its positions, resulting in reduced revenue.

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

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be effective. Severe market events have historically been difficult to predict, and significant losses could be realized in the wake of such events. The “Flash Crash” on May 6, 2010 was driven not by external economic events but by internal market dynamics and automated systems. Such events cannot be predicted nor can anyone, including the Company, predict the effectiveness of controls put in place to prevent such incidents.

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

If the Company is unable to repay its outstanding indebtedness when due, its operations would be materially, adversely affected.

At December 31, 2012, the Company had liabilities of approximately $2.2 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations or the liquidation of collateral supporting such borrowings will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations would most likely have a material adverse affect on its results of operations and financial condition.

The Company may make strategic acquisitions of businesses, engage in joint ventures or divest or exit existing businesses, which could result in unforeseen expenses or disruptive effects on its business.

From time to time, the Company may consider acquisitions of other businesses or joint ventures with other businesses. For example, on January 14, 2008, the Company acquired certain businesses from CIBC World Markets Corp. Any acquisition or joint venture that the Company determines to pursue will be accompanied by a number of risks. After the announcement or completion of an acquisition or joint venture, the Company’s share price could decline if investors view the transaction as too costly or unlikely to improve the Company’s competitive position. Costs or difficulties relating to such a transaction, including integration of products, employees, offices, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company’s estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects. These difficulties could disrupt the Company’s ongoing business, increase its expenses and adversely affect its operating results and financial condition.

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

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption “Regulation” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Regulation”.

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

In addition, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Ltd. are regulated by the Financial Services Authority of the United Kingdom and the Securities and Futures Commission in Hong Kong, respectively. Failure of these entities to comply with net capital requirements could subject those entities to suspension or expulsion by their respective regulators.

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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the recent worldwide credit disruptions, including the disruptions in the auction rate securities market. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. As discussed above, on January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer et al, in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter after-tax charge of $17.9 million. See Item 1A under the caption “Risk Factors -The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market”, as well as Item 3 under the caption “Legal Proceedings” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

If actual experience differs from management’s estimates used in the preparation of financial statements, the Company’s consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. The Company’s accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed by the Company as critical accounting estimates, are those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 15 to the consolidated financial statements for the year ended December 31, 2012 appearing in Item 8.

The Company’s move to a new and unified headquarters may create unintended risks and cost overruns.

The Company is in the final phase of a process to unify its principal businesses in New York City in a single building (85 Broad St.) in downtown Manhattan. This process is under way with the initial re-locations having taken place in the fourth quarter of 2011 and continuing throughout 2012. This process is expected to be completed by June 30, 2013. While the Company believes that these actions will significantly improve its business operations and result in financial savings over the life of its initial 15 year lease, the Company cannot assure that this result will not be negatively impacted by any or all of the following factors:

•	cost overruns on the project;

•	business disruptions from the re-location process;

•	business disruptions from unforeseen factors, such as Superstorm Sandy;

•	employee loss due to re-location;

•	disruptions due to the centrally located nature of the business; and

•	other

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

Risks related to insurance programs.

The Company’s operations and financial results are subject to risks and uncertainties related to the use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly: property and casualty, general liability, workers’ compensation, and the portion of employee-related health care benefits plans funded by the Company, and certain errors and omissions liability, among others.

While the Company endeavors to purchase insurance coverage that is appropriate to its assessment of risk, it is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. The Company’s business may be negatively affected if in the future its insurance proves to be inadequate or unavailable. In addition, insurance claims may divert management resources away from operating the business.

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

In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup Inc., Bank of America Corporation, and American International Group, Inc. needed to accept substantial funding from the Federal government. In the fourth quarter of 2011, MF Global Holdings Ltd. filed for bankruptcy protection. In August 2012, Peregrine Financial Group, Inc. was declared bankrupt and placed in receivership. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Recent disclosures of such incursions by foreign and domestic unauthorized agents aimed at large financial institutions reflect higher risks for all such institutions. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Security breaches and other disruptions could compromise the Company’s information and expose the Company to liability, which would cause its business and reputation to suffer.

In the ordinary course of business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees, in its data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to its operations. Despite its security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise its networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt its operations and the services the Company provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect its business, revenues and competitive position.

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

To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. The Company operates in Israel, the United Kingdom, and Hong Kong, China as well as through agents in Latin America. If the Company is unable to manage these risks relating to its foreign operations effectively, its reputation and results of operations could be harmed.

We may face exposure for environmental liabilities in British Columbia, Canada.

The Company has received notice from the current owner of rural mountainous properties in Canada that the Company maybe liable for environmental claims with respect to such properties and that designate it a potentially responsible party in remedial activities for the cleanup of waste sites under applicable statutes. The Company is believed to have held title to various properties near Panorama, British Columbia, Canada from October 1942 through August 1969 and to have engaged in mining and milling operations for some part of that period. The Company was originally incorporated in British Columbia, Canada in 1933, under the name Sheep Creek Gold Mines Limited. The Company underwent a series of name changes and continuances, including from British Columbia to Ontario, from Ontario to Canadian federal jurisdiction and then, in May 2009, from Canada to Delaware.

The Company currently believes that future environmental claims, if any, that may be asserted will not be material and that its potential liability for known environmental matters is not material. However, environmental and related remediation costs are difficult to quantify. Applicable law may impose joint and several liability on each potentially responsible party for the cleanup.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Although management has established a disaster recovery plan there is no guarantee that such plan will allow the Company to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. The Company maintains disaster recovery sites to aid it in reacting to circumstances such as those described above. The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The plans and preparations for such eventualities including the sites themselves may not be adequate or effective for their intended purpose.

The effect of climate changes on the Company cannot be predicted with certainty.

The Company is not directly affected by environmental legislation, regulation or international treaties. The Company is not involved in an industry which is significantly impacted by climate changes except as such changes may affect the general economy of the United States and the rest of the world. Severe weather conditions such as storms, snowfall, and other climatic events may affect one or more offices of the Company. Recently Superstorm Sandy caused dislocation and disruption of the Company’s operations. Any such event may materially impact the operations or finances of the Company. The Company maintains Disaster Recovery Plans (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Continuity”) and property insurance for such emergencies. A significant change in the climate of the World could affect the general growth in the economy, population growth and create other issues which will over time affect returns on financial instruments and thus the financial markets in general. It is impossible to predict such effects on the Company’s business and operations.

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

The Company issues two classes of shares, Class A Stock and Class B voting common stock (“Class B Stock”). At December 31, 2012, there were 99,680 shares of Class B Stock outstanding compared to 13,508,318 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.

The Company’s Chairman and CEO owns a significant portion of the Company’s Class B voting stock and therefore can exercise significant control over the corporate governance and affairs of the Company, which may result in him taking actions with which other stockholders do not agree.

The Company’s Chairman and CEO, Mr. Albert Lowenthal, owns over 96% of the Class B voting stock. As a result, Mr. Lowenthal can exercise substantial influence over the outcome of most, if not of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This Class B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a “control premium” by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the impact of “say on pay” provisions on corporate governance at the Company.

Possible additional issuances of the Company’s stock will cause dilution.

At December 31, 2012, the Company had 13,508,318 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 86,803 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 850,068 shares of Class A Stock. The Company is further authorized to issue up to 319,587 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As part of the consideration for the January 14, 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock on January 14, 2008 at an exercise price of $48.62 per share. The warrants expire on April 13, 2013. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our shares of Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company’s stockholders. The market price of the Company’s Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at its new headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions. The Company is also in the final phase of transitioning its operations, technology, and finance personnel from 125 Broad Street to 85 Broad Street, New York, New York which should be completed by June 30, 2013 (See below as well as Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Generally, the offices outside of 85 Broad Street and 125 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its human resources department. OMHHF operates its business out of North Wales, Pennsylvania and Oppenheimer Trust Company is based in Florham Park, New Jersey. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, U.K., Tel Aviv, Israel and Hong Kong, China.

The Company and its subsidiaries own no real property but, at December 31, 2012, occupied office space totaling approximately 1.5 million square feet in 109 locations under standard commercial terms expiring between 2012 and 2020. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

In 2011, the Company signed a lease to occupy approximately 270,000 square feet on seven floors at 85 Broad Street in New York City for a term of 15 years. The costs of the consolidation of the Company’s primary business units and employees into this space will generate approximately $62 million in savings over the life of the lease. However, in 2011 and 2012, the expense to the Company with respect to this consolidation was approximately $11.5 million stemming from overlapping rent costs and write-offs. The Company expects to expense $1 million in fiscal 2013, stemming from duplicative rent, write-offs and depreciation and amortization of tenant improvements.

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

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” as well as “Factors Affecting ‘Forward-Looking Statements’ “ herein.

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $125.5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made five offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and October 22, 2012. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the settlements with the regulators, continue on a periodic basis pursuant to the settlements with the Regulators. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at December 31, 2012, the Company had purchased and holds approximately $77.1 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of December 31, 2012, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011 and 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011 and. 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010 and 2011, for additional details of the agreements with the NYAG.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which was subsequently reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Claimant sought an award of punitive damages from Oppenheimer as well as interest on such award. Claimant based its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. U.S. Airways is a publicly-traded corporation that bought and sold ARS for many years through several broker dealers, not just Oppenheimer. It is also a “Qualified Institutional Buyer” (as defined in Rule 144A of the Securities Exchange Act of 1934) and purchased ARS for cash management purposes. On July 26, 2012, in connection with claimant having rested its case, Oppenheimer made a Motion to Dismiss the arbitration or in the alternative, to make a finding that claimant should have reasonably mitigated its damages in the fall of 2007. On August 10, 2012, the panel issued an order denying Oppenheimer’s Motion to Dismiss and made a finding that claimant should have reasonably mitigated its damages in the fall of 2007. On January 31, 2013, the arbitration panel, issued an order awarding US Airways $30 million in damages, including interest and costs, on a claim of approximately $140 million (including interest and costs). The Company has incorporated the financial impact of the award, an after-tax charge of $17.9 million, into its 2012 financial results. Oppenheimer paid its respective share of the award on February 25, 2013.

In connection with the U.S. Airways matter, on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there is a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. The arbitration with U.S. Airways commenced in September 2011. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. As a result of the award in favor of US Airways, Oppenheimer intends shortly to file a motion to lift the stay in the arbitration with DBSI and to commence to prosecute its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount paid to US Airways pursuant to the order described above plus all associated costs. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to US Airways.

In August 2009, Oppenheimer received notification of the filing of an arbitration claim before FINRA captioned Investec Trustee (Jersey) Limited as Trustee for The St. Paul’s Trust v. Oppenheimer & Co. Inc. et. al seeking an award ordering Oppenheimer to repurchase approximately $80 million in ARS previously purchased by Investec as Trustee for the St. Paul’s Trust, and seeking additional damages of approximately $11.5 million as a result of claimant’s liquidation of certain ARS positions in a private securities transaction. Claimant sought interest and attorneys fees as part of its claim. On August 31, 2012, the parties entered into a settlement agreement pursuant to which (i) Oppenheimer agreed to pay and subsequently did pay $4.5 million to Investec; (ii) Oppenheimer agreed to repurchase any remaining ARS held by Investec on January 15, 2015; and (iii) the claims in the arbitration were withdrawn. At December 31, 2012, Investec held approximately $7.0 million in ARS.

In addition to the ARS cases discussed above, as of December 31, 2012, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately nine arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $100,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of December 31, 2012, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.1 million as a result of legal settlements with clients. In addition, as noted above, on January 31, 2013, the arbitration panel, issued an order awarding US Airways $30 million in damages, including interest and costs. Oppenheimer paid its respective share of the award on February 25, 2013. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and note 13 to the consolidated financial statements appearing in Item 8 herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” herein.

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

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the Federal court, was denied on August 2, 2011. On July 20, 2012, Providence Holding, Inc. (“Providence Holding”), the seller of Providence to Park Avenue in the transaction referenced above, filed a motion in the Oklahoma proceeding for permission to assert a tardy cross-claim against Oppenheimer and Oppenheimer Trust Company alleging breach of fiduciary duty, fraud, breach of contract, and interference with prospective business advantage. Providence Holding’s motion was mooted by the Receiver’s service of an amended complaint on December 20, 2012, which refreshed Providence Holding’s right to serve cross-claims. Oppenheimer answered the amended complaint on January 23, 2013 and the other Oppenheimer entities named as defendants filed motions to dismiss the amended complaint, which motions remain under consideration. On January 14, 2013, Providence Holdings, Inc. served an answer to the amended complaint and interposed cross-claims against Oppenheimer, Oppenheimer Trust Company and three other Oppenheimer companies: the Company, Oppenheimer Asset Management, Inc. and Oppenheimer Investment Management. All Oppenheimer entities served motions to dismiss the Providence Holdings, Inc. cross claims on February 7, 2013. On September 7, 2012, the court entered a scheduling order requiring that all discovery be completed by December 4, 2013. Discovery is ongoing. On October 1, 2012, a 13-count indictment was unsealed in the United States District Court for the Southern District of New York charging three individuals, including a former registered representative of Oppenheimer, with, conspiracy to commit wire fraud in connection with Park Avenue’s acquisition of Providence. Oppenheimer is not named in the indictment, and there are no indications that it is a target of any investigation. Oppenheimer believes it has meritorious defenses to the claims raised in the Oklahoma proceedings and intends to defend against these claims vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs in the matter filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holding filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings Inc. and discussed above. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. The Texas court has not as yet approved the parties’ stipulation to stay the action, but Oppenheimer believes the court will enter its formal approval in due course. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2012 and 2011 fiscal years. Prices provided are based on data provided by the NYSE.

Class A Stock:		NYSE
		HIGH	LOW
2012	1st Quarter	$19.69	$15.67
	2nd Quarter	$18.71	$13.21
	3rd Quarter	$18.00	$13.24
	4th Quarter	$17.42	$14.63
2011	1st Quarter	$33.93	$24.63
	2nd Quarter	$34.87	$25.00
	3rd Quarter	$28.98	$15.47
	4th Quarter	$19.45	$12.47

As at December 31, 2012, there were 936,871 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

As part of the consideration for certain businesses acquired in January 2008, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock at an exercise price of $48.62 per share on January 14, 2013. The warrants expire on April 13, 2013.

(b) The following table sets forth information about the stockholders of the Company as at February 28, 2013 as set forth in the records of the Company’s transfer agent and registrar:

	Number of shares	Number of stockholders of record
Class A Stock	13,508,318	179
Class B Stock	99,680	171

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A Stock and Class B Stock for the fiscal years ended December 31, 2011 and 2012 and the first quarter of 2013.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 27, 2011	February 11, 2011	February 25, 2011	$0.11
Quarterly	April 28, 2011	May 13, 2011	May 27, 2011	$0.11
Quarterly	July 28, 2011	August 12, 2011	August 26, 2011	$0.11
Quarterly	October 27, 2011	November 11, 2011	November 25, 2011	$0.11
Quarterly	January 26, 2012	February 10, 2012	February 24, 2012	$0.11
Quarterly	April 25, 2012	May 11, 2012	May 25, 2012	$0.11
Quarterly	July 26, 2012	August 10, 2012	August 24, 2012	$0.11
Quarterly	October 25, 2012	November 9, 2012	November 23, 2012	$0.11
Quarterly	January 24, 2013	February 8, 2013	February 22, 2013	$0.11

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

As at December 31,	2007	2008	2009	2010	2011	2012
Oppenheimer Class A Stock	100	31	79	63	39	42
S&P 500	100	62	76	86	86	97
S&P 500 / Diversified Financials	100	40	51	53	37	51

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

In 2012, the Company purchased and cancelled an aggregate of 121,599 shares of Class A Stock for total consideration of $1.9 million ($15.35 per share).

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2012. In January 2008, the Company purchased certain businesses (See Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Amounts are expressed in thousands of dollars, except share and per share amounts.

	2012	2011	2010	2009	2008
Revenue	$952,612	$958,992	$1,036,273	$990,480	$919,823
Net profit (loss) attributable to the Company	$(3,613)	$10,316	$38,532	$20,824	$(19,980)
Net profit (loss) per share attributable to the Company (1)
—basic	$(0.27)	$0.76	$2.89	$1.59	$(1.51)
—diluted	$(0.27)	$0.74	$2.77	$1.55	$(1.51)
Total assets	$2,678,020	$3,527,439	$2,515,062	$2,162,582	$1,506,073
Long term debt	$195,000	$195,000	$122,503	$132,503	$147,663
Total liabilities	$2,173,019	$3,014,036	$2,007,700	$1,701,570	$1,072,119
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Stockholders’ equity attributable to the Company	$500,740	$508,070	$504,330	$461,012	$433,954
Book value per share attributable to the Company (1)	$36.80	$37.16	$37.73	$34.88	$33.38
Number of shares of capital stock outstanding (1)	13,607,998	13,671,945	13,368,202	13,217,681	12,999,145

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at December 31, 2012, the Company provided its services from 86 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, and London, England and in two offices in Latin America through local broker-dealers. Client assets entrusted to the Company as at December 31, 2012 totaled approximately $80.3 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in mortgage brokerage and servicing. At December 31, 2012, client assets under management by the asset management groups totaled approximately $20.9 billion At December 31, 2012, the Company employed 3,521 employees (3,445 full time and 76 part time), of whom approximately 1,406 were financial advisers.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 7 to the consolidated financial statements for the year ended December 31, 2012 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. The swaps expired on March 31, 2011. For the year ended December 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 ($450,900 in 2010) and was recorded as other comprehensive income on the consolidated statement of comprehensive income (loss).

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. See note 7 to the consolidated financial statements appearing in Item 8 for further information. With the repayment of the Subordinated Note in the second quarter of 2011, this cap was no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012. The Company recorded $19,780 in interest expense with respect to the interest rate cap for the year ended December 31, 2012.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities. A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4 to the consolidated financial statements for the year ended December 31, 2012.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2012 and 2011. The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

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

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client’s account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount. See “Legal Proceedings,” note 13 to the consolidated financial statements appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment “.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. Goodwill recorded as at December 31, 2012 has been tested for impairment and it has been determined that no impairment has occurred. See note 15 to the consolidated financial statements appearing in Item 8 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp., including five-year contingent consideration issued as a result of such acquisition. At the end of 2012, all contingencies expired and the Company recorded a reduction of “Excess of fair value of assets acquired over cost” of $7 million and deferred tax liabilities of $5 million offset by the reversal of related customer relationship intangible assets of $630,000 and fixed assets of $65,000 on the consolidated balance sheet as of December 31, 2012 as well as a non-cash adjustment reducing occupancy expenses in the amount of $11.3 million.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2012 have been tested for impairment and it has been determined that no impairment has occurred. See note 15 to the consolidated financial statements appearing in Item 8 for further discussion.

Intangible assets also arose from the January 2008 acquisition of the Oppenheimer Divisions from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships were being amortized on a straight-line basis over 180 months commencing in January 2008. However, due to the expiration of the five-year contingent consideration issued as part of such acquisition, remaining amounts related to the customer relationship intangible asset of $630,000 were reversed in the fourth quarter of 2012. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company terminated the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011 and $3.2 million during the first quarter of 2012.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes option-pricing model and applies to it a forfeiture rate based on historical experience. Key input assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. For further discussion, see note 12 to the consolidated financial statements appearing in Item 8.

Income Taxes

The Company records deferred taxes for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. In addition, the Company estimates and provides for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under accounting guidance. For further discussion, see note 11 to the consolidated financial statements appearing in Item 8.

New Accounting Pronouncements

Recently adopted and recently issued accounting pronouncements are described in note 1 to the consolidated financial statements for the year ended December 31, 2012 appearing in Item 8.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2012, the Company had a valuation adjustment (unrealized loss) of $7.7 million for ARS.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Factors Affecting ‘Forward-Looking Statements’”.

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

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (“SEC”) and FINRA (formerly the NYSE and NASD) in the United States, the Financial Services Authority (“FSA”) in the United Kingdom, the Securities and Futures Commission in Hong Kong (“SFC”) and various state securities regulators in the United States. Events in recent years surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking. Rules adopted in the U.S. and Europe would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade U.S. exchanges. Italy is expected to implement its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. It appears increasingly likely that such a tax will be implemented throughout the Eurozone. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. It seems likely that additional comments will be permitted surrounding the impact of the Volcker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 25 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. Recent revelations around the fixing of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives is likely.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2012, the Company purchased and holds approximately $77.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $38.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $212.9 million of ARS at December 31, 2012, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” and “Legal Proceedings” herein.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described under “Legal Proceedings”, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. See “Legal Proceedings” herein and note 13 to the consolidated financial statements appearing in Item 8.

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

The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. As a result of the dislocation, the Company received rent abatement credits of $1.7 million for its two downtown buildings and incurred rent and other costs of approximately $500,000 to accommodate displaced employees.

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

Results of Operations

Net loss for the year ended December 31, 2012 was $3.6 million or $(0.27) per share compared to net profit of $10.3 million or $0.76 per share in 2011. Revenue for the year ended December 31, 2012 was $952.6 million, a decrease of less than 1% compared to $959.0 million in 2011.

The fourth quarter of 2012 was significantly impacted by the following matters. On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against the Company’s subsidiary, Oppenheimer, in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter after-tax charge of $17.9 million. The Company is extremely disappointed with the decision of the panel and will pursue its previously filed arbitration against Deutsche Bank covering many of the issues in this case in an effort to recover the amount of the award plus all associated costs of the case.

The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer, in an amount equal to the net after tax effect of the award. Accordingly, the regulatory capital of Oppenheimer did not change as a result of the award.

Separately, at the end of 2012, all contingencies expired related to five year contingent consideration issued as part of the Company’s acquisition of the U.S. capital markets division from CIBC in January 2008. As a result, the Company recorded a non-cash adjustment reducing occupancy expenses in the amount of $6.8 million, on an after-tax basis. Also, during the fourth quarter of 2012, the Company recorded after-tax credits of $1.9 million related to state investment and employment incentives for investments previously made. The net effect of these three items was an after-tax charge of $9.2 million for the period.

The fourth quarter of 2012 was also impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. As a result of the dislocation, the Company received rent abatement credits of $1.7 million for its two downtown buildings and incurred rent and other costs of approximately $500,000 to accommodate displaced employees.

The following table sets forth the amount and percentage of the Company’s revenue from each principal source for each of the following years ended December 31:

Amounts are expressed in thousands of dollars.

	2012	%	2011	%	2010	%
Commissions	$469,865	49%	$492,228	51%	$537,730	52%
Principal transactions, net	54,311	6%	47,660	5%	78,384	8%
Interest	57,662	6%	56,779	6%	45,871	4%
Investment banking	89,477	10%	119,202	12%	134,906	13%
Advisory fees	222,732	23%	197,097	21%	187,888	18%
Other	58,565	6%	46,026	5%	51,494	5%

Total revenue	$952,612	100%	$958,992	100%	$1,036,273	100%

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

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

Amounts are expressed in thousands of dollars.

	Period to Period Change
	Increase (Decrease)
	2012 versus 2011		2011 versus 2010
	Amount	Percentage	Amount	Percentage
Revenue
Commissions	$(22,363)	-5%	$(45,502)	-8%
Principal transactions, net	6,651	+14%	(30,724)	-39%
Interest	883	+2%	10,908	+24%
Investment banking	(29,725)	-25%	(15,704)	-12%
Advisory fees	25,635	+13%	9,209	+5%
Other	12,539	+27%	(5,468)	-11%

Total revenue	(6,380)	-1%	(77,281)	-7%

Expenses
Compensation and related expenses	(356)	0%	(49,274)	-7%
Clearing and exchange fees	(1,241)	-5%	(763)	-3%
Communications and technology	686	+1%	(2,027)	-3%
Occupancy and equipment costs	(13,691)	-18%	2,120	+3%
Interest	(2,940)	-8%	12,276	+48%
Other	29,537	26%	10,530	+10%

Total expenses	11,995	1.3%	(27,138)	-3%

Loss before income taxes	(18,375)	-103%	(50,143)	-74%
Income tax benefit	(4,907)	-94%	(21,980)	-81%

Net loss	(13,468)	-107%	(28,163)	-69%

Net profit attributable to non-controlling interest, net of tax	461	+20%	53	2%

Net loss attributable to the Company	$(13,929)	-135%	$(28,216)	-73%

Fiscal 2012 compared to Fiscal 2011

Revenue

Commission revenue was $469.9 million in the year ended December 31, 2012, a decrease of 4.5% compared to $492.2 million in 2011 due to a lower volume of business in the year ended December 31, 2012 compared to 2011.

Principal transactions revenue was $54.3 million in the year ended December 31, 2012, an increase of 14.0% compared to $47.7 million in 2011. Revenue from equities, corporate bonds, agencies and municipals trading as well as an increase in the value of the Company’s investments added $17.4 million in the year ended December 31, 2012 compared to 2011. These gains were offset by decreases of $9.6 million in U.S. government and agencies trading and repurchase agreements as well as the negative effect of the valuation adjustment for auction rate securities owned and committed to purchase from clients of $3.1 million.

Interest revenue was $57.7 million in the year ended December 31, 2012, an increase of 1.6% compared to $56.8 million in 2011. The increase is primarily attributable to an increase of $4.8 million in interest from higher holdings of U.S. government and agencies and reverse repurchase agreements in the year ended December 31, 2012 compared to 2011. This increase was partially offset by a decrease of $3.2 million in margin and other interest income.

Investment banking revenue was $89.5 million in the year ended December 31, 2012, a decrease of 24.9% compared to $119.2 million in 2011 primarily due a decrease of $28.1 million in revenue from corporate finance advisory fees as well as a decrease in revenue from equity issuances of $2.9 million in 2012 compared to the same period in 2011.

Advisory fees were $222.7 million in the year ended December 31, 2012, an increase of 13.0% compared to $197.1 million in 2011. Asset management fees increased by $17.3 million for the year ended December 31, 2012 compared to 2011 as a result of an increase in the value of assets under management during the year. Incentive fee income increased by $8.3 million in the year ended December 31, 2012 compared to 2011.

Other revenue was $58.6 million in the year ended December 31, 2012, an increase of 27.2% compared to $46.0 million in 2011 primarily due to an increase of $5.5 million in the fair value of our Company-owned life insurance policies that support our deferred compensation plans. In addition, fees generated by Oppenheimer Multifamily Housing & Healthcare Finance, Inc. increased $7.1 million in the year ended December 31, 2012 compared to 2011.

Expenses

Compensation and related expenses were $626.4 million in the year ended December 31, 2012, essentially flat compared to $626.8 million in 2011.

Clearing and exchange fees were $23.8 million in the year ended December 31, 2012, a decrease of 5.0% compared to $25.0 million in 2011 primarily stemming from a $1.3 million decrease in floor brokerage fees in the year ended December 31, 2012 compared to 2011. This decrease relates to the decrease in commission business described above.

Communications and technology expenses were $63.4 million for the year ended December 31, 2012, an increase of 1.1% compared to $62.7 million in 2011 due primarily to an increase in information technology-related expenses in the year ended December 31, 2012 compared to 2011.

Occupancy and equipment costs were $62.8 million for the year ended December 31, 2012, a decrease of 17.9% compared to $76.5 million in 2011. At the end of 2012, all contingencies expired related to five year contingent consideration issued as part of the Company’s acquisition of the U.S. capital markets division from Canadian Imperial Bank of Commerce in January 2008. As a result, the Company recorded a non-cash adjustment reducing occupancy expenses in the amount of $11.3 million.

Interest expense was $35.1 million in the year ended December 31, 2012, a decrease of 7.7% compared to $38.0 million in 2011 primarily due to decreased interest expenses incurred on repurchase agreements held by the government trading desk for the year ended December 31, 2012 compared to that of 2011.

Other expenses were $141.7 million for the year ended December 31, 2012, an increase of 26.3% compared to $112.2 million in 2011 due to the outcome of the U.S. Airways arbitration as discussed above.

During the three months ended June 30, 2012, the Company recorded adjustments of $1.3 million, net of taxes, related to the prior periods to establish additional reserves for taxes and adjust related interest. During the three month period ended December 31, 2012 the Company recorded tax credits of $1.9 million (net of Federal taxes) related to state investment and employment incentives for investments previously made.

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

Liquidity and Capital Resources

Total assets at December 31, 2012 decreased by 24.1% from December 31, 2011 due to a reduction in government securities positions and repurchase transactions. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, changes in stock loan balances and financing through repurchase agreements. The Company believes that such availability will continue going forward but current conditions in the worldwide credit markets may make the availability of bank financing more challenging. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2012, the Company had $128.3 million of such borrowings outstanding compared to outstanding borrowings of $27.5 million at December 31, 2011. The Company also has availability, on a limited basis, of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse affect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, a few lenders have reduced and, in some cases, ceased to provide funding to the Company on both a secured and unsecured basis. As of December 31, 2012, the Company did not have any exposure to European sovereign debt.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2012, the Company purchased and holds approximately $77.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $38.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 on in ARS in its proprietary trading account as of December 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

As discussed in “Legal Proceedings” above, the Company was required to make a $30 million payment to US Airways within 30 days resulting from the decision rendered by FINRA arbitration panel on January 31, 2013. The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer, the broker-dealer, in an amount equal to the net after tax effect of the award.

Refinancing

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes (“Notes”) due April 15, 2018 at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Morgan Stanley Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which has been capitalized in the second quarter of 2011 and will be amortized over the period of the Notes. The Company wrote off $344,000 in unamortized debt issuance costs related to the Senior Secured Credit Note during the second quarter of 2011. Additionally, as a result of the retirement of the Subordinated Note, the effective portion of the net loss of $1.3 million related to the interest rate cap cash flow hedge has been reclassified from accumulated other comprehensive income (loss) on the condensed consolidated balance sheet to interest expense on the condensed consolidated statement of operations during the second quarter of 2011.

Interest expense as well as interest paid for the year ended December 31, 2012 on the Notes was $17.1 million.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At December 31, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2012.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $14.6 million in forgivable notes, to financial advisers (which are inherently illiquid) for the year ended December 31, 2012 ($15.7 million for the year ended December 31, 2011) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2012, bank call loans were $128.3 million ($27.5 million at December 31, 2011). The average bank loan outstanding for the year ended December 31, 2012 was $73.2 million ($92.7 million for the year ended December 31, 2011). The largest bank loan outstanding for the year ended December 31, 2012 was $316.3 million ($240.1 million for the year ended December 31, 2011). The average weighted interest rate on bank call loans applicable on December 31, 2012 was 1.23%.

At December 31, 2012, stock loan balances totaled $190.4 million ($318.8 million at December 31, 2011). The average daily stock loan balance for the year ended December 31, 2012 was $290.3 million ($349.3 million for the year ended December 31, 2011). The largest stock loan balance for the year ended December 31, 2012 was $400.5 million ($471.9 million for the year ended December 31, 2011).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

At December 31, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $1.2 billion and $1.6 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2012 was $6.0 billion and $6.8 billion, respectively ($6.6 billion and $7.6 billion, respectively, for the year ended December 31, 2011). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2012 was $8.8 billion and $9.6 billion, respectively ($9.3 billion and $12.7 billion, respectively, for the year ended December 31, 2011).

At December 31, 2012, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended December 31, 2012 was $nil. At December 31, 2012, the gross leverage ratio was 5.3.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2012, OMHHF had $8.1 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the year ended December 31, 2012 was $895,000 ($1.7 million in 2011).

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer, in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter after-tax charge of $17.9 million. The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award. Oppenheimer paid its respective share of the award on February 25, 2013.

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

Funding Risk

Expressed in thousands of dollars.

	For the year ended December 31,
	2012	2011
Cash provided by (used in) operating activities	$ (9,452)	$ 81,537
Cash used in investing activities	(14,739)	(5,192)
Cash provided by (used in) financing activities	89,228	(58,870)

Net increase in cash and cash equivalents	$ 65,037	$ 17,475

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2012, the Company issued 5 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On November 23, 2012, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On January 24, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on February 22, 2013 to stockholders of record on February 8, 2013.

The book value of the Company’s Class A and Class B Stock was $36.80 at December 31, 2012 compared to $37.16 at December 31, 2011, based on total outstanding shares of 13,607,998 and 13,671,945, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2012 was 13,602,205 compared to 13,936,733 outstanding in 2011.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 4 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference.

Contractual and Contingent Obligations

The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of new senior secured notes issued in the amount of $200.0 million. See note 7 to the consolidated financial statements appearing in Item 8.

The following table sets forth the Company’s contractual and contingent commitments as at December 31, 2012.

Expressed in millions of dollars.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals(1)	$323	$42	$72	$55	$154
Committed capital	5	5	0	0	0
Earn-out	25	25	0	0	0
Senior Secured Notes(2)	195	0	0	0	195
ARS purchase offers(3)	38	13	23	2	0
ARS arbitration award(4)	30	30	0	0	0

Total	$616	$115	$95	$57	$349

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5 million in November 2011.
(3)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.
(4)	Represents amount due to U.S. Airways as a result of FINRA arbitration award rendered on January 31, 2013.

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

Credit Risk. Credit risk represents the loss that the Company would incur if a client, counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations. Given the recent issues in the credit markets, there has been an increased focus in the industry about credit risk. The Company follows industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral wherever possible. The Company adjusts margin requirements if it believes the risk exposure is not appropriate based on market conditions. When Oppenheimer advances funds or securities to a counterparty in a principal transaction or to a customer in a brokered transaction, it is subject to the risk that the counterparty or customer will not repay such advances. If the market price of the securities purchased or loaned has declined or increased, respectively, Oppenheimer may be unable to recover some or all of the value of the amount advanced. A similar risk is also present where a customer is unable to respond to a margin call and the market price of the collateral has dropped. In addition, Oppenheimer’s securities positions are subject to fluctuations in market value and liquidity.

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer’s account. Further discussion of credit risk appears in note 4 to the Company’s consolidated financial statements appearing in Item 8.

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

Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk. See further discussion in note 4 to the consolidated financial statements appearing in Item 8.

Value-at-Risk. Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC’s market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading of financial instruments and derivatives. The value-at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model, for the market factors relevant to the portfolio, were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.

At December 31, 2012 and 2011, the Company’s value-at-risk for each component of market risk was as follows (in thousands of dollars):

	VAR for Fiscal 2012			VAR for Fiscal 2011
	High	Low	Average	High	Low	Average
Equity price risk	$391	$6	$210	$1,113	$93	$426
Interest rate risk	1,491	1,043	1271	2,225	1,437	$1,766
Commodity price risk	108	77	90	152	136	$133
Diversification benefit	(1,144)	(630)	(898)	(1,672)	(912)	(1,163)

Total	$846	$496	$673	$1,818	$754	$1,162

	VAR at December 31,
	2012	2011
Equity price risk	$172	$93
Interest rate risk	1,043	1,437
Commodity price risk	77	136
Diversification benefit	(760)	(912)

Total	$532	$754

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2012 from those reported in 2011 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2012 compared to December 31, 2011. The Company’s portfolio as at December 31, 2012 includes approximately $14.0 million ($13.2 million in 2011) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. The Company used derivative financial instruments to hedge interest rate risk in fiscal 2011, including in connection with the Senior Secured Credit Note and the Subordinated Note, which is described in note 7 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated herein by reference. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2012 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 6, 2013

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011
ASSETS
Cash and cash equivalents	$135,366	$70,329
Cash and securities segregated for regulatory and other purposes	33,000	30,086
Deposits with clearing organizations	25,954	35,816
Receivable from brokers and clearing organizations	479,699	288,113
Receivable from customers, net of allowance for credit losses of $2,256 ($2,548 in 2011)	817,941	837,822
Income taxes receivable	451	6,743
Securities purchased under agreements to resell	—	847,688
Securities owned, including amounts pledged of $569,995 ($653,651 in 2011), at fair value	759,742	924,541
Notes receivable, net	47,324	54,044
Office facilities, net	28,332	16,976
Deferred tax assets, net	16,340	—
Intangible assets, net	31,700	35,589
Goodwill	137,889	137,889
Other	164,282	241,803

	$2,678,020	$3,527,439

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$56,586	$51,848
Bank call loans	128,300	27,500
Payable to brokers and clearing organizations	204,218	335,610
Payable to customers	692,378	479,896
Securities sold under agreements to repurchase	392,391	1,508,493
Securities sold, but not yet purchased, at fair value	173,450	69,415
Accrued compensation	150,434	144,283
Accounts payable and other liabilities	180,262	184,669
Senior secured note	195,000	195,000
Deferred tax liabilities, net	—	10,302
Excess of fair value of acquired assets over cost	—	7,020

	2,173,019	3,014,036

Stockholders’ equity
Share capital
Class A non-voting common stock (2012 – 13,508,318 shares issued and outstanding 2011 – 13,572,265 shares issued and outstanding)	62,048	62,593
Class B voting common stock 99,680 shares issued and outstanding	133	133

	62,181	62,726
Contributed capital	39,231	36,832
Retained earnings	399,121	408,720
Accumulated other comprehensive income (loss)	207	(208)

Total Oppenheimer Holdings Inc. stockholders’ equity	500,740	508,070
Non-controlling interest	4,261	5,333

	505,001	513,403

	$2,678,020	$3,527,439

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands of dollars, except per share amounts)	2012	2011	2010
REVENUE
Commissions	$469,865	$492,228	$537,730
Principal transactions, net	54,311	47,660	78,384
Interest	57,662	56,779	45,871
Investment banking	89,477	119,202	134,906
Advisory fees	222,732	197,097	187,888
Other	58,565	46,026	51,494

	952,612	958,992	1,036,273

EXPENSES
Compensation and related expenses	626,411	626,767	676,041
Clearing and exchange fees	23,750	24,991	25,754
Communications and technology	63,359	62,673	64,700
Occupancy and equipment costs	62,818	76,509	74,389
Interest	35,086	38,026	25,750
Other	141,715	112,178	101,648

	953,139	941,144	968,282

Profit (loss) before income taxes	(527)	17,848	67,991
Income tax provision	324	5,231	27,211

Net profit (loss) for the year	(851)	12,617	40,780
Less net profit attributable to non-controlling interest, net of tax	2,762	2,301	2,248

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(3,613)	$10,316	$38,532

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.27)	$0.76	$2.89
Diluted	$(0.27)	$0.74	$2.77
Weighted average shares
Basic	13,602,205	13,638,087	13,340,846
Diluted	13,602,205	13,936,733	13,897,261

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011	2010
Net profit (loss) for the year	$(851)	$12,617	$40,780
Other comprehensive income (loss):
Currency translation adjustment	415	(1,737)	1,597
Change in cash flow hedges, net of tax	—	1,322	(847)

Comprehensive income (loss) for the year	$(436)	$12,202	$41,530

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011	2010
Share capital
Balance at beginning of year	$62,726	$51,901	$47,824
Issuance of Class A non-voting common stock	1,321	10,825	4,077
Repurchase of Class A non-voting common stock for cancellation	(1,866)	—	—

Balance at end of year	$62,181	$62,726	$51,901

Contributed capital
Balance at beginning of year	$36,832	$47,808	$41,978
Tax shortfall from share-based awards	(720)	(1,629)	(71)
Share-based expense	3,601	4,039	7,611
Vested employee share plan awards	(1,316)	(13,386)	(1,710)
Acquisition of non-controlling interest	834	—	—

Balance at end of year	$39,231	$36,832	$47,808

Retained earnings
Balance at beginning of year	$408,720	$404,414	$371,753
Net profit (loss) for the year attributable to Oppenheimer Holdings Inc.	(3,613)	10,316	38,532
Dividends paid ($0.44 per share)	(5,986)	(6,010)	(5,871)

Balance at end of year	$399,121	$408,720	$404,414

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(208)	$207	$(543)
Currency translation adjustment	415	(1,737)	1,597
Change in cash flow hedges, net of tax	—	1,322	(847)

Balance at end of year	$207	$(208)	$207

Stockholders’ Equity of Oppenheimer Holdings Inc.	$500,740	$508,070	$504,330
Non-controlling interest
Balance at beginning of year	$5,333	$3,032	$—
Grant of non-controlling interest	—	—	784
Net profit attributable to non-controlling interest, net of tax	2,762	2,301	2,248
Acquisition of non-controlling interest	(3,834)	—	—

Balance at end of year	$4,261	$5,333	$3,032

Total Stockholders’ Equity	$505,001	$513,403	$507,362

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011	2010
Cash flows from operating activities:
Net profit (loss) for the year	$(851)	$12,617	$40,780
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Non-cash items included in net profit/(loss):
Depreciation and amortization of office facilities and leasehold improvements	10,466	11,899	12,448
Deferred income taxes	(26,642)	(745)	31,606
Amortization of notes receivable	19,515	19,699	19,657
Amortization of debt issuance costs	639	986	643
Amortization of intangible assets	3,889	5,390	4,324
Provision for (reversal of) credit losses	(292)	(168)	338
Share-based compensation	4,191	1,100	4,242
Reduction of excess of fair value of acquired assets over cost	(7,020)	—	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(2,914)	(165)	(1,456)
Deposits with clearing organizations	9,862	(12,588)	2,570
Receivable from brokers and clearing Organizations	(191,586)	14,731	88,068
Receivable from customers	20,173	87,163	(98,497)
Income taxes receivable	6,292	371	(2,679)
Securities purchased under agreements to resell	847,688	(500,618)	(183,245)
Securities owned	164,799	(557,522)	(129,848)
Notes receivable	(12,795)	(13,957)	(18,047)
Other assets	70,214	(42,105)	(70,150)
Increase (decrease) in operating liabilities:
Drafts payable	4,738	(9,207)	12,958
Payable to brokers and clearing Organizations	(131,392)	(35,765)	(64,168)
Payable to customers	212,482	72,980	(81,445)
Securities sold under agreements to repurchase	(1,116,102)	1,118,037	234,831
Securities sold, but not yet purchased	104,035	(90,637)	28,313
Accrued compensation	5,566	(31,614)	(19,366)
Accounts payable and other liabilities	(4,407)	31,655	50,846

Cash provided by (used in) operating activities	(9,452)	81,537	(137,277)

The accompanying notes are an integral part of these consolidated financial statements.

(Continued on next page)

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands of dollars)	2012	2011	2010
Cash flows from investing activities:
Purchase of office facilities	(14,739)	(5,192)	(12,157)

Cash used in investing activities	(14,739)	(5,192)	(12,157)

Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,986)	(6,010)	(5,871)
Issuance of Class A non-voting common stock	—	337	2,312
Repurchase of Class A non-voting common stock for cancellation	(1,866)	—	—
Tax shortfall from share-based awards	(720)	(1,629)	(71)
Debt issuance costs	—	(4,565)	—
Issuance of senior secured note	—	200,000	—
Buy back of senior secured note	—	(5,000)	—
Repayment of subordinated note	—	(100,000)	—
Repayments of senior secured credit note	—	(22,503)	(10,000)
Acquisition of non-controlling interest	(3,000)	—	—
Increase (decrease) in bank call loans, net	100,800	(119,500)	147,000

Cash provided by (used in) financing activities	89,228	(58,870)	133,370

Net increase (decrease) in cash and cash equivalents	65,037	17,475	(16,064)

Cash and cash equivalents, beginning of year	70,329	52,854	68,918

Cash and cash equivalents, end of year	$135,366	$70,329	$52,854

Schedule of non-cash financing activities:
Employee share plan issuance	$1,321	$10,488	$1,765
Supplemental disclosure of cash flow Information:
Cash paid during the year for interest	$38,692	$30,697	$15,938
Cash paid (refunded) during the year for income taxes	$14,254	$7,993	$(3,350)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Basis of Presentation

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company (“Oppenheimer Trust”), a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer Europe Ltd. (formerly Oppenheimer E.U. Ltd.), based in the United Kingdom, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Services Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies. Oppenheimer operates as Fahnestock & Co. Inc. in Latin America. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel as a local broker dealer. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s Annual Report on Form 10-K and in its annual report to stockholders. All material intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of December 31, 2012, the Company owned 83.67% of OMHHF and the non-controlling interest recorded in the consolidated balance sheet was $4.3 million.

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

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. See note 7 for further information. The cap expired worthless on December 31, 2012.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities (“ARS”). A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in note 4.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is reported in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded.

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

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Goodwill recorded as at December 31, 2012 has been tested for impairment and it has been determined that no impairment has occurred. See note 15 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp., including five-year contingent consideration issued as a result of such acquisition. At the end of 2012, all contingencies expired and the Company recorded a reduction of “Excess of fair value of assets acquired over cost” of $7 million and deferred tax liabilities of $5 million offset by the reversal of related customer relationship intangible assets of $630,000 and fixed assets of $65,000 on the consolidated balance sheet as of December 31, 2012 as well as a non-cash adjustment reducing occupancy expenses in the amount of $11.3 million.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2012 have been tested for impairment and it has been determined that no impairment has occurred. See note 15 for further discussion.

Intangible assets also arose from the January 2008 acquisition of the Oppenheimer Divisions from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships were being amortized on a straight-line basis over 180 months commencing in January 2008. However, due to the expiration of the five-year contingent consideration issued as part of such acquisition, remaining amounts related to the customer relationship intangible asset of $630,000 were reversed in the fourth quarter of 2012. The below market lease was being amortized on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company terminated the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011 and the remaining $3.2 million during the first quarter of 2012.

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

Notes Receivable

The Company had notes receivable, net, from employees of approximately $47.3 million at December 31, 2012. The notes are recorded in the consolidated balance sheet at face value of approximately $108.3 million less accumulated amortization and reserves of $51.4 million and $9.6 million, respectively, at December 31, 2012. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statements of operations in compensation and related expenses.

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

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). The Company accounts for these transactions in accordance with the accounting guidance for transfers and servicing. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under the accounting guidance for derivatives and hedging. As of December 31, 2012, the Company did not have any repo-to-maturity transactions.

Office Facilities

Office facilities are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of furniture, fixtures, and equipment is provided on a straight-line basis generally over 3-7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease. Deferred rent is included in accounts payable and other liabilities in the consolidated balance sheet.

Debt Issuance Costs

Debt issuance costs, included in other assets, from the issuance of the senior secured notes are reported in the consolidated balance sheet as deferred charges and amortized using the interest method. Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the Notes. See note 7 for further discussion.

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank.

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and stockholders’ equity at historical rates. Cumulative translation adjustments of $415,000 are included in accumulated other comprehensive income on the consolidated balance sheets at December 31, 2012. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd. which has the U.S. dollar as its functional currency.

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

New Accounting Pronouncements

Recently Adopted

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,” which removes the requirement to consider whether sufficient collateral is held when determining whether to account for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity as sales or as secured financings. The guidance is effective prospectively for transactions beginning on January 1, 2012. The Company adopted this guidance in the period ended March 31, 2012.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides clarifying guidance on how to measure fair value and has additional disclosure requirements. The amendments prohibit the use of blockage factors at all levels of the fair value hierarchy and provide guidance on measuring financial instruments that are managed on a net portfolio basis. Additional disclosure requirements include transfers between Levels 1 and 2 and, for Level 3 fair value measurements, a description of the valuation processes and additional information about unobservable inputs impacting Level 3 measurements. The updates are effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the period ended March 31, 2012. See note 4 for further details.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, requiring entities to present items of net income and other comprehensive income either in one continuous statement (referred to as the statement of comprehensive income) or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU No. 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05’, which deferred certain provisions of ASU 2011-05. ASU No. 2011-12 indefinitely deferred the provision that requires the entity to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted these requirements in the period ended December 31, 2011.

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

On July 27, 2012, the FASB issued ASU 2012-02, “Testing indefinite-Lived Intangible Assets for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount, the impairment needs to be assessed. The ASU is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for indefinite-lived intangible assets impairment.

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

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities”. The ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. The ASU limits the scope of the new balance sheet offsetting disclosures in ASU No. 2011-11 to derivatives, repurchase agreements, and securities lending transactions. The effective date of the ASU coincides with the effective date of the disclosure requirements in ASU No. 2011-11.

The Company is currently evaluating the impact, if any, that the above ASU updates will have on its financial condition, results of operations and cash flows.

2. Cash and Securities Segregated For Regulatory and Other Purposes

Deposits of $32.0 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2012 ($30.1 million at December 31, 2011). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

OMHHF had client funds held in escrow totaling $242.7 million at December 31, 2012 ($166.7 million at December 31, 2011) which are not required to be and, accordingly, are not carried on the Company’s consolidated balance sheet.

Oppenheimer Trust had a deposit of $100,000 with the State of Ohio at December 31, 2012.

3. Receivable from and Payable to Brokers and Clearing Organizations

Expressed in thousands of dollars.

	As at December 31,
	2012	2011
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$365,642	$217,353
Receivable from brokers	41,091	23,516
Securities failed to deliver	10,031	11,551
Clearing organizations	399	19,209
Omnibus accounts	28,212	15,907
Other	34,324	577

	$479,699	$288,113

	As at December 31,
	2012	2011
Payable to brokers and clearing organizations consist of:
Deposits received for securities loaned	$190,387	$318,834
Securities failed to receive	11,315	15,236
Clearing organizations and other	2,516	1,540

	$204,218	$335,610

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

Expressed in thousands of dollars.

	December 31, 2012		December 31, 2011
	Owned	Sold	Owned	Sold
U.S. Treasury, agency and sovereign obligations	$525,255	$131,930	$682,805	$27,509
Corporate debt and other obligations	14,428	1,858	27,188	3,696
Mortgage and other asset-backed securities	2,920	18	4,609	14
Municipal obligations	59,010	467	54,963	485
Convertible bonds	49,130	8,868	50,157	8,533
Corporate equities	43,708	29,884	38,634	29,056
Other	65,291	425	66,185	122

Total	$759,742	$173,450	$924,541	$69,415

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2012 are corporate equities with estimated fair values of approximately $14.0 million ($13.2 million at December 31, 2011), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet. As of December 31, 2012, the Company did not have any exposure to European sovereign debt.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2012, the Company purchased and holds approximately $77.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the regulators, continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $38.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Expressed in thousands of dollars.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2012

Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range
Auction Rate Securities(1)	$115,308	$7,744	$107,564	Discounted Cash Flow	Discount Rate	0.80% to 2.57%
					Duration	5 to 8 Years
					Current Yield(2)	0.18% to 1.34%

(1)	Includes ARS owned by the Company of $77.1 million included in the consolidated balance sheet at December 31, 2012 as well as additional commitments to purchase ARS from clients of $38.3 million which is disclosed in the notes to the consolidated balance sheet.
(2)	Based on current auctions in comparable securities that have not failed.

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

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2012, the Company had a valuation adjustment (unrealized loss) of $7.7 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at December 31, 2012:

Expressed in thousands of dollars.

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge Funds(1)	$1,118	$—	Quarterly - Annually	30 - 120 Days
Private Equity Funds(2)	3,499	927	N/A	N/A
Distressed Opportunities Investment Trust(3)	7,492	—	N/A	N/A

Total	$12,109	$927

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that invests in distressed debt of U.S. companies.

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

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by a commercial bank to extend financing commitments to third-party borrowers identified by the Company. The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy. The Company also purchases and sells loans in its proprietary trading book. The Company uses broker quotations to determine the fair value of loan positions held which are categorized in Level 2 of the fair value hierarchy.

The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy. As of December 31, 2012, the Company did not have any repo-to-maturity transactions.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2012 and 2011, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012

Expressed in thousands of dollars.

	Fair Value Measurement: Assets
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents	$58,945	$—	$—	$58,945
Cash and securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organization	9,095	—	—	9,095
Securities owned:
U.S. Treasury securities	497,546	—	—	497,546
U.S. Agency securities	—	27,690	—	27,690
Sovereign obligations	—	19	—	19
Corporate debt and other obligations	2,459	11,969	—	14,428
Mortgage and other asset-backed securities	—	2,880	40	2,920
Municipal obligations	—	49,616	9,394	59,010
Convertible bonds	—	49,130	—	49,130
Corporate equities	31,958	11,750	—	43,708
Other	2,328	—	62,963	65,291

Securities owned, at fair value	534,291	153,054	72,397	759,742
Investments(1)	10,477	37,088	12,954	60,519
TBAs	—	3,188	—	3,188

Total	$624,307	$193,330	$85,351	$902,988

	Fair Value Measurement: Liabilities
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities sold, not yet purchased:
U.S. Treasury securities	$131,899	$—	$—	$131,899
U.S. Agency securities	—	31	—	31
Corporate debt and other obligations	—	1,858	—	1,858
Mortgage and other asset-backed securities	—	18	—	18
Municipal obligations	—	467	—	467
Convertible bonds	—	8,868	—	8,868
Corporate equities	20,946	8,938	—	29,884
Other	325	—	100	425

Securities sold, not yet purchased at fair value	153,170	20,180	100	173,450
Investments	258	—	—	258
Derivative contracts	286	124	2,647	3,057
TBAs	—	175	—	175

Total	$153,714	$20,479	$2,747	$176,940

(1)	Included in other assets on the consolidated balance sheet.

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

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the year ended December 31, 2012.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

Expressed in thousands of dollars.

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2012
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$16	(7)	6	116	(89)	(2)	$40
Municipals	$3,562	(4)	(1,757)	10,035	(2,442)	—	$9,394
Other(2)	$65,001	—	(1,192)	24,875	(25,721)	—	$62,963
Investments(3)	$12,482	(9)	424	488	(442)	11	$12,954
Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	—	—	—	$—
Other(2)	$50	—	—	(50)	100	—	$100
Derivative contracts	$2,347	—	300	—	—	—	$2,647

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2011
	Beginning Balance	Realized Gains (Losses)(4)	Unrealized Gains (Losses)(4)(5)	Purchases & Issuances	Sales & Settlements	Transfers In / Out	Ending Balance
Assets:
Mortgage and other asset-backed securities(1)	$14	70	—	14,365	(14,433)	—	$16
Municipals	$1,787	(52)	(256)	2,982	(899)	—	$3,562
Other(2)	$35,908	—	(178)	41,178	(11,907)	—	$65,001
Investments(3)	$17,208	—	(1,150)	803	(4,366)	(13)	$12,482
Liabilities:
Mortgage and other asset-backed securities(1)	$—	—	—	11	(11)	—	$—
Other(2)	$—	—	—	—	50	—	$50
Derivative contracts	$—	—	—	2,347	—	—	$2,347

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2012 or December 31, 2011.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

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

On September 29, 2006, the Company entered into interest rate swap transactions to hedge the interest payments associated with its floating rate Senior Secured Credit Note, which was subject to change due to changes in 3-Month LIBOR. See note 7 for further information. These swaps were designated as cash flow hedges. Changes in the fair value of the swap hedges were expected to be highly effective in offsetting changes in the interest payments due to changes in 3-Month LIBOR. The swaps expired on March 31, 2011. For the year ended December 31, 2011, the effective portion of the net gain on the interest rate swaps, after tax, was approximately $69,000 ($450,900 for the year ended December 31, 2010) and was recorded as other comprehensive income on the consolidated statement of comprehensive income (loss).

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. See note 7 for further information. With the repayment of the Subordinated Note in the second quarter of 2011, this cap was no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012. The Company recorded $19,780 in interest expense with respect to the interest rate cap for the year ended December 31, 2012.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. For the year ended December 31, 2012, the Company recognized a $28,000 gain in derivative income. At December 31, 2012, there were no forward or option contracts outstanding.

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

The following table summarizes the notional and fair values of the TBAs as of December 31, 2012 and 2011:

Expressed in thousands of dollars.

	December 31, 2012		December 31, 2011
	Notional	Fair Value	Notional	Fair Value
Sale of TBAs (1)	$449,065	$3,188	$574,365	$5,791
Purchase of TBAs	$117,573	$175	$137,572	$2,254

(1)

TBAs are used to offset exposures related to commitments to provide funding for Federal Housing Administration (“FHA”) loans at OMHHF. At December 31, 2012, the loan commitments balance was $304.4 million ($326.7 million at December 31, 2011). In addition, at December 31, 2012, OMHHF had a loan receivable balance (included in other assets in the consolidated balance sheet) of $22.9 million ($109.3 million at December 31, 2011) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At December 31, 2012, the Company had 380 open short contracts for 10-year U.S. Treasury notes with a fair value of $286 million used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At December 31, 2012, the Company had 6.0 billion open contracts for Federal Funds futures with a fair value of approximately $120 million used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. As of December 31, 2012, the Company did not have any repo-to-maturity transactions.

The notional amounts and fair values of the Company’s derivatives at December 31, 2012 and 2011 by product were as follows:

Expressed in thousands of dollars.

Fair Value of Derivative Instruments

As of December 31, 2012

	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (2)	$56,000	$286
	Federal Funds Futures (2)	6,070,000	120
	Euro Dollars Futures(2)	15,000	4
Other contracts	Auction rate securities purchase commitment (3)	38,343	2,647

Total Liabilities		$6,179,343	$3,057

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers and clearing organizations on the consolidated balance sheet.
(3)	Included in other liabilities on the consolidated balance sheet.

Expressed in thousands of dollars.

Fair Value of Derivative Instruments

As of December 31, 2011

	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Interest rate contracts	Cap (2)	$100,000	$20

Total Assets		$100,000	$20

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S Treasury Futures (3)	$20,000	$66
	Federal Funds Futures (3)	5,985,000	8
Other contracts	Auction rate securities purchase commitment (4)	57,292	2,347

Total Liabilities		$6,062,292	$2,421

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in receivable from brokers and clearing organizations on the consolidated balance sheet.
(3)	Included in payable to brokers and clearing organizations on the consolidated balance sheet.
(4)	Included in securities owned on the consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the consolidated statement of operations for the year ended December 31, 2012:

Expressed in thousands of dollars.

		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income – Effective Portion (1) (after–tax)
Hedging Relationship	Description	Location	Gain/ (Loss)	Location	Gain/ (Loss)
Interest rate contracts	Caps (2)	Interest expense	$(12)	None	$—
Commodity contracts	U.S Treasury Futures	Principal transaction revenue	(972)	None	—
	Federal Funds Futures	Principal transaction revenue	(17)	None	—
	Euro-dollar Futures	Principal transaction revenue	(10)	None	—
Foreign exchange contracts	Options	Other	28	Other	—
Other contracts	Auction rate securities purchase commitment	Principal transaction revenue	(300)	None	—

Total			$(1,283)		$—

(1)	There is no ineffective portion included in income for the year ended December 31, 2012.
(2)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At December 31, 2012, bank call loans were $128.3 million ($27.5 million at December 31, 2011).

At December 31, 2012, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $158.2 million and $225.8 million, respectively, primarily with two U.S. money center banks. At December 31, 2012, the Company had approximately $1.5 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $171.2 million under securities loan agreements.

At December 31, 2012, the Company had deposited $339.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At December 31, 2012, the Company had no outstanding letters of credit.

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2012, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

At December 31, 2012, the gross balances of reverse repurchase agreements and repurchase agreements were $1.2 billion and $1.6 billion, respectively ($5.5 billion and $6.1 billion, respectively, at December 31, 2011).

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or repledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2012, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $354.0 million ($209.9 million at December 31, 2011) and $1.2 billion ($5.5 billion at December 31, 2011), respectively, of which the Company has sold and re-pledged approximately $14.3 million ($44.0 million at December 31, 2011) under securities loaned transactions and $1.2 billion under repurchase agreements ($5.5 billion at December 31, 2011).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $570.0 million, as presented on the face of the consolidated balance sheet at December 31, 2012 ($653.7 million at December 31, 2011). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $159.4 million at December 31, 2012 ($119.8 million at December 31, 2011).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of December 31, 2012, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re- hypothecated was $7.5 million. This investment has been included in the consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of December 31, 2012 are receivables from one major U.S. broker-dealer totaling approximately $78.6 million.

Through OPY Credit Corp., the Company utilized a warehouse facility provided by CIBC to extend financing commitments to third party borrowers identified by the Company. As of December 31, 2012, the Company utilized $nil ($65.9 million as of December 31, 2011) under such warehouse facility and had $nil in Excess Retention ($nil as of December 31, 2011). This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2012, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at December 31, 2012 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2012, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2012, OMHHF had $8.1 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the year ended December 31, 2012 was $895,000 ($1.7 million in 2011).

As discussed in note 4, Financial instruments, the Company enters into TBA transactions to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBAs are unable to fulfill their contractual obligations.

Variable Interest Entities (“VIEs”)

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at December 31, 2012 and 2011:

As of December 31, 2012

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,868,178	$372	$—	$—	$372
Private Equity Funds	171,169	32	—	8	40

Total	$2,039,347	$404	$—	$8	$412

As of December 31, 2011

Expressed in thousands of dollars.

	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non- consolidated VIEs
		Assets (2)	Liabilities
Hedge Funds	$1,668,508	$393	$—	$—	$393
Private Equity Funds	142,275	27	—	13	40

Total	$1,810,783	$420	$—	$13	$433

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

5. Office Facilities

Expressed in thousands of dollars.

		Accumulated depreciation/	December 31, 2012	December 31, 2011
	Cost	Amortization	Net book value	Net book value
Furniture, fixtures and equipment	$70,432	$61,083	$9,349	$11,628
Leasehold improvements	46,927	27,944	18,983	5,348

	$117,359	$89,027	$28,332	$16,976

Depreciation and amortization expense, included in occupancy and equipment costs, was $10.5 million, $11.9 million and $12.4 million in the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, the Company was reimbursed $15.0 million from its landlord at its New York City corporate headquarters for purchases of fixed assets and leasehold improvements.

6. Bank Call Loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2012 (2.0% at December 31, 2011). Details of the bank call loans are as follows.

Expressed in thousands of dollars, except percentages.

	2012	2011
Year-end balance	$128,300	$27,500
Weighted interest rate (at end of year)	1.23%	1.25%
Maximum balance (at any month end)	$171,400	$178,600
Average amount outstanding (during the year)	$73,227	$92,657
Average interest rate (during the year)	1.27%	1.25%

Interest expense for the year ended December 31, 2012 on bank call loans was $996,200 ($1.2 million in 2011 and $805,200 in 2010).

7. Long-term debt

Expressed in thousands of dollars.

Issued	Maturity Date	December 31, 2012	December 31, 2011
Senior Secured Notes (a)	4/15/2018	$195,000	$195,000
Senior Secured Credit Note (b)	7/31/2013*	$—	$—
Subordinated Note (c)	1/31/2014*	$—	$—

*	Retired on April 12, 2011

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2012, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November, 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2012.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the year ended December 31, 2012 on the Notes was $17.1 million ($12.5 million in 2011 and $nil in 2010). Interest paid on the Notes for the year ended December 31, 2012 was $17.1 million ($8.9 million in 2011).

At December 31, 2012, the Notes was trading at $104.56 per $100.

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

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Senior Secured Credit Note was $306,000 ($1.5 million in 2010).

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

Interest expense, as well as interest paid for the year ended December 31, 2011, on the Subordinated Note was $1.6 million ($5.7 million in 2010).

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

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2012	2011	2010
Class A Stock outstanding, beginning of year	13,572,265	13,268,522	13,118,001
Issued pursuant to share-based compensation plans*	57,652	303,743	150,521
Repurchased and cancelled pursuant to the issuer bid	(121,599)	—	—

Class A Stock outstanding, end of year	13,508,318	13,572,265	13,268,522

*	Share-based compensation plans are described in note 12.

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

In 2012, the Company purchased and cancelled an aggregate of 121,599 shares of Class A Stock for total consideration of $1.9 million ($15.35 per share). The Company did not buy back any stock under this program in 2011.

In 2010, the Company did not have a stock buy-back program in place.

Dividends

In 2012, the Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock as follows ($0.44 in 2011 and 2010):

Dividends per share	Record Date	Payment Date
$0.11	February 10, 2012	February 24, 2012
$0.11	May 11, 2012	May 25, 2012
$0.11	August 10, 2012	August 24, 2012
$0.11	November 9, 2012	November 23, 2012

9. Contributed Capital

Contributed capital includes the impact of share-based awards. See note 12 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in 2008 which expire on April 13, 2013.

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

Earnings per share has been calculated as follows:

Expressed in thousands of dollars, except share and per share amounts.

	Year ended December 31,
	2012	2011	2010
Basic weighted average number of shares outstanding	13,602,205	13,638,087	13,340,846
Net dilutive effect of warrants, treasury method (1)	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	—	298,646	556,415

Diluted common shares	13,602,205	13,936,733	13,897,261

Net profit (loss), for the year	$(851)	$12,617	$40,780
Net profit attributable to non-controlling interests	2,762	2,301	2,248

Net profit available to Oppenheimer Holdings Inc. stockholders and assumed conversions	$(3,613)	$10,316	$38,532

Basic earnings per share	$(0.27)	$0.76	$2.89
Diluted earnings per share	$(0.27)	$0.74	$2.77

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expire on April 13, 2013. For the years ended December 31, 2012, 2011 and 2010, the effect of the warrants is anti-dilutive.
(2)	The diluted earnings per share computations do not include the antidilutive effect of the following items:

	Year ended December 31,
	2012	2011	2010
Number of antidilutive warrants, options and restricted shares, for the year	1,936,871	1,142,028	1,254,279

11. Income Taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

Amounts are expressed in thousands of dollars.

	Year ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$(184)	35.0%	$6,246	35.0%	$23,797	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	(1,585)		840	4.7%	3,569	5.2%
Unrecognized tax benefits	1,524		—	0.0%	—	0.0%
Tax exempt income, net of interest expense	(561)		(647)	-3.6%	(473)	-0.7%
Business promotion and other non-deductible expenses	851		620	3.5%	616	0.9%
Adjustments to reflect prior year tax return filings	(294)		(552)	-3.1%	24	0.0%
Tax rate change on deferred income taxes	390		(734)	-4.1%	955	1.4%
Insurance proceeds, non-taxable	(349)		(821)	-4.6%	—	0.0%
Non-U.S. Operations	678		348	1.9%	(232)	-0.3%
Other	(146)		(69)	-0.4%	(1,045)	-1.5%

Total Income Tax Expense	$324	n/m	$5,231	29.3%	$27,211	40.0%

n/m = not meaningful

Income taxes included in the consolidated statements of operations represent the following:

Expressed in thousands of dollars.

	Year ended December 31,
	2012	2011	2010
Current:
U.S. federal tax (benefit)	$19,918	$5,312	$(11,471)
State and local tax (benefit)	2,765	19	6,390
Non-U.S. operations	(61)	113	685

	22,622	5,444	(4,396)
Deferred:
U.S. federal tax (benefit)	(17,303)	143	27,799
State and local tax (benefit)	(4,890)	(1,029)	3,356
Non U.S. operations (benefit)	(105)	673	452

	(22,298)	(213)	31,607

	$324	$5,231	$27,211

Profit (loss) before income taxes with respect to foreign operations was $(2.4) million, $1.3 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Tax expense for 2012 was lower than in 2011 primarily because of pretax losses in 2012 versus pretax income in 2011. Moreover, the Company recorded tax credits of $1.9 million (net of federal taxes) related to state investment and employment incentives for investments previously made. These tax credits had the effect of lowering tax expense. However, there were several items that increased tax expense during 2012 compared to what it would have been otherwise. During the three months ended June 30, 2012, the Company recorded adjustments of $1.3 million related to prior periods (this figure reflecting the tax effects of interest deductions) to establish additional reserves for taxes and to adjust related interest. Tax expense was also increased in 2012 by higher nondeductible penalties in 2012 compared to 2011 due to various settlements during 2012 and by lower nontaxable benefits received in 2012 (compared to 2011) with respect to life insurance on employees of which the Company is the beneficiary.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is $1.4 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2012 were those earnings to be repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

Expressed in thousands of dollars.

	December 31,
	2012	2011
Deferred tax assets:
Employee deferred compensation plans	$22,819	$17,280
Reserve for litigation and legal fees	17,019	5,469
Book versus tax depreciation differences	5,931	3,675
Involuntary conversion	1,686	1,534
Allowance for doubtful accounts	941	1,044
Other	18,973	16,317

Total deferred tax assets	67,369	45,319
Deferred tax liabilities:
Goodwill amortization (Section 197)	39,391	34,915
Change in accounting method	—	8,075
Partnership investments	6,273	7,020
Capital markets acquisition (2008)	—	4,801
Mortgage Servicing Rights	6,679	3,387
Other	2,559	1,247

Total deferred tax liabilities	54,902	59,445
U.S. deferred tax asset/(liabilities) , net	12,467	(14,126)
Non U.S. deferred tax asset/(liabilities), net	3,873	3,824

Deferred tax asset/(liabilities), net	$16,340	$(10,302)

The Company has a deferred tax asset arising from a net operating loss of $2.8 million and $1.0 million related to Oppenheimer Israel (OPCO) Ltd. and Oppenheimer Investments Asia Ltd., respectively, at December 31, 2012. The Company believes that realization of the deferred tax asset is more likely than not based on expectations of future taxable income in Israel and Asia. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).

The Company has a deferred tax asset of $982,000 as of December 31, 2012 arising from New York State Investment Tax Credits and Employment Incentive Credits carried forward to future years. These credits will expire if not used by 2027.

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is currently under examination in the U.S. federal jurisdiction by the Internal Revenue Service (the “IRS”) for 2009 and loss carryback years 2004 and 2005. The Company has closed other tax years through 2008 in the U.S. federal jurisdiction.

The Company is under examination in various states and overseas jurisdictions in which the Company has significant business operations. The Company has closed tax years through 2007 for New York State and is currently under exam for the period 2008 to 2011. The Company also has closed tax years through 2007 with New York City and is currently under exam for the 2008 tax year. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008.

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from the aforementioned examinations and those that may be take place for subsequent years. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The Company has unrecognized tax benefits of $5.2 million as of December 31, 2012. Of this amount, $661,000 would favorably impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

Expressed in thousands of dollars.

	2012	2011
Balance at January 1	$2,317	$—
Additions for tax positions of prior years	2,919	2,317

Balance at December 31	$5,236	$2,317

The Company records interest and penalties accruing on unrecognized tax benefits in pretax income as interest expense and other expense on its statement of operations, respectively. For the years ended December 31, 2012 and 2011, the Company recorded tax-related interest (benefit) expense of $(408,000) and $753,000, respectively, in its statement of operations. At December 31, 2012 and 2011, the Company had an income tax-related interest payable of $345,000 and $753,000, respectively, on its consolidated statement of financial condition.

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

The fair value of each award of stock options was estimated on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Grant date assumptions
	2012	2011	2010	2009	2008	2007
Expected term (1)	5 years	5 years	4.5 years	5 years	2.4 years	5 years
Expected volatility factor (2)	54.95%	52.52%	48.58%	39.17%	36.41%	39.67%
Risk-free interest rate (3)	0.70%	2.00%	2.62%	3.32%	2.13%	4.54%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.44	$0.40

(1)	The expected term was determined based on actual awards.
(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Stock over a historical period commensurate to the expected term of the awards.
(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Actual dividends were used to compute the expected annual dividend yield.

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and amended December 2011 and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation Committee of the Board of Directors of the Company may grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options were made to the Company’s non-employee directors on a formula basis through 2012. Except in 2008, options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. In 2008, options were generally granted for a three year term and generally vested at the rate of 33% of the amount granted on both the first and second anniversary of the grant and 33% three months before expiration.

Stock option activity under the EIP since January 1, 2011 is summarized as follows:

	Year ended December 31, 2012		Year ended December 31, 2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, beginning of year	164,193	$29.04	284,976	$34.39
Options granted	1,590	$19.31	37,333	$26.18
Options exercised	—	—	(13,532)	$24.88
Options forfeited or expired	(78,980)	$35.09	(144,584)	$39.24

Options outstanding, end of year	86,803	$23.35	164,193	$29.04

Options vested, end of year	36,023	$22.59	87,279	$32.86

Weighted average fair value of options granted during the year	$7.67		$10.89

The aggregate intrinsic value of options outstanding as of December 31, 2012 was $134,600. The aggregate intrinsic value of vested options as of December 31, 2012 was $78,300. The aggregate intrinsic value of options that are expected to vest is $131,900 as of December 31, 2012.

The following table summarizes stock options outstanding and exercisable as at December 31, 2012:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price of outstanding options	Number exercisable (vested)	Weighted average exercise price of vested options
$9.60 - $25.00	31,454	1.44 years	$13.76	16,757	$12.91
$25.01 - $39.45	55,349	2.57 years	$28.81	19,266	$31.01

$9.60 - $39.45	86,803	2.16 years	$23.35	36,023	$22.59

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2012:

	Year ended December 31, 2012
	Number of Options	Weighted average fair value
Non-vested beginning of year	76,914	$8.88
Granted	1,590	$7.67
Vested	(27,724)	$9.03
Forfeited or expired	—	—

Non-vested end of year	50,780	$9.49

In the year ended December 31, 2012, the Company has included approximately $164,200 ($322,500 in 2011 and $554,000 in 2010) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2012, there was approximately $319,400 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 2.16 years.

Employee Share Plan

On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries resident in the U.S. to attract, retain and provide incentives to key management employees. The Compensation Committee of the Board of Directors of the Company may grant stock awards and restricted stock awards pursuant to the ESP. ESP awards are being accounted for as equity awards and valued at grant date fair value. ESP awards are generally awarded for a three or five year term and 100% vest at the end of the term.

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

The following table summarizes the status of the Company’s non-vested ESP awards for the year ended December 31, 2012:

	Number of shares of Class A Stock subject to ESP awards	Weighted average fair value	Remaining contractual life
Non-vested beginning of year	760,902	$20.94	2.8 years
Granted	174,818	$15.64	3.7 years
Vested	(57,652)	$21.60	—
Forfeited or expired	(28,000)	$24.08	—

Non-vested end of year	850,068	$19.38	2.3 years

At December 31, 2012, all outstanding ESP awards were non-vested. The aggregate intrinsic value of ESP awards outstanding as of December 31, 2012 was approximately $14.7 million. The aggregate intrinsic value of ESP awards that are expected to vest is $14.0 million as of December 31, 2012. In the year ended December 31, 2012, the Company included approximately $3.4 million ($3.7 million in 2011 and $7.1 million in 2010) of compensation expense in its consolidated statements of operations relating to ESP awards.

As of December 31, 2012, there was approximately $7.8 million of total unrecognized compensation cost related to unvested ESP awards. The cost is expected to be recognized over a weighted average period of 2.3 years.

At December 31, 2012, the number of shares of Class A Stock available under the EIP and the ESP, but not yet awarded, was 319,587.

On January 2, 2013, the Company awarded 13,250 restricted shares of Class A Stock to its independent directors under the ESP. These shares of Class A Stock will vest as follows: 25% on July 1, 2013 , 2014, 2015 and 2016.

On January 23, 2013, the Company awarded 105,470 restricted shares of Class A Stock to an executive officer of the Company pursuant to the ESP. This award cliff vests on January 22, 2016 and will be expensed over 3 years.

On February 25, 2013, the Company awarded a total of 387,750 restricted shares of Class A Stock to current employees pursuant to the ESP. Of these restricted shares, 201,500 shares will cliff vest in three years and 186,250 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.

On January 24, 2013, the Company awarded a total of 951 options to purchase Class A Stock to current employees pursuant to the EIP. These options will be expensed over 4.5 years (the vesting period).

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

The fair value of each OARs award was estimated as at December 31, 2012 using the Black-Scholes option-pricing model.

Grant date	Number of OARs outstanding	Strike price	Remaining contractual life	Fair value as at December 31, 2012
January 10, 2008	383,645	$37.78	9 days	$—
January 12, 2009	358,930	$12.74	1 year	$5.83
January 19. 2010	292,560	$30.68	2 years	$1.65
January 13, 2011	392,630	$26.35	3 years	$2.12
January 19, 2012	428,230	$18.94	4 years	$5.74

	1,855,995

Total weighted average values		$25.05	2.1 years	$3.16

At December 31, 2012, all outstanding OARs were unvested. At December 31, 2012, the aggregate intrinsic value of OARs outstanding and expected to vest was $1.6 million. In the year ended December 31, 2012, the Company included approximately $590,000 (net credit of $2.9 million in 2011 and $3.4 million in 2010) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $2.6 million as of December 31, 2012.

As of December 31, 2012, there was approximately $2.7 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.1 years.

On January 14, 2013, 474,130 OARs were awarded to Oppenheimer employees related to fiscal 2012 performance. These OARs will be expensed over 5 years (the vesting period).

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees may make voluntary contributions which may not exceed $17,000, $16,500 and $16,500 per annum in 2012, 2011 and 2010, respectively. The Company made contributions to the 401(k) Plan of $1.1 million, $1.9 million, and $3.5 million in 2012, 2011 and 2010, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2012 of approximately $8.1 million ($6.8 million in 2011 and $7.0 million in 2010). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a phantom investment portfolio held for this purpose. At December 31, 2012, the Company’s liability with respect to the EDCP and DIP totaled $41.6 million and is included in accrued compensation on the consolidated balance sheet at December 31, 2012.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2012, the Company’s liability with respect to this plan totaled $14.0 million.

The total amount expensed in 2012 for the Company’s deferred compensation plans was $12.1 million ($5.5 million in 2011 and $11.0 million in 2010).

13. Commitments and Contingencies

Commitments

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as at December 31, 2012 are as follows.

Expressed in thousands of dollars.

2013	$41,595
2014	38,894
2015	33,473
2016	29,407
2017	25,849
2018 and thereafter	153,482

Total	$322,700

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company’s rent expense for the year ended December 31, 2012 was $51.2 million ($49.5 million in 2011 and $50.4 million in 2010).

During the fourth quarter of 2012 the Company received rent abatement credits of $1.7 million as a result of temporarily vacating its two principal offices in downtown Manhattan in the aftermath of Superstorm Sandy.

At December 31, 2012, the Company had capital commitments of approximately $5.1 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2012, the Company had no collateralized or uncollateralized letters of credit outstanding.

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

For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $125.5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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

Auction Rate Securities—In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of December 31, 2012, the Company purchased and holds approximately $77.1 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the regulators, continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $38.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2012 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The amounts are reflected in the Company’s financial results for the fourth quarter of 2012.

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

14. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2012, the net capital of Oppenheimer as calculated under the Rule was $141.7 million or 11.06% of Oppenheimer’s aggregate debit items. This was $116.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At December 31, 2012, Freedom had net capital of $4.6 million, which was $4.4 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2012, Oppenheimer and Freedom had $14.9 million and $17.1 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At December 31, 2012, the regulatory capital of Oppenheimer Europe Ltd. was $6.1 million which was $2.7 million in excess of the $3.4 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At December 31, 2012, the regulatory capital of Oppenheimer Investments Asia Ltd. was $1.3 million, which was $887,000 in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2012. The Company had no deposit requirements as of December 31, 2012.

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

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of the goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company performed its annual test for goodwill impairment as of December 31, 2012 which did not result in any impairment charges.

The Company’s goodwill impairment analysis performed at December 31, 2012 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2011, as follows:

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

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time. The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company’s assumptions also included a discount rate of 11.2% and a terminal growth rate of 3% in its calculations. The Company weighted each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of December 31, 2012. The PCD operating segment produced positive revenues, cash flows, and earnings in the year ended December 31, 2012.

Intangible assets arose upon the acquisition, in January 2003, of the Oppenheimer Divisions and comprise customer relationships and trademarks and trade names. Customer relationships of $4.9 million were amortized on a straight-line basis over 80 months commencing in January 2003 (fully amortized and carried at $nil since December 31, 2010). Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2012 have been tested for impairment and it has been determined that no impairment has occurred.

Intangible assets also arose from the January 2008 acquisition of the Oppenheimer Divisions from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships were being amortized on a straight-line basis over 180 months commencing in January 2008. However, due to the expiration of the five-year contingent consideration issued as part of such acquisition, remaining amounts related to the customer relationship intangible asset of $630,000 were written off in the fourth quarter of 2012. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company terminated the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011 and $3.2 million during the first quarter of 2012.

16. Segment Information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s segments are: Private Client which includes commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, stock loan activities and financing activities; Capital Markets which includes investment banking, market-making activities in over-the-counter equities, institutional trading in both fixed income and equities, structured assets transactions, bond trading, trading in mortgage-backed securities, corporate underwriting activities, public finance activities, syndicate participation, mortgage brokerage and servicing as well as the Company’s operations in the United Kingdom, Hong Kong, and Israel; and Asset Management which includes fees from money market funds and the investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.

The table below presents information about the reported revenue and profit before income taxes of the Company for the years ended December 31, 2012, 2011 and 2010. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

Expressed in thousands of dollars.

	Year ended December 31,
	2012	2011	2010
Revenue:
Private Client (1) (2)	$547,583	$538,441	$572,590
Capital Markets	312,088	346,588	390,903
Asset Management (1)	92,941	73,963	72,780

Total	$952,612	$958,992	$1,036,273

Profit (loss) before income taxes:
Private Client (2)	$25,014	$18,196	$27,953
Capital Markets (3)	(51,334)	(15,740)	19,867
Asset Management	25,793	15,392	20,171

Total	$(527)	$17,848	$67,991

(1)	For the year ended December 31, 2012, the Asset Management and the Private Client segments earned performance fees of approximately $3.5 million and $7.6 million, respectively ($2.0 million and $1.0 million, respectively, in 2011 and $6.8 million and $6.1 million, respectively, in 2010). These fees are based on participation as general partner in various alternative investments.
(2)	For the years ended December 31, 2012, the Private Client segment continued to be negatively impacted by the low interest rate environment. Revenue from margin interest, money fund products and sponsored FDIC-covered deposits totaled $35.1 million ($33.9 million in 2011 and $37.7 million in 2010).
(3)	Includes $30 million award against the Company in U.S. Airways matter. See note 18.

Revenues, classified by the major geographic areas in which they were earned for the years ended December 31, 2012, 2011 and 2010, were as follows:

Expressed in thousands of dollars.

	2012	2011	2010
United States	$908,869	$909,662	$976,402
Europe / Middle East	28,431	28,858	28,077
Asia	7,613	11,301	16,511
South America	7,699	9,171	15,283

Total	$952,612	$958,992	$1,036,273

17. Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

18. Subsequent events

On January 24, 2013, the Company announced a cash dividend of $0.11 per share (totaling $1.5 million) payable on February 22, 2013 to Class A and Class B Stockholders of record on February 8, 2013.

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against the Company’s subsidiary, Oppenheimer, in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). This has been reflected in the financial results for the year ended December 31, 2012.

The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer, the broker-dealer, in an amount equal to the net after tax effect of the award. Accordingly, the regulatory capital of Oppenheimer will not change as a result of the award.

19. Quarterly Information (unaudited)

Expressed in thousands of dollars, except per share amounts.

	Fiscal Quarters
Year ended December 31, 2012	Fourth	Third	Second	First	Year
Revenue	$249,415	$231,838	$233,145	$238,214	$952,612
Profit before income taxes	$(7,135)	$5,258	$7,839	$(6,489)	$(527)
Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(3,700)	$2,322	$2,422	$(4,657)	$(3,613)
Earnings (loss) per share:
Basic	$(0.27)	$0.17	$0.18	$(0.34)	$(0.27)
Diluted	$(0.27)	$0.16	$0.17	$(0.34)	$(0.27)
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1):
High	$17.42	$18.00	$18.71	$19.69	$19.69
Low	$14.63	$13.24	$13.21	$15.67	$13.21

	Fiscal Quarters
Year ended December 31, 2011	Fourth	Third	Second	First	Year
Revenue	$229,438	$231,619	$244,518	$253,417	$958,992
Profit before income taxes	$2,051	$4,264	$1,704	$9,829	$17,848
Net profit (loss) attributable to Oppenheimer Holdings Inc.	$3,433	$2,106	$(309)	$5,086	$10,316
Earnings (loss) per share:
Basic	$0.25	$0.15	$(0.02)	$0.38	$0.76
Diluted	$0.25	$0.15	$(0.02)	$0.36	$0.74
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1):
High	$19.45	$28.98	$34.87	$33.93	$34.87
Low	$12.47	$15.47	$25.00	$24.63	$12.47

(1)	The price quotations above were obtained from the New York Stock Exchange web site.

20. Supplemental Guarantor Consolidated Financial Statements

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35	$40,658	$94,673	$—	$135,366
Cash and securities segregated for regulatory and other purposes	—	—	33,000	—	33,000
Deposits with clearing organizations	—	—	25,954	—	25,954
Receivable from brokers and clearing organizations	—	—	479,699	—	479,699
Receivable from customers, net of allowance for credit losses of $2,256	—	—	817,941	—	817,941
Income taxes receivable	13,207	30,568	(450)	(42,874)	451
Securities purchased under agreements to resell	—	—	—	—	—
Securities owned, including amounts pledged of $569,995, at fair value	—	2,459	757,283	—	759,742
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	47,324	—	47,324
Office facilities, net	—	15,547	12,785	—	28,332
Deferred tax assets, net	(143)	309	52,350	(36,176)	16,340
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,418	1,437	159,427	—	164,282
Investment in subsidiaries	506,679	880,609	(195,045)	(1,192,243)	—
Intercompany receivables	178,743	(114,449)	(27,686)	(36,608)	—

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$56,586	$—	$56,586
Bank call loans	—	—	128,300	—	128,300
Payable to brokers and clearing organizations	—	—	204,218	—	204,218
Payable to customers	—	—	692,378	—	692,378
Securities sold under agreements to repurchase	—	—	392,391	—	392,391
Securities sold, but not yet purchased, at fair value	—	—	173,450	—	173,450
Accrued compensation	—	—	150,434	—	150,434
Accounts payable and other liabilities	3,759	43,350	133,646	(493)	180,262
Income taxes payable	2,440	22,189	18,687	(43,316)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(943)	36,677	(35,734)	—
Excess of fair value of acquired assets over cost	—	—	—	—	—
Intercompany payables	—	36,605	—	(36,605)	—

	201,199	101,201	2,099,325	(228,706)	2,173,019
Stockholders’ equity attributable to
Oppenheimer Holdings Inc.	500,740	868,495	323,258	(1,191,753)	500,740
Noncontrolling interest	—	—	4,261	—	4,261
Stockholders’ equity	500,740	868,495	327,519	(1,191,753)	505,001

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,555	$11,882	$55,892	$—	$70,329
Cash and securities segregated for regulatory and other purposes	—	—	30,086	—	30,086
Deposits with clearing organizations	—	—	35,816	—	35,816
Receivable from brokers and clearing organizations	—	20	288,093		288,113
Receivable from customers, net of allowance for credit losses of $2,716	—	—	837,822	—	837,822
Income taxes receivable	6,785	30,942	(702)	(30,282)	6,743
Securities purchased under agreements to resell	—	—	847,688	—	847,688
Securities owned, including amounts pledged of $102,501, at fair value	—	17,811	906,730	—	924,541
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	54,044	—	54,044
Office facilities, net	—	—	16,976	—	16,976
Deferred tax assets, net	(50)	309	21,130	(21,389)	—
Intangible assets, net	—	—	35,589	—	35,589
Goodwill	—	—	137,889	—	137,889
Other	4,055	1,533	236,215		241,803
Investment in subsidiaries	496,512	896,819	(199,063)	(1,194,268)	—
Intercompany receivables	199,387	(128,746)	(33,506)	(37,135)	—

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$51,848	$—	$51,848
Bank call loans	—	—	27,500	—	27,500
Payable to brokers and clearing organizations	—	—	335,610	—	335,610
Payable to customers	—	—	479,896	—	479,896
Securities sold under agreements to repurchase	—	—	1,508,493	—	1,508,493
Securities sold, but not yet purchased, at fair value	—	—	69,415	—	69,415
Accrued compensation	—	—	144,283	—	144,283
Accounts payable and other liabilities	3,734	6,915	174,318	(298)	184,669
Income taxes payable	2,440	22,189	5,653	(30,282)	—
Senior secured note	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(1,855)	33,546	(21,389)	10,302
Excess of fair value of acquired assets over cost	—	—	7,020	—	7,020
Intercompany payables	—	37,126	—	(37,126)	—

	201,174	64,375	2,950,140	(201,653)	3,014,036
Stockholders’ equity attributable to
Oppenheimer Holdings Inc.	508,070	878,753	315,226	(1,193,979)	508,070
Noncontrolling interest	—	—	5,333	—	5,333
Stockholders’ equity	508,070	878,753	320,559	(1,193,979)	513,403

	$709,244	$943,128	$3,270,699	$(1,395,632)	$3,527,439

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$469,865	$—	$469,865
Principal transactions, net	—	752	53,559	—	54,311
Interest	—	12,070	57,452	(11,860)	57,662
Investment banking	—	—	89,477	—	89,477
Advisory fees	—	—	225,226	(2,494)	222,732
Other	—	168	58,565	(168)	58,565

	—	12,990	954,144	(14,522)	952,612

EXPENSES
Compensation and related expenses	397	—	626,014	—	626,411
Clearing and exchange fees	—	—	23,750	—	23,750
Communications and technology	81	—	63,278	—	63,359
Occupancy and equipment costs	—	—	62,986	(168)	62,818
Interest	17,500	—	29,447	(11,861)	35,086
Other	1,475	60	142,673	(2,493)	141,715

	19,453	60	948,148	(14,522)	953,139

Profit (loss) before income taxes	(19,453)	12,930	5,996	—	(527)
Income tax provision (benefit)	(6,315)	6,093	546	—	324
Net profit (loss) for the year	(13,138)	6,837	5,450	—	(851)
Less net profit attributable to non-controlling interest, net of tax	—	—	2,762	—	2,762
Equity in subsidiaries	9,525	—	—	(9,525)	—

Net profit (loss) attributable to Oppenheimer Holdings Inc.	$(3,613)	$6,837	$2,688	$(9,525)	$(3,613)

Other Comprehensive income	$—	$—	$415	$—	$415

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE
Commissions	$—	$—	$492,228	$—	$492,228
Principal transactions, net	300	(1,413)	48,773	—	47,660
Interest	1	10,432	56,045	(9,699)	56,779
Investment banking	—	—	120,202	(1,000)	119,202
Advisory fees	—	—	199,565	(2,468)	197,097
Other	—	1	46,025	—	46,026

	301	9,020	962,838	(13,167)	958,992

EXPENSES
Compensation and related expenses	288	—	626,479	—	626,767
Clearing and exchange fees	—	—	24,991	—	24,991
Communications and technology	52	—	62,621	—	62,673
Occupancy and equipment costs	—	(24)	76,533	—	76,509
Interest	12,541	3,546	31,638	(9,699)	38,026
Other	2,384	299	112,963	(3,468)	112,178

	15,265	3,821	935,225	(13,167)	941,144

Profit (loss) before income taxes	(14,964)	5,199	27,613	—	17,848
Income tax provision (benefit)	(6,748)	893	11,086	—	5,231
Net profit (loss) for the year	(8,216)	4,306	16,527	—	12,617
Less net profit attributable to non-controlling interest, net of tax	—	—	2,301	—	2,301
Equity in subsidiaries	18,532	—	—	(18,532)	—

Net profit attributable to
Oppenheimer Holdings Inc.	$10,316	$4,306	$14,226	$(18,532)	$10,316

Other Comprehensive income (loss)	$(18)	$1,322	$(1,719)	$—	$(415)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

Expressed in thousands of dollars.	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$537,730	$—	$537,730
Principal transactions, net	—	(276)	78,660	—	78,384
Interest	—	7,111	45,869	(7,109)	45,871
Investment banking	—	—	134,906	—	134,906
Advisory fees	—	—	189,875	(1,987)	187,888
Other	—	—	51,494	—	51,494

	—	6,835	1,038,534	(9,096)	1,036,273

EXPENSES
Compensation and related expenses	292	—	675,749	—	676,041
Clearing and exchange fees	—	—	25,754	—	25,754
Communications and technology	18	—	64,682	—	64,700
Occupancy and equipment costs	—	—	74,389	—	74,389
Interest	—	6,595	26,264	(7,109)	25,750
Other	774	341	102,520	(1,987)	101,648

	1,084	6,936	969,358	(9,096)	968,282

Profit (loss) before income taxes	(1,084)	(101)	69,176	—	67,991
Income tax provision (benefit)	(422)	(1,796)	29,429	—	27,211
Net profit (loss) for the year	(662)	1,695	39,747	—	40,780
Less net profit attributable to non-controlling interest, net of tax	—	—	2,248	—	2,248
Equity in subsidiaries	39,194	—	—	(39,194)	—

Net profit attributable to Oppenheimer Holdings Inc.	$38,532	$1,695	$37,499	$(39,194)	$38,532

Other Comprehensive income (loss)	$43	$(847)	$1,554	$—	$750

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(13,138)	$6,837	$5,450	$—	$(851)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	10,466	—	10,466
Deferred income tax	—	—	(26,642)	—	(26,642)
Amortization of notes receivable	—	—	19,515	—	19,515
Amortization of debt issuance costs	639	—	—	—	639
Amortization of intangible assets	—	—	3,889	—	3,889
Provision for (reversal of) credit losses	—	—	(292)	—	(292)
Share-based compensation expense	—	—	4,191	—	4,191
Reduction of excess of fair value of acquired assets over cost	—	(7,020)	—	—	(7,020)
Changes in operating assets and liabilities	18,551	31,959	(63,857)	—	(13,347)

Cash flow provided by (used in) continuing operations	6,052	31,776	(47,280)	—	(9,452)

Cash flows from Investment activities
Purchase of office facilities	—	—	(14,739)	—	(14,739)

Cash used in investing activities	—	—	(14,739)	—	(14,739)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,986)	—	—	—	(5,986)
Repurchase of Class A non-voting common stock	(1,866)	—	—	—	(1,866)
Acquistion of non-controlling interest	—	(3,000)	—	—	(3,000)
Other financing activities	(720)	—	100,800	—	100,080

Cash flow provided by (used in) financing activities	(8,572)	(3,000)	100,800	—	89,228

Net increase (decrease) in cash and cash equivalents	(2,520)	28,776	38,781	—	65,037
Cash and cash equivalents, beginning of year	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of year	$35	$40,658	$94,673	$—	$135,366

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(8,216)	$4,306	$16,527	$—	$12,617
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	11,899	—	11,899
Deferred income tax	—	—	(745)	—	(745)
Amortization of notes receivable	—	—	19,699	—	19,699
Amortization of debt issuance costs	553	—	433	—	986
Amortization of intangible assets	—	—	5,390	—	5,390
Provision for (reversal of) credit losses	—	—	(168)	—	(168)
Share-based compensation expense	—	—	1,100	—	1,100
Changes in operating assets and liabilities	(173,276)	7,817	196,218	—	30,759

Cash flow provided by (used in) continuing operations	(180,939)	12,123	250,353	—	81,537

Cash flows from Investment activities
Purchase of office facilities	—	—	(5,192)	—	(5,192)

Cash used in investing activities	—	—	(5,192)	—	(5,192)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,010)	—	—	—	(6,010)
Issuance of Class A non-voting common stock	337	—	—	—	337
Debt Issuance Cost	(4,565)	—	—	—	(4,565)
Issuance of senior secured note	200,000	—	—	—	200,000
Buy back of senior secured note	(5,000)	—	—	—	(5,000)
Repayment of subordinated note	—	—	(100,000)	—	(100,000)
Repayments of senior secured credit note	—	—	(22,503)	—	(22,503)
Other financing activities	(1,629)	—	(119,500)	—	(121,129)

Cash flow provided by (used in) financing activities	183,133	—	(242,003)	—	(58,870)

Net increase (decrease) in cash and cash equivalents	2,194	12,123	3,158	—	17,475
Cash and cash equivalents, beginning of year	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of year	$2,555	$11,882	$55,892	$—	$70,329

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

Expressed in thousands of dollars	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(662)	$1,695	$39,747	$—	$40,780
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	12,448	—	12,448
Deferred income tax	—	—	31,606	—	31,606
Amortization of notes receivable	—	—	19,657	—	19,657
Amortization of debt issuance costs	—	—	643	—	643
Amortization of intangible assets	—	—	4,324	—	4,324
Provision for (reversal of) credit losses	—	—	338	—	338
Share-based compensation expense	—	—	4,242	—	4,242
Changes in operating assets and liabilities	2,178	(4,295)	(249,198)	—	(251,315)

Cash flow provided by (used in) continuing operations	1,516	(2,600)	(136,193)	—	(137,277)

Cash flows from Investment activities
Purchase of office facilities	—	—	(12,157)	—	(12,157)

Cash used in investing activities	—	—	(12,157)	—	(12,157)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,871)	—	—	—	(5,871)
Issuance of Class A non-voting common stock	2,312	—	—	—	2,312
Repayments of senior secured credit note	—	—	(10,000)	—	(10,000)
Other financing activities	(71)	—	147,000	—	146,929

Cash flow provided by (used in) financing activities	(3,630)	—	137,000	—	133,370

Net increase (decrease) in cash and cash equivalents	(2,114)	(2,600)	(11,350)	—	(16,064)
Cash and cash equivalents, beginning of year	2,475	2,359	64,084	—	68,918

Cash and cash equivalents, end of year	$361	$ (241)	$52,734	$—	$52,854

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2012.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 17, 2011 with respect to fiscal 2011.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Executive Compensation and Related Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Executive Compensation and Related Information—Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Executive Compensation and Related Information—Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements

See Item 8 (pages 71 to 135)

(ii)	Financial Statement Schedules

Not Applicable.

(iii)	Listing of Exhibits

The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit
Index (pages 142 to 146)

(b)	Exhibits

See the Exhibit Index included hereinafter on pages 142 to 146

(c)	Financial Statement Schedules excluded from the annual report to stockholders

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of March, 2013.

OPPENHEIMER HOLDINGS INC.

BY:	/s/ E.K. Roberts
E.K. Roberts, President
(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Crystal	Director	March 6, 2013
R. Crystal

/s/ W. Ehrhardt	Director	March 6, 2013
W. Ehrhardt

/s/ M.A.M. Keehner	Director	March 6, 2013
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive Officer	March 6, 2013
A.G. Lowenthal	(Principal Executive Officer), Director

/s/ K.W. McArthur	Director	March 6, 2013
K.W. McArthur

/s/ A.W. Oughtred	Director	March 6, 2013
A.W. Oughtred

/s/ E.K. Roberts	President & Treasurer,	March 6, 2013
E.K. Roberts	(Principal Financial and Accounting Officer), Director

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page
2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as exhibits to Form 8-K dated January 17, 2003).

2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

2.3	Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.3	Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.4	Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.5	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

3.6	Bylaws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.3	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003).

4.4	Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).

10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).

10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.8	Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).

10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.11	Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.12	Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.14	Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc. and Oppenheimer & Co. Inc. together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.15	Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.16	Senior Secured Credit Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and syndication agent, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.17	Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007 ).

10.18	Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.19	Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.20	Third Amendment to Senior Secured Credit Agreement dated as of December 16, 2008, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., each of the lenders party to the Existing Credit Agreement and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as an Exhibit to Form 8-K dated December 16, 2008).

10.21	Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (previously filed as an Exhibit to Form 10-K for the year ended December 31, 2008).

10.22	Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc. (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.23	Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).

10.25	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of January 1, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2010).

10.26	Indenture dated as of April 12, 2011 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 10-Q for the qaurterly period ended March 31, 2011).

10.27	Registration Rights Agreement dated April 12, 2011 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated, as representative of the several Initial Purchasers (previously filed as an exhibit to Form 10-Q for the qaurterly period ended March 31, 2011).

10.28	Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of April 12, 2011 (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.29	Lease dated July 15, 2011 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2010).

10.30	First Amendment to Agreement of Lease dated January 29, 2013 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (filed herewith).

10.31	Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the directors of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012 (filed herewith).

10.32	Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the officers of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012 (filed herewith).

10.33	Oppenheimer & Co. Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (As Further Amended and Restated with respect to Specific Elective Accounts Effective as of March 1, 2013) (filed herewith).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith).

14	Oppenheimer Holdings Inc. and Oppenheimer & Co. Inc. Code of Conduct and Business Ethics for Directors, Officers and Employees (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

23	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by E.K. Roberts (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by E.K. Roberts (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2012, 2011 and 2010, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.