Form 10-Q
period 2013-03-21
OPPENHEIMER HOLDINGS INC
filed 2013-05-06
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-12043

OPPENHEIMER HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0080034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

85 Broad Street

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
Yes  ☐    No  ☒

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2013 was 13,508,318 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
(Expressed in thousands of dollars)	2013	2012
ASSETS
Cash and cash equivalents	$98,778	$135,366
Cash and securities segregated for regulatory and other purposes	37,164	33,000
Deposits with clearing organizations	24,576	25,954
Receivable from brokers and clearing organizations	290,955	479,699
Receivable from customers, net of allowance for credit losses of $2,239 ($2,256 in 2012)	881,514	817,941
Income tax receivable	13,980	451
Securities owned, including amounts pledged of $391,900 ($569,995 in 2012), at fair value	848,329	759,742
Notes receivable, net	45,030	47,324
Office facilities, net	30,938	28,332
Deferred tax assets, net	1,780	16,340
Intangible assets, net	31,700	31,700
Goodwill	137,889	137,889
Other assets	186,534	164,282

	$2,629,167	$2,678,020

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
(Expressed in thousands of dollars)	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$44,927	$56,586
Bank call loans	204,000	128,300
Payable to brokers and clearing organizations	215,612	204,218
Payable to customers	607,034	692,378
Securities sold under agreements to repurchase	544,136	392,391
Securities sold, but not yet purchased, at fair value	63,046	173,450
Accrued compensation	97,887	150,434
Accounts payable and other liabilities	148,617	180,262
Senior secured notes	195,000	195,000

	$2,120,259	$2,173,019

Stockholders’ equity
Share capital
Class A non-voting common stock (13,508,318 shares issued and outstanding)	62,048	62,048
Class B voting common stock (99,680 shares issued and outstanding)	133	133

	62,181	62,181
Contributed capital	40,291	39,231
Retained earnings	401,287	399,121
Accumulated other comprehensive income	658	207

Total Oppenheimer Holdings Inc. stockholders’ equity	504,417	500,740
Non-controlling interest	4,491	4,261

	508,908	505,001

	$2,629,167	$2,678,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(Expressed in thousands of dollars, except share and per share amounts)	March 31, 2013	March 31, 2012
REVENUE
Commissions	$119,580	$125,634
Principal transactions, net	15,717	12,555
Interest	12,371	13,393
Investment banking	18,448	20,087
Advisory fees	56,720	50,077
Other	16,310	16,468

	239,146	238,214

EXPENSES
Compensation and related expenses	159,209	158,651
Clearing and exchange fees	6,042	6,031
Communications and technology	15,864	16,138
Occupancy and equipment costs	17,565	24,344
Interest	6,862	8,792
Other	26,891	30,747

	232,433	244,703

Income (loss) before income taxes	6,713	(6,489)
Income tax provision (benefit)	2,820	(2,606)

Net income (loss) for the period	3,893	(3,883)
Less net income attributable to non-controlling interest, net of tax	230	774

Net income (loss) attributable to Oppenheimer Holdings Inc.	$3,663	$(4,657)

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$0.27	$(0.34)
Diluted	$0.26	$(0.34)
Weighted average shares
Basic	13,607,998	13,597,330
Diluted	14,028,715	13,597,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2013	2012
Net income (loss) for the period	$3,893	$(3,883)
Other comprehensive income (loss) Currency translation adjustment	451	(366)

Comprehensive income (loss) for the period	$4,344	$(4,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2013	2012
Cash flows from operating activities
Net income (loss) for the period	$3,893	$(3,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash items included in net income (loss):
Depreciation and amortization of office facilities and leasehold improvements	2,514	2,845
Deferred income taxes	14,560	(6,666)
Amortization of notes receivable	4,739	4,870
Amortization of debt issuance costs	160	99
Amortization of intangible assets	—	3,212
Provision for (reversal of) credit losses	(17)	178
Share-based compensation	1,879	1,259
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(4,164)	(2,283)
Deposits with clearing organizations	1,378	(20,321)
Receivable from brokers and clearing organizations	188,744	(53,117)
Receivable from customers	(63,556)	(34,376)
Income tax receivable	(13,529)	4,016
Securities purchased under agreements to resell	—	847,199
Securities owned	(88,587)	(21,883)
Notes receivable	(2,445)	(4,412)
Other assets	(21,961)	72,769
Increase (decrease) in operating liabilities:
Drafts payable	(11,659)	(10,656)
Payable to brokers and clearing organizations	11,394	38,458
Payable to customers	(85,344)	63,897
Securities sold under agreements to repurchase	151,745	(860,700)
Securities sold, but not yet purchased	(110,404)	20,993
Accrued compensation	(53,366)	(51,436)
Accounts payable and other liabilities	(31,645)	(30,965)

Cash used in operating activities	(105,671)	(40,903)

(Continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2013	2012
Cash flows from investing activities
Purchase of office facilities	$(5,120)	$(4,711)

Cash used in investing activities	(5,120)	(4,711)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,497)	(1,495)
Repurchase of Class A non-voting common stock for cancellation	—	(1,551)
Tax benefit from share-based awards	—	41
Increase in bank call loans, net	75,700	65,100

Cash provided by financing activities	74,203	62,095

Net increase (decrease) in cash and cash equivalents	(36,588)	16,481
Cash and cash equivalents, beginning of period	135,366	70,329

Cash and cash equivalents, end of period	$98,778	$86,810

Schedule of non-cash financing activities
Employee share plan issuance	$—	$224
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,171	$4,038
Cash paid (refunded) during the period for income taxes	$1,725	$(20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands of dollars)	2013	2012
Share capital
Balance at beginning of period	$62,181	$62,726
Issuance of Class a non-voting common stock	—	224
Repurchase of Class A non-voting common stock for cancellation	—	(1,551)

Balance at end of period	$62,181	$61,399

Contributed capital
Balance at beginning of period	$39,231	$36,832
Tax benefit from share-based awards	—	41
Share-based expense	1,060	974
Vested employee share plan awards	—	(180)

Balance at end of period	$40,291	$37,667

Retained earnings
Balance at beginning of period	$399,121	$408,720
Net income (loss) attributable to Oppenheimer Holdings Inc.	3,663	(4,657)
Dividends paid ($0.11 per share)	(1,497)	(1,495)

Balance at end of period	$401,287	$402,568

Accumulated other comprehensive income (loss)
Balance at beginning of period	$207	$(208)
Currency translation adjustment	451	(366)

Balance at end of period	$658	$(574)

Stockholders’ equity of Oppenheimer Holdings Inc.	$504,417	$501,060
Non-controlling interest
Balance at beginning of period	$4,261	$5,333
Net income attributable to non-controlling interest, net of tax	230	774

Balance at end of period	$4,491	$6,107

Total Stockholders’ Equity	$508,908	$507,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company (“Oppenheimer Trust”), a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing and Healthcare Finance, Inc. (“OMHHF”), which is engaged in mortgage brokerage and servicing, and OPY Credit Corp., which offers syndication as well as trading of issued corporate loans. Oppenheimer Europe Ltd., based in the United Kingdom, with an office in the Isle of Jersey, provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority. Oppenheimer Investments Asia Limited, based in Hong Kong, China, provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies.

Oppenheimer provides its services from 94 offices in 26 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The accompanying December 31, 2012 condensed consolidated statement of balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2013 is not necessarily indicative of the results to be expected for any future interim or annual period.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of March 31, 2013, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $4.5 million.

2. New accounting pronouncements

Recently Adopted

On July 27, 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount, the impairment needs to be assessed. The ASU is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for indefinite-lived intangible assets impairment.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities”. The ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. The ASU limits the scope of the new balance sheet offsetting disclosures in ASU No. 2011-11 to derivatives, repurchase agreements, and securities lending transactions. The effective date of the ASU coincides with the effective date of the disclosure requirements in ASU No. 2011-11. The Company adopted this guidance in the period ended March 31, 2013. See Note 5, Financial Instruments.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the period ended March 31, 2013.

3. Earnings per share

Basic earnings per share was computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A and Class B Stock outstanding and the effects of the warrants using the treasury method and options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share has been calculated as follows:

	Three months ended March 31,
(expressed in thousands of dollars, except share and per share amounts)	2013	2012
Basic weighted average number of shares outstanding	13,607,998	13,597,330
Net dilutive effect of warrant, treasury method (1)	—	—
Net dilutive effect of share-based awards, treasury method (2)	420,717	—

Diluted weighted average number of shares outstanding	14,028,715	13,597,330

Net income (loss) for the period	$3,893	$(3,883)
Net income attributable to non-controlling interest, net of tax	230	774

Net income (loss) attributable to Oppenheimer Holdings Inc.	$3,663	$(4,657)

Basic profit (loss) per share	$0.27	$(0.34)
Diluted profit (loss) per share	$0.26	$(0.34)

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expire on April 13, 2013. For the three months ended March 31, 2013 and 2012, the effect of the warrants is anti-dilutive.
(2)	For the three months ended March 31, 2013, the diluted earnings per share computation does not include the anti-dilutive effect of 1,057,573 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) above (1,058,048 shares for the three months ended March 31, 2012).

4. Receivable from and Payable to Brokers and Clearing Organizations

	March 31,	December 31,
(expressed in thousands of dollars)	2013	2012
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$186,361	$365,642
Receivable from brokers	45,507	41,091
Securities failed to deliver	30,191	10,031
Clearing organizations	—	399
Omnibus accounts	28,358	28,212
Other	538	34,324

	$290,955	$479,699

Payable to brokers and clearing organiations consist of:
Deposits received for securities loaned	$175,601	$190,387
Securities failed to receive	32,061	11,315
Clearing organizations and other	7,950	2,516

	$215,612	$204,218

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

	March 31, 2013		December 31, 2012
(expressed in thousands of dollars)	Owned	Sold	Owned	Sold
U.S. Government, agency & sovereign obligations	$612,310	$12,320	$525,255	$131,930
Corporate debt and other obligations	20,577	6,811	14,428	1,858
Mortgage and other asset-backed securities	3,385	25	2,920	18
Municipal obligations	61,551	556	59,010	467
Convertible bonds	43,871	8,819	49,130	8,868
Corporate equities	42,091	34,401	43,708	29,884
Other	64,544	114	65,291	425

Total	$848,329	$63,046	$759,742	$173,450

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2013 are corporate equities with estimated fair values of approximately $13.3 million ($14.0 million at December 31, 2012), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of March 31, 2013, the Company did not have any exposure to European sovereign debt.

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

Corporate Debt and Other Obligations

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

Corporate Equities

Equity securities and options are generally valued based on quoted prices from the exchange or market where traded and categorized as Level 1 of the fair value hierarchy. To the extent quoted prices are not available, prices are generally derived using bid/ask spreads, and these securities are generally categorized in Level 2 of the fair value hierarchy.

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of Auction Rate Securities (“ARS”). Pursuant to those settlements and legal settlements, as of March 31, 2013, the Company purchased and holds approximately $78.2 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $39.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 of the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Additional information regarding the valuation technique and inputs used is as follows:

(expressed in thousands of dollars)

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2013

Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range
Auction Rate Securities(1)	$117,541	$7,882	$109,659	Discounted Cash Flow	Discount Rate	0.85% to 2.64%
					Duration	5 to 8 Years
					Current Yield(2)	0.20% to 1.33%

(1)	Includes ARS owned by the Company of $78.2 million included in the condensed consolidated balance sheet at March 31, 2013 as well as additional commitments to purchase ARS from clients of $39.3 million which is disclosed in the notes to the condensed consolidated financial statements.
(2)	Based on current auctions in comparable securities that have not failed.

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

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2013, the Company had a valuation adjustment (unrealized loss) of $7.9 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2013:

(expressed in thousands of dollars)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$623	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,771	927	N/A	N/A
Distressed opportunities investment trust (3)	7,525	—	N/A	N/A

	$11,919	$927

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that holds the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk. Exchange-traded derivatives, namely U.S. Treasury futures, Federal funds futures and Eurodollar futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Over-the-counter derivatives, namely interest rate swap and interest rate cap contracts, are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

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

The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy. As of March 31, 2013, the Company did not have any repo-to-maturity transactions.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013

	Fair Value Measurements at March 31, 2013
(expressed in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$50,909	$—	$—	$50,909
Securities segregated for regulatory and other purposes	17,092	—	—	17,092
Deposits with clearing organizations	3,499	—	—	3,499
Securities owned
U.S Treasury securities	571,923	—	—	571,923
U.S. Agency securities	10,859	28,725	—	39,584
Sovereign obligations	—	803	—	803
Corporate debt and other obligations	2,574	18,003	—	20,577
Mortgage and other asset-backed securities	—	3,333	52	3,385
Municipal obligations	—	51,248	10,303	61,551
Convertible bonds	—	43,871	—	43,871
Corporate equities	30,333	11,758	—	42,091
Other	2,055	—	62,489	64,544

Securities owned, at fair value	617,744	157,741	72,844	848,329
Investments (1)	936	41,822	12,779	55,537
TBAs	—	3,111	—	3,111

Total	$690,180	$202,674	$85,623	$978,477

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$12,290	$—	$—	$12,290
U.S. Agency securities	—	30	—	30
Corporate debt and other obligations	—	6,811	—	6,811
Mortgage and other asset-backed securities	—	25	—	25
Municipal obligations	—	556	—	556
Convertible bonds	—	8,819	—	8,819
Corporate equities	17,852	16,549	—	34,401
Other	14	—	100	114

Securities sold, but not yet purchased at fair value	30,156	32,790	100	63,046
Investments	270	—	—	270
Derivative contracts	360	71	2,094	2,525
TBAs	—	281	—	281

Total	$30,786	$33,142	$2,194	$66,122

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012

	Fair Value Measurements at December 31, 2012
(expressed in thousands of dollars)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58,945	$—	$—	$58,945
Securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned
U.S Treasury securities	497,546	—	—	497,546
U.S. Agency securities	—	27,690	—	27,690
Sovereign obligations	—	19	—	19
Corporate debt and other obligations	2,459	11,969	—	14,428
Mortgage and other asset-backed securities	—	2,880	40	2,920
Municipal obligations	—	49,616	9,394	59,010
Convertible bonds	—	49,130	—	49,130
Corporate equities	31,958	11,750	—	43,708
Other	2,328	—	62,963	65,291

Securities owned, at fair value	534,291	153,054	72,397	759,742
Investments (1)	10,477	37,088	12,954	60,519
TBAs	—	3,188	—	3,188

	$624,307	$193,330	$85,351	$902,988

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$131,899	$—	$—	$131,899
U.S. Agency securities	—	31	—	31
Corporate debt and other obligations	—	1,858	—	1,858
Mortgage and other asset-backed securities	—	18	—	18
Municipal obligations	—	467	—	467
Convertible bonds	—	8,868	—	8,868
Corporate equities	20,946	8,938	—	29,884
Other	325	—	100	425

Securities sold, but not yet purchased at fair value	153,170	20,180	100	173,450
Investments	258	—	—	258
Derivative contracts	286	124	2,647	3,057
TBAs	—	175	—	175

	$153,714	$20,479	$2,747	$176,940

(1)	Included in other assets on the condensed consolidated balance sheet.

There were no significant transfers between Level 1 and Level 2 assets and liabilities in the three months ended March 31, 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2013
(expressed in thousands of dollars)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$7	$23	$(18)	$—	$52
Municipals	9,394	(141)	1,200	(150)	—	10,303
Other (2)	62,963	(549)	3,050	(2,975)	—	62,489
Investments (3)	12,954	329	—	(504)	—	12,779
Liabilities
Mortgage and other asset-backed securities (1)	—	—	—	—	—	—
Other (2)	100	—	—	—	—	100
Derivative contracts	2,647	553	—	—	—	2,094

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2012
(expressed in thousands of dollars)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$16	$17	$80	$(15)	$—	$98
Municipals	3,562	(1,078)	9,305	—	—	11,789
Other (2)	65,001	(1,499)	10,300	(6,971)	—	66,831
Investments (3)	12,482	515	124	—	11	13,132
Liabilities
Mortgage and other asset-backed securities (1)	—	—	—	—	—	—
Other (2)	50	—	(50)	—	—	—
Derivative contracts	2,347	—	1,560	—	—	3,907

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheet. The table below excludes non-financial assets and liabilities (e.g., fixed assets and accrued compensation).

The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short period of time between their origination and expected maturity. The fair value of the Senior Secured Note (“Notes”), categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.

The fair value of Mortgage Servicing Rights (“MSRs”) is based on observable and unobservable inputs and thus categorized as Level 3 in the fair value hierarchy. The fair value of MSRs is based on a discounted cash flow valuation methodology on a loan level basis that determines the present value of future cash flows expected to be realized. The fair value considers estimated future servicing fees and ancillary revenue, offset by the estimated costs to service the loans. The discounted cash flow model considers portfolio characteristics, contractually specified servicing fees, prepayment speed assumptions, delinquency rates, costs to service, late charges, and other ancillary revenue, and other economic factors such as interest rates. The fair value of MSRs is sensitive to changes in interest rates, including the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline as declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that make up the MSR asset.

Assets and liabilities not measured at fair value on a recurring basis as of March 31, 2013

			Fair Value Measurement: Assets
	As of March 31, 2013		As of March 31, 2013
(expressed in thousands of dollars)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$47,869	$47,869	$47,869	$—	$—	$47,869
Cash and securities segregated for regulatory and other purposes	20,072	20,072	20,072	—	—	20,072
Deposits with clearing organization	21,077	21,077	21,077	—	—	21,077
Receivable from brokers and clearing organizations
Deposits paid for securities borrowed	186,361	186,361	—	186,361	—	186,361
Receivables from brokers	45,507	45,507	—	45,507	—	45,507
Securities failed to deliver	30,191	30,191	—	30,191	—	30,191
Omnibus accounts	28,358	28,358	—	28,358	—	28,358
Other	538	538	—	538	—	538

	290,955	290,955	—	290,955	—	290,955
Receivable from customers	881,514	881,514	—	881,514	—	881,514
Notes receivable	45,030	45,030	—	—	45,030	45,030
Other assets
Mortgage servicing rights (MSRs)	27,187	34,350	—	—	34,350	34,350
Mortgage receivable (1)	25,685	25,685	—	25,685	—	25,685
Loan receivable (2)	7,126	7,126	—	—	7,126	7,126
Escrow deposit (3)	25,000	25,000	25,000	—	—	25,000

(1)	Mortgage receivable balance represents loan amounts outstanding after funding but prior to GNMA securitization. Amount funded by warehouse facility (warehouse payable) which is included in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 4 below).

Residual amount between asset and liability is funded with internally generated funds.

(2)	Loan receivable represents outstanding loan purchased out of GNMA pool on property that is in default. Amount funded by third- party and is included in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 5 below).
(3)	Represent escrow monies deposited with commercial bank. Offsets with payable to third party in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 6 below).

			Fair Value Measurement: Liabilities
	As of March 31, 2013		As of March 31, 2013
(expressed in thousands of dollars)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$44,927	$44,927	$44,927	$—	$—	$44,927
Bank call loans	204,000	204,000	204,000	—	—	204,000
Payables to brokers and clearing organizations
Deposits received for securities loaned	175,601	175,601	—	175,601	—	175,601
Securities failed to receive	32,061	32,061	—	32,061	—	32,061
Clearing organizations and other	7,950	7,950	—	7,950	—	7,950

	215,612	215,612	—	215,612	—	215,612
Payables to customers	607,034	607,034	—	607,034	—	607,034
Securities sold under agreements to repurchase	544,136	544,136	—	544,136	—	544,136
Accounts payable and other liabilities
Warehouse payable (4)	24,374	24,374	—	24,374	—	24,374
Loan payable (5)	7,126	7,126	—	—	7,126	7,126
Payable to third party (6)	25,000	25,000	25,000	—	—	25,000
Senior secured note	195,000	209,742	—	209,742	—	209,742

(4)	Warehouse payable represents loans outstanding under warehouse facility, provided by commercial bank, prior to GNMA securitization. Used to fund Mortgage receivable in Other assets on condensed consolidated balance sheet (see note 1 above).
(5)	Loan payable represents amount funded by third-party for loan purchased out of GNMA pool on property that is in default. Offsets with Loan receivable in Other assets on condensed consolidated balance sheet (see note 2 above).
(6)	Offsets with Escrow deposit in Other assets on condensed consolidated balance sheet (see note 3 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at March 31, 2013 or December 31, 2012.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

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

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At March 31, 2013, there were no forward or option contracts outstanding.

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

The following table summarizes the notional and fair values of the TBAs as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Notional		Notional
(expressed in thousands of dollars)	Amount	Fair Value	Amount	Fair Value
Sale of TBAs (1)	$345,168	$3,111	$449,065	$3,188

Purchase of TBAs	$44,749	$281	$117,573	$175
Funding Commitments	264,035		304,390

	$308,784		$421,963

(1)	TBAs are used to offset exposures related to commitments to provide funding for Federal Housing Administration (“FHA”) loans at OMHHF. At March 31, 2013, the loan commitments balance was $264.0 million ($304.4 million at December 31, 2012). In addition, at March 31, 2013, OMHHF had a loan receivable balance (included in other assets in the condensed consolidated balance sheet) of $25.7 million ($22.9 million at December 31, 2012) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At March 31, 2013, the Company had 388 open short contracts for 10-year U.S. Treasury notes with a fair value of $360,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At March 31, 2013, the Company had 1,466 open contracts for Federal Funds futures with a fair value of approximately $71,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). These transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. As of March 31, 2013, the Company did not have any repo-to-maturity transactions.

The notional amounts and fair values of the Company’s derivatives at March 31, 2013 and December 31, 2012 by product were as follows:

	Fair Value of Derivative Instruments at March 31, 2013
(expressed in thousands of dollars)	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$57,600	$360
	Federal Funds Futures (2)	7,330,000	71
Other contracts	Auction rate securities purchase commitments (3)	39,301	2,094

		$7,426,901	$2,525

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

	Fair Value of Derivative Instruments at December 31, 2012
(expressed in thousands of dollars)	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$56,000	$286
	Federal Funds Futures (2)	6,070,000	120
	Euro Dollars Futures (2)	15,000	4
Other contracts	Auction rate securities purchase commitments (3)	38,343	2,647

		$6,179,343	$3,057

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012:

	The Effect of Derivative Instruments on the Statement of
	Operations for the Three Months Ended March 31, 2013
(expressed in thousands of dollars)		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	$(119)	None	$—
	Federal Funds Futures	Principal transaction revenue	55	None	—
Other contracts	Auction rate securities purchase Commitment	Principal transaction revenue	1,794	None	—

			$1,730		$—

(1)	There is no ineffective portion included in income for the period ended March 31, 2013.

	The Effect of Derivative Instruments on the Statement of
	Operations for the Three Months Ended March 31, 2012
(expressed in thousands of dollars)		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Interest rate contracts	Caps (2)	Interest expense	$(11)	None	$—
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	257	None	—
	Federal Funds Futures	Principal transaction revenue	188	None	—
Other contracts	Auction rate securities purchase Commitment	Principal transaction revenue	(1,560)	None	—

			$(1,126)		$—

(1)	There is no ineffective portion included in income for the period ended March 31, 2012.
(2)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At March 31, 2013, bank call loans were $204.0 million ($128.3 million at December 31, 2012).

At March 31, 2013, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $141.5 million and $278.2 million, respectively, with commercial banks. At March 31, 2013, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $154.6 million under securities loan agreements.

At March 31, 2013, the Company had deposited $336.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At March 31, 2013, the Company had no outstanding letters of credit.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers’ needs and to finance the Company’s inventory positions. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions at March 31, 2013 and December 31, 2012:

As of March 31, 2013

	Gross	Gross Amounts Offset in the	Net Amounts of Assets	Gross Amounts Not Offset on the Balance Sheet
(expressed in thousands of dollars)	Amounts of Recognized Assets	Statement of Financial Position	Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$3,862,697	$3,862,697	$—	$—	$—	$—
Securities borrowed (1)	186,361	—	186,361	(186,361)	—	—

Total	$4,049,058	$3,862,697	$186,361	$(186,361)	$—	$—

(1)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities	Gross Amounts Not Offset on the Balance Sheet
	Amounts of Recognized Liabilities	Statement of Financial Position	Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$4,406,833	$3,862,697	$544,136	$(544,136)	$—	$—
Securities loaned (2)	175,601	—	175,601	(175,601)	—	—

Total	$4,582,434	$3,862,697	$719,737	$(719,737)	$—	$—

(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2012

	Gross	Gross Amounts Offset in the	Net Amounts of Assets	Gross Amounts Not Offset on the Balance Sheet
(expressed in thousands of dollars)	Amounts of Recognized Assets	Statement of Financial Position	Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$1,160,239	$1,160,239	$—	$—	$—	$—
Securities borrowed (1)	365,642	—	365,642	(365,642)	—	—

Total	$1,525,881	$1,160,239	$365,642	$(365,642)	$—	$—

(1)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities	Gross Amounts Not Offset on the Balance Sheet
	Amounts of Recognized Liabilities	Statement of Financial Position	Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,552,630	1,160,239	392,391	(392,391)	—	$—
Securities loaned (2)	190,387	—	190,387	(190,387)	—	—

Total	$1,743,017	$1,160,239	$582,778	$(582,778)	$—	$—

(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2013, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $181.3 million ($354.0 million at December 31, 2012) and $3.9 billion ($1.2 billion at December 31, 2012), respectively, of which the Company has sold and re-pledged approximately $14.7 million ($14.3 million at December 31, 2012) under securities loaned transactions and $3.9 billion under repurchase agreements ($1.2 billion at December 31, 2012).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $391.9 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2013 ($570.0 million at December 31, 2012). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $141.8 million at March 31, 2013 ($159.4 million at December 31, 2012).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of March 31, 2013, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re-hypothecated was $7.5 million. This investment has been included in the condensed consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of March 31, 2013 are receivables from three major U.S. broker-dealer totaling approximately $104.3 million.

Warehouse Facilities

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

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At March 31, 2013, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at March 31, 2013 are with the FICC. In addition, the Company recently began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Ltd. through BNP Paribas Securities Services. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2013, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)—guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2013, OMHHF had $2.8 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the three months ended March 31, 2013 was $219,600 ($243,000 for the three months ended March 31, 2012).

As discussed in Note 5, Financial Instruments, the Company enters into TBA transactions to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBAs are unable to fulfill their contractual obligations.

Variable Interest Entities (“VIEs”)

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investment is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date. Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain Investment Funds,” defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

For entities that the Company has concluded are not VIEs, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the general partner and/or manages through a contract, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the general partner without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at March 31, 2013 and December 31, 2012:

	March 31, 2013
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
(expressed in thousands of dollars)	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$1,879,864	$320	$—	$—	$320
Private equity funds	130,128	32	—	8	40

Total	$2,009,992	$352	$—	$8	$360

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

	December 31, 2012
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
(expressed in thousands of dollars)	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$1,868,178	$372	$—	$—	$372
Private equity funds	171,169	32	—	8	40

Total	$2,039,347	$404	$—	$8	$412

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

6. Commercial mortgage banking

OMHHF is engaged in the business of originating and servicing Federal Housing Administration (“FHA”) insured multifamily and healthcare facility loans and securitizing these loans into Ginnie Mae (“GNMA”) mortgage backed securities. OMHHF also offers mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintains a mortgage servicing portfolio for which it provides a full array of services, including the collection of mortgage payments from mortgagees which are passed on to the mortgage holders, construction loan management and asset management.

The Company owns an 83.68% controlling interest in OMHHF. The 16.32% non-controlling interest belongs to one related third party who is the President of OMHHF.

Loan Origination Fees

OMHHF receives origination fees and incurs other direct origination costs when it originates mortgage loans. Due to the nature of its business and pre-selling loans to third parties, OMHHF recognizes origination fees and other direct origination costs at the time of the origination. As an inducement to have customers refinance, OMHHF absorbs the cost of customer’s prepayment penalties. Prepayment penalties are recorded as contra-revenue. The prepayment penalties were $3.0 million and $1.1 million for the period ended March 31, 2013 and March 31, 2012, respectively.

Funding Commitments

OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA transactions directly, or indirectly through its affiliate, Oppenheimer, with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial Instruments, for more information.

Mortgage Receivables

OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan receivable is recorded in other assets with an equal and offsetting liability for the warehouse facility payable, which is recorded in other liabilities on the condensed consolidated balance sheet.

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $228.3 million at March 31, 2013 ($242.7 million at December 31, 2012). These amounts are not included on the condensed consolidated statements of financial condition as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at March 31, 2013 is approximately $122.4 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal, and that meet or exceed GNMA required credit ratings.

Mortgage Servicing Rights (“MSR’s”)

OMHHF purchases or originates mortgage loans that are sold and securitized into GNMA mortgage backed securities. OMHHF retains the servicing responsibilities for the loans securitized and recognizes either a MSR asset or a MSR liability for that servicing contract. OMHHF receives annual servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced.

OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. The fair value of the servicing rights on the loan portfolio was $34.4 million and $33.0 million at March 31, 2013 and December 31, 2012, respectively (carrying value of $27.2 million and $27.0 million at March 31, 2013 and December 31, 2012, respectively). The following tables summarize the changes in MSR’s for the three months ended March 31, 2013 and March 31, 2012:

(expressed in thousands of dollars)
Balance, as of December 31, 2012	$26,983
Originations (1)	1,540
Purchases	186
Disposals (1)	(882)
Amortization expense	(640)

Balance, as of March 31, 2013	$27,187

(1)	Includes refinancing.

(expressed in thousands of dollars)
Balance, as of December 31, 2011	$22,795
Originations (1)	1,299
Purchases	1,252
Disposals (1)	(448)
Amortization expense	(672)

Balance, as of March 31, 2012	$24,226

(1)	Includes refinancing.

Servicing rights are amortized using the straight-line method over 10 years. Amortization expense for the next five years is as follows:

(expressed in thousands of dollars)
2013	$3,309
2014	3,291
2015	3,291
2016	3,286
2017	3,259
Thereafter	10,751

$27,187

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three months ended March 31,
(expressed in thousands of dollars)	2013	2012
Servicing fees	$1,208	$927
Late fees	62	23
Ancillary fees	57	97

Total MSR fees	$1,327	$1,047

7. Long-term debt

(expressed in thousands of dollars)
Issued	Maturity Date	March 31, 2013	December 31, 2012
Senior Secured Notes	4/15/2018	$195,000	$195,000

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75 percent Senior Secured Notes due April 15, 2018 at par (the “Notes”). The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and is amortized over the period of the Notes.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at March 31, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the three months ended March 31, 2013 on the Notes was $4.3 million ($4.3 million for the three months ended March 31, 2012).

At March 31, 2013, the Notes were trading at $107.56 per $100.

8. Share capital

The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share ; and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share . No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended March 31,
	2013	2012
Class A Stock outstanding, beginning of period	13,508,318	13,572,265
Issued pursuant to shared-based compensation plans	—	16,797
Repuchsed and cancelled pursuant to the stock buy-back	—	(99,900)

Class A Stock outstanding, end of period	13,508,318	13,489,162

Stock buy-back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the SEC and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

9. Contingencies

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions, and other litigation, creating substantial exposure. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include, among other things, inquiries from the SEC, the Financial Industry Regulatory Authority (“FINRA”) and various state regulators. The Company is named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits related to its sale of ARS.

The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or additional losses or range of additional losses.

For certain legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial, indeterminate or special damages. Numerous issues may need to be reviewed, analyzed or resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of losses.

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or, ranges of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually or in the aggregate, will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole.

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

10. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2013, the net capital of Oppenheimer as calculated under the Rule was $154.2 million or 12.4% of Oppenheimer’s aggregate debit items. This was $129.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At March 31, 2013, Freedom had net capital of $4.7 million, which was $4.4 million in excess of the $250,000 required to be maintained at that date.

At March 31, 2013, Oppenheimer and Freedom had $20.1 million and $16.1 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At March 31, 2013, the regulatory capital of Oppenheimer Europe Ltd. was $5.7 million which was $2.3 million in excess of the $3.4 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At March 31, 2013, the regulatory capital of Oppenheimer Investments Asia Ltd. was $917,000, which was $531,000 in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Ltd. computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of March 31, 2013. The Company had no deposit requirements as of March 31, 2013.

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

Due to the recent growth in the Company’s commercial loan origination and servicing business operated out of OMHHF, the Company has broken out the results of this business in a reportable segment titled “Commercial Mortgage Banking.” This operating segment engages in business activities in which it earns revenues and incurs expenses that are distinct from the Company’s other reportable segments, its operating results are reviewed by the Company’s CEO who makes decisions about resources to be allocated to this business, and separate financial information is available for the legal entity from which it operates. The Commercial Mortgage Banking segment not only meets these qualitative criteria but, as a result of its recent growth, also meets one of the quantitative thresholds for segment reporting. Previously reported segment information has been revised to reflect this new operating segment.

The Company’s segments are:

Private Client—includes commission and fee income earned on client transactions, net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;

Asset Management—includes fees from investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds, and direct expenses associated with this segment;

Capital Markets—includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company’s operations in the United Kingdom, Hong Kong, and Israel, and direct expenses associated with this segment; and

Commercial Mortgage Banking—includes loan origination and servicing fees from the Company’s subsidiary, OMHHF. The Company has added this business segment due to the significant growth and profitability of this line of business over the last several quarters. In prior periods, this business had been part of the Capital Markets business segment.

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed to its operating segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and include, for example, compensation and benefits, rent expense, information technology, legal and professional.

The table below presents information about the reported revenue and net income before taxes of the Company for the three months ended March 31, 2013 and 2012. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	Three months ended March 31,
(expressed in thousands of dollars)	2013	2012
Revenue
Private client division	$143,369	$144,263
Asset management	20,956	19,044
Capital markets	65,131	69,329
Commercial mortgage banking	8,066	8,054
Corporate/Other	1,624	(2,476)

Total	$239,146	$238,214

Income (loss) before income taxes
Private client division	$17,327	$14,962
Asset management	6,543	4,990
Capital markets	3,533	(1,655)
Commercial mortgage banking	2,878	3,830
Corporate/Other	(23,568)	(28,616)

Total	$6,713	$(6,489)

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2013 and 2012, was as follows:

	Three months ended March 31,
(expressed in thousands of dollars)	2013	2012
United States	$228,693	$225,635
Europe/Middle East	8,403	9,913
Asia	825	190
South America	1,225	2,476

Total	$239,146	$238,214

13. Subsequent events

On April 25, 2013, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 24, 2013 to holders of Class A non-voting and Class B voting common stock of record on May 10, 2013.

14. Supplemental guarantor condensed consolidated financial statements

The Company’s Notes (see Note 7) are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$40	$31,394	$67,344	$—	$98,778
Cash and securities segregated for regulatory and other purposes	—	—	37,164	—	37,164
Deposits with clearing organizations	—	—	24,576	—	24,576
Receivable from brokers and clearing organizations	—	—	290,955	—	290,955
Receivable from customers, net of allowance for credit losses of $2,239	—	—	881,514	—	881,514
Income tax receivable	15,094	31,100	(684)	(31,530)	13,980
Securities purchased under agreements to resell	—	—	—	—	—
Securities owned, including amounts pledged of $391,900, at fair value	—	2,574	845,755	—	848,329
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	45,030	—	45,030
Office facilities, net	—	17,626	13,312	—	30,938
Deferred tax assets, net	—	309	36,595	(35,124)	1,780
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,332	25,276	157,926	—	186,534
Investment in subsidiaries	514,028	875,266	(182,562)	(1,206,732)	—
Intercompany receivables	177,650	(70,560)	(41,213)	(65,877)	—

	$710,144	$1,025,543	$2,345,301	$(1,451,821)	$2,629,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$44,927	$—	$44,927
Bank call loans	—	—	204,000	—	204,000
Payable to brokers and clearing organizations	—	—	215,612	—	215,612
Payable to customers	—	—	607,034	—	607,034
Securities sold under agreements to repurchase	—	—	544,136	—	544,136
Securities sold, but not yet purchased, at fair value	—	—	63,046	—	63,046
Accrued compensation	—	—	97,887	—	97,887
Accounts payable and other liabilities	8,287	60,255	80,567	(492)	148,617
Income tax payable	2,440	22,189	5,296	(29,925)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	36,728	(36,728)	—
Excess of fair value of acquired assets over cost	—	—	—	—	—
Intercompany payables	—	65,875	—	(65,875)	—

	205,727	148,319	2,011,791	(245,578)	2,120,259
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	504,417	877,224	329,019	(1,206,243)	504,417
Noncontrolling interest	—	—	4,491	—	4,491

	504,417	877,224	333,510	(1,206,243)	508,908

	$710,144	$1,025,543	$2,345,301	$(1,451,821)	$2,629,167

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35	$40,658	$94,673	$—	$135,366
Cash and securities segregated for regulatory and other purposes	—	—	33,000	—	33,000
Deposits with clearing organizations	—	—	25,954	—	25,954
Receivable from brokers and clearing organizations	—	—	479,699	—	479,699
Receivable from customers, net of allowance for credit losses of $2,256	—	—	817,941	—	817,941
Income tax receivable	13,207	30,568	(450)	(42,874)	451
Securities purchased under agreements to resell	—	—	—	—	—
Securities owned, including amounts pledged of $569,995, at fair value	—	2,459	757,283	—	759,742
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	47,324	—	47,324
Office facilities, net	—	15,547	12,785	—	28,332
Deferred tax assets, net	(143)	309	52,350	(36,176)	16,340
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,418	1,437	159,427	—	164,282
Investment in subsidiaries	506,679	880,609	(195,045)	(1,192,243)	—
Intercompany receivables	178,743	(114,449)	(27,686)	(36,608)	—

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$56,586	$—	$56,586
Bank call loans	—	—	128,300	—	128,300
Payable to brokers and clearing organizations	—	—	204,218	—	204,218
Payable to customers	—	—	692,378	—	692,378
Securities sold under agreements to repurchase	—	—	392,391	—	392,391
Securities sold, but not yet purchased, at fair value	—	—	173,450	—	173,450
Accrued compensation	—	—	150,434	—	150,434
Accounts payable and other liabilities	3,759	43,350	133,646	(493)	180,262
Income tax payable	2,440	22,189	18,687	(43,316)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(943)	36,677	(35,734)	—
Excess of fair value of acquired assets over cost	—	—	—	—	—
Intercompany payables	—	36,605	—	(36,605)	—

	201,199	101,201	2,099,325	(228,706)	2,173,019
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	500,740	868,495	323,258	(1,191,753)	500,740
Noncontrolling interest	—	—	4,261	—	4,261

	500,740	868,495	327,519	(1,191,753)	505,001

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$119,580	$—	$119,580
Principal transactions, net	—	73	15,644	—	15,717
Interest	5	2,788	12,296	(2,718)	12,371
Investment banking	—	—	18,448	—	18,448
Advisory fees	—	—	57,360	(640)	56,720
Other	—	42	16,310	(42)	16,310

	5	2,903	239,638	(3,400)	239,146

EXPENSES
Compensation and related expenses	441	—	158,768	—	159,209
Clearing and exchange fees	—	—	6,042	—	6,042
Communications and technology	23	—	15,841	—	15,864
Occupancy and equipment costs	—	—	17,607	(42)	17,565
Interest	4,375	—	5,205	(2,718)	6,862
Other	437	3	27,091	(640)	26,891

	5,276	3	230,554	(3,400)	232,433

Income (loss) before income taxes	(5,271)	2,900	9,084	—	6,713
Income tax provision (benefit)	(2,032)	679	4,173	—	2,820

Net income (loss) for the period	(3,239)	2,221	4,911	—	3,893
Less net income attributable to non- controlling interest, net of tax	—	—	230	—	230
Equity in subsidiaries	6,902	—	—	(6,902)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$3,663	$2,221	$4,681	$(6,902)	$3,663

Comprehensive income	$—	$—	$451	$—	$451

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$125,634	$—	$125,634
Principal transactions, net	—	488	12,067	—	12,555
Interest	—	3,097	12,996	(2,700)	13,393
Investment banking	—	—	20,087	—	20,087
Advisory fees	—	—	50,714	(637)	50,077
Other	—	—	16,468	—	16,468

	—	3,585	237,966	(3,337)	238,214

EXPENSES
Compensation and related expenses	128	—	158,523	—	158,651
Clearing and exchange fees	—	—	6,031	—	6,031
Communications and technology	—	—	16,138	—	16,138
Occupancy and equipment costs	—	(42)	24,386	—	24,344
Interest	4,374	66	7,052	(2,700)	8,792
Other	343	18	31,023	(637)	30,747

	4,845	42	243,153	(3,337)	244,703

Income (loss) before income taxes	(4,845)	3,543	(5,187)	—	(6,489)
Income tax provision (benefit)	(1,832)	1,233	(2,007)	—	(2,606)

Net income (loss) for the period	(3,013)	2,310	(3,180)	—	(3,883)
Less net income attributable to non- controlling interest, net of tax	—	—	774	—	774
Equity in subsidiaries	(1,644)	—	—	1,644	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$(4,657)	$2,310	$(3,954)	$1,644	$(4,657)

Comprehensive income (loss)	$2	$—	$(368)	$—	$(366)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,239)	$2,221	$4,911	$—	$3,893
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	2,514	—	2,514
Deferred income tax	—	—	14,560	—	14,560
Amortization of notes receivable	—	—	4,739	—	4,739
Amortization of debt issuance costs	160	—	—	—	160
Provision for credit losses	—	—	(17)	—	(17)
Share-based compensation expense	—	—	1,879	—	1,879
Changes in operating assets and liabilities	4,581	(11,485)	(126,495)	—	(133,399)

Cash provided by (used in) continuing operations	1,502	(9,264)	(97,909)	—	(105,671)

Cash flows from Investment activities
Purchase of office facilities	—	—	(5,120)	—	(5,120)

Cash used in investing activities	—	—	(5,120)	—	(5,120)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,497)	—	—	—	(1,497)
Other financing activities	—	—	75,700	—	75,700

Cash flow provided by (used in) financing activities	(1,497)	—	75,700	—	74,203

Net increase (decrease) in cash and cash equivalents	5	(9,264)	(27,329)	—	(36,588)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366

Cash and cash equivalents, end of the period	$40	$31,394	$67,344	$—	$98,778

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(expressed in thousands of dollars)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,013)	$2,310	$(3,180)	$—	$(3,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	2,845	—	2,845
Deferred income tax	—	—	(6,666)	—	(6,666)
Amortization of notes receivable	—	—	4,870	—	4,870
Amortization of debt issuance costs	—	—	99	—	99
Amortization of intangible assets	—	—	3,212	—	3,212
Provision for credit losses	—	—	178	—	178
Share-based compensation expense	—	—	1,259	—	1,259
Changes in operating assets and liabilities	4,130	18,008	(64,955)	—	(42,817)

Cash provided by (used in) continuing operations	1,117	20,318	(62,338)	—	(40,903)

Cash flows from Investment activities
Purchase of office facilities	—	—	(4,711)	—	(4,711)

Cash used in investing activities	—	—	(4,711)	—	(4,711)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,495)	—	—	—	(1,495)
Repurchase of Class A non-voting common stock	(1,551)	—	—	—	(1,551)
Other financing activities	41	—	65,100	—	65,141

Cash flow provided by (used in) financing activities	(3,005)	—	65,100	—	62,095

Net increase (decrease) in cash and cash equivalents	(1,888)	20,318	(1,949)	—	16,481
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$667	$32,200	$53,943	$—	$86,810

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management (“OAM”). As at March 31, 2013, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, and London, England, St. Heleier, Isle of Jersey and two offices in Latin America, and through registration as an exempt international dealer in certain provinces in Canada. Client assets entrusted to the Company as at March 31, 2013 totaled approximately $84.9 billion. The Company provides investment advisory services through OAM and OIM and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in mortgage brokerage and servicing. At March 31, 2013, client assets under management by the asset management groups totaled approximately $22.4 billion. At March 31, 2013, the Company employed 3,498 employees (3,428 full time and 70 part time), of whom approximately 1,405 were financial advisers.

Critical Accounting Estimates

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in note 1 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2012. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies.

During the three months ended March 31, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Against a backdrop of continuing economic and credit problems across Europe, budgetary and “fiscal cliff” issues in the United States and a weakening Japanese yen, the domestic economy continued to grow in fits and starts propelled by continued accommodative policies by the Federal Reserve. Record low interest rates and purchases of record amounts of government and agency securities through the Federal Reserve’s QE-3 policy provided the liquidity to drive the stock market to record levels and to continue to provide the underpinnings for a recovery in housing prices across the U.S. While equity prices moved higher during the recent quarter, it was on decidedly less volume than in the comparable period of 2012.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 of the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2013, the Company had a valuation adjustment (unrealized loss) of $7.9 million for ARS.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Factors Affecting ‘Forward-Looking Statements’”.

Recent events have caused increased review and scrutiny of the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight and term) to finance its short term liquidity needs (See “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations.

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

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”), in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), certain provincial securities regulators in Canada, and various state securities regulators in the United States. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations are creating increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking. Rules adopted in the U.S. and Europe would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. It appears increasingly likely that such a tax will be implemented throughout the European Union. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. It seems likely that additional comments will be permitted surrounding the impact of the Volcker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 25 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. Recent revelations concerning the potential manipulation of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives is likely.

The impact of the rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related thereto have created significant costs of compliance and can be expected to continue to do so.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2013.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of March 31, 2013, the Company purchased and holds approximately $78.2 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $39.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $205.5 million of ARS at March 31, 2013, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Legal Proceedings” herein.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. This investment increased in 2008 and 2009 as a result of the January 2008 acquisition of certain businesses from CIBC and the Company’s need to build out its platform to accommodate these businesses. The Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning. The move to new headquarters has required additional outlays for this purpose although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company’s infrastructure and occupancy.

The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The Company continues to review both internally and with its landlords and vendors the infrastructure necessary to withstand a similar event in light of the issues arising in the fall of 2012. The Company cannot predict when such review and planning may be complete as it continues to re-build and relocate its necessary infrastructure at its headquarters.

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

Results of Operations

The Company reported net income of $3.7 million or $0.27 per share for the first quarter of 2013 compared with a net loss of $4.7 million or $(0.34) per share for the first quarter of 2012. Revenue for the first quarter of 2013 was $239.1 million compared with $238.2 million in the first quarter of 2012, an increase of 0.4%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2013 compared to the same period in 2012:

(expressed in thousands of dollars)	Amount Change	% Change
Revenue
Commissions	$(6,054)	-4.8
Principal transactions, net	3,162	25.2
Interest	(1,022)	-7.6
Investment banking	(1,639)	-8.2
Advisory fees	6,643	13.3
Other	(158)	-1.0

Total revenue	932	0.4

Expenses
Compensation and related expenses	558	0.4
Clearing and exchange fees	11	0.2
Communications and technology	(274)	-1.7
Occupancy and equipment costs	(6,779)	-27.8
Interest	(1,930)	-22.0
Other	(3,856)	-12.5

Total expenses	(12,270)	-5.0

Income before income taxes	13,202	*
Income tax provision	5,426	*

Net income	7,776	*
Net income attributable to non-controlling interest, net of tax	(544)	-70.3

Net income attributable to the Company	$8,320	*

*	Not comparable

Commission revenue was $119.6 million for the first quarter of 2013, a decrease of 4.8% compared with $125.6 million for the first quarter of 2012, primarily attributable to lower transaction volumes and participation by retail investors.

Principal transaction revenue was $15.7 million for the first quarter of 2013, an increase of 25.2% compared with $12.6 million for the first quarter of 2012. The increase is primarily due to a lower valuation adjustment against the Company’s holdings of and commitments to purchase client auction rate securities of $138,000 for the first quarter of 2013 compared to $4.1 million for the same period in 2012 as well as receipt of a $1.8 million monetary recovery from a position previously deemed worthless held by the Company. These increases were offset by lower income from corporate/sovereign bond trading of $1.3 million and agencies trading of $1.4 million.

Interest revenue was $12.4 million for the first quarter of 2013, a decrease of 7.6% compared with $13.4 million for the first quarter of 2012, primarily as a result of a reduction in interest revenue associated with government and agency positions.

Investment banking revenue was down 8.2% to $18.4 million compared with $20.1 million for the first quarter of 2012. The decrease is primarily attributable to lower fees earned on equity underwritings which declined $1.8 million for the first quarter of 2013. While the Company participated in more issues (24 in the first quarter of 2013 versus 19 in the first quarter of 2012), its revenue declined.

Advisory fees were $56.7 million for the first quarter of 2013, an increase of 13.3% compared with $50.1 million for the first quarter of 2012, primarily as a result of an increase in assets under management (“AUM”) during the fourth quarter of 2012. AUM increased 12.4% from $18.6 billion to $20.9 billion from December 31, 2011 to December 31, 2012, which contributed to the aforementioned advisory fee increase as these fees are booked in advance.

Other revenue was $16.3 million for the first quarter of 2013, remained relatively flat compared with $16.5 million for the first quarter of 2012.

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $159.2 million during the 2013 period, an increase of 0.4% over the first quarter of 2012. Compensation as a percentage of revenue was 66.7% for both the first quarter of 2013 and 2012. Higher healthcare costs were largely responsible for the increase.

Non-compensation expenses decreased to $73.2 million during the 2013 period from $86.1 million during the same period last year, a decrease of $12.9 million or 14.9%. A significant driver for the decrease was related to additional costs of $6.3 million incurred in the first quarter of 2012 in connection with the Company’s New York City real estate consolidation in the form of overlapping rent expense, accelerated amortization of fixed and intangible assets, and relocation costs. Also, contributing substantially to the decrease was a $5 million reduction in legal costs during the 2013 first quarter.

	For the 3-Months Ended
(expressed in thousands of dollars)	3/31/13	3/31/12	% Change
Revenue
Private Client	$143,369	$144,263	-0.6
Asset Management	20,956	19,044	10.0
Capital Markets	65,131	69,329	-6.1
Commercial Mortgage Banking	8,066	8,054	0.2
Corporate/Other	1,624	(2,476)	*

	239,146	238,214	0.4

Pre-Tax Income (Loss)
Private Client	17,327	14,962	15.8
Asset Management	6,543	4,990	31.1
Capital Markets	3,533	(1,655)	*
Commercial Mortgage Banking	2,878	3,830	-24.9
Corporate/Other	(23,568)	(28,616)	17.6

	$6,713	$(6,489)	*

*	Not comparable

Private Client

Private Client reported revenue of $143.4 million for the first quarter of 2013, 0.6% lower than the first quarter of 2012. Pre-tax income was $17.3 million, an increase of 15.8% compared with the first quarter of 2012, primarily due to decreased legal costs of $3.6 million during the first quarter of 2013 compared with 2012.

•	Client assets under administration reached record levels of $84.9 billion at March 31, 2013, an increase of 9% from March 31, 2012.

•	Financial Advisor headcount was 1,405 at the end of the quarter, down from 1,435 from the prior year period.

•	Retail commissions were $82.1 million for the quarter, a decrease of 5.8% over the prior year quarter.

•	Advisory fee revenue on traditional and alternative managed products was $35.9 million for the first quarter of 2013, an increase of 16.3% over the prior year quarter (see Asset Management below for further information).

•	Money market fee waivers were $7.2 million during the first quarter of 2013 versus $6.0 million during the first quarter of 2012.

Asset Management

Asset Management reported revenue of $21.0 million for the first quarter of 2013, 10.0% higher than the first quarter of 2012. Pre-tax income was $6.5 million, an increase of 31.1% compared with the first quarter of 2012, as a result of increased fees earned on managed products as well as lower compensation costs.

•	Advisory fee revenue on traditional and alternative managed products was $18.5 million for the first quarter of 2013, an increase of 11.2% over the prior year quarter. Asset management fees are calculated based on client assets under management (“AUM”) at the end of the prior quarter which totaled $20.9 billion at December 31, 2012 ($18.6 billion at December 31, 2011) and are allocated to the Private Client and Asset Management Divisions.

•	AUM increased 11.4% to $22.4 billion at March 31, 2013, a record for the Company, from $20.1 billion at March 31, 2012, which is the basis for advisory fee billings for the second quarter of 2013. The increase in AUM was comprised of asset appreciation of $1.6 billion and net new assets of $0.7 billion.

Capital Markets

Capital Markets reported revenue of $65.1 million for the first quarter of 2013, 6.1% lower than the first quarter of 2012. Pre-tax income was $3.5 million during the first quarter of 2013 compared with a loss of $1.7 million during the first quarter of 2012, which arose primarily from overlapping rent expense and accelerated amortization of intangible assets during the earlier period.

•	Institutional equities commissions were $25.2 million for the first quarter of 2013, a decrease of 12.3% compared with the prior period.

•	Advisory fees from investment banking activities decreased 14.5% to $5.8 million in the first quarter of 2013.

•	Equity underwriting fees declined $1.8 million to $8.6 million for the first quarter of 2013. While the Company participated in more issues (24 in the first quarter of 2013 versus 19 in the first quarter of 2012) its revenue declined.

•	Revenue from Taxable Fixed Income decreased 2.2% to $20.8 million for the 2013 first quarter.

•	Public Finance and Municipal Trading revenue was up 65.9% to $5.5 million for the first quarter of 2013.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $8.1 million for the first quarter of 2013, 0.2% higher than the first quarter of 2012. Pre-tax income was $2.9 million, a decrease of $952,000 or 24.9% compared with the first quarter of 2012, primarily due to increased compensation costs associated with a higher headcount in 2013 compared to the prior year.

•	Loan origination fees for the period were $1.6 million as the Company originated 20 commercial loans with principal loan balances of $151.0 million.

•	Net servicing revenue for the period was $1.2 million compared with $927,000 for the comparable period in 2012.

•	Principal loan balances related to servicing activities totaled $3.5 billion during the 2013 period, up 25% from the first quarter of 2012.

Liquidity and Capital Resources

Total assets at March 31, 2013 decreased by 1.9% from December 31, 2012 due to lower outstanding receivables for securities borrowed. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2013, the Company had $204.0 million of such borrowings outstanding compared to outstanding borrowings of $128.3 million at December 31, 2012. The Company also has some availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse affect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, lenders have reduced and, in some cases, ceased to provide funding on both a secured and unsecured basis to financial service providers. As of March 31, 2013, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of March 31, 2013, the Company purchased and holds approximately $78.2 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $39.3 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 on in ARS in its proprietary trading account as of March 31, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at March 31, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

On March 22, 2013, S&P lowered its rating on the Company and on the Notes to ‘B’ from ‘B+’ with a stable outlook citing recent weak operating results and ongoing legal and litigation costs related to ARS. The downgrade could negatively impact the Company’s business.

Interest expense on the Notes for the three months ended March 31, 2013 was $4.3 million ($4.3 million for the three months ended March 31, 2012).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.7 million in forgivable notes, to financial advisers (which are inherently illiquid) for the three months ended March 31, 2013 ($5.7 million for the three months ended March 31, 2012) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2013, bank call loans were $204.0 million ($128.3 million at December 31, 2012 and $92.6 million at March 31, 2012). The average bank loan outstanding for the three months ended March 31, 2013 was $223.2 million ($69.5 million for the three months ended March 31, 2012). The largest bank loan outstanding for the three months ended March 31, 2013 was $392.3 million ($157.9 million for the three months ended March 31, 2012). The average weighted interest rate on bank call loans applicable on March 31, 2013 was 1.25%.

At March 31, 2013, securities loaned balances totaled $175.6 million ($190.4 million at December 31, 2012 and $349.9 million at March 31, 2012). The average daily stock loan balance for the three months ended March 31, 2013 was $193.1 million ($342.9 million for the three months ended March 31, 2012). The largest stock loan balance for the three months ended March 31, 2013 was $227.2 million ($400.5 million for the three months ended March 31, 2012).

The Company finances its government trading operations through the use of securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”). Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

At March 31, 2013, the gross balances of reverse repurchase agreements and repurchase agreements were $3.9 billion and $4.4 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2013 was $2.7 billion and $3.2 billion, respectively ($7.2 billion and $8.2 billion, respectively, for the three months ended March 31, 2012). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2013 was $8.9 billion and $9.5 billion, respectively ($8.8 billion and $9.6 billion, respectively, for the three months ended March 31, 2012).

At March 31, 2013, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended March 31, 2013 was $nil. At March 31, 2013, the gross leverage ratio was 5.2.

OMHHF, which is engaged in mortgage brokerage and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period of up to 10 business days and PNC table funds the principal payment to the mortgagee. At March 31, 2013, OMHHF had $2.8 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus 1.85%. Interest expense for the three months ended March 31, 2013 was $219,600 ($243,000 for the three months ended March 31, 2012).

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

Funding Risk

	For the three months ended March 31,
(expressed in thousands of dollars)	2013	2012
Cash used in operating activities	$(105,671)	$(40,903)
Cash used in investing activities	(5,120)	(4,711)
Cash provided by financing activities	74,203	62,095

Net increase (decrease) in cash and cash equivalents	$(36,588)	$16,481

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

On February 22, 2013, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On April 25, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 24, 2013 to stockholders of record on May 10, 2013.

The book value of the Company’s Class A and Class B Stock was $37.07 at March 31, 2013 compared to $36.87 at March 21, 2012, based on total outstanding shares of 13,607,998 and 13,588,842, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the period ended March 31, 2013 was 14,028,715 compared to 13,597,330 outstanding for the same period in 2012.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 5 to the condensed consolidated financial statements appearing in Item 1 herein.

Contractual and Contingent Obligations

The Company has contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in 2013. The amount due of $25 million which is in dispute has been placed in escrow pending the outcome of the dispute. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of Notes issued in the amount of $200.0 million. See note 7 to the condensed consolidated financial statements appearing in Item 1 herein.

The following table sets forth the Company’s contractual and contingent commitments as at March 31, 2013:

(expressed in millions of dollars)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals(1)	$315	$32	$73	$56	$154
Committed capital	5	5	—	—	—
Earn-out(2)	25	25	—	—	—
Senior Secured Notes(3)	195	—	—	—	195
ARS purchase offers(4)	39	15	23	1	—

Total	$579	$77	$96	$57	$349

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings against CIBC
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5.0 million of such Notes in November 2011.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, and (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2013, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” as well as “Factors Affecting ‘Forward-Looking Statements’” herein.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made five offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and October 22, 2012. The Company commenced a sixth offer to purchase on March 21, 2013 which will expire on June 4, 2013. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis pursuant to the settlements with the Regulators. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As at March 31, 2013, the Company had purchased and holds approximately $78.2 million of ARS from repurchases from clients and legal settlements.

The Company’s purchases of ARS from clients will continue on a periodic basis pursuant to the settlements with the Regulators. Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer after giving effect to the financial and regulatory capital constraints applicable to Oppenheimer, until Oppenheimer has extended a purchase offer to all Eligible Investors. Such offers will remain open for a period of seventy-five days from the date on which each such offer to purchase is sent. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and client actions during the period, which also cannot be predicted.

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of March 31, 2013, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011 and 2012 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010, and 2011 and 2012 for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011 and. 2012 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010, 2011 and 2012, for additional details of the agreements with the NYAG.

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

On March 11, 2013, OAM and its affiliate, Oppenheimer Alternative Investment Management, LLC (“OAIM”), without admitting or denying the findings, consented to the issuance of an administrative order (the “Order”) with the SEC. Also on March 11, 2013, OAM entered into an Assurance of Discontinuance (“AOD”) with the MA AG based on the same conduct that was the subject of the Order. The Order and the AOD concerned misrepresentations and omissions to investors and prospective investors about the asset value of one of the assets in a fund of private equity funds. The Order and the AOD found that while the written policies and procedures of OAM and OAIM required the compliance department to review and approve marketing materials, those procedures did not require a review of portfolio manager valuations and accordingly were not reasonably designed to ensure that valuations were determined in a manner consistent with written representations to investors. The SEC found that OAM and OAIM willfully violated, and were censured and ordered to cease and desist from future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”) and Section 206(4)-7 and Section 206(4)-8 of the Investment Advisers Act of 1940 (the “Advisers Act”) and Rules 206(4)-7 and 206(4)-8 thereunder. The MA AG found that OAM and OAIM violated M.G.L.c. 93A. The Order and the AOD further provide that OAM and OAIM will pay a total of $2,269,098 in disgorgement to investors who invested in the fund between October 2009 through June 2010, pay a civil penalty of $617,579 to the SEC, pay a penalty of $132,421 to the Commonwealth of Massachusetts, and retain an independent consultant to conduct a review of their valuation policies and procedures.

On February 24, 2012, Oppenheimer and OAM received notice from the United States Attorney’s Office for Massachusetts (Boston) that it intends to seek information from Oppenheimer and OAM regarding the foregoing matters. Neither Oppenheimer nor OAM has received any further notice from this office.

The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In February 2009, Oppenheimer received notification of a filing of an arbitration claim before FINRA captioned U.S. Airways v. Oppenheimer & Co. Inc., et. al seeking an award compelling Oppenheimer to purchase approximately $250 million in ARS previously purchased by U.S. Airways through Oppenheimer (which was subsequently reduced to a $110 million liquidated damages claim) or, alternatively, an award rescinding such sale. Claimant sought an award of punitive damages from Oppenheimer as well as interest on such award. Claimant based its claims on numerous causes of action including, but not limited to, fraud, gross negligence, misrepresentation and suitability. On January 31, 2013, the arbitration panel issued an order awarding US Airways $30 million in damages, including interest and costs, on a claim of approximately $140 million (including interest and costs). The Company has incorporated the financial impact of the award, an after-tax charge of $17.9 million, into its 2012 financial results. Oppenheimer paid the award on February 25, 2013.

In connection with the U.S. Airways matter, on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there has been a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. No date has yet been set for the arbitration with the DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. As a result of the award in favor of US Airways, Oppenheimer took steps to lift the stay of the arbitration and to prosecute its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount paid to US Airways pursuant to the order described above plus all associated costs. No date yet has been set for the commencement of the arbitration. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to US Airways.

In addition to the ARS case discussed above, as of March 31, 2013, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately seven arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $65,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of March 31, 2013, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.5 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and note 13 to the consolidated financial statements appearing in Item 1 herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” herein.

Other Pending Matters

In addition to the ARS case discussed above, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia. In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal with the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to the United States District Court for the Northern District of Georgia (U.S.N.D. GA). On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. The parties are actively engaged in discovery. Oppenheimer believes that as a result of the foregoing the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging, that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. Oppenheimer moved to remove the matter to the United States District Court, Western District of Oklahoma on December 2, 2010. Thereafter, the Receiver moved to remand the matter to the District Court of Oklahoma County, Oklahoma. Oppenheimer filed its opposition to this motion on February 3, 2011; the motion to remand was granted on February 24, 2011. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the Federal court, was denied on August 2, 2011. On July 20, 2012, Providence Holding, Inc. (“Providence Holding”), the seller of Providence to Park Avenue in the transaction referenced above, filed a motion in the Oklahoma proceeding for permission to assert a tardy cross-claim against Oppenheimer and Oppenheimer Trust Company alleging breach of fiduciary duty, fraud, breach of contract, and interference with prospective business advantage. Providence Holding’s motion was mooted by the Receiver’s service of an amended complaint on December 20, 2012, which refreshed Providence Holding’s right to serve cross-claims. Oppenheimer answered the amended complaint on January 23, 2013 and the other Oppenheimer entities named as defendants filed motions to dismiss the amended complaint, which motions were denied on March 8, 2013. On January 14, 2013, Providence Holdings, Inc. served an answer to the amended complaint and interposed cross-claims against Oppenheimer, Oppenheimer Trust Company and three other Oppenheimer companies: the Company, Oppenheimer Asset Management, Inc. and Oppenheimer Investment Management. All Oppenheimer entities served motions to dismiss the Providence Holdings, Inc. cross claims on February 7, 2013 which motions were denied on March 8, 2013. On September 7, 2012, the court entered a scheduling order requiring that all discovery be completed by December 4, 2013. Discovery is ongoing. On October 1, 2012, a 13-count indictment was unsealed in the United States District Court for the Southern District of New York charging three individuals, including a former registered representative of Oppenheimer, with conspiracy to commit wire fraud in connection with Park Avenue’s acquisition of Providence. Oppenheimer is not named in the indictment, and there are no indications that it is a target of any investigation. Oppenheimer believes it has meritorious defenses to the claims raised in the Oklahoma proceedings and intends to defend against these claims vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holding filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings Inc. discussed above. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.

On March 15, 2013, the Company filed in the Supreme Court of the State of New York a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s 2008 acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proved at trial. As part of the transaction, the parties provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012.

Item 1A. Risk Factors

During the three months ended March 31, 2013, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 6th day of May, 2013.

OPPENHEIMER HOLDINGS INC.

By:   /s/ Albert G. Lowenthal

        Albert G. Lowenthal, Chairman and Chief Executive Officer

        (Principal Executive Officer)

By:   /s/ Jeffrey J. Alfano

        Jeffrey J. Alfano, Chief Financial Officer

        (Principal Financial and Accounting Officer)