Form 10-Q
period 2013-06-30
OPPENHEIMER HOLDINGS INC
filed 2013-08-02
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 31, 2013 was 13,536,753 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except share amounts)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$106,098	$135,366
Cash and securities segregated for regulatory and other purposes	40,055	33,000
Deposits with clearing organizations	26,371	25,954
Receivable from brokers and clearing organizations	285,833	479,699
Receivable from customers, net of allowance for credit losses of $2,109 ($2,256 in 2012)	964,597	817,941
Income tax receivable	11,616	451
Securities owned, including amounts pledged of $550,045 ($569,995 in 2012), at fair value	868,890	759,742
Notes receivable, net	42,491	47,324
Office facilities, net	34,974	28,332
Deferred tax assets, net	1,941	16,340
Intangible assets, net	31,700	31,700
Goodwill	137,889	137,889
Other assets	201,417	164,282

Total assets	$2,753,872	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$47,678	$56,586
Bank call loans	219,800	128,300
Payable to brokers and clearing organizations	254,719	204,218
Payable to customers	632,653	692,378
Securities sold under agreements to repurchase	496,022	392,391
Securities sold, but not yet purchased, at fair value	111,076	173,450
Accrued compensation	116,296	150,434
Accounts payable and other liabilities	168,862	180,262
Senior secured notes	195,000	195,000

Total liabilities	2,242,106	2,173,019

Commitments and contingencies (Note 9)
Stockholders’ equity
Share capital
Class A non-voting common stock (2013 – 13,496,783 shares issued and outstanding; 2012 – 13,508,318 shares issued and outstanding)	61,840	62,048
Class B voting common stock (99,680 shares issued and outstanding)	133	133

	61,973	62,181
Contributed capital	41,739	39,231
Retained earnings	402,638	399,121
Accumulated other comprehensive income	707	207

Total Oppenheimer Holdings Inc. stockholders’ equity	507,057	500,740
Non-controlling interest	4,709	4,261

Total liabilities and stockholders’ equity	511,766	505,001

	$2,753,872	$2,678,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(Expressed in thousands, except number of shares and per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUE
Commissions	$124,440	$112,429	$244,020	$238,063
Principal transactions, net	7,532	13,460	23,249	26,015
Interest	13,106	14,246	25,477	27,639
Investment banking	22,567	24,971	41,015	45,058
Advisory fees	60,580	53,704	117,300	103,781
Other	15,605	14,335	31,915	30,803

Total revenue	243,830	233,145	482,976	471,359

EXPENSES
Compensation and related expenses	160,006	150,896	319,215	309,547
Clearing and exchange fees	6,293	5,989	12,335	12,020
Communications and technology	16,018	15,328	31,882	31,466
Occupancy and equipment costs	17,141	17,409	34,706	41,753
Interest	7,143	8,230	14,005	17,022
Other	31,555	27,454	58,446	58,201

Total expenses	238,156	225,306	470,589	470,009

Income before income taxes	5,674	7,839	12,387	1,350
Income tax provision	2,608	4,464	5,428	1,858

Net income (loss) for the period	3,066	3,375	6,959	(508)
Less net income attributable to non-controlling interest, net of tax	218	953	448	1,727

Net income (loss) attributable to Oppenheimer Holdings Inc.	$2,848	$2,422	$6,511	$(2,235)

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$0.21	$0.18	$0.48	$(0.16)
Diluted	$0.20	$0.17	$0.46	$(0.16)
Dividends declared per share	$0.11	$0.11	$0.22	$0.22
Weighted average shares
Basic	13,607,348	13,588,842	13,607,671	13,593,496
Diluted	14,068,368	14,009,645	14,068,779	13,593,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(Expressed in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) for the period	$3,066	$3,375	$6,959	$(508)
Other comprehensive income (loss)
Currency translation adjustment	49	(288)	500	(654)

Comprehensive income (loss) for the period	$3,115	$3,087	$7,459	$(1,162)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2013	2012
Cash flows from operating activities
Net income (loss) for the period	$6,959	$(508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash items included in net income (loss):
Depreciation and amortization of office facilities and leasehold improvements	5,045	5,553
Deferred income taxes	14,399	(6,769)
Amortization of notes receivable	9,388	9,760
Amortization of debt issuance costs	319	319
Amortization of intangible assets	—	3,233
Provision for (reversal of) credit losses	(147)	111
Share-based compensation	3,280	2,224
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(7,055)	(2,401)
Deposits with clearing organizations	(417)	(28,990)
Receivable from brokers and clearing organizations	193,866	(6,331)
Receivable from customers	(146,509)	(2,058)
Income tax receivable	(11,165)	932
Securities purchased under agreements to resell	—	842,463
Securities owned	(109,148)	(176,103)
Notes receivable	(4,555)	(8,515)
Other assets	(36,954)	23,103
Increase (decrease) in operating liabilities:
Drafts payable	(8,908)	(5,256)
Payable to brokers and clearing organizations	50,501	43,090
Payable to customers	(59,725)	58,458
Securities sold under agreements to repurchase	103,631	(773,610)
Securities sold, but not yet purchased	(62,374)	24,738
Accrued compensation	(34,910)	(36,148)
Accounts payable and other liabilities	(11,400)	8,838

Cash used in operating activities	(105,879)	(23,867)

Cash flows from investing activities
Purchase of office facilities	(11,687)	(7,821)

Cash used in investing activities	(11,687)	(7,821)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,994)	(2,990)
Repurchase of Class A non-voting common stock for cancellation	(208)	(1,551)
Tax benefit from share-based awards	—	41
Increase in bank call loans, net	91,500	59,400

Cash provided by financing activities	88,298	54,900

Net (decrease) increase in cash and cash equivalents	(29,268)	23,212
Cash and cash equivalents, beginning of period	135,366	70,329

Cash and cash equivalents, end of period	$106,098	$93,541

Schedule of non-cash financing activities
Employee share plan issuance	$—	$224
Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$13,349	$20,456
Cash paid during the periods for income taxes	$1,939	$6,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2013	2012
Share capital
Balance at beginning of period	$62,181	$62,726
Issuance of Class a non-voting common stock	—	224
Repurchase of Class A non-voting common stock for cancellation	(208)	(1,551)

Balance at end of period	61,973	61,399

Contributed capital
Balance at beginning of period	39,231	36,832
Tax benefit from share-based awards	—	41
Share-based expense	2,508	2,009
Vested employee share plan awards	—	(180)

Balance at end of period	41,739	38,702

Retained earnings
Balance at beginning of period	399,121	408,720
Net income (loss) for the period attributable to Oppenheimer Holdings Inc.	6,511	(2,235)
Dividends paid ($0.22 per share in 2013 and 2012)	(2,994)	(2,990)

Balance at end of period	402,638	403,495

Accumulated other comprehensive income (loss)
Balance at beginning of period	207	(208)
Currency translation adjustment	500	(654)

Balance at end of period	707	(862)

Stockholders’ equity of Oppenheimer Holdings Inc.	507,057	502,734

Non-controlling interest
Balance at beginning of period	4,261	5,333
Net income attributable to non-controlling interest, net of tax	448	1,727

Balance at end of period	4,709	7,060

Total Stockholders’ Equity	$511,766	$509,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company (“Oppenheimer Trust”), a limited purpose trust company chartered by the State of New Jersey to provide fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with an office in the Isle of Jersey, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The accompanying December 31, 2012 condensed consolidated statement of balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any future interim or annual period.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of June 30, 2013, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $4.7 million.

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

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” The ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. The ASU limits the scope of the new balance sheet offsetting disclosures in ASU No. 2011-11 to derivatives, repurchase agreements, and securities lending transactions. The effective date of the ASU coincides with the effective date of the disclosure requirements in ASU No. 2011-11. The Company adopted this guidance in the period ended March 31, 2013. See Note 5, Financial Instruments, below.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the period ended March 31, 2013.

Recently Issued

In June 2013, the FASB issued ASU No. 2013-08 “Financial Services – Investment Companies, Amendments to the Scope, Measurement and Disclosure Requirement.” The ASU clarifies the characteristics of an investment company by amending the measurement criteria for certain interests in other investment companies. Additionally, the ASU introduces new disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2013. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

3. Earnings per share

Basic earnings per share was computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and the effects of the warrants, options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share has been calculated as follows:

	For the Three months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2013	2012	2013	2012
Basic weighted average number of shares outstanding	13,607,348	13,588,842	13,607,671	13,593,496
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	461,020	420,803	461,108	—

Diluted weighted average number of shares outstanding	14,068,368	14,009,645	14,068,779	13,593,496

Net income (loss) for the period	$3,066	$3,375	$6,959	$(508)
Net income attributable to non-controlling interest, net of tax	218	953	448	1,727

Net income (loss) attributable to Oppenheimer Holdings Inc.	$2,848	$2,422	$6,511	$(2,235)

Basic earnings (loss) per share	$0.21	$0.18	$0.48	$(0.16)
Diluted earnings (loss) per share	$0.20	$0.17	$0.46	$(0.16)

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp., the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expired on April 13, 2013. For the three and six months ended June 30, 2012, the effect of the warrants was anti-dilutive.
(2)	For both the three and six months ended June 30, 2013, the diluted earnings per share computation does not include the anti-dilutive effect of 57,573 shares of Class A Stock granted under share-based compensation arrangements (1,059,638 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) for the three and six months ended June 30, 2012).

4. Receivable from and Payable to Brokers and Clearing Organizations

(Expressed in thousands)	June 30, 2013	December 31, 2012
Receivable from brokers and clearing organizations consist of:
Deposits paid for securities borrowed	$191,214	$365,642
Receivable from brokers	35,844	41,091
Securities failed to deliver	39,223	10,031
Clearing organizations	209	399
Omnibus accounts	16,778	28,212
Other	2,565	34,324

	$285,833	$479,699

Payable to brokers and clearing organiations consist of:
Deposits received for securities loaned	$234,880	$190,387
Securities failed to receive	15,496	11,315
Clearing organizations and other	4,343	2,516

	$254,719	$204,218

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

	June 30, 2013		December 31, 2012
(Expressed in thousands)	Owned	Sold	Owned	Sold
U.S. Government, agency & sovereign obligations	$586,095	$55,026	$525,255	$131,930
Corporate debt and other obligations	11,979	3,187	14,428	1,858
Mortgage and other asset-backed securities	3,246	5	2,920	18
Municipal obligations	93,155	795	59,010	467
Convertible bonds	60,851	8,230	49,130	8,868
Corporate equities	45,132	43,757	43,708	29,884
Other	68,432	76	65,291	425

Total	$868,890	$111,076	$759,742	$173,450

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2013 are corporate equities with estimated fair values of approximately $13.3 million ($14.0 million at December 31, 2012), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of June 30, 2013, the Company did not have any exposure to European sovereign debt.

Valuation Techniques

A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:

U.S. Government Obligations

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

Municipal Obligations

The fair value of municipal obligations is estimated using recently executed transactions, broker quotations, and bond spread information. These obligations are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Convertible Bonds

The fair value of convertible bonds is estimated using recently executed transactions and dollar-neutral price quotations, where observable. When observable price quotations are not available, fair value is determined based on cash flow models using yield curves and bond spreads as key inputs. Convertible bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the fair value hierarchy.

Corporate Equities

Equity securities and options are generally valued based on quoted prices from the exchange or market where traded and categorized as Level 1 of the fair value hierarchy. To the extent quoted prices are not available, fair values are generally derived using bid/ask spreads, and these securities are generally categorized in Level 2 of the fair value hierarchy.

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of Auction Rate Securities (“ARS”). Pursuant to those settlements and legal settlements, as of June 30, 2013, the Company purchased and holds approximately $83.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $33.9 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

(Expressed in thousands)

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2013

Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range
Auction Rate Securities(1)	$117,249	$7,619	$109,630	Discounted Cash Flow	Discount Rate	1.12% to 3.14%
					Duration	4 to 7 Years
					Current Yield(2)	0.11% to 1.35%

(1)	Includes ARS owned by the Company of $83.3 million included in the condensed consolidated balance sheet at June 30, 2013 as well as additional commitments to purchase ARS from clients of $33.9 million which is disclosed in these notes to the condensed consolidated financial statements.
(2)	Based on current auctions in comparable securities that have not failed.

The fair value of ARS is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2013, the Company had a valuation adjustment (unrealized loss) of $7.6 million for ARS.

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

The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2013:

(Expressed in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$567	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,807	803	N/A	N/A
Distressed opportunities investment trust (3)	7,847	—	N/A	N/A

	$12,221	$803

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.
(3)	Special purpose vehicle that holds the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker.

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

The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy. As of June 30, 2013, the Company did not have any repo-to-maturity transactions.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013

	Fair Value Measurements at June 30, 2013
(Expressed in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$56,495	$—	$—	$56,495
Securities segregated for regulatory and other purposes	17,087	—	—	17,087
Deposits with clearing organizations	3,500	—	—	3,500
Securities owned
U.S Treasury securities	557,004	—	—	557,004
U.S. Agency securities	8,450	18,573	—	27,023
Sovereign obligations	—	2,068	—	2,068
Corporate debt and other obligations	—	11,979	—	11,979
Mortgage and other asset-backed securities	—	3,179	67	3,246
Municipal obligations	—	81,586	11,569	93,155
Convertible bonds	—	60,851	—	60,851
Corporate equities	34,486	10,646	—	45,132
Other	1,689	—	66,743	68,432

Securities owned, at fair value	601,629	188,882	78,379	868,890
Investments (1)	358	42,514	12,974	55,846
TBAs	—	1,750	—	1,750

Total	$679,069	$233,146	$91,353	$1,003,568

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$46,242	$—	$—	$46,242
U.S. Agency securities	7,732	37	—	7,769
Sovereign obligations	—	1,015	—	1,015
Corporate debt and other obligations	—	3,187	—	3,187
Mortgage and other asset-backed securities	—	5	—	5
Municipal obligations	—	795	—	795
Convertible bonds	—	8,230	—	8,230
Corporate equities	30,247	13,510	—	43,757
Other	76	—	—	76

Securities sold, but not yet purchased at fair value	84,297	26,779	—	111,076
Investments	432	—	—	432
Derivative contracts	401	40	2,329	2,770
TBAs	—	1,599	—	1,599

Total	$85,130	$28,418	$2,329	$115,877

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012

	Fair Value Measurements at December 31, 2012
(Expressed in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58,945	$—	$—	$58,945
Securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned
U.S Treasury securities	497,546	—	—	497,546
U.S. Agency securities	—	27,690	—	27,690
Sovereign obligations	—	19	—	19
Corporate debt and other obligations	2,459	11,969	—	14,428
Mortgage and other asset-backed securities	—	2,880	40	2,920
Municipal obligations	—	49,616	9,394	59,010
Convertible bonds	—	49,130	—	49,130
Corporate equities	31,958	11,750	—	43,708
Other	2,328	—	62,963	65,291

Securities owned, at fair value	534,291	153,054	72,397	759,742
Investments (1)	10,477	37,088	12,954	60,519
TBAs	—	3,188	—	3,188

	$624,307	$193,330	$85,351	$902,988

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$131,899	$—	$—	$131,899
U.S. Agency securities	—	31	—	31
Corporate debt and other obligations	—	1,858	—	1,858
Mortgage and other asset-backed securities	—	18	—	18
Municipal obligations	—	467	—	467
Convertible bonds	—	8,868	—	8,868
Corporate equities	20,946	8,938	—	29,884
Other	325	—	100	425

Securities sold, but not yet purchased at fair value	153,170	20,180	100	173,450
Investments	258	—	—	258
Derivative contracts	286	124	2,647	3,057
TBAs	—	175	—	175

	$153,714	$20,479	$2,747	$176,940

(1)	Included in other assets on the condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three months ended June 30, 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013 and 2012:

	Level 3 Assets and Liabilities For the Three Months Ended June 30, 2013
(Expressed in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$52	$7	$50	$(36)	$(6)	$67
Municipals	10,303	1,066	250	(50)	—	11,569
Other (2)	62,489	(571)	5,925	(1,100)	—	66,743
Investments (3)	12,779	—	292	2	(99)	12,974
Liabilities
Other (2)	100	—	(100)	—	—	—
Derivative contracts	2,094	235	—	—	—	2,329

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2012
(Expressed in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$98	$(23)	$3	$(64)	$(2)	$12
Municipals	11,789	581	—	(2,250)	—	10,120
Other (2)	66,831	738	4,425	(7,350)	—	64,644
Investments (3)	13,132	(78)	3	(297)	—	12,760
Liabilities
Derivative contracts	3,907	(1,573)	—	—	—	2,334

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012:

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2013
(Expressed in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$14	$73	$(54)	$(6)	$67
Municipals	9,394	925	1,450	(200)	—	11,569
Other (2)	62,963	(1,120)	8,975	(4,075)	—	66,743
Investments (3)	12,954	623	125	(728)	—	12,974
Liabilities
Other (2)	100	—	(100)	—	—	—
Derivative contracts	2,647	(318)	—	—	—	2,329

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2012
(Expressed in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$16	$(6)	$83	$(79)	$(2)	$12
Municipals	3,562	(497)	9,305	(2,250)	—	10,120
Other (2)	65,001	(761)	14,725	(14,321)	—	64,644
Investments (3)	12,482	437	127	(297)	11	12,760
Liabilities
Other (2)	50	—	(50)	—	—	—
Derivative contracts	2,347	(13)	—	—	—	2,334

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheet. The table below excludes non-financial assets and liabilities (e.g., office facilities and accrued compensation).

The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short period of time between their origination and expected maturity. The fair value of the Company’s 8.75% Senior Secured Notes (“Notes”), categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.

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

Assets and liabilities not measured at fair value on a recurring basis as of June 30, 2013

			Fair Value Measurement: Assets
	As of June 30, 2013		As of June 30, 2013
(Expressed in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$106,098	$106,098	$106,098	$—	$—	$106,098
Cash segregated for regulatory and other purposes	22,968	22,968	22,968	—	—	22,968
Deposits with clearing organization	22,871	22,871	22,871	—	—	22,871
Receivable from brokers and clearing organizations
Deposits paid for securities borrowed	191,214	191,214	—	191,214	—	191,214
Receivables from brokers	35,844	35,844	—	35,844	—	35,844
Securities failed to deliver	39,223	39,223	—	39,223	—	39,223
Clearing organizations	209	209	—	209	—	209
Omnibus accounts	16,778	16,778	—	16,778	—	16,778
Other	2,565	2,565	—	2,565	—	2,565

	285,833	285,833	—	285,833	—	285,833
Receivable from customers	964,597	964,597	—	964,597	—	964,597
Notes receivable	42,491	42,491	—	—	42,491	42,491
Other assets
Mortgage servicing rights (MSRs)	27,665	35,691	—	—	35,691	35,691
Mortgage receivable (1)	36,360	36,360	—	36,360	—	36,360
Loan receivable (2)	7,126	7,126	—	—	7,126	7,126
Escrow deposit (3)	25,000	25,000	25,000	—	—	25,000

(1)	Mortgage receivable balance represents loan amounts outstanding after funding but prior to Government National Mortgage Association (“GNMA”) securitization. Amount funded by warehouse facility (warehouse payable) is included in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 4 below). Residual amount between asset and liability is funded with internally generated funds.
(2)	Loan receivable represents outstanding loan purchased out of GNMA pool on property that is in default. Amount funded by third-party is included in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 5 below).
(3)	Represent escrow monies deposited with commercial bank. Offsets with payable to third party in Accounts payable and other liabilities on condensed consolidated balance sheet (see note 6 below).

			Fair Value Measurement: Liabilities
	As of June 30, 2013		As of June 30, 2013
(Expressed in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$47,563	$47,563	$47,563	$—	$—	$47,563
Bank call loans	219,800	219,800	219,800	—	—	219,800
Payables to brokers and clearing organizations
Deposits received for securities loaned	234,880	234,880	—	234,880	—	234,880
Securities failed to receive	15,496	15,496	—	15,496	—	15,496
Clearing organizations and other	4,343	4,343	—	4,343	—	4,343

	254,719	254,719	—	254,719	—	254,719
Payables to customers	632,653	632,653	—	632,653	—	632,653
Securities sold under agreements to repurchase	496,022	496,022	—	496,022	—	496,022
Accounts payable and other liabilities
Warehouse payable (4)	11,939	11,939	—	11,939	—	11,939
Loan payable (5)	7,126	7,126	—	—	7,126	7,126
Payable to third party (6)	25,000	25,000	25,000	—	—	25,000
Senior secured notes	195,000	206,092	—	206,092	—	206,092

(4)	Warehouse payable represents loans outstanding under warehouse facility, provided by commercial bank but prior to GNMA securitization. Used to fund Mortgage receivable in Other assets on condensed consolidated balance sheet (see note 1 above).
(5)	Loan payable represents amount funded by third-party for loan purchased out of GNMA pool on property that is in default. Offsets with Loan receivable in Other assets on condensed consolidated balance sheet (see note 2 above).
(6)	Offsets with Escrow deposit in Other assets on condensed consolidated balance sheet (see note 3 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2013 or December 31, 2012.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

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

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap was no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012. The Company recorded $573 and $19,775, respectively, in interest expense with respect to the interest rate cap for the three and six months ended June 30, 2012. At June 30, 2013, there was no cash flow hedges used for asset and liability management.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At June 30, 2013, there were no forward or option contracts outstanding.

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

The following table summarizes the notional and fair values of the TBAs as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Notional		Notional
(Expressed in thousands)	Amount	Fair Value	Amount	Fair Value
Sale of TBAs (1)	$544,641	$1,750	$449,065	$3,188
Purchase of TBAs	$100,018	$1,599	$117,573	$175
Funding Commitments	405,538		304,390

	$505,556		$421,963

(1)	TBAs are used to offset exposures related to commitments to provide funding for Federal Housing Administration (“FHA”) loans at OMHHF. At June 30, 2013, the loan commitments balance was $405.5 million ($304.4 million at December 31, 2012). In addition, at June 30, 2013, OMHHF had a loan receivable balance (included in other assets in the condensed consolidated balance sheet) of $36.4 million ($22.9 million at December 31, 2012) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counter-parties.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions, and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At June 30, 2013, the Company had 355 open short contracts for 10-year U.S. Treasury notes with a fair value of $401,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At June 30, 2013, the Company had 1,110 open contracts for Federal Funds futures with a fair value of approximately $29,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

The notional amounts and fair values of the Company’s derivatives at June 30, 2013 and December 31, 2012 by product were as follows:

	Fair Value of Derivative Instruments at June 30, 2013
(Expressed in thousands)	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$51,000	$401
	Federal Funds Futures (2)	5,550,000	29
	Euro Dollars Futures (2)	68,000	11
Other contracts	ARS purchase commitments (3)	33,884	2,329

		$5,702,884	$2,770

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

	Fair Value of Derivative Instruments at December 31, 2012
(Expressed in thousands)	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$56,000	$286
	Federal Funds Futures (2)	6,070,000	120
	Euro Dollars Futures (2)	15,000	4
Other contracts	ARS purchase commitments (3)	38,343	2,647

		$6,179,343	$3,057

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the three months ended June 30, 2013 and 2012:

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations For the Three Months Ended June 30, 2013
		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	$921	None	$—
	Federal Funds Futures	Principal transaction revenue	(107)	None	—
	Euro Dollars Futures	Principal transaction revenue	71	None	—
Other contracts	ARS purchase commitments	Principal transaction revenue	535	None	—

			$1,420		$—

(1)	There is no ineffective portion included in income for the period ended June 30, 2013.

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations For the Three Months Ended June 30, 2012
		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Interest rate contracts	Caps (2)	N/A	$—	Interest expense	$—
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	(894)	None	—
	Federal Funds Futures	Principal transaction revenue	71	None	—
	Euro Dollars Futures	Principal transaction revenue	(28)	None	—
Other contracts	ARS purchase commitments	Principal transaction revenue	1,572	None	—

			$721		$—

(1)	There is no ineffective portion included in income for the period ended June 30, 2012.
(2)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the six months ended June 30, 2013 and 2012:

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations For the Six Months Ended June 30, 2013
		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	$801	None	$—
	Federal Funds Futures	Principal transaction revenue	(52)	None	—
	Euro Dollars Futures	Principal transaction revenue	72	None	—
Other contracts	ARS purchase commitments	Principal transaction revenue	2,329	None	—

			$3,150		$—

(1)	There is no ineffective portion included in income for the period ended June 30, 2013.

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations For the Six Months Ended June 30, 2012
		Recognized in Income on Derivatives (pre-tax)		Reclassified from Accumulated Other Comprehensive Income into Income Effective Portion (1) (after-tax)
Types	Description	Location	Gain (Loss)	Location	Gain (Loss)
Interest rate contracts	Swaps	N/A	$—	Interest expense	$—
	Caps (2)	N/A	(12)	Interest expense
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	(638)	None	—
	Federal Funds Futures	Principal transaction revenue	260	None	—
	Euro Dollars Futures	Principal transaction revenue	(28)	None	—
Other contracts	ARS purchase commitments	Principal transaction revenue	13	None	—

			$(405)		$—

(1)	There is no ineffective portion included in income for the period ended June 30, 2012.
(2)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note. With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2013, bank call loans were $219.8 million ($128.3 million at December 31, 2012).

At June 30, 2013, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $157.3 million and $255.3 million, respectively, with commercial banks. At June 30, 2013, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $201.9 million under securities loan agreements.

At June 30, 2013, the Company had deposited $402.1 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At June 30, 2013, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2013 and December 31, 2012:

		As of June 30, 2013
				Gross Amounts Not Offset on the Balance Sheet
(Expressed in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$3,455,764	$3,455,764	$—	$—	$—	$—
Securities borrowed (1)	191,214	—	191,214	(191,214)	—	—

Total	$3,646,978	$3,455,764	$191,214	$(191,214)	$—	$—

(1)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$3,951,786	$3,455,764	$496,022	$(496,022)	$—	$—
Securities loaned (2)	234,880	—	234,880	(234,880)	—	—

Total	$4,186,666	$3,455,764	$730,902	$(730,902)	$—	$—

(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

		As of December 31, 2012
				Gross Amounts Not Offset on the Balance Sheet
(Expressed in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$1,160,239	$1,160,239	$—	$—	$—	$—
Securities borrowed (1)	365,642	—	365,642	(365,642)	—	—

Total	$1,525,881	$1,160,239	$365,642	$(365,642)	$—	$—

(1)	Included in receivable from brokers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,552,630	$1,160,239	$392,391	$(392,391)	$—	$—
Securities loaned (2)	190,387	—	190,387	(190,387)	—	—

Total	$1,743,017	$1,160,239	$582,778	$(582,778)	$—	$—

(2)	Included in payable to brokers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2013, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $185.6 million ($354.0 million at December 31, 2012) and $3.5 billion ($1.2 billion at December 31, 2012), respectively, of which the Company has sold and re-pledged approximately $20.6 million ($14.3 million at December 31, 2012) under securities loaned transactions and $3.5 billion under repurchase agreements ($1.2 billion at December 31, 2012).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $550.0 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2013 ($570.0 million at December 31, 2012). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $157.9 million at June 30, 2013 ($159.4 million at December 31, 2012).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. As of June 30, 2013, the fair value of the Company’s investment in the securities held by Lehman Brothers International (Europe) that were segregated and not re-hypothecated was $7.8 million. This investment has been included in the condensed consolidated financial statements of the Company.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of June 30, 2013 are receivables from two major U.S. broker-dealers totaling approximately $66.5 million.

Warehouse Facilities

Through OPY Credit Corp., the Company utilized a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third party borrowers identified by the Company. This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrower or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At June 30, 2013, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at June 30, 2013 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2013, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)—guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At June 30, 2013, OMHHF had $12.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2013 was $149,200 and $291,300, respectively ($158,000 and $401,000, respectively, for the three and six months ended June 30, 2012).

As discussed above, the Company enters into TBA transactions to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBAs are unable to fulfill their contractual obligations.

Variable Interest Entities (“VIEs”)

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investee is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date. Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain Investment Funds,” defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of the total general and limited partner interests held in these funds by all parties. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The subsidiaries’ general partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at June 30, 2013 and December 31, 2012:

	June 30, 2013
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
(Expressed in thousands)	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$1,923,636	$328	$—	$—	$328
Private equity funds	111,693	32	—	8	40

Total	$2,035,329	$360	$—	$8	$368

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

	December 31, 2012
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
(Expressed in thousands)	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$1,868,178	$372	$—	$—	$372
Private equity funds	171,169	32	—	8	40

Total	$2,039,347	$404	$—	$8	$412

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

6. Commercial mortgage banking

OMHHF is engaged in the business of originating and servicing Federal Housing Administration (“FHA”) insured multifamily and healthcare facility loans and securitizing these loans into Ginnie Mae (“GNMA”) mortgage backed securities. OMHHF also offers mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintains a mortgage servicing portfolio for which it provides a full array of services, including the collection of mortgage payments from mortgagors which are passed on to the mortgage holders, construction loan management and asset management.

The Company owns an 83.68% controlling interest in OMHHF. The 16.32% non-controlling interest belongs to one related third party who is the President and CEO of OMHHF.

Loan Origination Fees

OMHHF receives origination fees and incurs other direct origination costs when it originates mortgage loans. Due to the nature of its business and pre-selling loans to third parties, OMHHF recognizes origination fees and other direct origination costs at the time of the origination.

In accordance with U.S. Department of Housing and Urban Development (“HUD”) guidelines, OMHHF will, with approval and for certain loan programs, apply the GNMA trade premium toward the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from GNMA trade premiums that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against GNMA premium were $7.7 million and $600,000 for the three month period ended June 30, 2013 and 2012, respectively.

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

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $296.2 million at June 30, 2013 ($242.7 million at December 31, 2012). These amounts are not included on the condensed consolidated statements of financial condition as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at June 30, 2013 was approximately $201.2 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal, and that meet or exceed GNMA required credit ratings.

Mortgage Servicing Rights (“MSRs”)

OMHHF purchases commitments or originates mortgage loans that are sold and securitized into GNMA mortgage backed securities. OMHHF retains the servicing responsibilities for the loans securitized and recognizes either a MSR asset or a MSR liability for that servicing contract. OMHHF receives monthly servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced.

OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. The fair value of the servicing rights on the loan portfolio was $35.7 million and $33.0 million at June 30, 2013 and December 31, 2012, respectively (carrying value of $27.7 million and $27.0 million at June 30, 2013 and December 31, 2012, respectively). The following tables summarize the changes in MSRs for the six months ended June 30, 2013 and 2012:

(Expressed in thousands)
Balance, as of December 31, 2012	$26,983
Originations (1)	4,638
Purchases	1,165
Disposals (1)	(4,583)
Amortization expense	(538)

Balance, as of June 30, 2013	$27,665

(1)	Includes refinancing.

(Expressed in thousands)
Balance, as of December 31, 2011	$22,795
Originations (1)	3,156
Purchases	1,824
Disposals (1)	(448)
Amortization expense	(1,617)

Balance, as of June 30, 2012	$25,710

(1)	Includes refinancing.

Servicing rights are amortized using the straight-line method over 10 years. Amortization expense for the next five years is as follows:

(Expressed in thousands)
2013	$3,553
2014	3,537
2015	3,537
2016	3,500
2017	3,433
Thereafter	10,105

$27,665

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the three and six months ended June 30, 2013 and 2012 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2013	2012	2013	2012
Servicing fees	$1,244	$1,009	$2,452	$1,936
Late fees	12	5	75	28
Ancillary fees	64	67	121	164

Total MSR fees	$1,320	$1,081	$2,648	$2,128

7. Long-term debt

(Expressed in thousands)

Issued	Maturity Date	June 30, 2013	December 31, 2012
Senior Secured Notes	4/15/2018	$195,000	$195,000

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at June 30, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the three and six months ended June 30, 2013 on the Notes was $4.3 million and $8.5 million, respectively ($4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2012).

At June 30, 2013, the Notes were trading at $105.69 per $100.

8. Share capital

The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share; and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share. No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three months ended June 30,		For the Six months ended June 30,
	2013	2012	2013	2012
Class A Stock outstanding, beginning of period	13,508,318	13,489,162	13,508,318	13,572,265
Issued pursuant to shared-based compensation plans	—	—	—	16,797
Repurchased and cancelled pursuant to the stock buy-back	(11,535)	—	(11,535)	(99,900)

Class A Stock outstanding, end of period	13,496,783	13,489,162	13,496,783	13,489,162

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

In the six months ended June 30, 2013, the Company purchased and cancelled 11,535 shares of Class A Stock for total consideration of $208,000 ($18.03 per share).

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

The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

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

For legal proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $126 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

10. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2013, the net capital of Oppenheimer as calculated under the Rule was $158.5 million or 12.2% of Oppenheimer’s aggregate debit items. This was $132.4 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At June 30, 2013, Freedom had net capital of $4.6 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.

At June 30, 2013, Oppenheimer and Freedom had $21.9 million and $17.3 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At June 30, 2013, the regulatory capital of Oppenheimer Europe Ltd. was $5.4 million which was $2.2 million in excess of the $3.2 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Conduct Authority of the United Kingdom.

At June 30, 2013, the regulatory capital of Oppenheimer Investments Asia Limited was $667,000, which was $280,000 in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, Oppenheimer has computed a reserve requirement for the proprietary accounts of introducing firms as of June 30, 2013. Oppenheimer had no deposit requirements as of June 30, 2013.

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

Due to the recent growth in the Company’s commercial loan origination and servicing business operated out of OMHHF, the Company has presented separately the results of this business in a reportable segment titled “Commercial Mortgage Banking.” This reportable segment engages in business activities in which it earns revenues and incurs expenses that are distinct from the Company’s other reportable segments, its operating results are reviewed by the Company’s CEO who makes decisions about resources to be allocated to this business, and separate financial information is available for the legal entity from which it operates. The Commercial Mortgage Banking reportable segment not only meets these qualitative criteria but, as a result of its recent growth, also meets one of the quantitative thresholds for segment reporting. Previously reported segment information has been revised to reflect this new reportable segment.

The Company’s reportable segments are:

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

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its operating segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and include, for example, compensation and benefits, rent expense, information technology, legal and professional.

The table below presents information about the reported revenue and net income before taxes of the Company for the three and six months ended June 30, 2013 and 2012. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use.

	For the Three months ended June 30,		For the Six months ended June 30,
(Expressed in thousands)	2013	2012	2013	2012
Revenue
Private client division	$143,278	$128,469	$286,647	$272,732
Asset management	22,006	19,992	42,962	39,036
Capital markets	67,904	71,561	133,035	140,890
Commercial mortgage banking	9,477	10,934	17,543	18,988
Corporate/Other	1,165	2,189	2,789	(287)

Total	$243,830	$233,145	$482,976	$471,359

Income (loss) before income taxes
Private client division	$15,698	$12,770	$33,025	$27,732
Asset management	7,402	4,106	13,945	9,096
Capital markets	972	2,660	4,505	1,005
Commercial mortgage banking	2,276	5,000	5,154	8,830
Corporate/Other	(20,674)	(16,697)	(44,242)	(45,313)

Total	$5,674	$7,839	$12,387	$1,350

Revenue, classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2013 and 2012, was as follows:

	For the Three months ended June 30,		For the Six months ended June 30,
(Expressed in thousands)	2013	2012	2013	2012
United States	$232,781	$222,478	$461,474	$448,113
Europe/Middle East	9,317	8,767	17,720	18,680
Asia	709	111	1,534	301
South America	1,023	1,789	2,248	4,265

Total	$243,830	$233,145	$482,976	$471,359

13. Subsequent events

On July 26, 2013, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 23, 2013 to holders of Class A and Class B Stock of record on August 9, 2013.

14. Supplemental guarantor condensed consolidated financial statements

The Company’s Notes (see note 7 above) are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$153	$36,184	$69,761	$—	$106,098
Cash and securities segregated for regulatory and other purposes	—	—	40,055	—	40,055
Deposits with clearing organizations	—	—	26,371	—	26,371
Receivable from brokers and clearing organizations	—	—	285,833	—	285,833
Receivable from customers, net of allowance for credit losses of $2,109	—	—	964,597	—	964,597
Income tax receivable	16,100	30,984	(658)	(34,810)	11,616
Securities owned, including amounts pledged of $550,045, at fair value	—	2,075	866,815	—	868,890
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	42,491	—	42,491
Office facilities, net	—	21,217	13,757	—	34,974
Deferred tax assets, net	893	310	38,438	(37,700)	1,941
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,146	25,749	172,522	—	201,417
Investment in subsidiaries	520,594	876,386	(181,053)	(1,215,927)	—
Intercompany receivables	167,346	(71,768)	(29,703)	(65,875)	—

	$708,232	$1,033,695	$2,478,815	$(1,466,870)	$2,753,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$47,678	$—	$47,678
Bank call loans	—	—	219,800	—	219,800
Payable to brokers and clearing organizations	—	—	254,719	—	254,719
Payable to customers	—	—	632,653	—	632,653
Securities sold under agreements to repurchase	—	—	496,022	—	496,022
Securities sold, but not yet purchased, at fair value	—	—	111,076	—	111,076
Accrued compensation	—	—	116,296	—	116,296
Accounts payable and other liabilities	3,735	64,373	101,244	(490)	168,862
Income tax payable	2,440	22,189	10,181	(34,810)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,700	(37,700)	—
Intercompany payables	—	65,875	—	(65,875)	—

	201,175	152,437	2,139,927	(251,433)	2,242,106
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	507,057	881,258	334,179	(1,215,437)	507,057
Noncontrolling interest	—	—	4,709	—	4,709

	507,057	881,258	338,888	(1,215,437)	511,766

	$708,232	$1,033,695	$2,478,815	$(1,466,870)	$2,753,872

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35	$40,658	$94,673	$—	$135,366
Cash and securities segregated for regulatory and other purposes	—	—	33,000	—	33,000
Deposits with clearing organizations	—	—	25,954	—	25,954
Receivable from brokers and clearing organizations	—	—	479,699	—	479,699
Receivable from customers, net of allowance for credit losses of $2,256	—	—	817,941	—	817,941
Income tax receivable	13,207	30,568	(450)	(42,874)	451
Securities owned, including amounts pledged of $569,995, at fair value	—	2,459	757,283	—	759,742
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	47,324	—	47,324
Office facilities, net	—	15,547	12,785	—	28,332
Deferred tax assets, net	(143)	309	52,350	(36,176)	16,340
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,418	1,437	159,427	—	164,282
Investment in subsidiaries	506,679	880,609	(195,045)	(1,192,243)	—
Intercompany receivables	178,743	(114,449)	(27,686)	(36,608)	—

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$56,586	$—	$56,586
Bank call loans	—	—	128,300	—	128,300
Payable to brokers and clearing organizations	—	—	204,218	—	204,218
Payable to customers	—	—	692,378	—	692,378
Securities sold under agreements to repurchase	—	—	392,391	—	392,391
Securities sold, but not yet purchased, at fair value	—	—	173,450	—	173,450
Accrued compensation	—	—	150,434	—	150,434
Accounts payable and other liabilities	3,759	43,350	133,646	(493)	180,262
Income tax payable	2,440	22,189	18,687	(43,316)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(943)	36,677	(35,734)	—
Intercompany payables	—	36,605	—	(36,605)	—

	201,199	101,201	2,099,325	(228,706)	2,173,019
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	500,740	868,495	323,258	(1,191,753)	500,740
Noncontrolling interest	—	—	4,261	—	4,261

	500,740	868,495	327,519	(1,191,753)	505,001

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$124,440	$—	$124,440
Principal transactions, net	—	(61)	7,593	—	7,532
Interest	—	2,805	13,018	(2,717)	13,106
Investment banking	—	—	22,567	—	22,567
Advisory fees	—	—	61,127	(547)	60,580
Other	—	42	15,605	(42)	15,605

	—	2,786	244,350	(3,306)	243,830

EXPENSES
Compensation and related expenses	254	—	159,752	—	160,006
Clearing and exchange fees	—	—	6,293	—	6,293
Communications and technology	35	—	15,983	—	16,018
Occupancy and equipment costs	—	—	17,183	(42)	17,141
Interest	4,375	—	5,485	(2,717)	7,143
Other	323	16	31,763	(547)	31,555

	4,987	16	236,459	(3,306)	238,156

Income (loss) before income taxes	(4,987)	2,770	7,891	—	5,674
Income tax provision (benefit)	(1,899)	1,215	3,292	—	2,608

Net income (loss) for the period	(3,088)	1,555	4,599	—	3,066
Less net income attributable to non-controlling interest, net of tax	—	—	218	—	218
Equity in subsidiaries	5,936	—	—	(5,936)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$2,848	$1,555	$4,381	$(5,936)	$2,848

Comprehensive income (loss)	$(3)	$—	$52	$—	$49

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$244,020	$—	$244,020
Principal transactions, net	—	12	23,237	—	23,249
Interest	5	5,593	25,314	(5,435)	25,477
Investment banking	—	—	41,015	—	41,015
Advisory fees	—	—	118,487	(1,187)	117,300
Other	—	84	31,915	(84)	31,915

	5	5,689	483,988	(6,706)	482,976

EXPENSES
Compensation and related expenses	695	—	318,520	—	319,215
Clearing and exchange fees	—	—	12,335	—	12,335
Communications and technology	58	—	31,824	—	31,882
Occupancy and equipment costs	—	—	34,790	(84)	34,706
Interest	8,750	—	10,690	(5,435)	14,005
Other	760	19	58,854	(1,187)	58,446

	10,263	19	467,013	(6,706)	470,589

Income (loss) before income taxes	(10,258)	5,670	16,975	—	12,387
Income tax provision (benefit)	(3,931)	1,894	7,465	—	5,428

Net income (loss) for the period	(6,327)	3,776	9,510	—	6,959
Less net income attributable to non-controlling interest, net of tax	—	—	448	—	448
Equity in subsidiaries	12,838	—	—	(12,838)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$6,511	$3,776	$9,062	$(12,838)	$6,511

Comprehensive income (loss)	$(3)	$—	$503	$—	$500

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$112,429	$—	$112,429
Principal transactions, net	—	(198)	13,658	—	13,460
Interest	—	3,057	14,820	(3,631)	14,246
Investment banking	—	—	24,971	—	24,971
Advisory fees	—	—	54,324	(620)	53,704
Other	—	42	14,335	(42)	14,335

	—	2,901	234,537	(4,293)	233,145

EXPENSES
Compensation and related expenses	84	—	150,812	—	150,896
Clearing and exchange fees	—	—	5,989	—	5,989
Communications and technology	44	—	15,284	—	15,328
Occupancy and equipment costs	—	—	17,451	(42)	17,409
Interest	4,376	1	7,484	(3,631)	8,230
Other	429	19	27,626	(620)	27,454

	4,933	20	224,646	(4,293)	225,306

Income (loss) before income taxes	(4,933)	2,881	9,891	—	7,839
Income tax provision (benefit)	(2,078)	3,034	3,508	—	4,464

Net income (loss) for the period	(2,855)	(153)	6,383	—	3,375
Less net income attributable to non-controlling interest, net of tax	—	—	953	—	953
Equity in subsidiaries	5,277	—	—	(5,277)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$2,422	$(153)	$5,430	$(5,277)	$2,422

Comprehensive income (loss)	$(3)	$—	$(285)	$—	$(288)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$238,063	$—	$238,063
Principal transactions, net	—	290	25,725	—	26,015
Interest	—	6,154	27,816	(6,331)	27,639
Investment banking	—	—	45,058	—	45,058
Advisory fees	—	—	105,038	(1,257)	103,781
Other	—	84	30,803	(84)	30,803

	—	6,528	472,503	(7,672)	471,359

EXPENSES
Compensation and related expenses	212	—	309,335	—	309,547
Clearing and exchange fees	—	—	12,020	—	12,020
Communications and technology	44	—	31,422	—	31,466
Occupancy and equipment costs	—	—	41,837	(84)	41,753
Interest	8,750	20	14,583	(6,331)	17,022
Other	772	37	58,649	(1,257)	58,201

	9,778	57	467,846	(7,672)	470,009

Income (loss) before income taxes	(9,778)	6,471	4,657	—	1,350
Income tax provision (benefit)	(3,910)	4,286	1,482	—	1,858

Net income (loss) for the period	(5,868)	2,185	3,175	—	(508)
Less net income attributable to non-controlling interest, net of tax	—	—	1,727	—	1,727
Equity in subsidiaries	3,633	—	—	(3,633)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	$(2,235)	$2,185	$1,448	$(3,633)	$(2,235)

Comprehensive income (loss)	$(1)	$—	$(653)	$—	$(654)

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(6,327)	$3,776	$9,510	$—	$6,959
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	5,045	—	5,045
Deferred income tax	—	—	14,399	—	14,399
Amortization of notes receivable	—	—	9,388	—	9,388
Amortization of debt issuance costs	319	—	—	—	319
Provision for credit losses	—	—	(147)	—	(147)
Share-based compensation expense	—	—	3,280	—	3,280
Changes in operating assets and liabilities	9,328	(8,250)	(146,200)	—	(145,122)

Cash provided by (used in) continuing operations	3,320	(4,474)	(104,725)	—	(105,879)

Cash flows from Investment activities
Purchase of office facilities	—	—	(11,687)	—	(11,687)

Cash used in investing activities	—	—	(11,687)	—	(11,687)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,994)	—	—	—	(2,994)
Repurchase of Class A non-voting common stock	(208)	—	—	—	(208)
Other financing activities	—	—	91,500	—	91,500

Cash flow provided by (used in) financing activities	(3,202)	—	91,500	—	88,298

Net increase (decrease) in cash and cash equivalents	118	(4,474)	(24,912)	—	(29,268)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366

Cash and cash equivalents, end of the period	$153	$36,184	$69,761	$—	$106,098

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(5,868)	$2,185	$3,175	$—	$(508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	5,553	—	5,553
Deferred income tax	90	(2)	(6,857)	—	(6,769)
Amortization of notes receivable	—	—	9,760	—	9,760
Amortization of debt issuance costs	319	—	—	—	319
Amortization of intangible assets	—	—	3,233	—	3,233
Provision for credit losses	—	—	111	—	111
Share-based compensation expense	—	—	2,224	—	2,224
Changes in operating assets and liabilities	8,517	11,799	(58,106)	—	(37,790)

Cash provided by (used in) continuing operations	3,058	13,982	(40,907)	—	(23,867)

Cash flows from Investment activities
Purchase of office facilities	—	—	(7,821)	—	(7,821)

Cash used in investing activities	—	—	(7,821)	—	(7,821)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,990)	—	—	—	(2,990)
Repurchase of Class A non-voting common stock	(1,551)	—	—	—	(1,551)
Tax benefit from share-based compensation	41	—	—	—	41
Other financing activities	—	—	59,400	—	59,400

Cash flow provided by (used in) financing activities	(4,500)	—	59,400	—	54,900

Net increase (decrease) in cash and cash equivalents	(1,442)	13,982	10,672	—	23,212
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$1,113	$25,864	$66,564	$—	$93,541

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of June 30, 2013, the Company provided its services from 94 offices in 26 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, and St. Helier, Isle of Jersey. Client assets administered by the Company as of June 30, 2013 totaled approximately $80.1 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management Inc. (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in commercial mortgage origination and servicing. At June 30, 2013, client assets under management by the asset management groups totaled approximately $22.4 billion. At June 30, 2013, the Company employed 3,562 employees (3,447 full time and 115 part time), of whom approximately 1,402 were financial advisers.

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

During the three months ended June 30, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The U.S. economy continues its recovery (now in its fourth year) propelled by continued accommodative policies by the Federal Reserve and what appears to be better underpinnings to economic activity, partially driven by significantly increased activity and production of oil and gas by the United States. Record low interest rates and purchases of record amounts of government and agency securities through the Federal Reserve’s QE-3 policy provided the liquidity to drive the stock market to record levels during the second quarter of 2013 and continues to provide the underpinnings of a strengthening recovery in the housing sector with improved prices across the U.S. Equity prices became more volatile during the quarter as comments from the Federal Reserve indicated a tapering in purchases under QE-3 and an expectation that such purchases would end by mid-2014. These comments also resulted in a significant move higher in interest rates on longer dated fixed income securities and a corresponding decrease in the price of many such fixed income securities.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 of the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2013, the Company had a valuation adjustment (unrealized loss) of $7.6 million for ARS.

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

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the current investment environment. The Company will continue to nurture the growth of OMHHF as well as its business in non-U.S. markets. The Company completed its move to its new headquarters during the second quarter of 2013 and will begin to benefit from this consolidation of space and the elimination of overlapping lease commitments.

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Increasingly, the various states are imposing their own regulations that make the uniformity of regulation a thing of the past, and make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the recent financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking. Rules adopted in the U.S. and Europe would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. It appears increasingly likely that such a tax will be implemented throughout the European Union. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until January 13, 2012 and is scheduled to become effective on July 21, 2014. It seems likely that additional comments will be permitted surrounding the impact of the Volcker Rule on market liquidity and importantly on the liquidity of issued sovereign debt in Europe and Asia. While it is widely expected that the impact of the Volcker Rule may significantly impact the liquidity in various capital markets, the effect cannot be predicted with any certainty. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. Recent announcements have targeted 8 institutions that will be required to hold significantly more capital against their total assets. There can be no assurance that this list will not grow to include more SIFI institutions. This requirement may have broader implications for the capital markets as capital becomes less available. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI.

Recent revelations concerning the potential manipulation of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected.

The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related there, have created significant costs of compliance and can be expected to continue to do so.

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

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisers. Oppenheimer is continuing to respond to information requests as part of the investigation. The issues and facts surrounding this investigation are largely duplicative of the matter described above. On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that the Company make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Securities Exchange Act of 1934 in relation to its sales of penny stocks on behalf of a former customer of the firm.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the appropriateness of certain compensation earned in trading several issues of municipal bonds by one of its traders in 2008 and 2009. Oppenheimer has responded to document requests and there has been on-the-record testimony by several of its employees, including the trader.

Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisers and their supervisors in relation to the sale of low-priced securities.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of June 30, 2013, the Company purchased and holds approximately $83.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $33.9 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $195.2 million of ARS at June 30, 2013, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Legal Proceedings” herein.

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

Results of Operations

The Company reported net income of $2.8 million or $0.21 per share for the second quarter of 2013 compared with net income of $2.4 million or $0.18 per share for the second quarter of 2012, an increase of 17.6%. Revenue for the second quarter of 2013 was $243.8 million compared with $233.1 million in the second quarter of 2012, an increase of 4.6%.

The Company reported net income of $6.5 million or $0.48 per share for the six months ended June 30, 2013 compared with a net loss of $2.2 million or $(0.16) per share in the same period of 2012. Revenue for the six months ended June 30, 2013 was $483.0, an increase of 2.5% compared to $471.4 million in the same period of 2012.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2013 compared to the same period in 2012:

	For the Three Months Ended		For the Six months Ended
	June 30, 2013		June 30, 2013
(Expressed in thousands)	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$12,011	10.7	$5,957	2.5
Principal transactions, net	(5,928)	(44.0)	(2,766)	(10.6)
Interest	(1,140)	(8.0)	(2,162)	(7.8)
Investment banking	(2,404)	(9.6)	(4,043)	(9.0)
Advisory fees	6,876	12.8	13,519	13.0
Other	1,270	8.9	1,112	3.6

Total revenue	10,685	4.6	11,617	2.5

Expenses
Compensation and related expenses	9,110	6.0	9,668	3.1
Clearing and exchange fees	304	5.1	315	2.6
Communications and technology	690	4.5	416	1.3
Occupancy and equipment costs	(268)	(1.5)	(7,047)	(16.9)
Interest	(1,087)	(13.2)	(3,017)	(17.7)
Other	4,101	14.9	245	0.4

Total expenses	12,850	5.7	580	0.1

Income before income taxes	(2,165)	(27.6)	11,037	817.6
Income tax provision	(1,856)	(41.6)	3,570	192.1

Net income (loss) for the period	(309)	(9.2)	7,467	*
Net income attributable to non-controlling interest, net of tax	(735)	(77.1)	(1,279)	(74.1)

Net income (loss) attributable to Oppenheimer Holdings Inc.	$426	17.6	$8,746	*

*	Not comparable

Second Quarter 2013

Commission revenue was $124.4 million for the second quarter of 2013, an increase of 10.7% compared with $112.4 million for the second quarter of 2012, primarily attributable to higher transaction volumes and continued improvement in the equity markets.

Principal transactions revenue was $7.5 million for the second quarter of 2013, a decrease of 44.0% compared with $13.5 million for the second quarter of 2012. The decrease is primarily due to a $3.0 million reduction in the valuation adjustment related to auction rate securities recorded in the second quarter of 2012 as well as a reduction of trading profits associated with municipal and agency securities in the second quarter of 2013.

Interest revenue was $13.1 million for the second quarter of 2013, a decrease of 8.0% compared with $14.2 million for the second quarter of 2012, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements and government and agency positions.

Investment banking revenue was down 9.6% to $22.6 million for the second quarter of 2013 compared with $25.0 million for the second quarter of 2012. The decrease is primarily attributable to lower fees earned on equity underwritings which declined $4.5 million for the second quarter of 2013.

Advisory fees were $60.6 million for the second quarter of 2013, an increase of 12.8% compared with $53.7 million for the second quarter of 2012, primarily as a result of market appreciation on current assets under management as well as an increase in assets under management (“AUM”) during the first quarter of 2013. AUM increased 11.4% from $20.1 billion to $22.4 billion from March 31, 2012 to March 31 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at end of the prior period.

Other revenue was $15.6 million for the second quarter of 2013, an increase of 8.9% compared to $14.3 million for the second quarter of 2012. The increase is primarily due to gains from loan modifications in our commercial mortgage banking segment.

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $160.0 million during the second quarter of 2013, an increase of 6.0% over the second quarter of 2012. Compensation as a percentage of revenue was 65.6% during the second quarter of 2013 compared to 64.7% during the second quarter of 2012. Higher incentive and deferred compensation and healthcare costs were largely responsible for the increase. Deferred compensation expense was partially offset by increases in the value of assets underlying the deferred compensation plans.

Non-compensation expenses increased to $78.2 million during the second quarter of 2013 from $74.4 million during the same period last year, an increase of $3.8 million or 5.0%, primarily due to an increase in write-offs of mortgage servicing rights related to loan refinancings during the current period.

Year-to-date 2013

Commission revenue was $244.0 million for the six months ended June 30, 2013, an increase of 2.5% compared with $238.1 million for the same period in 2012, primarily attributable to higher transaction volumes and participation by retail investors, as well as continued improvement in the equity markets.

Principal transactions revenue was $23.2 million for the six months ended June 30, 2013, a decrease of 10.6% compared with $26.0 million for the same period in 2012. The decrease is primarily due to a $3.0 million reduction in the valuation adjustment related to auction rate securities recorded in the second quarter of 2012 as well as a reduction of trading profits associated with municipal and agency securities in the second quarter of 2013.

Interest revenue was $25.5 million for the six months ended June 30, 2013, a decrease of 7.8% compared with $27.6 million for the same period in 2012, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements, government and agency positions.

Investment banking revenue was down 9.0% to $41.0 million for the six months ended June 30, 2013 compared with $45.1 million for the six months ended June 30, 2012. The decrease is primarily attributable to lower fees earned on equity underwritings which declined $4.9 million for the first six months of 2013.

Advisory fees were $117.3 million for the six months ended June 30, 2013, an increase of 13.0% compared with $103.8 million for the same period in 2012, primarily as a result of market appreciation on current assets under management as well as an increase in AUM during both the fourth quarter of 2012 and first quarter of 2013. AUM increased 12.4% from $18.6 billion to $20.9 billion from December 31, 2011 to December 31, 2012 and 11.4% from $20.1 billion to $22.4 billion from March 31, 2012 to March 31 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at end of the prior period.

Other revenue was $31.9 million for the six months ended June 30, 2013, and remained relatively flat compared with $30.8 million for the same period in 2012.

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $319.3 million during the six months ended June 30, 2013, an increase of 3.1% over the six months ended June 30, 2012. Compensation as a percentage of revenue was 66.1% during the six month period ended June 30, 2013 compared to 65.7% during the six month period ended June 30, 2012.

Non-compensation expenses decreased to $151.4 million during the 2013 period from $160.5 million during the same period in 2012, a decrease of $9.1 million or 5.7%. A significant driver for the decrease was related to additional costs of $6.3 million incurred in the first quarter of 2012 in connection with the Company’s New York City real estate consolidation in the form of overlapping rent expense, accelerated amortization of fixed and intangible assets, and relocation costs. Also, contributing substantially to the decrease was a $5 million reduction in legal costs during the first quarter of 2013.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(Expressed in thousands)	2013	2012	% Change	2013	2012	% Change
Revenue
Private Client	$143,278	$128,469	11.5	$286,647	$272,732	5.1
Asset Management	22,006	19,992	10.1	42,962	39,036	10.1
Capital Markets	67,904	71,561	(5.1)	133,035	140,890	(5.6)
Commercial Mortgage Banking	9,477	10,934	(13.3)	17,543	18,988	(7.6)
Corporate/Other	1,165	2,189	(46.8)	2,789	(287)	*

	243,830	233,145	4.6	482,976	471,359	2.5

Income (Loss) before income taxes
Private Client	15,698	12,770	22.9	33,025	27,732	19.1
Asset Management	7,402	4,106	80.3	13,945	9,096	53.3
Capital Markets	972	2,660	(63.5)	4,505	1,005	348.4
Commercial Mortgage Banking	2,276	5,000	(54.5)	5,154	8,830	(41.6)
Corporate/Other	(20,674)	(16,697)	(23.8)	(44,242)	(45,313)	2.4

	$5,674	$7,839	(27.6)	$12,387	$1,350	817.6

*	Not comparable

Private Client

Private Client reported revenue of $143.3 million for the second quarter of 2013, 11.5% higher than the second quarter of 2012. Pre-tax income was $15.7 million, an increase of 22.9% compared with the second quarter of 2012, driven by increases in both transactional and fee-based business during the second quarter of 2013 compared with the same period of 2012.

•	Client assets under administration were $80.1 billion at June 30, 2013.

•	Financial Advisor headcount was 1,402 at the end of the quarter, down from 1,435 from the prior year period.

•	Retail commissions were $81.8 million for the quarter, an increase of 8.0% over the prior year quarter.

•

Advisory fee revenue on traditional and alternative managed products was $38.9 million for the second quarter of 2013, an increase of 16.0% over the prior year quarter (see Asset Management below for further information).

•	Money market fee waivers were $7.2 million during the second quarter of 2013 versus $5.9 million during the second quarter of 2012.

Asset Management

Asset Management reported revenue of $22.0 million for the second quarter of 2013, 10.1% higher than the second quarter of 2012. Pre-tax income was $7.4 million, an increase of 80.3% compared with the second quarter of 2012, as a result of increased fees earned on managed products as well as lower legal costs.

•

Advisory fee revenue on traditional and alternative managed products was $19.7 million for the second quarter of 2013, an increase of 10.0% over the prior year quarter. Asset management fees are calculated based on client assets under management (“AUM”) at the end of the prior quarter which totaled $22.4 billion at March 31, 2013 ($20.1 billion at March 31, 2012) and are allocated to the Private Client and Asset Management Divisions.

•

AUM increased 11.9% to $22.5 billion at June 30, 2013, a record for the Company, from $20.1 billion at June 30, 2012, which is the basis for advisory fee billings for the third quarter of 2013. The increase in AUM was comprised of asset appreciation of $1.4 billion and net new assets of $1.0 billion.

Capital Markets

Capital Markets reported revenue of $67.9 million for the second quarter of 2013, 5.1% lower than the second quarter of 2012. Pre-tax income was $972 thousand during the second quarter of 2013 compared with $2.7 million during the second quarter of 2012, due primarily to higher legal costs during the current period.

•	Institutional equities commissions were $26.4 million for the second quarter of 2013, an increase of 1.1% compared with the prior year period.

•	Advisory fees from investment banking activities decreased 34.2% to $8.0 million in the second quarter of 2013.

•	Equity underwriting fees increased $374 thousand to $9.7 million for the second quarter of 2013.

•	Revenue from Taxable Fixed Income increased 1.2% to $21.3 million for the second quarter of 2013.

•	Public Finance and Municipal Trading revenue was down 6.8% to $6.1 million for the second quarter of 2013.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $9.5 million for the second quarter of 2013, 13.3% lower than the second quarter of 2012 as a result of a reduced dollar amount of originated loans and the corresponding net revenue. Pre-tax income was $2.3 million, a decrease of 54.5% compared with the second quarter of 2012, due to a combination of lower origination revenue and an increase in write-offs of mortgage servicing rights related to loan refinancings during the current period.

•	Loan origination fees for the second quarter of 2013 were $2.1 million as the Company originated 18 commercial loans with principal loan balances of $165.9 million.

•	Net servicing revenue for the second quarter of 2013 was $1.2 million compared with $1.0 million for the comparable period in 2012.

•	Principal loan balances related to servicing activities totaled $3.6 billion at June 30, 2013, up 17.7% from June 30, 2012.

•	A gain of $604 thousand was recorded during the second quarter of 2013 related to loan modifications.

Liquidity and Capital Resources

Total assets at June 30, 2013 increased by 2.8% from December 31, 2012. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2013, the Company had $219.8 million of such borrowings outstanding compared to outstanding borrowings of $128.3 million at December 31, 2012. The Company also has some availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse effect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, lenders have reduced and, in some cases, ceased to provide funding on both a secured and unsecured basis to financial service providers. As of June 30, 2013, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months, including Italy, most recently. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of June 30, 2013, the Company purchased and holds approximately $83.3 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis thereafter pursuant to the settlements with the Regulators. In addition, the Company is committed to purchase another $33.9 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 on in ARS in its proprietary trading account as of June 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at June 30, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 that was filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

On March 22, 2013, S&P lowered its rating on the Company and on the Notes to ‘B’ from ‘B+’ with a stable outlook citing recent weak operating results and ongoing legal and litigation costs related to ARS. The downgrade could negatively impact the Company’s business. On June 5, 2013, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes.

Interest expense on the Notes for the three and six months ended June 30, 2013 was $4.3 million and $8.5 million, respectively ($4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2012).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.6 million in forgivable notes to financial advisers (which are inherently illiquid) for the three months ended June 30, 2013 ($4.2 million for the three months ended June 30, 2012) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and available opportunities.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2013, bank call loans were $219.8 million ($128.3 million at December 31, 2012 and $86.9 million at June 30, 2012). The average bank loan outstanding for the three and six months ended June 30, 2013 was $160.7 million and $190.9 million, respectively ($81.1 million and $75.3 million for the three and six months ended June 30, 2012). The largest bank loan outstanding for the three and six months ended June 30, 2013 was $270.0 million and $392.3 million, respectively ($158.6 million for both the three and six months ended June 30, 2012). The average weighted interest rate on bank call loans applicable on June 30, 2013 was 1.24%.

At June 30, 2013, securities loaned balances totaled $234.9 million ($190.4 million at December 31, 2012 and $295.7 million at June 30, 2012). The average daily securities loan balance for the three and six months ended June 30, 2013 was $226.4 million and $210.3 million, respectively ($322.8 million and $332.8 million for the three and six months ended June 30, 2012, respectively). The largest stock loan balance for the three and six months ended June 30, 2013 was $273.2 million and $273.2 million, respectively ($386.3 million and $400.5 million for the three and six months ended June 30, 2012, respectively).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

At June 30, 2013, the gross balances of reverse repurchase agreements and repurchase agreements were $3.5 billion and $4.0 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2013 was $3.8 billion and $4.3 billion, respectively ($6.4 billion and $7.1 billion, respectively, for the three months ended June 30, 2012). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2013 was $7.1 billion and $7.7 billion, respectively ($8.3 billion and $9.0 billion, respectively, for the three months ended June 30, 2012).

At June 30, 2013, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended June 30, 2013 was $nil. At June 30, 2013, the gross leverage ratio was 5.4.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At June 30, 2013, OMHHF had $12.0 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2013 was $149,200 and $291,300, respectively ($158,000 and $401,000, respectively, for the three and six months ended June 30, 2012). OMHHF also receives funding from its immediate parent company.

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

Funding Risk

	For the six months ended June 30,
(Expressed in thousands)	2013	2012
Cash used in operating activities	$(105,097)	$(23,867)
Cash used in investing activities	(11,659)	(7,821)
Cash provided by financing activities	88,298	54,900

Net increase (decrease) in cash and cash equivalents	$(29,268)	$23,212

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting “Forward-Looking Statements””).

Other Matters

During the second quarter of 2013, the Company repurchased 11,535 shares of Class A Stock for a total consideration of $208,000.

On May 24, 2013, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On July 26, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 23, 2013 to stockholders of record on August 9, 2013.

The book value of the Company’s Class A and Class B Stock was $37.29 at June 30, 2013 compared to $37.52 at June 30, 2012, based on total outstanding shares of 13,596,463 and 13,588,842, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2013 was 14,068,368 compared to 14,009,645 outstanding for the same period in 2012.

Off-Balance Sheet Arrangements

Information concerning the Company’s off-balance sheet arrangements is included in note 5 to the condensed consolidated financial statements appearing in Item 1 herein.

Contractual and Contingent Obligations

The Company had contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in April 2013. The amount due of $25.0 million which is in dispute and is the subject of a breach of contract action filed by the Company has been placed in escrow pending the outcome of the dispute. On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of the Notes issued in the amount of $200.0 million. See note 7 to the condensed consolidated financial statements appearing in Item 1 herein.

The following table sets forth the Company’s contractual and contingent commitments as of June 30, 2013:

(Expressed in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals(1)	$311	$21	$76	$59	$155
Committed capital	5	5
Earn-out(2)	25	25
Senior Secured Notes(3)	199	4			195
ARS purchase offers(4)	34	13	21

Total	$574	$68	$97	$59	$350

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table above.
(2)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings against CIBC.
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5.0 million of such Notes in November 2011.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

During the three months ended June 30, 2013, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $126 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made five offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and October 22, 2012. The Company commenced a sixth offer to purchase on March 21, 2013 which expired on June 4, 2013. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis pursuant to the settlements with the Regulators. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of June 30, 2013, the Company had purchased and holds approximately $83.3 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of June 30, 2013, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon (the “ARS Losses”); (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the “Loan Cost Excess”) and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor’s claim for consequential damages against Oppenheimer related to the investor’s inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of Items (1) through (3) will take effect.

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

Reference is made to the Order between the MSD and Oppenheimer et al, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.24 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011 and 2012 and the quarters ended March 31 and June 30, 2013 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010, 2011 and 2012 for additional details of the agreements with the MSD. Reference is also made to the AOD between the NYAG and Oppenheimer, described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached as Exhibit 10.22 thereto, as well as the disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010, September 30, 2010, 2011, and 2012 and the quarters ended March 31 and June 30, 2013 and in the Company’s Annual Reports on Form 10-K for the year ended December 31, 2010, 2011 and 2012, for additional details of the agreements with the NYAG.

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

On March 11, 2013, OAM and its affiliate, Oppenheimer Alternative Investment Management, LLC (“OAIM”), without admitting or denying the findings, consented to the issuance of an administrative order (the “OAM Order”) with the SEC. Also on March 11, 2013, OAM entered into an Assurance of Discontinuance (“AOD”) with the MA AG based on the same conduct that was the subject of the OAM Order. The OAM Order and the AOD concerned misrepresentations and omissions to investors and prospective investors about the asset value of one of the assets in a fund of private equity funds. The OAM Order and the AOD found that while the written policies and procedures of OAM and OAIM required the compliance department to review and approve marketing materials, those procedures did not require a review of portfolio manager valuations and accordingly were not reasonably designed to ensure that valuations were determined in a manner consistent with written representations to investors. The SEC found that OAM and OAIM willfully violated, and were censured and ordered to cease and desist from future violations of, Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”) and Section 206(4)-7 and Section 206(4)-8 of the Investment Advisers Act of 1940 (the “Advisers Act”) and Rules 206(4)-7 and 206(4)-8 thereunder. The MA AG found that OAM and OAIM violated M.G.L.c. 93A. The OAM Order and the AOD further provide that OAM and OAIM pay a total of $2,269,098 in disgorgement to investors who invested in the fund between October 2009 through June 2010, pay a civil penalty of $617,579 to the SEC, pay a penalty of $132,421 to the Commonwealth of Massachusetts, and retain an independent consultant to conduct a review of their valuation policies and procedures. As of June 30, 2013, the disgorgement amount and the civil penalty due to the SEC were paid in full (with payment to the MA AG made in July 2013)

On February 24, 2012, Oppenheimer and OAM received notice from the United States Attorney’s Office for Massachusetts (Boston) that it intends to seek information from Oppenheimer and OAM regarding the foregoing matters. Neither Oppenheimer nor OAM has received any further notice from this office.

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

In connection with the U.S. Airways matter, on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. At the same time, Oppenheimer filed its answer denying any liability to U.S. Airways. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. To the extent there has been a determination by an arbitration panel that U.S. Airways has been harmed, Oppenheimer’s third party statement of claim against DBSI alleges that DBSI is liable to U.S. Airways because of its role in the process of creating, marketing and procuring ratings for certain auction rate credit-linked notes purchased by U.S. Airways. No date has yet been set for the arbitration with DBSI. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration. Oppenheimer filed its opposition to the DBSI motion to stay on February 25, 2011. On May 25, 2011, the arbitration panel granted DBSI’s motion to stay the DBSI arbitration. On June 10, 2011, Oppenheimer filed a motion for reconsideration of the arbitration panel’s decision to stay the arbitration which motion for reconsideration was denied on July 14, 2011. As a result of the award in favor of U.S. Airways, Oppenheimer took steps to lift the stay of the arbitration and to prosecute its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount paid to U.S. Airways pursuant to the order described above plus all associated costs. No date yet has been set for the commencement of the arbitration. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to U.S. Airways.

In addition to the ARS case discussed above, as of June 30, 2013, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately six arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $65,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of June 30, 2013, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.6 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue. In addition to Oppenheimer, the complaint names as defendants nine individuals alleging they were members of the board of directors of Oppenheimer & Co. Inc. during the time period at issue. In fact, for the time period alleged, six of these individuals were not members of such board. The complaint was subsequently amended to name three individuals including the Chairman and Chief Executive Officer, who is the only individual who has been served, who were directors of Oppenheimer & Co. Inc. at the time of the events in question. The complaint alleges causes of action for negligence, breach of fiduciary duty and trespass to chattel and/or conversion and seeks actual damages of $102 million, punitive damages, interest and costs, including attorneys’ fees. On January 18, 2011 and March 28, 2011, motions to dismiss the complaint were filed on behalf of Oppenheimer and the Chairman and Chief Executive Officer, respectively. On June 17, 2011, the motion to dismiss Oppenheimer was deferred and the motion to dismiss the Chairman and Chief Executive Officer was granted in its entirety. The motion to dismiss the Receiver’s action against Oppenheimer, which was refiled in state court after remand from the Federal court, was denied on August 2, 2011. On September 7, 2012, the court entered a scheduling order requiring that all discovery be completed by December 4, 2013. Discovery is ongoing. On October 1, 2012, a 13-count indictment was unsealed in the United States District Court for the Southern District of New York charging three individuals, including a former registered representative of Oppenheimer, with conspiracy to commit wire fraud in connection with Park Avenue’s acquisition of Providence. Oppenheimer is not named in the indictment, and there are no indications that it is a target of any investigation. Oppenheimer believes it has meritorious defenses to the claims raised in the Oklahoma proceedings and intends to defend against these claims vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. discussed above. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including seeking dismissal of the claims against it.

On March 15, 2013, the Company filed in the Supreme Court of the State of New York a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s 2008 acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proved at trial. As part of the transaction, the parties provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. CIBC has filed a motion to dismiss portions of the Company’s claims. The motion to dismiss remains pending before the court. On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association, seeking an award of the $25.0 million deferred purchase price, along with interest and costs. The Company believes it has meritorious defenses to the claims raised and intends to defend against the claim vigorously.

Item 1A.	Risk Factors

During the three months ended June 30, 2013, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	In the three months ended June 30, 2013, the Company purchased and cancelled 11,535 shares of Class A Stock for total consideration of $208,000 ($18.03 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2013	—	$—	—	560,100
May 2013	—	$—	—	560,100
June 2013	11,535	$18.03	11,535	548,565
Total	11,535	$18.03	11,535	548,565

Item 6.	Exhibits

(d) Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 2nd day of August, 2013.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer (Principal Financial and Accounting Officer)