Form 10-Q
period 2013-09-30
OPPENHEIMER HOLDINGS INC
filed 2013-11-01
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2013 was 13,412,897 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$105,357	$135,366
Cash and securities segregated for regulatory and other purposes	36,569	33,000
Deposits with clearing organizations	25,054	25,954
Receivable from brokers, dealers and clearing organizations	395,507	479,699
Receivable from customers, net of allowance for credit losses of $2,434 ($2,256 in 2012)	873,433	817,941
Income tax receivable	6,152	451
Securities owned, including amounts pledged of $805,399 ($569,995 in 2012), at fair value	1,082,469	759,742
Notes receivable, net	43,113	47,324
Office facilities, net	33,540	28,332
Deferred tax assets, net	2,478	16,340
Intangible assets, net	31,700	31,700
Goodwill	137,889	137,889
Other assets	223,387	164,282

Total assets	$2,996,648	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$36,165	$56,586
Bank call loans	94,800	128,300
Payable to brokers, dealers and clearing organizations	265,943	204,218
Payable to customers	690,911	692,378
Securities sold under agreements to repurchase	630,853	392,391
Securities sold, but not yet purchased, at fair value	243,065	173,450
Accrued compensation	133,197	150,434
Accounts payable and other liabilities	191,441	180,262
Senior secured notes	195,000	195,000

Total liabilities	2,481,375	2,173,019

Commitments and contingencies (Note 9)
Stockholders’ equity
Share capital
Class A non-voting common stock (2013 – 13,442,759 shares issued and outstanding; 2012 – 13,508,318 shares issued and outstanding)	61,311	62,048
Class B voting common stock (99,680 shares issued and outstanding)	133	133

	61,444	62,181
Contributed capital	41,111	39,231
Retained earnings	406,375	399,121
Accumulated other comprehensive income	1,363	207

Total Oppenheimer Holdings Inc. stockholders’ equity	510,293	500,740
Non-controlling interest	4,980	4,261

Total stockholders’ equity	515,273	505,001

Total liabilities and stockholders’ equity	$2,996,648	$2,678,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2013	2012	2013	2012
REVENUE
Commissions	$120,252	$113,424	$364,272	$351,487
Principal transactions, net	10,347	14,372	33,596	40,387
Interest	14,439	14,823	39,916	42,462
Investment banking	21,362	21,589	62,377	66,647
Advisory fees	60,117	53,015	177,417	156,796
Other	16,859	14,615	48,774	45,418

Total revenue	243,376	231,838	726,352	703,197

EXPENSES
Compensation and related expenses	161,081	151,969	480,296	461,516
Clearing and exchange fees	6,099	6,026	18,434	18,046
Communications and technology	16,999	15,880	48,881	47,346
Occupancy and equipment costs	16,405	17,526	51,111	59,279
Interest	6,164	8,842	20,169	25,864
Other	28,465	26,337	86,911	84,538

Total expenses	235,213	226,580	705,802	696,589

Income before income taxes	8,163	5,258	20,550	6,608
Income tax provision	2,655	2,234	8,083	4,092

Net income for the period	5,508	3,024	12,467	2,516
Less net income attributable to non-controlling interest, net of tax	271	702	719	2,429

Net income attributable to Oppenheimer Holdings Inc.	$5,237	$2,322	$11,748	$87

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.38	$0.17	$0.86	$0.01
Diluted	$0.37	$0.16	$0.83	$0.01
Dividends declared per share	$0.11	$0.11	$0.33	$0.33
Weighted average shares
Basic	13,604,276	13,610,991	13,606,527	13,599,431
Diluted	14,171,802	14,161,257	14,110,131	13,937,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Expressed in thousands)	2013	2012	2013	2012
Net income for the period	$5,508	$3,024	$12,467	$2,516
Other comprehensive income (loss) (1)
Currency translation adjustment	656	180	1,156	(474)

Comprehensive income for the period	6,164	3,204	13,623	2,042
Net income attributable to non-controlling interests, net of tax	271	702	719	2,429

Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$5,893	$2,502	$12,904	$(387)

(1)	Other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to non-controlling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2013	2012
Cash flows from operating activities
Net income for the period	$12,467	$2,516
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	7,434	8,019
Deferred income taxes	13,862	(8,317)
Amortization of notes receivable	14,086	14,679
Amortization of debt issuance costs	479	479
Amortization of intangible assets	—	3,244
Provision for (reversal of) credit losses	178	(308)
Share-based compensation	3,966	3,030
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(3,569)	944
Deposits with clearing organizations	900	(33,103)
Receivable from brokers, dealers and clearing organizations	84,192	(73,476)
Receivable from customers	(55,670)	52,954
Income tax receivable	(5,701)	646
Securities purchased under agreements to resell	—	837,513
Securities owned	(322,727)	(117,049)
Notes receivable	(9,875)	(9,967)
Other assets	(58,428)	51,965
Increase (decrease) in operating liabilities:
Drafts payable	(20,421)	(14,667)
Payable to brokers, dealers and clearing organizations	61,725	(83,915)
Payable to customers	(1,467)	70,690
Securities sold under agreements to repurchase	238,462	(730,066)
Securities sold, but not yet purchased	69,615	33,120
Accrued compensation	(17,340)	(19,675)
Accounts payable and other liabilities	10,780	(14,719)

Cash provided by (used in) operating activities	22,948	(25,463)

Cash flows from investing activities
Purchase of office facilities	(12,642)	(12,390)

Cash used in investing activities	(12,642)	(12,390)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,494)	(4,489)
Issuance of Class A non-voting common stock	85	—
Repurchase of Class A non-voting common stock for cancellation	(2,314)	(1,766)
Tax deficiency from share-based awards	(92)	(137)
(Decrease) increase in bank call loans, net	(33,500)	67,100

Cash (used in) provided by financing activities	(40,315)	60,708

Net (decrease) increase in cash and cash equivalents	(30,009)	22,855
Cash and cash equivalents, beginning of period	135,366	70,329

Cash and cash equivalents, end of period	$105,357	$93,184

Schedule of non-cash financing activities
Employee share plan issuance	$1,492	$1,322
Acquisition of shares of Oppenheimer Multifamily Housing & Healthcare Finance, Inc.	$—	$(3,000)
Supplemental disclosure of cash flow information
Cash paid during the periods for interest	$14,993	$24,237
Cash paid during the periods for income taxes, net of refunds	$4,446	$10,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2013	2012
Share capital
Balance at beginning of period	$62,181	$62,726
Issuance of Class A non-voting common stock	1,577	1,322
Repurchase of Class A non-voting common stock for cancellation	(2,314)	(1,766)

Balance at end of period	61,444	62,282

Contributed capital
Balance at beginning of period	39,231	36,832
Tax deficiency from share-based awards	(92)	(137)
Share-based expense	3,863	2,964
Vested employee share plan awards	(1,891)	(1,316)
Acquisition of non-controlling interest	—	834

Balance at end of period	41,111	39,177

Retained earnings
Balance at beginning of period	399,121	408,720
Net income for the period attributable to Oppenheimer Holdings Inc.	11,748	87
Dividends paid ($0.33 per share in 2013 and 2012)	(4,494)	(4,489)

Balance at end of period	406,375	404,318

Accumulated other comprehensive income (loss)
Balance at beginning of period	207	(208)
Currency translation adjustment	1,156	(474)

Balance at end of period	1,363	(682)

Stockholders’ equity of Oppenheimer Holdings Inc.	510,293	505,095

Non-controlling interest
Balance at beginning of period	4,261	5,333
Net income attributable to non-controlling interest, net of tax	719	2,429
Acquisition of non-controlling interest	—	(3,834)

Balance at end of period	4,980	3,928

Total stockholders’ equity	$515,273	$509,023

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

Oppenheimer provides its services from 96 offices in 25 states located throughout the United States and in 5 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUYandHOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The accompanying December 31, 2012 condensed consolidated statement of balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any future interim or annual period.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of September 30, 2013, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $5.0 million.

2. New accounting pronouncements

Recently Adopted

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount, the impairment needs to be assessed. The ASU is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for indefinite-lived intangible assets impairment.

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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU provides guidance that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2013. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

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

Earnings per share has been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)

	For the Three months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average number of shares outstanding	13,604,276	13,610,991	13,606,527	13,599,431
Net dilutive effect of warrant, treasury method (1)	—	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	567,526	550,266	503,604	337,585

Diluted weighted average number of shares outstanding	14,171,802	14,161,257	14,110,131	13,937,016

Net income for the period	$5,508	$3,024	$12,467	$2,516
Net income attributable to non-controlling interest, net of tax	271	702	719	2,429

Net income attributable to Oppenheimer Holdings Inc.	$5,237	$2,322	$11,748	$87

Basic earnings per share	$0.38	$0.17	$0.86	$0.01
Diluted earnings per share	$0.37	$0.16	$0.83	$0.01

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp. (“CIBC”), the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expired on April 13, 2013. For the three and nine months ended September 30, 2012, the effect of the warrants was anti-dilutive.
(2)	For both the three and nine months ended September 30, 2013, the diluted earnings per share computation does not include the anti-dilutive effect of 57,573 shares of Class A Stock granted under share-based compensation arrangements (1,059,638 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) for the three and nine months ended September 30, 2012).

4. Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)

	September 30, 2013	December 31, 2012
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$299,037	$365,642
Receivable from brokers	44,222	41,091
Securities failed to deliver	33,649	10,031
Clearing organizations	100	399
Omnibus accounts	17,524	28,212
Other	975	34,324

	$395,507	$479,699

Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$251,751	$190,387
Securities failed to receive	12,774	11,315
Clearing organizations and other	1,418	2,516

	$265,943	$204,218

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

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)

	September 30, 2013		December 31, 2012
	Owned	Sold	Owned	Sold
U.S. Government, agency & sovereign obligations	$805,586	$169,795	$525,255	$131,930
Corporate debt and other obligations	29,622	12,115	14,428	1,858
Mortgage and other asset-backed securities	3,626	4	2,920	18
Municipal obligations	77,421	629	59,010	467
Convertible bonds	46,870	19,618	49,130	8,868
Corporate equities	50,740	40,663	43,708	29,884
Other	68,604	241	65,291	425

Total	$1,082,469	$243,065	$759,742	$173,450

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2013 are corporate equities with estimated fair values of approximately $14.1 million ($14.0 million at December 31, 2012), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet. As of September 30, 2013, the Company did not have any exposure to European sovereign debt.

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

Other

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD”) concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of Auction Rate Securities (“ARS”). Pursuant to those settlements and legal settlements, as of September 30, 2013, the Company purchased and holds approximately $85.9 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements, continue on a periodic basis pursuant to the settlements. In addition, the Company is committed to purchase another $36.2 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of September 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

(Expressed in thousands)

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2013
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities(1)	$122,132	$7,917	$114,215	Discounted Cash Flow	Discount Rate	1.10% to 3.21%	1.59%
					Duration	4 to 7 Years	4.4 Years
					Current Yield(2)	0.12% to 1.29%	0.27%

(1)	Includes ARS owned by the Company of $85.9 million included in the condensed consolidated balance sheet at September 30, 2013 as well as additional commitments to purchase ARS from clients of $36.2 million which is disclosed in these notes to the condensed consolidated financial statements.
(2)	Based on current auctions in comparable securities that have not failed.

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

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2013, the Company had a valuation adjustment (unrealized loss) of $7.9 million for ARS which is included in principal transactions on the condensed consolidated statements of operations.

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

The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2013:

(Expressed in thousands)

	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,777	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,662	802	N/A	N/A

	$5,439	$802

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature these funds, investors are not permitted to make withdrawals without consent of the general partner.

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

As described below in “Credit Concentrations”, the Company participates in loan syndications and operates as an underwriting agent in leveraged financing transactions where it utilizes a warehouse facility provided by a commercial bank to extend financing commitments to third-party borrowers identified by the Company. The Company uses broker quotations on loans trading in the secondary market as a proxy to determine the fair value of the underlying loan commitment which is categorized in Level 3 of the fair value hierarchy. The Company also purchases and sells loans in its proprietary trading book. The Company uses broker quotations to determine the fair value of loan positions held which are categorized in Level 2 of the fair value hierarchy.

The Company from time to time enters into securities financing transactions that mature on the same date as the underlying collateral (referred to as “repo-to-maturity” transactions). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward reverse repurchase commitment. The forward repurchase and reverse repurchase commitments are valued based on the spread between the market value of the government security and the underlying collateral and are categorized in Level 2 of the fair value hierarchy. As of September 30, 2013, the Company did not have any repo-to-maturity transactions.

Fair Value Measurements

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013

(Expressed in thousands)

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$48,476	$—	$—	$48,476
Securities segregated for regulatory and other purposes	11,500	—	—	11,500
Deposits with clearing organizations	9,094	—	—	9,094
Securities owned
U.S Treasury securities	774,540	—	—	774,540
U.S. Agency securities	11,675	17,558	—	29,233
Sovereign obligations	—	1,813	—	1,813
Corporate debt and other obligations	—	29,622	—	29,622
Mortgage and other asset-backed securities	—	3,626	—	3,626
Municipal obligations	—	63,919	13,502	77,421
Convertible bonds	—	46,870	—	46,870
Corporate equities	50,740	—	—	50,740
Other	1,439	—	67,165	68,604

Securities owned, at fair value	838,394	163,408	80,667	1,082,469
Investments (1)	10,636	44,732	6,126	61,494
TBAs	—	3,403	—	3,403

Total	$918,100	$211,543	$86,793	$1,216,436

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$164,770	$—	$—	$164,770
U.S. Agency securities	4,999	26	—	5,025
Sovereign obligations	—	—	—	—
Corporate debt and other obligations	—	12,115	—	12,115
Mortgage and other asset-backed securities	—	4	—	4
Municipal obligations	—	629	—	629
Convertible bonds	—	19,618	—	19,618
Corporate equities	40,663	—	—	40,663
Other	241	—	—	241

Securities sold, but not yet purchased at fair value	210,673	32,392	—	243,065
Investments	408	—	—	408
Derivative contracts	771	204	2,412	3,387
TBAs	—	536	—	536

Total	$211,852	$33,132	$2,412	$247,396

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012

(Expressed in thousands)

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58,945	$—	$—	$58,945
Securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned
U.S Treasury securities	497,546	—	—	497,546
U.S. Agency securities	—	27,690	—	27,690
Sovereign obligations	—	19	—	19
Corporate debt and other obligations	2,459	11,969	—	14,428
Mortgage and other asset-backed securities	—	2,880	40	2,920
Municipal obligations	—	49,616	9,394	59,010
Convertible bonds	—	49,130	—	49,130
Corporate equities	31,958	11,750	—	43,708
Other	2,328	—	62,963	65,291

Securities owned, at fair value	534,291	153,054	72,397	759,742
Investments (1)	10,477	37,088	12,954	60,519
TBAs	—	3,188	—	3,188

	$624,307	$193,330	$85,351	$902,988

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$131,899	$—	$—	$131,899
U.S. Agency securities	—	31	—	31
Corporate debt and other obligations	—	1,858	—	1,858
Mortgage and other asset-backed securities	—	18	—	18
Municipal obligations	—	467	—	467
Convertible bonds	—	8,868	—	8,868
Corporate equities	20,946	8,938	—	29,884
Other	325	—	100	425

Securities sold, but not yet purchased at fair value	153,170	20,180	100	173,450
Investments	258	—	—	258
Derivative contracts	286	124	2,647	3,057
TBAs	—	175	—	175

	$153,714	$20,479	$2,747	$176,940

(1)	Included in other assets on the condensed consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three and nine months ended September 30, 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013 and 2012:

(Expressed in thousands)

	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2013
	Beginning Balance	Total Realized and Unrealized Gains (Losses)(5)(6)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$67	$—	$—	$(8)	$(59)	$—
Municipals (2)	11,569	(192)	2,275	(150)	—	13,502
Other (3)	66,743	(53)	475	—	—	67,165
Investments (4)	12,974	(413)	1,000	(7,435)	—	6,126
Liabilities
Other (3)	—	—	—	—	—	—
Derivative contracts	2,329	(83)	—	—	—	2,412

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Includes municipal auction rate securities.
(3)	Represents auction rate preferred securities and student loan auction rate securities that failed in the auction rate market.
(4)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)

	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2012
	Beginning Balance	Total Realized and Unrealized Gains (Losses)(5)(6)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$12	$3	$11	$—	$—	$26
Municipals (2)	10,120	(13)	655	(90)	—	10,672
Other (3)	64,644	410	5,950	(4,625)	—	66,379
Investments (4)	12,760	(41)	231	(145)	—	12,805
Liabilities
Derivative contracts	2,334	81	—	—	—	2,253

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Includes municipal auction rate securities.
(3)	Represents auction rate preferred securities and student loan auction rate securities that failed in the auction rate market.
(4)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012:

(Expressed in thousands)

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2013
	Beginning Balance	Total Realized and Unrealized Gains (Losses)(5)(6)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$—	$—	$(8)	$(32)	$—
Municipals (2)	9,394	733	3,725	(350)	—	13,502
Other (3)	62,963	(1,173)	9,450	(4,075)	—	67,165
Investments (4)	12,954	210	1,000	(8,038)	—	6,126
Liabilities
Other (3)	100	—	100	—	—	—
Derivative contracts	2,647	235	—	—	—	2,412

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Includes municipal auction rate securities.
(3)	Represents auction rate preferred securities and student loan auction rate securities that failed in the auction rate market.
(4)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2012
	Beginning Balance	Total Realized and Unrealized Gains (Losses)(5)(6)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance
Assets
Mortgage and other asset-backed securities (1)	$16	$(3)	$95	$(80)	$(2)	$26
Municipals (2)	3,562	(510)	9,960	(2,340)	—	10,672
Other (3)	65,001	(351)	20,675	(18,946)	—	66,379
Investments (4)	12,482	396	358	(442)	11	12,805
Liabilities
Other (3)	50	—	50	—	—	—
Derivative contracts	2,347	94	—	—	—	2,253

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Includes municipal auction rate securities.
(3)	Represents auction rate preferred securities and student loan auction rate securities that failed in the auction rate market.
(4)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(5)	Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheet. The table below excludes non-financial assets and liabilities (e.g., office facilities and accrued compensation).

The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short period of time between their origination and expected maturity. The fair value of the Company’s 8.75% Senior Secured Notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.

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

Assets and liabilities not measured at fair value on a recurring basis as of September 30, 2013

(Expressed in thousands)

			Fair Value Measurement: Assets
	As of September 30, 2013		As of September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$56,881	$56,881	$56,881	$—	$—	$56,881
Cash segregated for regulatory and other purposes	25,069	25,069	25,069	—	—	25,069
Deposits with clearing organization	15,960	15,960	15,960	—	—	15,960
Receivable from brokers and clearing organizations
Deposits paid for securities borrowed	299,037	299,037	—	299,037	—	299,037
Receivables from brokers	44,222	44,222	—	44,222	—	44,222
Securities failed to deliver	33,649	33,649	—	33,649	—	33,649
Clearing organizations	100	100	—	100	—	100
Omnibus accounts	17,524	17,524	—	17,524	—	17,524
Other	975	975	—	975	—	975

	395,507	395,507	—	395,507	—	395,507
Receivable from customers	873,433	873,433	—	873,433	—	873,433
Notes receivable	43,113	43,113	—	—	43,113	43,113
Other assets
Mortgage servicing rights (MSRs)	28,121	38,453	—	—	38,453	38,453
Mortgage receivable (1)	65,757	65,757	—	65,757	—	65,757
Escrow deposit (2)	25,000	25,000	25,000	—	—	25,000

(1)	Mortgage receivable balance represents loan amounts outstanding after funding but prior to Government National Mortgage Association (“GNMA”) securitization. Amount funded by warehouse facility (warehouse payable) is included in accounts payable and other liabilities on condensed consolidated balance sheet (see note 4 below). Residual amount between asset and liability is funded with internally generated funds.
(2)	Represent escrow monies deposited with commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on condensed consolidated balance sheet (see note 4 below).

(Expressed in thousands)

			Fair Value Measurement: Liabilities
	As of September 30, 2013		As of September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$36,165	$36,165	$36,165	$—	$—	$36,165
Bank call loans	94,800	94,800	94,800	—	—	94,800
Payables to brokers and clearing organizations
Deposits received for securities loaned	251,751	251,751	—	251,751	—	251,751
Securities failed to receive	12,774	12,774	—	12,774	—	12,774
Clearing organizations and other	1,418	1,418	—	1,418	—	1,418

	265,943	265,943	—	265,943	—	265,943
Payables to customers	690,911	690,911	—	690,911	—	690,911
Securities sold under agreements to repurchase	630,853	630,853	—	630,853	—	630,853
Accounts payable and other liabilities
Warehouse payable (3)	49,137	49,137	—	49,137	—	49,137
Payable to third party (4)	25,000	25,000	25,000	—	—	25,000
Senior secured notes	195,000	208,529	—	208,529	—	208,529

(3)	Warehouse payable represents loans outstanding under warehouse facility provided by commercial bank but prior to GNMA securitization. Used to fund mortgage receivable in other assets on condensed consolidated balance sheet (see note 1 above).
(4)	Corresponds with escrow deposit in other assets on condensed consolidated balance sheet (see note 2 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2013 or December 31, 2012.

The Company also elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

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

On January 20, 2009, the Company entered into an interest rate cap contract, incorporating a series of purchased caplets with fixed maturity dates ending December 31, 2012, to hedge the interest payments associated with its floating rate Subordinated Note, which was subject to change due to changes in 3-Month LIBOR. With the repayment of the Subordinated Note in the second quarter of 2011, this cap was no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012. The Company recorded $nil in interest expense with respect to the interest rate cap for both the three and nine months ended September 30, 2012. At September 30, 2013, there was no cash flow hedges used for asset and liability management.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At September 30, 2013, there were no forward or option contracts outstanding.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At September 30, 2013, the Company had 468 open short contracts for 10-year U.S. Treasury notes with a fair value of $771,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At September 30, 2013, the Company had 1,184 open contracts for Federal Funds futures with a fair value of approximately $180,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

The notional amounts and fair values of the Company’s derivatives at September 30, 2013 and December 31, 2012 by product were as follows:

(Expressed in thousands)

	Fair Value of Derivative Instruments at September 30, 2013
	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$73,600	$771
	Federal Funds Futures (2)	5,920,000	180
	Euro Dollars Futures (2)	105,000	24
Other contracts	ARS purchase commitments (3)	36,197	2,412

		$6,134,797	$3,387

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

(Expressed in thousands)

	Fair Value of Derivative Instruments at December 31, 2012
	Description	Notional	Fair Value
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	U.S. Treasury Futures (2)	$56,000	$286
	Federal Funds Futures (2)	6,070,000	120
	Euro Dollars Futures (2)	15,000	4
Other contracts	ARS purchase commitments (3)	38,343	2,647

		$6,179,343	$3,057

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the three months ended September 30, 2013 and 2012:

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended September 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	$(356)
	Federal Funds Futures	Principal transaction revenue	(235)
	Euro Dollars Futures	Principal transaction revenue	(36)
Other contracts	ARS purchase commitment	Principal transaction revenue	83

			$(544)

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended September 30, 2012
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Interest rate contracts	Caps (1)	N/A	$—
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	(395)
	Federal Funds Futures	Principal transaction revenue	(334)
	Euro Dollars Futures	Principal transaction revenue	18
Other contracts	ARS purchase commitment	Principal transaction revenue	81

			$(630)

(1)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note due 2014 ($100.0 million). With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statement of operations for the nine months ended September 30, 2013 and 2012:

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations
	For the Nine Months Ended September 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	$446
	Federal Funds Futures	Principal transaction revenue	(287)
	Euro Dollars Futures	Principal transaction revenue	35
Other contracts	ARS purchase commitment	Principal transaction revenue	(235)

			$(41)

(Expressed in thousands)

	The Effect of Derivative Instruments on the Statement of Operations
	For the Nine Months Ended September 30, 2012
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Interest rate contracts	Caps (1)	N/A	$(12)
Commodity contracts	U.S. Treasury Futures	Principal transaction revenue	(1,032)
	Federal Funds Futures	Principal transaction revenue	(74)
	Euro Dollars Futures	Principal transaction revenue	(9)
Other contracts	ARS purchase commitment	Principal transaction revenue	94

			$(1,033)

(1)	As noted above in “Cash flow hedges used for asset and liability management”, interest rate caps are used to hedge interest rate risk associated with the Subordinated Note due 2014 ($100.0 million). With the repayment of the Subordinated Note in the second quarter of 2011, this cap is no longer designated as a cash flow hedge. The cap expired worthless on December 31, 2012.

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

The following table summarizes the notional and fair values of the TBAs as of September 30, 2013 and December 31, 2012:

(Expressed in thousands)

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Sale of TBAs (1)	$381,124	$3,403	$449,065	$3,188
Purchase of TBAs	$42,709	$536	$117,573	$175
Funding Commitments	266,273		304,390

	$308,982		$421,963

(1)	TBAs are used to offset exposures related to commitments to provide funding for Federal Housing Administration (“FHA”) loans at OMHHF. At September 30, 2013, the loan commitments balance was $266.3 million ($304.4 million at December 31, 2012). In addition, at September 30, 2013, OMHHF had a loan receivable balance (included in other assets in the condensed consolidated balance sheet) of $65.8 million ($22.9 million at December 31, 2012) which relates to prior loan commitments that have been funded but have not yet been securitized. The “when issued” securitizations of these loans have been sold to market counterparties.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2013, bank call loans were $94.8 million ($128.3 million at December 31, 2012).

At September 30, 2013, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $132.5 million and $225.1 million, respectively, with commercial banks. At September 30, 2013, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $206.0 million under securities loan agreements.

At September 30, 2013, the Company had deposited $335.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At September 30, 2013, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2013 and December 31, 2012:

As of September 30, 2013

(Expressed in thousands)

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$2,568,939	$2,568,939	$—	$—	$—	$—
Securities borrowed (1)	299,037	—	299,037	(299,037)	—	—

Total	$2,867,976	$2,568,939	$299,037	$(299,037)	$—	$—

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$3,199,792	$2,568,939	$630,853	$(630,853)	$—	$—
Securities loaned (2)	251,751	—	251,751	(251,751)	—	—

Total	$3,451,543	$2,568,939	$882,604	$(882,604)	$—	$—

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2012

(Expressed in thousands)

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$1,160,239	$1,160,239	$—	$—	$—	$—
Securities borrowed (1)	365,642	—	365,642	(365,642)	—	—

Total	$1,525,881	$1,160,239	$365,642	$(365,642)	$—	$—

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,552,630	$1,160,239	$392,391	$(392,391)	$—	$—
Securities loaned (2)	190,387	—	190,387	(190,387)	—	—

Total	$1,743,017	$1,160,239	$582,778	$(582,778)	$—	$—

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements was $nil and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2013, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $289.7 million ($354.0 million at December 31, 2012) and $2.6 billion ($1.2 billion at December 31, 2012), respectively, of which the Company has sold and re-pledged approximately $34.8 million ($14.3 million at December 31, 2012) under securities loaned transactions and $2.6 billion under repurchase agreements ($1.2 billion at December 31, 2012).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $805.4 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2013 ($570.0 million at December 31, 2012). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $133.9 million at September 30, 2013 ($159.4 million at December 31, 2012).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. On September 26, 2013, the first interim distribution in the amount of $9.5 million was received by the trust and distributed to its members. As of September 30, 2013, the fair value of the Company’s investment in the trust based on reserves not paid in the first distribution is $274,000. The remaining investment is being carried in other assets on the condensed consolidated balance sheet.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers and clearing organizations as of September 30, 2013 are receivables from four major U.S. broker-dealers totaling approximately $204.9 million.

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

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2013, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on settlement date, generally one to three business days after trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2013 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2013, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)—guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the Government National Mortgage Association (“GNMA”) and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At September 30, 2013, OMHHF had $49.1 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and nine months ended September 30, 2013 was $183,000 and $616,000, respectively ($305,000 and $705,000, respectively, for the three and nine months ended September 30, 2012).

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at September 30, 2013 and December 31, 2012:

(Expressed in thousands)

	September 30, 2013
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$2,064,368	$284	$—	$—	$284
Private equity funds	108,463	32	—	7	39

Total	$2,172,831	$316	$—	$7	$323

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)

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

The Company owns an 83.68% controlling interest in OMHHF. The 16.32% non-controlling interest belongs to one related third party who is the President and Chief Executive Officer of OMHHF.

Loan Origination Fees

OMHHF receives origination fees and incurs other direct origination costs when it originates mortgage loans. Due to the nature of its business and pre-selling loans to third parties, OMHHF recognizes origination fees and other direct origination costs at the time of the origination.

In accordance with U.S. Department of Housing and Urban Development (“HUD”) guidelines, OMHHF will, with approval and for certain loan programs, apply the GNMA trade premium toward the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from GNMA trade premiums that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against GNMA premium were $2.8 million and $13.5 million for the three and nine months ended September 30, 2013, respectively ($4.3 million and $5.9 million for the three and nine months ended September 30, 2012, respectively).

Funding Commitments

OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA transactions directly or indirectly through its affiliate, Oppenheimer, with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial Instruments, for more information.

Mortgage Receivables

OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan receivable is recorded in other assets. To the extent funds were advanced from its own cash reserves, the cash balance is reduced in an equal amount. To the extent funds were financed through the warehouse facility, an equal and offsetting liability for the warehouse facility payable is recorded in other liabilities on the condensed consolidated balance sheet.

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $272.4 million at September 30, 2013 ($242.7 million at December 31, 2012). These amounts are not included on the condensed consolidated statements of financial condition as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at September 30, 2013 was approximately $176.8 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.

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

OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. The fair value of the servicing rights on the loan portfolio was $38.5 million and $33.0 million at September 30, 2013 and December 31, 2012, respectively (carrying value of $28.1 million and $27.0 million at September 30, 2013 and December 31, 2012, respectively). The following tables summarize the changes in carrying value of MSRs for the nine months ended September 30, 2013 and 2012:

(Expressed in thousands)

Balance, as of December 31, 2012	$26,983
Originations (1)	5,668
Purchases	1,108
Disposals (1)	(4,518)
Amortization expense	(1,120)

Balance, as of September 30, 2013	$28,121

(1)	Includes refinancing.

(Expressed in thousands)

Balance, as of December 31, 2011	$22,795
Originations (1)	4,337
Purchases	2,582
Disposals (1)	(450)
Amortization expense	(2,337)

Balance, as of September 30, 2012	$26,927

(1)	Includes refinancing.

Servicing rights are amortized using the straight-line method over 10 years. Amortization expense for the next five years is as follows:

(Expressed in thousands)

2013	$3,538
2014	3,531
2015	3,531
2016	3,498
2017	3,435
Thereafter	10,588

$28,121

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the three and nine months ended September 30, 2013 and 2012 were as follows:

(Expressed in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Servicing fees	$1,287	$1,080	$3,739	$3,016
Late fees	19	25	94	25
Ancillary fees	170	128	291	320

Total MSR fees	$1,476	$1,233	$4,124	$3,361

7. Long-term debt

(Expressed in thousands)

Issued	Maturity Date	September 30, 2013	December 31, 2012
Senior Secured Notes	4/15/2018	$195,000	$195,000

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and is amortized over the period of the Notes.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at September 30, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the three and nine months ended September 30, 2013 on the Notes was $4.3 million and $12.8 million, respectively ($4.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2012).

At September 30, 2013, the Notes were trading at $106.94 per $100.

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

The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Class A Stock outstanding, beginning of period	13,496,783	13,489,162	13,508,318	13,572,265
Issued pursuant to shared-based compensation plans	65,227	40,850	65,227	57,647
Repurchased and cancelled pursuant to the stock buy-back	(119,251)	(15,000)	(130,786)	(114,900)

Class A Stock outstanding, end of period	13,442,759	13,515,012	13,442,759	13,515,012

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

In the nine months ended September 30, 2013, the Company purchased and cancelled 130,786 shares of Class A Stock for total consideration of $2.3 million ($17.69 per share).

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

For certain legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial, indeterminate or special damages. Numerous issues may need to be reviewed, analyzed or resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or range of loss or additional loss can be reasonably estimated for any proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of loss.

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or, range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually or in the aggregate, will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole.

For legal proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $24 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

On October 25, 2013, the Company executed a settlement agreement with the receiver appointed by a state district court in Oklahoma to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company in an action that was filed in March 2010. The Company agreed to a settlement amount of $10.0 million. The Company recovered insurance proceeds of $4.9 million reducing its net amount due under the settlement agreement to $5.1 million. In addition, the Company agreed to pay $500,000 in full and final settlement of any claims the receiver may have had in an action filed by the receiver in connection with an affiliated insurance company. Both of these settlement agreements are subject to court approval and are fully independent of each other. The Company was fully reserved for both of these contingencies as of September 30, 2013. The impact of these matters on litigation expenses during the third quarter of 2013 was $2.3 million which is included in other expenses on the condensed consolidated statement of operations.

10. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2013, the net capital of Oppenheimer as calculated under the Rule was $159.0 million or 12.2% of Oppenheimer’s aggregate debit items. This was $132.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At September 30, 2013, Freedom had net capital of $4.5 million, which was $4.2 million in excess of the $250,000 required to be maintained at that date.

At September 30, 2013, Oppenheimer and Freedom had $17.4 million and $18.3 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At September 30, 2013, the regulatory capital of Oppenheimer Europe Ltd. was $5.3 million which was $1.9 million in excess of the $3.4 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Conduct Authority of the United Kingdom.

At September 30, 2013, the regulatory capital of Oppenheimer Investments Asia Limited was $1.3 million, which was $905,000 in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, Oppenheimer has computed a reserve requirement for the proprietary accounts of introducing firms as of September 30, 2013. Oppenheimer had no deposit requirements as of September 30, 2013.

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

Due to the recent growth in the Company’s commercial loan origination and servicing business operated out of OMHHF, the Company has presented separately the results of this business in a reportable segment titled “Commercial Mortgage Banking.” This reportable segment engages in business activities in which it earns revenues and incurs expenses that are distinct from the Company’s other reportable segments, its operating results are reviewed by the Company’s Chief Executive Officer who makes decisions about resources to be allocated to this business, and separate financial information is available for the legal entity from which it operates. The Commercial Mortgage Banking reportable segment not only meets these qualitative criteria but, as a result of its recent growth, also meets one of the quantitative thresholds for segment reporting. Previously reported segment information has been revised to reflect this new reportable segment.

The Company’s reportable segments are:

Private Client—includes commission and a proportionate amount of fee income earned on client transactions, net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;

Asset Management—includes fees from investment management services of Oppenheimer Asset Management Inc. and Oppenheimer’s asset management divisions employing various programs to professionally manage client assets either in individual accounts or in funds, and direct expenses associated with this segment;

Capital Markets—includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company’s operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment; and

Commercial Mortgage Banking—includes loan origination and servicing fees from the Company’s subsidiary, OMHHF. The Company has added this business segment due to the significant growth and profitability of this line of business over the last several quarters. In prior periods, this business had been part of the Capital Markets business segment.

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and include, for example, compensation and benefits, rent expense, information technology, legal and professional.

The table below presents information about the reported revenue and net income before taxes of the Company for the three and nine months ended September 30, 2013 and 2012. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Private client division *	$144,316	$133,798	$430,963	$406,530
Asset management *	21,488	19,812	64,450	58,848
Capital markets	68,460	68,587	201,495	209,477
Commercial mortgage banking	9,314	8,738	26,857	27,726
Corporate/Other	(202)	903	2,587	616

Total	$243,376	$231,838	$726,352	$703,197

Income (loss) before income taxes
Private client division *	$15,088	$11,825	$48,113	$39,557
Asset management *	6,387	4,129	20,332	13,225
Capital markets	4,301	3,474	8,806	4,479
Commercial mortgage banking	2,823	3,155	7,977	11,985
Corporate/Other	(20,436)	(17,325)	(64,678)	(62,638)

Total	$8,163	$5,258	$20,550	$6,608

*	Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client Divisions.

Revenue, classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2013 and 2012, was as follows:

(Expressed in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$231,777	$222,226	$693,251	$670,339
Europe/Middle East	9,210	7,475	26,930	26,155
Asia	1,309	332	2,843	633
South America	1,080	1,805	3,328	6,070

Total	$243,376	$231,838	$726,352	$703,197

13. Subsequent events

On October 25, 2013, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 22, 2013 to holders of Class A Stock and Class B Stock of record on November 8, 2013.

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$232	$32,441	$72,684	$—	$105,357
Cash and securities segregated for regulatory and other purposes	—	—	36,569	—	36,569
Deposits with clearing organizations	—	—	25,054	—	25,054
Receivable from brokers and clearing organizations	—	—	395,507	—	395,507
Receivable from customers, net of allowance for credit losses of $2,434	—	—	873,433	—	873,433
Income tax receivable	18,315	26,657	(816)	(38,004)	6,152
Securities owned, including amounts pledged of $805,399, at fair value	—	2,137	1,080,332	—	1,082,469
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	43,113	—	43,113
Office facilities, net	—	21,504	12,036	—	33,540
Deferred tax assets, net	470	309	36,412	(34,713)	2,478
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,010	26,833	193,544	—	223,387
Investment in subsidiaries	529,585	892,592	(185,179)	(1,236,998)	—
Intercompany receivables	164,214	(73,818)	(24,522)	(65,874)	—

	$715,826	$1,041,213	$2,727,756	$(1,488,147)	$2,996,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$36,165	$—	$36,165
Bank call loans	—	—	94,800	—	94,800
Payable to brokers and clearing organizations	—	—	265,943	—	265,943
Payable to customers	—	—	690,911	—	690,911
Securities sold under agreements to repurchase	—	—	630,853	—	630,853
Securities sold, but not yet purchased, at fair value	—	—	243,065	—	243,065
Accrued compensation	—	—	133,197	—	133,197
Accounts payable and other liabilities	8,093	57,926	125,512	(90)	191,441
Income tax payable	2,440	22,189	13,376	(38,005)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	34,713	(34,713)	—
Intercompany payables	—	65,875	—	(65,875)	—

	205,533	145,990	2,381,093	(251,241)	2,481,375
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	510,293	895,223	341,683	(1,236,906)	510,293
Noncontrolling interest	—	—	4,980	—	4,980

	510,293	895,223	346,663	(1,236,906)	515,273

	$715,826	$1,041,213	$2,727,756	$(1,488,147)	$2,996,648

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35	$40,658	$94,673	$—	$135,366
Cash and securities segregated for regulatory and other purposes	—	—	33,000	—	33,000
Deposits with clearing organizations	—	—	25,954	—	25,954
Receivable from brokers and clearing organizations	—	—	479,699	—	479,699
Receivable from customers, net of allowance for credit losses of $2,256	—	—	817,941	—	817,941
Income tax receivable	13,207	30,568	(450)	(42,874)	451
Securities owned, including amounts pledged of $569,995, at fair value	—	2,459	757,283	—	759,742
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	47,324	—	47,324
Office facilities, net	—	15,547	12,785	—	28,332
Deferred tax assets, net	(143)	309	52,350	(36,176)	16,340
Intangible assets, net	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other	3,418	1,437	159,427	—	164,282
Investment in subsidiaries	506,679	880,609	(195,045)	(1,192,243)	—
Intercompany receivables	178,743	(114,449)	(27,686)	(36,608)	—

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$56,586	$—	$56,586
Bank call loans	—	—	128,300	—	128,300
Payable to brokers and clearing organizations	—	—	204,218	—	204,218
Payable to customers	—	—	692,378	—	692,378
Securities sold under agreements to repurchase	—	—	392,391	—	392,391
Securities sold, but not yet purchased, at fair value	—	—	173,450	—	173,450
Accrued compensation	—	—	150,434	—	150,434
Accounts payable and other liabilities	3,759	43,350	133,646	(493)	180,262
Income tax payable	2,440	22,189	18,687	(43,316)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(943)	36,677	(35,734)	—
Intercompany payables	—	36,605	—	(36,605)	—

	201,199	101,201	2,099,325	(228,706)	2,173,019
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	500,740	868,495	323,258	(1,191,753)	500,740
Noncontrolling interest	—	—	4,261	—	4,261

	500,740	868,495	327,519	(1,191,753)	505,001

	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$120,252	$—	$120,252
Principal transactions, net	—	26	10,321	—	10,347
Interest	—	2,777	14,805	(3,143)	14,439
Investment banking	—	—	21,362	—	21,362
Advisory fees	—	—	60,650	(533)	60,117
Other	—	42	16,859	(42)	16,859

	—	2,845	244,249	(3,718)	243,376

EXPENSES
Compensation and related expenses	207	—	160,874	—	161,081
Clearing and exchange fees	—	—	6,099	—	6,099
Communications and technology	23	—	16,976	—	16,999
Occupancy and equipment costs	—	—	16,447	(42)	16,405
Interest	4,375	—	4,932	(3,143)	6,164
Other	285	4	28,709	(533)	28,465

	4,890	4	234,037	(3,718)	235,213

Income (loss) before income taxes	(4,890)	2,841	10,212	—	8,163
Income tax provision (benefit)	(1,792)	1,808	2,639	—	2,655

Net income (loss) for the period	(3,098)	1,033	7,573	—	5,508
Less net income attributable to non-controlling interest, net of tax	—	—	271	—	271
Equity in subsidiaries	8,335	—	—	(8,335)	—

Net income attributable to Oppenheimer Holdings Inc.	$5,237	$1,033	$7,302	$(8,335)	$5,237

Comprehensive income	$—	$—	$656	$—	$656

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$364,272	$—	$364,272
Principal transactions, net	—	38	33,558	—	33,596
Interest	5	8,370	40,119	(8,578)	39,916
Investment banking	—	—	62,377	—	62,377
Advisory fees	—	—	179,137	(1,720)	177,417
Other	—	126	48,774	(126)	48,774

	5	8,534	728,237	(10,424)	726,352

EXPENSES
Compensation and related expenses	902	—	479,394	—	480,296
Clearing and exchange fees	—	—	18,434	—	18,434
Communications and technology	81	—	48,800	—	48,881
Occupancy and equipment costs	—	—	51,237	(126)	51,111
Interest	13,125	—	15,622	(8,578)	20,169
Other	1,045	23	87,563	(1,720)	86,911

	15,153	23	701,050	(10,424)	705,802

Income (loss) before income taxes	(15,148)	8,511	27,187	—	20,550
Income tax provision (benefit)	(5,723)	3,702	10,104	—	8,083

Net income (loss) for the period	(9,425)	4,809	17,083	—	12,467
Less net income attributable to non-controlling interest, net of tax	—	—	719	—	719
Equity in subsidiaries	21,173	—	—	(21,173)	—

Net income attributable to Oppenheimer Holdings Inc.	$11,748	$4,809	$16,364	$(21,173)	$11,748

Comprehensive income (loss)	$(3)	$—	$1,159	$—	$1,156

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$113,424	$—	$113,424
Principal transactions, net	—	438	13,934	—	14,372
Interest	—	3,049	14,554	(2,780)	14,823
Investment banking	—	—	21,589	—	21,589
Advisory fees	—	—	53,645	(630)	53,015
Other	—	42	14,617	(44)	14,615

	—	3,529	231,763	(3,454)	231,838

EXPENSES
Compensation and related expenses	123	—	151,846	—	151,969
Clearing and exchange fees	—	—	6,026	—	6,026
Communications and technology	13	—	15,867	—	15,880
Occupancy and equipment costs	—	—	17,568	(42)	17,526
Interest	4,375	(20)	7,268	(2,781)	8,842
Other	367	18	26,583	(631)	26,337

	4,878	(2)	225,158	(3,454)	226,580

Income (loss) before income taxes	(4,878)	3,531	6,605	—	5,258
Income tax provision (benefit)	(1,720)	1,277	2,677	—	2,234

Net income (loss) for the period	(3,158)	2,254	3,928	—	3,024
Less net income attributable to non-controlling interest, net of tax	—	—	702	—	702
Equity in subsidiaries	5,480	—	—	(5,480)	—

Net income attributable to Oppenheimer Holdings Inc.	$2,322	$2,254	$3,226	$(5,480)	$2,322

Comprehensive income	$—	$—	$180	$—	$180

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$351,487	$—	$351,487
Principal transactions, net	—	728	39,659	—	40,387
Interest	—	9,203	42,370	(9,111)	42,462
Investment banking	—	—	66,647	—	66,647
Advisory fees	—	—	158,683	(1,887)	156,796
Other	—	126	45,420	(128)	45,418

	—	10,057	704,266	(11,126)	703,197

EXPENSES
Compensation and related expenses	335	—	461,181	—	461,516
Clearing and exchange fees	—	—	18,046	—	18,046
Communications and technology	57	—	47,289	—	47,346
Occupancy and equipment costs	—	—	59,405	(126)	59,279
Interest	13,125	—	21,851	(9,112)	25,864
Other	1,139	55	85,232	(1,888)	84,538

	14,656	55	693,004	(11,126)	696,589

Income (loss) before income taxes	(14,656)	10,002	11,262	—	6,608
Income tax provision (benefit)	(5,630)	5,563	4,159	—	4,092

Net income (loss) for the period	(9,026)	4,439	7,103	—	2,516
Less net income attributable to non-controlling interest, net of tax	—	—	2,429	—	2,429
Equity in subsidiaries	9,113	—	—	(9,113)	—

Net income attributable to Oppenheimer Holdings Inc.	$87	$4,439	$4,674	$(9,113)	$87

Comprehensive income (loss)	$1	$—	$(475)	$—	$(474)

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(9,425)	$4,809	$17,083	$—	$12,467
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	7,434	—	7,434
Deferred income tax	—	—	13,862	—	13,862
Amortization of notes receivable	—	—	14,086	—	14,086
Amortization of debt issuance costs	479	—	—	—	479
Provision for credit losses	—	—	178	—	178
Share-based compensation expense	—	—	3,966	—	3,966
Changes in operating assets and liabilities	15,958	(13,026)	(32,456)	—	(29,524)

Cash provided by (used in) continuing operations	7,012	(8,217)	24,153	—	22,948

Cash flows from Investment activities
Purchase of office facilities	—	—	(12,642)	—	(12,642)

Cash used in investing activities	—	—	(12,642)	—	(12,642)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,494)	—	—	—	(4,494)
Issuance of Class A non-voting common stock	85	—	—	—	85
Repurchase of Class A non-voting common stock	(2,314)	—	—	—	(2,314)
Tax deficiency from share-based awards	(92)	—	—	—	(92)
Other financing activities	—	—	(33,500)	—	(33,500)

Cash flow used in financing activities	(6,815)	—	(33,500)	—	(40,315)

Net increase (decrease) in cash and cash equivalents	197	(8,217)	(21,989)	—	(30,009)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366

Cash and cash equivalents, end of the period	$232	$32,441	$72,684	$—	$105,357

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(9,026)	$4,439	$7,103	$—	$2,516
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	8,019	—	8,019
Deferred income tax	—	—	(8,317)	—	(8,317)
Amortization of notes receivable	—	—	14,679	—	14,679
Amortization of debt issuance costs	479	—	—	—	479
Amortization of intangible assets	—	—	3,244	—	3,244
Provision for credit losses	—	—	(308)	—	(308)
Share-based compensation expense	—	—	3,030	—	3,030
Changes in operating assets and liabilities	12,991	6,119	(67,915)	—	(48,805)

Cash provided by (used in) continuing operations	4,444	10,558	(40,465)	—	(25,463)

Cash flows from Investment activities
Purchase of office facilities	—	—	(12,390)	—	(12,390)
Cash used in investing activities	—	—	(12,390)	—	(12,390)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,489)	—	—	—	(4,489)
Repurchase of Class A non-voting common stock	(1,766)	—	—	—	(1,766)
Tax benefit from share-based compensation	(137)	—	—	—	(137)
Other financing activities	—	—	67,100	—	67,100

Cash flow provided by (used in) financing activities	(6,392)	—	67,100	—	60,708

Net increase (decrease) in cash and cash equivalents	(1,948)	10,558	14,245	—	22,855
Cash and cash equivalents, beginning of the period	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the period	$607	$22,440	$70,137	$—	$93,184

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of September 30, 2013, the Company provided its services from 96 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, and St. Helier, Isle of Jersey. Client assets administered by the Company as of September 30, 2013 totaled approximately $81.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management Inc. (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in commercial mortgage origination and servicing. At September 30, 2013, client assets under management by the asset management groups totaled approximately $23.8 billion. At September 30, 2013, the Company employed 3,544 employees (3,463 full-time and 81 part-time), of whom approximately 1,400 were financial advisers.

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

During the nine months ended September 30, 2013, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor confidence, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management as well as fees for investment banking services, and investment income as well as on liquidity. Substantial fluctuations can occur in revenue and net income due to these and other factors.

The U.S. economy continues a recovery that began in 2009 aided by accommodative monetary policies by the Federal Reserve. A strengthening housing sector, improved foreign trade aided by a weak U.S. dollar and significantly increased activity and production of oil and gas by the United States have produced economic growth in a range of 2% over the last several years. Record low interest rates and purchases of record amounts of government and agency securities through the Federal Reserve’s QE-3 policy have offset the impact of record deficits and provided the liquidity to an improved housing market, higher valuations to a variety of asset classes including U.S. stocks and bonds and improved health to the nation’s banks. While the U.S. economy has been in a recovery for several years, Europe and most parts of Asia continue to be mired in recession holding back overall economic growth. Beginning in May of this year comments from the Federal Reserve announcing a tapering in purchases under QE-3 this year and an expectation that such purchases would end by mid-2014 resulted in a significant move higher in interest rates on longer dated fixed income securities and a corresponding decrease in the price of many such fixed income securities. The failure to enact a new budget and upcoming debt ceilings for the U.S. created sufficient uncertainty to create significant volatility in bond and stock prices near the end of the third quarter. This volatility continued as the government sustained a partial shutdown and furlough of federal employees and considerable uncertainty until the Congress reached a continuing resolution to re-open the government and raise the debt ceiling in mid-October.

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008. Clients of the Company own ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Key inputs include spreads on comparable Treasury yields to derive a discount rate, an estimate of the ARS duration, and yields based on current auctions in comparable securities that have not failed. Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2013, the Company had a valuation adjustment (unrealized loss) of $7.9 million for ARS.

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

Recent events have caused increased review and scrutiny of the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements (through overnight and term) to finance its short term liquidity needs (See “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations. Recent and ongoing concerns over a potential default by the U.S. Government due to the inability of the Congress to adopt a long term solution to the debt limit have increased concerns over the use of short term U.S. securities as collateral for repurchase agreements.

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to better align them with the operating environment. The Company will continue to nurture the growth of OMHHF as well as its business in non-U.S. markets. The Company completed its move to its new headquarters during the second quarter of 2013 and has begun to benefit from this consolidation of space and the elimination of overlapping lease commitments.

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA (formerly the NYSE and NASD) in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. Rules adopted in the U.S. and Europe would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2014. It seems likely that additional changes to the requirements of the Volcker Rule will be adopted and it is impossible to determine the rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. This requirement may have broader implications for the capital markets as capital becomes less available. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI.

Recent revelations concerning the potential manipulation of the LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected. Similar investigations are underway with respect to the setting of foreign exchange rates over a broad time period and there is no way to predict the outcome of these investigations.

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

On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules (“FRR’s”) and reporting rules under SEC Rule 17a-5 for broker-dealers. The final amendments to the FRR’s make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC’s ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators. The effective date for the FRR’s is October 21, 2013. Certain provisions of the final amendments have been extended to March 3, 2014.

The final amendments to the reporting rules under SEC Rule 17a-5 require all broker-dealers to file a new unaudited quarterly Form Custody report which will provide information around custodial practices and is effective December 31, 2013. In addition, the new reporting rules provide significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new reporting rules make changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants (“AICPA”) to Public Company Accounting Oversight Board (“PCAOB”) standards as well as provide the SEC with access to auditors and audit workpapers. These rules are effective for fiscal years ending on or after June 1, 2014.

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisers concerning, the sale of low-priced securities. On or around August 5, 2013, FINRA issued an order accepting an offer of settlement submitted by Oppenheimer without admitting or denying the recitation of facts and violative conduct set forth in the order (the “Order”). The Order states that from August 2008 through September 2010 seven brokers in five branch offices of Oppenheimer permitted the sale of low priced securities (“penny stocks”) that were neither registered or exempt from registration under the Securities Act of 1933 and Oppenheimer’s supervisory system failed to prevent such violations. In addition, FINRA determined Oppenheimer failed to follow up on specific red flags relating to the sale of penny stocks and Oppenheimer’s AML program failed to detect suspicious activity related to penny stock sales. FINRA determined this activity violated FINRA Rule 2010, 2110 and 3310. As a result, Oppenheimer was censured and paid a total fine of $1,425,000. Oppenheimer also agreed to retain an independent consultant to conduct a review of its policies, systems, procedures and training relating to the receipt or purchase and subsequent sale of penny stocks, the supervision of Foreign Financial Institutions (“FFIs”) and its anti-money laundering procedures related to FFIs and the handling of movement of securities.

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through one of Oppenheimer’s financial advisers. Oppenheimer is continuing to respond to information requests as part of the investigation. The issues and facts surrounding this investigation are largely duplicative of the matter described above. On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that the Company make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Securities Exchange Act of 1934 in relation to its sales of penny stocks on behalf of a former customer of the firm. The Company submitted a Wells response on August 19, 2013.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the appropriateness of certain compensation earned in trading several issues of municipal bonds by one of its traders in 2008 and 2009. Oppenheimer has responded to document requests and there has been on-the-record testimony by several of its employees, including the trader.

Oppenheimer is continuing to cooperate with the investigating entities and will continue to closely monitor the activities of its financial advisers and their supervisors in relation to the sale of low-priced securities and municipal bonds.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD”) concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of September 30, 2013, the Company purchased and holds approximately $85.9 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements, continue on a periodic basis thereafter pursuant to the settlements. In addition, the Company is committed to purchase another $36.2 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 in ARS in its proprietary trading account as of September 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $185.7 million of ARS at September 30, 2013, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Legal Proceedings” herein.

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

Results of Operations

The Company reported net income attributable to Oppenheimer Holdings Inc. of $5.2 million or $0.38 per share for the third quarter of 2013 compared with net income of $2.3 million or $0.17 per share for the third quarter of 2012, an increase of 125.5%. Revenue for the third quarter of 2013 was $243.4 million compared with $231.8 million in the third quarter of 2012, an increase of 5.0%.

The Company reported net income attributable to Oppenheimer Holdings Inc. of $11.7 million or $0.86 per share for the nine months ended September 30, 2013 compared with net income of $87,000 or $0.01 per share in the same period of 2012. Revenue for the nine months ended September 30, 2013 was $726.4 million, an increase of 3.3% compared to $703.2 million in the same period of 2012.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2013 compared to the same period in 2012:

(Expressed in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$6,828	6.0	$12,785	3.6
Principal transactions, net	(4,025)	(28.0)	(6,791)	(16.8)
Interest	(384)	(2.6)	(2,546)	(6.0)
Investment banking	(227)	(1.1)	(4,270)	(6.4)
Advisory fees	7,102	13.4	20,621	13.2
Other	2,244	15.4	3,356	7.4

Total revenue	11,538	5.0	23,155	3.3

Expenses
Compensation and related expenses	9,112	6.0	18,780	4.1
Clearing and exchange fees	73	1.2	388	2.2
Communications and technology	1,119	7.0	1,535	3.2
Occupancy and equipment costs	(1,121)	(6.4)	(8,168)	(13.8)
Interest	(2,678)	(30.3)	(5,695)	(22.0)
Other	2,128	8.1	2,373	2.8

Total expenses	8,633	3.8	9,213	1.3

Income before income taxes	2,905	55.2	13,942	211.0
Income tax provision	421	18.8	3,991	97.5

Net income for the period	2,484	82.1	9,951	395.5
Net income attributable to non-controlling interest, net of tax	(431)	(61.4)	(1,710)	(70.4)

Net income attributable to Oppenheimer Holdings Inc.	$2,915	125.5	$11,661	13,403.4

Third Quarter 2013

Commission revenue was $120.3 million for the third quarter of 2013, an increase of 6.0% compared with $113.4 million for the third quarter of 2012, primarily attributable to higher institutional equities and taxable fixed income activities.

Principal transactions revenue was $10.3 million for the third quarter of 2013, a decrease of 28.0% compared with $14.4 million for the third quarter of 2012, primarily due to a reduction of trading profits associated with corporate and municipal bonds.

Interest revenue was $14.4 million for the third quarter of 2013, a decrease of 2.6% compared with $14.8 million for the third quarter of 2012, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements, offset by higher interest earned from government and agency positions.

Investment banking revenue was down 1.1% to $21.4 million for the third quarter of 2013 compared with $21.6 million for the third quarter of 2012. The decrease was primarily attributable to lower mergers and acquisitions activity, offset by higher revenue generated from equity underwritings (25 offerings in the third quarter of 2013 compared to 20 offerings in the prior year quarter).

Advisory fees were $60.1 million for the third quarter of 2013, an increase of 13.4% compared with $53.0 million for the third quarter of 2012. The increase was due to market appreciation of 7.6% on current assets under management as well as a 5.8% increase in new assets. Assets under management increased 12% from $20.1 billion at June 30, 2012 to $22.5 billion at June 30, 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Other revenue was $16.9 million for the third quarter of 2013, an increase of 15.4% compared to $14.6 million for the third quarter of 2012, primarily due to the increase in the value of assets underlying the deferred compensation plan and higher nontaxable benefits received during the third quarter of 2013 with respect to life insurance on certain employees of which the Company is the beneficiary.

Compensation and benefits expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $161.1 million during the third quarter of 2013, an increase of 6.0% over the third quarter of 2012. Compensation as a percentage of revenue was 66.2% during the third quarter of 2013 compared to 65.6% during the third quarter of 2012. Higher salary expense and production-related compensation contributed to the increase as well as an increase in deferred compensation costs. These increased compensation costs during the period were offset by lower current incentive compensation costs.

Non-compensation expenses were $74.1 million during the third quarter of 2013, relatively flat compared to $74.6 million during the same period last year. Higher communications and technology costs were largely offset by lower occupancy and equipment costs during the third quarter of 2013 compared to the same period last year.

Year-to-date 2013

Commission revenue was $364.3 million for the nine months ended September 30, 2013, an increase of 3.6% compared with $351.5 million for the same period in 2012, primarily attributable to higher institutional equities and taxable fixed income activities in the second and third quarter of 2013.

Principal transactions revenue was $33.6 million for the nine months ended September 30, 2013, a decrease of 16.8% compared with $40.4 million for the same period in 2012. The decrease was primarily due to a reduction in the valuation adjustment related to auction rate securities in 2012 as well as a reduction of trading profits associated with corporate and municipal bonds in 2013.

Interest revenue was $39.9 million for the nine months ended September 30, 2013, a decrease of 6.0% compared with $42.5 million for the same period in 2012, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements.

Investment banking revenue was down 6.4% to $62.4 million for the nine months ended September 30, 2013 compared with $66.6 million for the nine months ended September 30, 2012. The decrease was primarily attributable to lower advisory fees from investment banking activities, offset by higher equity underwriting fees in the third quarter of 2013.

Advisory fees were $177.4 million for the nine months ended September 30, 2013, an increase of 13.2% compared with $156.8 million for the same period in 2012. The increase was due to market appreciation on current assets under management as well as a 5.2% increase in new assets. Assets under management increased 12.4% from $18.6 billion to $20.9 billion from December 31, 2011 to December 31, 2012, 11.4% from $20.1 billion to $22.4 billion from March 31, 2012 to March 31 2013, and 12% from $20.1 billion at June 30, 2012 to $22.5 billion at June 30, 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Other revenue was $48.8 million for the nine months ended September 30, 2013, an increase of 7.4% compared to $45.4 million for the third quarter of 2012. The increase was primarily due to the increase in the value of assets underlying the deferred compensation plan.

Compensation and benefits expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $480.3 million during the nine months ended September 30, 2013, an increase of 4.1% over the nine months ended September 30, 2012. Compensation as a percentage of revenue was 66.1% during the nine month period ended September 30, 2013 compared to 65.6% during the nine month period ended September 30, 2012.

Non-compensation expenses decreased to $225.5 million for the nine months ended September 30, 2013 from $235.1 million for the same period in 2012, a decrease of $9.6 million or 4.1%. A significant driver for the decrease was related to additional costs of $6.3 million incurred in the first quarter of 2012 in connection with the Company’s New York City real estate consolidation in the form of overlapping rent expense, accelerated amortization of fixed and intangible assets, and relocation costs. Also, contributing to the decrease was reduction in interest expense due to lower repurchase agreements amounts.

(Expressed in thousands)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Revenue
Private Client	$144,316	$133,798	7.9	$430,963	$406,530	6.0
Asset Management	21,488	19,812	8.5	64,450	58,848	9.5
Capital Markets	68,460	68,587	(0.2)	201,495	209,477	(3.8)
Commercial Mortgage Banking	9,314	8,738	6.6	26,857	27,726	(3.1)
Corporate/Other	(202)	903	*	2,587	616	320.1

	243,376	231,838	5.0	726,352	703,197	3.3

Income (Loss) before income taxes
Private Client	15,088	11,825	27.6	48,113	39,557	21.6
Asset Management	6,387	4,129	54.7	20,332	13,225	53.7
Capital Markets	4,301	3,474	23.8	8,806	4,479	96.6
Commercial Mortgage Banking	2,823	3,155	(10.5)	7,977	11,985	(33.4)
Corporate/Other	(20,436)	(17,325)	18.0	(64,678)	(62,638)	3.3

	$8,163	$5,258	55.2	$20,550	$6,608	211.0

*	Not comparable

Private Client

Private Client reported revenue of $144.3 million for the third quarter of 2013, 7.9% higher than the third quarter of 2012. Income before income taxes was $15.1 million, an increase of 27.6% compared with the third quarter of 2012, driven by increases in both transactional and fee-based business during the third quarter of 2013 compared with the same period of 2012. Operating results for Private Client were negatively impacted by litigation expenses of $2.3 million during the third quarter of 2013.

•	Client assets under administration were $81.8 billion at September 30, 2013.

•	Financial Advisor headcount was 1,400 at the end of the quarter, down from 1,423 from the prior year period.

•	Retail commissions were $80.2 million for the quarter, an increase of 1.5% over the prior year quarter.

•	Advisory fee revenue on traditional and alternative managed products was $39.3 million for the third quarter of 2013, an increase of 18.5% over the prior year quarter (see Asset Management below for further information).

•	The impact of money market fee waivers reduced revenue by $7.9 million during the third quarter of 2013 versus $6.3 million during the third quarter of 2012.

Asset Management

Asset Management reported revenue of $21.5 million for the third quarter of 2013, 8.5% higher than the third quarter of 2012. Income before income taxes was $6.4 million, an increase of 54.7% compared with the third quarter of 2012, as a result of increased fees earned on managed products as well as lower legal costs.

•	Advisory fee revenue on traditional and alternative managed products was $19.8 million for the third quarter of 2013, an increase of 11.0% over the prior year quarter. Asset management fees are calculated based on client assets under management (“AUM”) at the end of the prior quarter which totaled $22.5 billion at June 30, 2013 ($20.1 billion at June 30, 2012) and are allocated to the Private Client and Asset Management Divisions.

•	AUM increased 12.8% to $23.8 billion at September 30, 2013, a record for the Company, compared to $21.1 billion at September 30, 2012, which is the basis for advisory fee billings for the fourth quarter of 2013. The increase in AUM was comprised of asset appreciation of $1.6 billion and net new assets of $1.1 billion.

Capital Markets

Capital Markets reported revenue of $68.5 million for the third quarter of 2013, 0.2% lower than the third quarter of 2012. Income before income taxes was $4.3 million during the third quarter of 2013 compared with $3.5 million during the third quarter of 2012, as higher compensation costs were offset by a reduction in occupancy and interest costs.

•	Institutional equities commissions were $26.8 million for the third quarter of 2013, an increase of 8.6% compared with the prior year period.

•	Advisory fees from investment banking activities decreased 72.5% to $3.2 million in the third quarter of 2013 compared with the prior year period.

•	Equity underwriting fees increased $7.7 million to $13.6 million for the third quarter of 2013 compared with the prior year period.

•	Revenue from Taxable Fixed Income increased 5.3% to $19.8 million for the third quarter of 2013 compared with the prior year period.

•	Public Finance and Municipal Trading revenue was down 34.6% to $5.3 million for the third quarter of 2013 compared with the prior year period primarily due to a reduction of municipal bond trading profits.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $9.3 million for the third quarter of 2013, 6.6% higher than the third quarter of 2012, due to an increase in the dollar volume of loans originated during the current period. Income before income taxes was $2.8 million, a decrease of 10.5% compared with the third quarter of 2012.

•	Loan origination fees for the third quarter of 2013 were $2.7 million as the Company originated 18 commercial loans with an aggregate principal loan balance of $193.0 million.

•	Net servicing revenue for the third quarter of 2013 was $1.3 million compared with $1.1 million for the comparable period in 2012.

•	Principal loan balances related to servicing activities totaled $3.9 billion at September 30, 2013, up 12.5% from September 30, 2012.

Liquidity and Capital Resources

Total assets at September 30, 2013 increased by 11.9% from December 31, 2012 primarily due to the Company’s increase of its inventory of government and agency securities. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2013, the Company had $94.8 million of such borrowings outstanding compared to outstanding borrowings of $128.3 million at December 31, 2012. The Company also has some availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and the continuance of credit and sovereign debt issues throughout the world, has had an adverse effect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, lenders have reduced and, in some cases, ceased to provide funding on both a secured and unsecured basis to financial service providers. As of September 30, 2013, the Company did not have any exposure to European sovereign debt.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations in recent months, including Italy, most recently. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. The negative impact that may result from these downgrades or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. Recent and ongoing concerns over a potential default by the U.S. Government due to the inability of the Congress to adopt a long term solution to the debt limit have increased concerns over the use of short term U.S. securities as collateral for repurchase agreements. See Item 1A “Risk Factors- The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD”) concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements, as of September 30, 2013, the Company purchased and holds approximately $85.9 million in ARS from its clients pursuant to several purchase offers and legal settlements. The Company’s purchases of ARS from its clients will, subject to the terms and conditions of the settlements, continue on a periodic basis thereafter pursuant to the settlements. In addition, the Company is committed to purchase another $36.2 million in ARS from clients through 2016. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period, which cannot be predicted. The Company also held $150,000 on in ARS in its proprietary trading account as of September 30, 2013 as a result of the failed auctions in February 2008. These ARS positions primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

Refinancing

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The Notes are non-callable until April 2014. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and will be amortized over the period of the Notes.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at September 30, 2013.

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

Interest expense on the Notes for the three and nine months ended September 30, 2013 was $4.3 million and $12.8 million, respectively ($4.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2012).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $5.4 million in forgivable notes to employees (which are inherently illiquid) for the three months ended September 30, 2013 ($2.3 million for the three months ended September 30, 2012) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and hiring activity.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2013, bank call loans were $94.8 million ($128.3 million at December 31, 2012 and $94.6 million at September 30, 2012). The average bank loan outstanding for the three and nine months ended September 30, 2013 was $174.6 million and $184.4 million, respectively ($46.3 million and $65.6 million for the three and nine months ended September 30, 2012, respectively). The largest bank loan outstanding for the three and nine months ended September 30, 2013 was $266.3 million and $392.3 million, respectively ($109.5 million and $158.6 million, respectively, for the three and nine months ended September 30, 2012). The average weighted interest rate on bank call loans applicable on September 30, 2013 was 1.24%.

At September 30, 2013, securities loaned balances totaled $251.8 million ($190.4 million at December 31, 2012 and $219.2 million at September 30, 2012). The average daily securities loan balance for the three and nine months ended September 30, 2013 was $230.2 million and $217.1 million, respectively ($270.4 million and $312.1 million for the three and nine months ended September 30, 2012, respectively). The largest stock loan balance for both the three and nine months ended September 30, 2013 was $292.9 million ($313.9 million and $400.5 million for the three and nine months ended September 30, 2012, respectively).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions described above). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $nil and $nil, respectively.

At September 30, 2013, the gross balances of reverse repurchase agreements and repurchase agreements were $2.6 billion and $3.2 billion, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2013 was $3.8 billion and $4.3 billion, respectively ($5.1 billion and $5.8 billion, respectively, for the three months ended September 30, 2012). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2013 was $6.1 billion and $6.7 billion, respectively ($5.7 billion and $6.6 billion, respectively, for the three months ended September 30, 2012).

At September 30, 2013, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended September 30, 2013 was $nil. At September 30, 2013, the gross leverage ratio was 5.8.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At September 30, 2013, OMHHF had $49.1 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and nine months ended September 30, 2013 was $183,000 and $616,000, respectively ($305,000 and $705,000, respectively, for the three and nine months ended September 30, 2012). OMHHF also receives funding from its immediate parent company.

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer in the amount of $30 million including interest and costs on a claim of approximately $140 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter of 2012 after-tax charge of $17.9 million. The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award. Oppenheimer paid its respective share of the award on February 25, 2013.

On October 25, 2013, the Company executed a settlement agreement with the receiver appointed by a state district court in Oklahoma to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company in an action that was filed in March 2010. The Company agreed to a settlement amount of $10.0 million. The Company recovered insurance proceeds of $4.9 million reducing its net amount due under the settlement agreement to $5.1 million. In addition, the Company agreed to pay $500,000 in full and final settlement of any claims the receiver may have had in an action filed by the receiver in connection with an affiliated insurance company. Both of these settlement agreements are subject to court approval and are fully independent of each other. The Company was fully reserved for both of these contingencies as of September 30, 2013. The impact of these matters on litigation expenses during the third quarter of 2013 was $2.3 million which is included in other expenses on the condensed consolidated statement of operations.

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

Funding Risk

(Expressed in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash provided by (used in) operating activities	$22,948	$(25,463)
Cash used in investing activities	(12,642)	(12,390)
Cash (used in) provided by financing activities	(40,315)	60,708

Net (decrease) increase in cash and cash equivalents	$(30,009)	$22,855

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’”).

Other Matters

During the third quarter of 2013, the Company repurchased 119,251 shares of Class A Stock for a total consideration of $2.1 million.

On August 23, 2013, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On October 25, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 22, 2013 to stockholders of record on November 8, 2013.

The book value of the Company’s Class A and Class B Stock was $37.68 at September 30, 2013 compared to $37.10 at September 30, 2012, based on total outstanding shares of 13,542,439 and 13,614,692, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2013 was 14,171,802 compared to 14,161,257 outstanding for the same period in 2012.

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

The following table sets forth the Company’s contractual and contingent commitments as of September 30, 2013:

(Expressed in millions)

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals(1)	$312	$38	$75	$58	$141
Committed capital	5	5	—	—	—
Earn-out(2)	25	25	—	—	—
Senior Secured Notes(3)	280	12	51	217	—
ARS purchase offers(4)	36	13	23	—	—

Total	$658	$93	$149	$275	$141

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table above.
(2)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings against CIBC.
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5.0 million of such Notes in November 2011.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the proposed Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2013, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations and litigations currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, could have a material adverse effect on the Company’s results of operations and financial condition, including its cash position.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $24 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace—as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters” herein.

As previously disclosed, Oppenheimer, without admitting or denying liability, entered into a Consent Order (the “Order”) with the Massachusetts Securities Division (the “MSD”) pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling a pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made six offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and June 4, 2013. The Company commenced a seventh offer to purchase on September 23, 2013 which will expire on December 13, 2013. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of September 30, 2013, the Company had purchased and holds (net of redemptions) approximately $85.9 million of ARS from repurchases from clients and legal settlements.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of September 30, 2013, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2013 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2012, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

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

In connection with the U.S. Airways matter, on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel that entity to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration which motion was granted on May 25, 2011. As a result of the award in favor of U.S. Airways, the stay was lifted and Oppenheimer is prosecuting its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount paid to U.S. Airways pursuant to the order described above plus all associated costs. Discovery is proceeding and the arbitration is scheduled to commence on May 5, 2014. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to U.S. Airways.

In addition to the ARS case discussed above, as of September 30, 2013, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately seven arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $65,000 to $20 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of September 30, 2013, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.6 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” herein.

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

On March 11, 2013, OAM and its affiliate, Oppenheimer Alternative Investment Management, LLC (“OAIM”), without admitting or denying the findings, consented to the issuance of an administrative order (the “OAM Order”) with the SEC. Also on March 11, 2013, OAM entered into an Assurance of Discontinuance (“AOD”) with the MA AG based on the same conduct that was the subject of the OAM Order. The OAM Order and the AOD concerned misrepresentations and omissions to investors and prospective investors about the asset value of one of the assets in a fund of private equity funds. The OAM Order and the AOD found that while the written policies and procedures of OAM and OAIM required the compliance department to review and approve marketing materials, those procedures did not require a review of portfolio manager valuations and accordingly were not reasonably designed to ensure that valuations were determined in a manner consistent with written representations to investors. The SEC found that OAM and OAIM willfully violated, and were censured and ordered to cease and desist from future violations of, Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”) and Section 206(4)-7 and Section 206(4)-8 of the Investment Advisers Act of 1940 (the “Advisers Act”) and Rules 206(4)-7 and 206(4)-8 thereunder. The MA AG found that OAM and OAIM violated M.G.L.c. 93A. The OAM Order and the AOD further provide that OAM and OAIM pay a total of $2,269,098 in disgorgement to investors who invested in the fund between October 2009 through June 2010, pay a civil penalty of $617,579 to the SEC, pay a penalty of $132,421 to the Commonwealth of Massachusetts, and retain an independent consultant to conduct a review of their valuation policies and procedures. As of June 30, 2013, the disgorgement amount and the civil penalty due to the SEC were paid in full (with payment to the MA AG made in July 2013).

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

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue (the “Providence Action”). On October 25, 2013, the Receiver and Oppenheimer (as well as its affiliates also named in the Providence Action) entered into a settlement agreement pursuant to which Oppenheimer agreed, to pay the Receiver $10.0 million, or a net payment of $5.1 million (after application of $4.9 million in payments received from Oppenheimer’s fidelity bond insurance carriers) in full and final settlement of any and all claims the Receiver may have against Oppenheimer in the Providence Action. In addition, Oppenheimer agreed to pay $500,000 in full and final settlement of any claims the Receiver may have had in another action filed by the Receiver in Oklahoma in connection with an insurance company affiliated with Providence (the “Imperial Action”). The settlement agreements for the Providence Action (“Providence Agreement”) and the Imperial Action (“Imperial Agreement”) are both subject to court approval and are fully independent of each other. A hearing to approve the Providence Settlement has been scheduled for November 14, 2013 and a hearing to approve the Imperial settlement has been scheduled for December 6, 2013. All amounts due by Oppenheimer pursuant to each of the Providence Agreement and Imperial Agreement were fully reserved as of September 30, 2013 and will only be paid upon receipt of final court approval.

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

On March 15, 2013, the Company filed in the Supreme Court of the State of New York a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s 2008 acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proved at trial. As part of the transaction, the parties provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. CIBC has filed a motion to dismiss portions of the Company’s claims. Oral argument on the motion to dismiss is scheduled for November 21, 2013. Discovery in the case is proceeding. On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. The Company believes it has meritorious defenses to the claims raised and intends to defend against the claims vigorously.

Item 1A.	Risk Factors

During the three months ended September 30, 2013, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2013, the Company issued 58,062 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	In the three months ended September 30, 2013, the Company purchased and cancelled 119,251 shares of Class A Stock for total consideration of $2.1 million ($17.66 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013	18,092	$18.70	18,092	523,774
August 2013	29,380	$18.54	29,380	494,394
September 2013	71,779	$17.04	71,779	429,314
Total	119,251	$17.66	119,251	422,615

Item 6.	Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 1st day of November, 2013.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)