Form 10-K
period 2013-12-31
OPPENHEIMER HOLDINGS INC
filed 2014-03-07
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 7, 2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Not Applicable

(Title of class)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 28, 2013 was $257.0 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange as at June 28, 2013 of $19.04.

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2014 was 13,501,626 and 99,680 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.” We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1. BUSINESS

OVERVIEW

Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. (“Oppenheimer”), a New York-based securities broker-dealer, Oppenheimer Asset Management Inc. (“OAM”), a New York-based investment advisor, Freedom Investments, Inc. (“Freedom”), a discount securities broker-dealer based in New Jersey with a representative office located in Beijing, China, Oppenheimer Trust Company (“Oppenheimer Trust”), a Delaware limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), a Federal Housing Administration (“FHA”)-approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer Europe Ltd. (United Kingdom), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).

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

PRIVATE CLIENT

Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,388 financial advisers in 96 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2013, the Company held client assets under administration of approximately $84.6 billion. Oppenheimer provides the following private client services:

Full-Service Brokerage – Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A substantial portion of Oppenheimer’s revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to customers based on transaction size and volume.

Wealth Planning – Oppenheimer also offers financial and wealth planning services which include asset management, individual and corporate retirement solutions, including insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients.

Margin Lending – Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates derived from Oppenheimer’s rate, as defined.

ASSET MANAGEMENT

The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels. Clients include high-net-worth individuals and families, foundations and endowments, insurance companies, and trust and pension funds. Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts. At December 31, 2013, the Company had approximately $25.3 billion of client assets under management (“AUM”) in fee-based programs. The Company’s asset management services include:

Separate Managed Accounts – The Company provides clients with three wrap fee-based programs: (i) Investment Advisory Services through which clients may select among those managers approved by the Company; (ii) Strategic Asset Review through which clients may select among those managers reviewed and recommended by the Company and those outside of the Company’s approved list of managers; and (iii) Unified Managed Account which allows multiple investment managers, mutual funds and ETFs to be combined in a single custodial account.

Other Managed Accounts – The Company offers a long-term strategic asset allocation program, Portfolio Advisory Services, in which clients select among mutual funds approved by the Company.

Oppenheimer Investment Advisory Services – Oppenheimer Investment Advisors offers internal portfolio managers servicing high-net-worth individuals, retirement plans, endowments, foundations and trusts using fixed income strategies.

Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha program, Oppenheimer offers discretionary investment management wrap programs managed by Oppenheimer advisors with a client-focused approach to money management, servicing high-net-worth individuals, families, endowments and foundations, and institutions.

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

Institutional Investment Management – Oppenheimer Investment Management, LLC (“OIM”) provides fixed income management and solutions to institutional investors including: Taft-Hartley funds, public pension funds, corporate pension funds, insurance companies, and foundations and endowments.

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

CAPITAL MARKETS

Investment Banking

Oppenheimer employs approximately 100 investment banking professionals throughout the United States and in the United Kingdom, Israel and Asia. Our investment banking department provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking business has industry coverage groups that focus on each of consumer and business services, energy, real estate, financial institutions, healthcare, industrial growth and services, technology and telecom. Oppenheimer’s industry groups serve their clients by working with colleagues in each of the relevant product groups including Mergers and Acquisitions, Leveraged Finance, Equity Capital Markets and Restructuring. Oppenheimer has extensive experience working with financial sponsors and maintains a dedicated Financial Sponsor group.

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

EQUITIES CAPITAL MARKETS

Institutional Equity Sales and Trading – Oppenheimer provides equity market execution and market making services on all major U.S. exchanges and alternative execution venues, capital markets/origination, risk arbitrage, statistical arbitrage, special situations, pair trades, relative value, and portfolio and electronic trading. In addition, Oppenheimer offers a suite of quantitative and algorithmic trading solutions as well as access to liquidity in order to access the global markets. Oppenheimer’s clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires focused marketing and trading expertise. Oppenheimer believes that its institutional customers are attracted by the insights and market intelligence provided by its sales and trading staff and by the quality of its execution (measured by volume, timing and price) offered at competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors.

Equity Research – Oppenheimer employs over 38 senior analysts covering approximately 550 equity securities worldwide, and over 100 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein the management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments.

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

DEBT CAPITAL MARKETS

Fixed Income Sales & Trading

Fixed Income – Oppenheimer offers trading and a high degree of sales support in highly rated (“high grade”) corporate bonds, mortgage-backed securities, government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Since June 2009, Oppenheimer has participated in auctions for U.S. Government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury. Oppenheimer trades non-investment grade public and private debt securities, mortgage-backed securities, sovereign and corporate debt of industrialized and emerging market countries and distressed securities both for its own account as well as for institutional clients qualified to sustain the risks associated with such securities. Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.

Fixed Income Research – Oppenheimer has a total of six fixed income research professionals. There are three dedicated analysts covering over 250 companies in the high yield bond and leveraged loan sectors.

Oppenheimer’s fixed income research supports its investment banking and sales and trading activities. Its research is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. In addition, Oppenheimer employs one bank strategist, focused on portfolio strategy for financial institutions and depositories. The approach is client centric, incorporating both an understanding of the operating position, risk profile and policy constraints of the client, as well as the efficient market execution of a particular strategy. In providing strategy-based services and ideas, the group utilizes a wide range of sophisticated, state-of-the-art financial models as well as comprehensive portfolio analytics. There is one Mortgage Backed Securities analyst focused on the detailed analysis of individual agency and non-agency Mortgage Backed Securities.

Public Finance – Oppenheimer’s public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients’ objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post-secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing. In addition to underwriting longer-term municipal securities, Oppenheimer also provides advice to municipal issuers with respect to the timing and issuance of short-term municipal notes, which Oppenheimer then underwrites and distributes.

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

PROPRIETARY TRADING

In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) that proposes to prohibit proprietary trading by certain financial institutions (the “Volcker Rule”) except where facilitating customer trades. The Company does not believe that this legislation will affect its business or operations as the Volcker Rule applies to banks and other subsidiaries of bank holding companies only.

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

Fixed Income – Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade and distressed corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. The Company has made a determination for the short to intermediate term to refrain from positioning fixed income securities issued by European sovereign states or their agencies until prevailing conditions stabilize and improve. As of December 31, 2013, the Company did not have any exposure to European sovereign debt.

Through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements’), the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions.

Proprietary Trading and Investment Activities – Oppenheimer holds positions in its trading accounts in securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including: a convertible bond department, a risk arbitrage department, a corporate bond department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares, unit investment trusts and short term debt instruments. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread or to profit from investment. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer and OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.

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

SECURITIES LENDING

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

OPPENHEIMER & CO. INC.

Oppenheimer is a registered broker-dealer in securities under the Securities Exchange Act of 1934 and transacts business on various exchanges, including the New York Stock Exchange, Inc. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located throughout the United States. In addition, Oppenheimer conducts business in Israel and Latin America.

OPPENHEIMER ASSET MANAGEMENT INC.

OAM is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). OAM’s investment advisory business involves the provision of investment advice to clients through separate accounts and wrap fee programs.

OPY CREDIT CORP.

Through OPY Credit Corp., the Company utilized a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third party borrowers identified by the Company. This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrowers or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also, in certain circumstances, assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2013, there were no outstanding loans in place.

OPPENHEIMER TRUST COMPANY

Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2013, Oppenheimer Trust held custodial assets of approximately $489.6 million. See “Other Requirements” below.

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

Oppenheimer executes its own and certain of its correspondents’ securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States. For transactions executed in local markets in Europe and Asia, Oppenheimer uses BNP Paribas Securities Services for execution, clearing, and settlement on an introduced basis. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer is also a futures commission merchant and clears commodities transactions on a number of commodities exchanges for its clients that trade commodities through a correspondent firm on an omnibus basis.

EMPLOYEES

At December 31, 2013, the Company employed 3,517 employees (3,435 full-time and 82 part-time), of whom approximately 1,388 were financial advisers.

COMPETITION

Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has been increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including: mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.

During the financial crisis and currently, several key market events drastically altered the landscape for financial institutions. Voluntary and involuntary consolidations among, and government assistance provided to, U.S. financial institutions has led to a greater concentration of capital and market share among large financial institutions. This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, as well as such institutions deriving an aura of stability in the mind of the public (“too big to fail”), may put the Company at a significant competitive disadvantage.

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

BUSINESS CONTINUITY PLAN

The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counterparties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences, which by their very nature are unpredictable, which can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances, it is the Company’s intention to remain in business and to provide ongoing investment services as if no disruption had occurred.

Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates a primary data center as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to our business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. The Company’s headquarters and the primary location for its technology infrastructure are both supported by emergency generator back-up. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.

The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The Company was able to return to its headquarters facilities beginning in December 2012 and the locations returned to full utility power in March 2013.

REGULATION

Self-Regulatory Organization Membership - Oppenheimer is a member firm of the following self-regulatory organizations (“SROs”): the Financial Industry Regulatory Authority (“FINRA”), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association. In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board (“MSRB”) for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe

Ltd. is regulated by the Financial Conduct Authority (“FCA”) in the United Kingdom and the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission (“SFC”) in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association (“SIFMA”), a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

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

Oppenheimer and certain of its affiliates are also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and its research department activities.

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

The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting”.

In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control and monitor the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All the relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals that have been implemented or are being considered in the U.S. and Europe include creating a new regulator for certain activities, regulating and/or prohibiting proprietary trading for certain deposit taking institutions, controlling the amount and timing of compensation to “highly paid” employees, creating new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increasing the disclosures provided to clients, and creating a tax on securities transactions. The Volcker Rule is targeted to become effective on July 21, 2015. In December 2012, France began applying a .2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own transaction tax on financial transactions in early 2013. The European Markets are attempting to enact a transaction tax on financial transactions that would be imposed on all financial transactions originating in the Euro zone. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company. The impact of any of, or more than one of, the foregoing could have a material adverse effect on our business, financial condition and results of operations. Certain of the rule-making described above remains under consideration and has been subject to numerous changes and postponements in both the requirements of such rules and the implementation date(s).

Trust Company Regulation – Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner.

REGULATORY CAPITAL REQUIREMENTS

As registered broker-dealers and member firms regulated by FINRA, Oppenheimer and Freedom are subject to certain net capital requirements pursuant to Rule 15c3-1 (the “Net Capital Rule”) promulgated under the Exchange Act. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in liquid form.

Oppenheimer elects to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under the alternative method, Oppenheimer is required to maintain a minimum “net capital”, as defined in the Net Capital Rule, at least equal to 2% of the amount of its “aggregate debit items” computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $1.5 million, whichever is greater. “Aggregate debit items” are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer’s indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

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

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer, in the amount of $30.0 million including interest and costs on a claim of approximately $140.0 million (adjusted down from $253.0 million). The effect of the award resulted in a fourth quarter after-tax charge of $17.9 million. Oppenheimer Holdings Inc., the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award.

Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the Markets of Financial Instruments Directive (“MiFID”). Under its current status, Oppenheimer Europe Ltd.’s capital resource requirement is the higher of the base capital resource requirement (€50,000), or the sum of the credit risk capital and the market risk capital requirements, or the fixed overheads requirement, which is equal to 25% of the firm’s relevant fixed expenditures as defined by the FCA.

Oppenheimer Investments Asia Limited was approved by the Hong Kong Securities and Futures Commission to place securities of U.S. listed companies with institutional clients and to provide corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD $3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.

OMHHF was approved to be a non-supervised HUD mortgagee under Title II of the U.S. Department of Housing and Urban Development (“HUD”). To maintain its status as an approved lender for HUD, OMHHF is required to meet and maintain various eligibility criteria established by HUD, such as minimum net worth, operational liquidity and collateral requirements. At December 31, 2013, OMHHF was required to maintain a minimum net worth of $2.5 million.

See Note 18 to the consolidated financial statements for the year ended December 31, 2013 appearing in Item 8 for further information on the Company’s regulatory capital requirements.

OTHER REQUIREMENTS

Senior Secured Notes

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. The Notes were filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. At December 31, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

On March 22, 2013, S&P lowered its rating on the Company and on the Notes to ‘B’ from ‘B+’ with a stable outlook citing recent weak operating results and ongoing legal and litigation costs related to ARS. The downgrade could negatively impact the Company’s business. On June 5, 2013, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and “B2’ rating on the Notes.

Interest expense for the year ended December 31, 2013 on the Notes was $17.1 million ($17.1 million in 2012 and $12.5 million in 2011). Interest paid on the Notes for the year ended December 31, 2013 was $17.1 million ($17.1 million in 2012).

Other debt

Through OMHHF, which is engaged in commercial mortgage origination and servicing, the Company utilizes an uncommitted warehouse facility line from PNC Bank (“PNC”) under which OMHHF pledges FHA - guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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

AVAILABLE INFORMATION

The Company’s principal place of business is at 85 Broad Street, New York, NY 10004 and its telephone number is (212) 668-8000. The Company’s Internet address is http://www.opco.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2013 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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

In February 2008, the market for auction rate securities (“ARS”) began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 15% of the overall ARS issued into the ARS market remain outstanding at December 31, 2013. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.

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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. The ultimate amount of ARS to be repurchased by the Company under the settlements with Regulators or legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters” and “Off-Balance Sheet Arrangements” for additional details.

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

The Company’s customers held at Oppenheimer approximately $166.8 million of ARS at December 31, 2013, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIBs”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time. If the Company was to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and, in the case of the MSD, may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won’t seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See “Legal Proceedings.”

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

Performance in the financial services industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on the Company’s results of operations and financial condition. These conditions are a product of many factors, which are mostly unpredictable and beyond the Company’s control, and may affect the decisions made by financial market participants. Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company’s principal businesses. For example:

•	The Company’s investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company’s role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as we have observed in recent years, the volume and size of capital-raising transactions and acquisitions and dispositions typically decrease, thereby reducing the demand for the Company’s investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company’s pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including but not limited to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company’s business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues.

•	A portion of the Company’s revenues are derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company’s funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company’s business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values under management may ultimately decline, which would negatively impact fee revenues.

•	A downturn in the financial markets may result in a decline in the volume and value of trading transactions and, therefore, may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads. A further downturn could negatively impact the Company’s ability to generate revenue.

•	Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity. Under these extreme conditions, the Company’s risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•	Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, under Item 7.

•	Changes in interest rates (especially if such changes are rapid), high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue.

•	The reduction of interest rates to all-time record lows has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC-covered deposits. If interest rates remain at the current historical low levels until late 2014, as is forecasted by the Federal Reserve, or later, the Company’s profitability will continue to be significantly negatively impacted.

•	The Company expects to continue to commit its own capital to engage in proprietary trading, investing and similar activities, and uncertain or unfavorable market or economic conditions may reduce the value of its positions, resulting in reduced revenue.

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

If the Company is unable to repay its outstanding indebtedness when due, its operations would be materially adversely affected.

At December 31, 2013, the Company had liabilities of approximately $2.4 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations or the liquidation of collateral supporting such borrowings will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations would most likely have a material adverse effect on its results of operations and financial condition.

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

Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FCA and the SFC.

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

In addition, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited are regulated by the FCA of the United Kingdom and the SFC in Hong Kong, respectively. Failure of these entities to comply with net capital requirements could subject those entities to suspension or expulsion by their respective regulators.

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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the recent worldwide credit disruptions, including the disruptions in the auction rate securities market. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer et al, in the amount of $30.0 million including interest and costs on a claim of approximately $140.0 million (adjusted down from $253.0 million). The effect of the award resulted in a fourth quarter 2012 after-tax charge of $17.9 million. See Item 1A under the caption “Risk Factors -The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market”, as well as Item 3 under the caption “Legal Proceedings” and Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters.”

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results and new accounting standards could adversely affect future reported results.

If actual experience differs from management’s estimates used in the preparation of financial statements, the Company’s consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. The Company’s accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed by the Company as critical accounting estimates, are those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

The value of the Company’s goodwill and intangible assets may become impaired.

A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see Note 19 to the consolidated financial statements for the year ended December 31, 2013 appearing in Item 8.

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

The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading);

•	employee theft and improper use of Company or client property;

•	employees conspiring with third parties to defraud the Company;

•	employees hiding unauthorized or unsuccessful activities from the Company;

•	the improper use of confidential information; or

•	employee conduct outside of acceptable norms including harassment.

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

In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup Inc., Bank of America Corporation, and American International Group, Inc. needed to accept substantial funding from the Federal government. In the fourth quarter of 2011, MF Global Holding Ltd. filed for bankruptcy protection. In August 2012, Peregrine Financial Group, Inc. was declared bankrupt and placed in receivership. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.

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

In the ordinary course of business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees, in its data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to its operations. Despite its security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. The recent increase in the number of security breaches at large retailers, credit card companies and others reflect higher risk for all companies handling sensitive client data. Any such breach could compromise its networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt its operations and the services the Company provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect its business, revenues and competitive position.

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

The Company has received notice from the current owner of rural mountainous properties in Canada that the Company may be liable for environmental claims with respect to such properties and that designate it a potentially responsible party in remedial activities for the cleanup of waste sites under applicable statutes. The Company is believed to have held title to various properties near Panorama, British Columbia, Canada from October 1942 through August 1969 and to have engaged in mining and milling operations for some part of that period. The Company was originally incorporated in British Columbia, Canada in 1933, under the name Sheep Creek Gold Mines Limited. The Company underwent a series of name changes and continuances, including from British Columbia to Ontario, from Ontario to Canadian federal jurisdiction and then, in May 2009, from Canada to Delaware.

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

The Company is not directly affected by environmental legislation, regulation or international treaties. The Company is not involved in an industry which is significantly impacted by climate changes except as such changes may affect the general economy of the United States and the rest of the world. Severe weather conditions such as storms, snowfall, and other climatic events may affect one or more offices of the Company. In October 2012, Superstorm Sandy caused dislocation and disruption of the Company’s operations. Any such event may materially impact the operations or finances of the Company. The Company maintains Disaster Recovery Plans and property insurance for such emergencies. A significant change in the climate of the World could affect the general growth in the economy, population growth and create other issues which will over time affect returns on financial instruments and thus the financial markets in general. It is impossible to predict such effects on the Company’s business and operations.

The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and other business.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Italy and France. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.

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

The Company issues two classes of shares, Class A Stock and Class B voting common stock (“Class B Stock”). At December 31, 2013, there were 99,680 shares of Class B Stock outstanding compared to 13,377,967 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.

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

At December 31, 2013, the Company had 13,377,967 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 72,573 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 1,247,476 shares of Class A Stock. The Company is further authorized to issue up to 1,116,182 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our shares of Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company’s stockholders. The market price of the Company’s Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. OMHHF operates its business out of North Wales, Pennsylvania and Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, U.K., Tel Aviv, Israel and Hong Kong and Beijing, China.

The Company and its subsidiaries own no real property but, at December 31, 2013, occupied office space totaling approximately 1.5 million square feet in 109 locations under standard commercial terms expiring between 2014 and 2020. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

In 2011, the Company signed a lease to occupy approximately 270,000 square feet on seven floors at 85 Broad Street in New York City for a term of 15 years. The costs of the consolidation of the Company’s primary business units and employees into this space will generate approximately $62 million in savings over the life of the lease. However, the expense to the Company with respect to this consolidation was approximately $11.4 million stemming from overlapping rent costs and write-offs. The Company expects to begin to generate $2.2 million in annual net savings in 2014.

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

While the ultimate resolution of routine pending litigation and other matters, including regulatory matters, cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.

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

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below under “Legal Proceedings”, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $25 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace - as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters,” and “Off-Balance Sheet Arrangements” for additional details.

As previously disclosed, Oppenheimer, without admitting or denying liability, entered into a Consent Order (the “Order”) with the MSD pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling a pending administrative proceeding related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts.

As previously disclosed, on February 23, 2010, the NYAG accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance (“AOD”) pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS. Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made seven offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and December 13, 2013. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of December 31, 2013, the Company had purchased from clients and holds (net of redemptions) approximately $91.6 million of ARS pursuant to the settlements with Regulators and legal settlements and awards.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of December 31, 2013, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at its sole discretion, upon 10 days written notice to Oppenheimer.

Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2010 through September 30, 2013 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2012, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In connection with a case formerly brought by U.S. Airways on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel Deutsche AG to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration which motion was granted on May 25, 2011. As a result of the award in favor of U.S. Airways in January 2013, the stay was lifted and Oppenheimer began prosecuting its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount of $30.0 million including interest paid to U.S. Airways plus all associated costs. Discovery is proceeding and the arbitration is scheduled to commence on May 5, 2014. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to U.S. Airways.

In addition to the ARS case discussed above, as of December 31, 2013, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately five arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $65,000 to $20.0 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of December 31, 2013, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.6 million as a result of legal settlements and awards with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” and Note 17 to the consolidated financial statements appearing in Item 8 herein as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” and “Off-Balance Sheet Arrangements” herein.

Other Pending Matters

On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia (U.S.N.D. GA). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. The parties are actively engaged in discovery. Oppenheimer believes that as a result of the foregoing the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.

In March 2010, the Company received a notice from counsel representing a receiver appointed by a state district court in Oklahoma (the “Receiver”) to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company (“Providence”), an Oklahoma insurance company. That notice demanded the return of Providence’s municipal bond portfolio of approximately $55.0 million that had been custodied at Oppenheimer beginning in January 2009. In January 2009, the municipal bond portfolio had been transferred to an insurance holding company, Park Avenue Insurance LLC (“Park Avenue”), as part of a purchase and sale transaction. Park Avenue used the portfolio as collateral for a margin loan used to fund the purchase of Providence from Providence’s parent. On October 19, 2010, Oppenheimer was named as a co-defendant in a complaint filed by the Receiver in state district court for Oklahoma County, Oklahoma captioned State of Oklahoma, ex rel. Kim Holland, Insurance Commissioner, as Receiver for Park Avenue Property and Casualty Insurance Company v. Providence Holdings, Inc., Falcon Holdings, LLC et. al alleging that all defendants conspired to unlawfully transfer the assets of Providence to Park Avenue (the “Providence Action”). On October 25, 2013, the Receiver for Providence and Oppenheimer (as well as its affiliates also named in the Providence Action) entered into a settlement agreement pursuant to which Oppenheimer agreed, to pay the Receiver $10.0 million, or a net payment of $5.1 million (after application of $4.9 million in payments received from Oppenheimer’s fidelity bond insurance carriers) in full and final settlement of any and all claims the Receiver may have against Oppenheimer in the Providence Action. In addition, in a separate settlement agreement entered into on the same day, Oppenheimer agreed to pay $500,000 in full and final settlement of any claims Receiver of Imperial Casualty and Indemnity Company (“Imperial”), an additional insolvent insurance company that was a subsidiary of Providence, may have had against Oppenheimer (the “Imperial

Action”). The settlement agreements for the Providence Action (“Providence Agreement”) and the Imperial Action (“Imperial Agreement”) were both subject to court approval and are fully independent of each other. The Providence Agreement was approved at a hearing on November 14, 2013. No timely appeal was filed and payment of $10.0 million was made to the Receiver in the Providence Action in December 2013. A hearing to approve the Imperial Agreement was adjourned on December 6, 2013 and has not been rescheduled.

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

On March 15, 2013, the Company filed in the Supreme Court of the State of New York a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s 2008 acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proven at trial. As part of the transaction, the parties had provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings and the expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. CIBC filed a motion to dismiss portions of the Company’s claims which was granted but with leave for the Company to amend its complaint. On January 30, 2014, the Company filed an amended complaint. Discovery in the case is proceeding. On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. The parties are in the process of appointing three arbitrators to conduct the arbitration. The Company believes it has meritorious defenses to the claims raised by CIBC and intends to defend against them vigorously. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters”.

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

The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2013 and 2012 fiscal years. Prices provided are based on data provided by the NYSE.

		NYSE
Class A Stock		High	Low
2013	1st Quarter	$21.00	$15.69
	2nd Quarter	$20.00	$16.75
	3rd Quarter	$19.75	$16.52
	4th Quarter	$24.80	$16.66
2012	1st Quarter	$19.69	$15.67
	2nd Quarter	$18.71	$13.21
	3rd Quarter	$18.00	$13.24
	4th Quarter	$17.42	$14.63

As at December 31, 2013, there were 1,320,049 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

As part of the consideration for certain businesses acquired in January 2008, the Company issued to CIBC warrants to purchase 1,000,000 shares of Class A Stock at an exercise price of $48.62 per share on January 14, 2013. The warrants expired worthless on April 13, 2013.

(b) The following table sets forth information about the stockholders of the Company as at February 28, 2014 as set forth in the records of the Company’s transfer agent and registrar:

	Number of shares	Number of stockholders of record
Class A Stock	13,501,626	118
Class B Stock	99,680	171

(c) Dividends

The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A Stock and Class B Stock for the fiscal years ended December 31, 2012 and 2013 and the first quarter of 2014.

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 26, 2012	February 10, 2012	February 24, 2012	$0.11
Quarterly	April 25, 2012	May 11, 2012	May 25, 2012	$0.11
Quarterly	July 26, 2012	August 10, 2012	August 24, 2012	$0.11
Quarterly	October 25, 2012	November 9, 2012	November 23, 2012	$0.11
Quarterly	January 24, 2013	February 8, 2013	February 22, 2013	$0.11
Quarterly	April 26, 2013	May 10, 2013	May 24, 2013	$0.11
Quarterly	July 26, 2013	August 9, 2013	August 23, 2013	$0.11
Quarterly	October 25, 2013	November 8, 2013	November 22, 2013	$0.11
Quarterly	January 31, 2014	February 14, 2014	February 28, 2014	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company’s need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company’s Board of Directors, from funds legally available therefore.

(d) Share-Based Compensation Plans

The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and amended in December 2011, and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together “EIP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company has and may grant options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers and key employees of the Company and its subsidiaries. Grants of options have been made to the Company’s non-employee directors on a formula basis; since 2011, restricted Class A Stock awards have been granted to the Company’s non-employee directors as approved by a committee formed for that purpose.

Oppenheimer has an Employee Share Plan (“ESP”), under which the Compensation and Stock Option Committee of the Board of Directors of the Company may grant stock awards and restricted stock awards to key management employees of the Company and its subsidiaries.

On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the “OIP”) which pursuant to its terms amends and restates each of the EIP and ESP and incorporates each of the EIP and ESP into the OIP. The OIP is subject to stockholder approval by a majority of the Class B voting stockholders of the Company at the annual meeting of the Company’s stockholders to be held on May 12, 2014.

The Company’s share-based compensation plans are described in Note 16 to the Company’s consolidated financial statements appearing in Item 8.

e) Share Performance Graph

The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Stock, (2) the Standard & Poor’s 500 Index (S&P 500), and (3) the Standard & Poor’s 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF).

Oppenheimer Holding Inc.

Class A Non-Voting Common Stock Price

Five Year Comparison

As at December 31,	2008	2009	2010	2011	2012	2013
Oppenheimer Class A Stock	100	261	207	128	138	196
S&P 500	100	123	139	139	158	205
S&P 500 / Diversified Financials	100	129	134	93	129	179

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

In 2013, the Company purchased and cancelled an aggregate of 200,578 shares of Class A Stock for total consideration of $3.6 million ($18.07 per share).

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2013.

(Expressed in thousands, except number of shares and per share amounts)
	2013	2012	2011	2010	2009
Revenue	$1,019,714	$952,612	$958,992	$1,036,273	$990,480
Net income (loss) attributable to the Company	$25,061	$(3,613)	$10,316	$38,532	$20,824
Net income (loss) per share attributable to the Company (1)
basic	$1.85	$(0.27)	$0.76	$2.89	$1.59
diluted	$1.77	$(0.27)	$0.74	$2.77	$1.55
Total assets	$2,952,720	$2,678,020	$3,527,439	$2,515,062	$2,162,582
Long term debt	$195,000	$195,000	$195,000	$122,503	$132,503
Total liabilities	$2,424,849	$2,173,019	$3,014,036	$2,007,700	$1,701,570
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Stockholders’ equity attributable to the Company	$522,518	$500,740	$508,070	$504,330	$461,012
Book value per share attributable to the Company (1)	$38.77	$36.80	$37.16	$37.73	$34.88
Number of shares of capital stock outstanding (1)	13,477,647	13,607,998	13,671,945	13,368,202	13,217,681

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of December 31, 2013, the Company provided its services from 96 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, and St. Helier, Isle of Jersey. Client assets administered by the Company as of December 31, 2013 totaled approximately $84.6 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in commercial mortgage origination and servicing. At December 31, 2013, client assets under management by the asset management groups totaled approximately $25.3 billion. At December 31, 2013, the Company employed 3,517 employees (3,435 full-time and 82 part-time), of whom approximately 1,388 were financial advisers.

Critical Accounting Estimates

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies.

Financial Instruments and Fair Value

Financial Instruments

Securities owned and securities sold, but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value, with the exception of notes receivable from employees which are carried at cost.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, less-liquid private label mortgage and asset-backed securities, certain distressed municipal securities, and auction rate securities. A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in Note 5 to the consolidated financial statements for the year ended December 31, 2013.

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2013 and 2012.

The Company elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $184.0 million and $nil, respectively.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At December 31, 2013, the book value and fair value of the loans held for sale were $74.2 million and $76.0 million, respectively.

Financing Receivables

The Company’s financing receivables include customer margin loans, securities purchased under agreements to resell (“reverse repurchase agreements”), and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

Allowance for Credit Losses

The Company’s financing receivables are secured by collateral received from clients and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or fulfill the obligation of fails to deliver. The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.

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

When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client’s account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. The assumptions of management in determining the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount. See “Legal Proceedings,” Note 15 to the consolidated financial statements appearing in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment”.

Goodwill

Goodwill arose upon the acquisitions of Oppenheimer, Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. Goodwill recorded as at December 31, 2013 has been tested for impairment and it has been determined that no impairment has occurred. See Note 19 to the consolidated financial statements appearing in Item 8 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp., including five-year contingent consideration issued as a result of such acquisition. At the end of 2012, all contingencies expired and the Company recorded a reduction of “Excess of fair value of assets acquired over cost” of $7.0 million and deferred tax liabilities of $5.0 million offset by the reversal of related customer relationship intangible assets of $630,000 and fixed assets of $65,000 on the consolidated balance sheet as of December 31, 2012 as well as a non-cash adjustment reducing occupancy expenses in the amount of $11.3 million.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2013 have been tested for impairment and it has been determined that no impairment has occurred. See Note 19 to the consolidated financial statements appearing in Item 8 for further discussion.

Intangible assets also arose from the January 2008 acquisition of the Oppenheimer Divisions from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships were being amortized on a straight-line basis over 180 months commencing in January 2008. However, due to the expiration of the five-year contingent consideration issued as part of such acquisition, remaining amounts related to the customer relationship intangible asset of $630,000 were written off in the fourth quarter of 2012. The customer relationship intangible asset was fully amortized as of December 31, 2012. The below market lease was determined to amortize on a straight-line basis over 60 months commencing in January 2008. However, due to the plan to consolidate the Company’s headquarters, the Company terminated the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011 and $3.2 million during the first quarter of 2012.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes model and applies to it a forfeiture rate based on historical experience. Key assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive share-based awards. For further discussion, see Note 16 to the consolidated financial statements appearing in Item 8.

Income Taxes

The Company records deferred taxes for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. In addition, the Company estimates and provides for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under accounting guidance. For further discussion, see Note 15 to the consolidated financial statements appearing in Item 8.

New Accounting Pronouncements

Recently adopted and recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements for the year ended December 31, 2013 appearing in Item 8.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Due to liquidity problems associated with the ARS market, ARS that lack liquidity are setting their interest rates according to a maximum rate formula. For example, an auction rate preferred security maximum rate may be set at 200% of a short-term index such as LIBOR or U.S. Treasury yield. For fair value purposes, the Company has determined that the maximum spread would be an adequate risk premium to account for illiquidity in the market. The risk of non-performance is typically reflected in the prices of ARS positions where the fair value is derived from recent trades in the secondary market (e.g., municipal ARS issued by Jefferson County, Alabama.) Accordingly, the Company adds a spread to the short-term index for each asset class to derive the discount rate. The Company uses short-term U.S. Treasury yields as its benchmark short-term index. As of December 31, 2013, the Company had a valuation adjustment (unrealized loss) of $6.5 million for ARS held in inventory.

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

Recent events have caused increased review and scrutiny on the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements to finance its short term liquidity needs (See “Liquidity”). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations.

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses to be aligned with the rapidly changing investment environment. The Company will continue to monitor the growth of OMMHF as well as its business in non-U.S. markets.

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA in the United States, the FCA in the United Kingdom, the JFSC in the Isle of Jersey, the SFC in Hong Kong , and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. Rules adopted in the U.S. and Europe would create a new regulator for certain activities, regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, and increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The proposed rule is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. This requirement may have broader implications for the capital markets as capital becomes less available. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI.

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

The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related there, have created significant costs of compliance and can be expected to continue to do so. Regulators have expanded their views of the requirements of the Patriot Act and the amount of diligence required by financial institutions of both their foreign and domestic clients.

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

On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules (“FRRs”) and reporting rules under SEC Rule 17a-5 (“Reporting Rule”) for broker-dealers. The final amendments to the FRRs make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC’s ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators. The effective date for the FRRs was October 21, 2013. The effectiveness of certain provisions of the final amendments was extended to March 3, 2014.

The Reporting Rule will require all broker-dealers to file a new unaudited quarterly Form Custody report which will provide information around custodial practices and was effective December 31, 2013. In addition, the new reporting rules provide significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new reporting rules make changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants (“AICPA”) standards to Public Company Accounting Oversight Board (“PCAOB”) standards as well as provide the SEC with access to auditors and audit workpapers. These rules are effective for fiscal years ending on or after June 1, 2014.

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisers concerning, the sale of low-priced securities. On or around August 5, 2013, FINRA issued an order accepting an offer of settlement submitted by Oppenheimer without admitting or denying the recitation of facts and violative conduct set forth in the order (the “Order”). The Order states that from August 2008 through September 2010 seven brokers in five branch offices of Oppenheimer permitted the sale of low priced securities (“penny stocks”) that were neither registered or exempt from registration under the Securities Act and Oppenheimer’s supervisory system failed to prevent such violations. In addition, FINRA determined Oppenheimer failed to follow up on specific red flags relating to the sale of penny stocks and Oppenheimer’s AML program failed to detect suspicious activity related to penny stock sales. FINRA determined this activity violated FINRA Rule 2010, 2110 and 3310. As a result, Oppenheimer was censured and paid a total fine of $1,425,000. Oppenheimer also agreed to retain an independent consultant to conduct a review of its policies, systems, procedures and training relating to the receipt or purchase and subsequent sale of penny stocks, the supervision of Foreign Financial Institutions (“FFIs”) and its anti-money laundering procedures related to FFIs and the handling of movement of securities. The independent consultant completed its review and filed its report with Oppenheimer and FINRA in January 2014.

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

Since the third quarter of 2010, Oppenheimer has been responding to information requests by the SEC related to the trading of low priced securities by one former financial advisor in one of Oppenheimer’s branch offices and the supervision related thereto. Both branch and headquarters personnel, including members of senior management, have provided on-the-record testimony in connection with the investigation.

Oppenheimer is continuing to cooperate with the investigating entities.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds (“ETFs”). Several Oppenheimer employees have provided on-the-record testimony in connection with the investigation.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the appropriateness of certain compensation earned in trading several issues of municipal bonds by one of its traders in 2008 and 2009. Oppenheimer has responded to document requests and there has been on-

the-record testimony by several of its employees, including the trader. In December 2013, FINRA issued an Order Accepting the Offer of Settlement (“Order”) previously submitted by Oppenheimer. Pursuant to the Order, Oppenheimer agreed to (i) pay a fine of $675,000, (ii) pay approximately $247,000 in restitution to customers and (iii) provide a written report to FINRA six, twelve and eighteen months after the date of the Order regarding the effectiveness of Oppenheimer’s policies regarding the pricing of municipal securities transactions for its customers. Oppenheimer has paid the fine and restitution and all amounts were fully reserved for at December 31, 2013. In connection with the foregoing, the trader also separately agreed to pay a fine of $100,000 and agree not to be associated with Oppenheimer or any other broker dealer for a period of 60 days.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2013, the Company purchased and holds (net of redemptions) approximately $91.6 million in ARS from its clients. In addition, the Company is committed to purchase another $29.1 million in ARS from clients through 2016 under legal settlements and awards.

The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2013 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $166.8 million of ARS at December 31, 2013, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Off-Balance Sheet Arrangements” for additional details.

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

As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See “Legal Proceedings” herein and Note 17 to the consolidated financial statements appearing in Item 8.

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company made infrastructure investments for technology in 2010 when it built a new data center both to accommodate its existing and future business and to restructure its disaster recovery planning. The move to new headquarters in 2012 has required additional outlays for this purpose although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company’s infrastructure and occupancy.

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

Results of Operations

The Company reported net income attributable to Oppenheimer Holdings Inc. of $25.1 million or $1.85 per share compared with a net loss of $3.6 million or ($0.27) per share for the year ended December 31, 2012. Revenue for the year ended December 31, 2013 was $1.02 billion compared with $952.6 million for the year ended December 31, 2012, an increase of 7.0%.

The following table sets forth the amount and percentage of the Company’s revenue from each principal source for each of the following years ended December 31:

(Amounts are expressed in thousands)

	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commissions	$486,767	48%	$469,865	49%	$492,228	51%
Principal transactions, net	43,768	4%	54,311	6%	47,660	5%
Interest	53,216	5%	57,662	6%	56,779	6%
Investment banking	97,977	10%	89,477	10%	119,202	12%
Advisory fees	274,178	27%	222,732	23%	197,097	21%
Other	63,808	6%	58,565	6%	46,026	5%

Total revenue	$1,019,714	100%	$952,612	100%	$958,992	100%

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

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

(Expressed in thousands)

	2013 versus 2012		2012 versus 2011
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$16,902	3.6	$(22,363)	(4.5)
Principal transactions, net	(10,543)	(19.4)	6,651	14.0
Interest	(4,446)	(7.7)	883	1.6
Investment banking	8,500	9.5	(29,725)	(24.9)
Advisory fees	51,446	23.1	25,635	13.0
Other	5,243	9.0	12,539	27.2

Total revenue	67,102	7.0	(6,380)	(0.7)

Expenses
Compensation and related expenses	49,525	7.9	(356)	(0.1)
Clearing and exchange fees	731	3.1	(1,241)	(5.0)
Communications and technology	2,458	3.9	686	1.1
Occupancy and equipment costs	3,940	6.3	(13,691)	(17.9)
Interest	(8,944)	(25.5)	(2,940)	(7.7)
Other	(25,044)	(17.7)	29,537	26.3

Total expenses	22,666	2.4	11,995	1.3

Income (loss) before income taxes	44,436	*	(18,375)	(103.1)
Income tax provision (benefit)	17,432	5,380.2	(4,907)	(93.8)

Net income (loss) for the year	27,004	*	(13,468)	(106.7)
Net income attributable to non-controlling interest, net of tax	(1,670)	(60.5)	461	20.0

Net income (loss) attributable to Oppenheimer Holdings Inc.	$28,674	*	$(13,929)	(135.0)

*	Not comparable

Fiscal 2013 compared to Fiscal 2012

Commission revenue was $486.8 million for the year ended December 31, 2013, an increase of 3.6% compared with $469.9 million in 2012, primarily attributable to higher institutional equities and taxable fixed income activities in the second half of 2013. The increased activities were due to the strong performance of the U.S. equity markets as the S&P 500 return for 2013 was 32.2%.

Principal transactions revenue was $43.8 million for the year ended December 31, 2013, a decrease of 19.4% compared with $54.3 million in 2012. The decrease was primarily due to a reduction in the valuation adjustment related to auction rate securities in 2012, a reduction of trading profits associated with corporate and municipal bonds, as well as losses in government bonds in 2013. The reduction of trading profits was largely due to the increase in interest rates during the period. During the year ended December 31, 2013, the valuation adjustment for ARS increased $1.4 million which resulted in a reduction of principal transactions revenue. The increase in the valuation adjustment was comprised of $1.4 million on ARS owned and $nil on ARS purchase commitments.

Interest revenue was $53.2 million for the year ended December 31, 2013, a decrease of 7.7% compared with $57.7 million in 2012, primarily as a result of a reduction in interest revenue associated with reverse repurchase agreements. The notional amount of the reverse repurchase agreements decreased significantly in 2013.

Investment banking revenue was $98.0 million for the year ended December 31, 2013, an increase of 9.5% compared with $89.5 million in 2012. The increase was primarily attributable to higher equity underwriting fees in the third and fourth quarter of 2013.

Advisory fees were $274.2 million for the year ended December 31, 2013, an increase of 23.1% compared with $222.7 million in 2012. The increase was due to market appreciation on current assets under management as well as a 6.7% increase in new assets. Assets under management increased 21.2% from $20.9 billion to $25.3 billion from December 31, 2012 to December 31, 2013, 11.4% from $20.1 billion to $22.4 billion from March 31, 2012 to March 31 2013,12% from $20.1 billion at June 30, 2012 to $22.5 billion at June 30, 2013, and 12.8% from $21.1 billion to $23.8 billion from September 30, 2012 to September 30, 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Other revenue was $63.8 million for the year ended December 31, 2013, an increase of 9.0% compared to $58.6 million in 2012. The increase was primarily due to the increase in the value of assets underlying the deferred compensation plan and higher nontaxable benefits received with respect to life insurance on certain employees of which the Company is the beneficiary.

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $675.9 million during the year ended December 31, 2013, an increase of 7.9% over the year ended December 31, 2012. Compensation as a percentage of revenue was 66.3% during the year ended December 31, 2013 compared to 65.8% for the year ended December 31, 2012. An increase in production-related compensation contributed to much of the increase due to payouts associated with higher management and performance fees on managed products. Share-based compensation increased due to the increase in the value of stock appreciation rights associated with the Company’s stock. Incentive and deferred compensation also increased during the period.

Non-compensation expenses were $299.9 million during the year ended December 31, 2013, a decrease of 8.2% compared to $326.7 million during the same period last year which was negatively impacted by increased litigation costs associated with an arbitration award rendered against the Company in an auction rate securities-related matter.

Fiscal 2012 compared to Fiscal 2011

Commission revenue was $469.9 million in the year ended December 31, 2012, a decrease of 4.5% compared to $492.2 million in 2011 due to a lower volume of business in the year ended December 31, 2012 compared to 2011.

Principal transactions revenue was $54.3 million in the year ended December 31, 2012, an increase of 14.0% compared to $47.7 million in 2011. Revenue from equities, corporate bonds, agencies and municipals trading as well as an increase in the value of the Company’s investments added $17.4 million in the year ended December 31, 2012 compared to 2011. These gains were offset by decreases of $9.6 million in U.S. government and agencies trading and repurchase agreements as well as the negative effect of the valuation adjustment for auction rate securities owned and committed to purchase from clients of $3.1 million. During the year ended December 31, 2012, the valuation adjustment for ARS increased $3.1 million which resulted in a reduction of principal transactions revenue. The increase in the valuation adjustment was comprised of $2.5 million on ARS owned and $596,000 on ARS purchase commitments.

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

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $626.4 million during the year ended December 31, 2012, essentially flat compared to $626.8 million in 2011. Compensation as a percentage of revenue was 65.8% during the year ended December 31, 2012 compared to 65.4% for the year ended December 31, 2011.

Non-compensation expenses were $326.7 million during the year ended December 31, 2012, an increase of 3.9% compared to $314.4 million during the same period in the previous year. The increase of $12.3 million in non-compensation expenses was mainly attributable to an increase of other expenses of $30.0 million due to the outcome of the U.S. Airways arbitration, offset by an $11.3 million non-cash adjustment recorded in occupancy expenses. The non-cash adjustment was related to the expiration of a five year contingent consideration issued as part of the Company’s acquisition of the U.S. capital markets division from Canadian Imperial Bank of Commerce in January 2008.

The table below presents information about the reported revenue and net income (loss) before taxes of the Company’s business segments for the years ended December 31, 2013 and 2012:

(Expressed in thousands)
	For the Twelve Months Ended
	December 31,
	2013	2012	% Change
Revenue
Private Client	$600,071	$550,797	8.9
Asset Management	102,214	84,160	21.5
Capital Markets	281,377	283,139	(0.6)
Commercial Mortgage Banking	34,144	35,682	(4.3)
Corporate/Other	1,908	(1,166)	*

	1,019,714	952,612	7.0

Income (Loss) before income taxes
Private Client	65,924	53,487	23.3
Asset Management	40,951	25,436	61.0
Capital Markets	6,968	(15,324)	*
Commercial Mortgage Banking	11,413	15,267	(25.2)
Corporate/Other	(81,347)	(79,393)	(2.5)

	$43,909	$(527)	*

*	Not comparable

Private Client

Private Client reported revenue of $600.1 million for the year ended December 31, 2013, 8.9% higher than the year ended December 31, 2012. Income before income taxes was $65.9 million, an increase of 23.3% compared with the year ended December 31, 2012, driven by increases in both transactional and fee-based business during the year ended December 31, 2013 compared with the same period of 2012. The fee-based business includes both management and performance fees which were up $23.8 million and $11.9 million, respectively, over the same period in 2012. Performance fees are computed at the underlying fund’s year-end when the measurement period ends and generally are earned in the fourth quarter of the Company’s fiscal year.

•	Retail commissions were $326.1 million for the year ended December 31, 2013, an increase of 0.4% over the prior year period.

•	Advisory fee revenue on traditional and alternative managed products was $177.4 million for the year ended December 31, 2013, an increase of 23.4% over the prior year period (see Asset Management below for further information).

•	Performance fees from the participation in hedge funds were $17.8 million for the year ended 2013 compared with $5.9 million over the prior period, an increase of 203.1%. Performance fees, allocated to this business segment, are computed at the underlying fund’s year-end when the measurement period ends and generally are earned in the fourth quarter of the Company’s fiscal year.

•	Money market fees were reduced by waivers in the amount of $30.4 million during the year ended December 31, 2013 versus waivers of $24.8 million during the year ended December 31, 2012.

Asset Management

Asset Management reported revenue of $102.2 million for the year ended December 31, 2013, 21.5% higher than the year ended December 31, 2012. Income before income taxes was $41.0 million, an increase of 61.0% compared with the same period of 2012, as a result of increased management and performance fees earned on managed products.

•	Advisory fee revenue on traditional and alternative managed products was $96.8 million for the year ended 2013, an increase of 22.5% over the prior year period.

•	Performance fees from the participation in hedge funds were $15.5 million for the year ended December 31, 2013 compared with $4.9 million for the year ended December 31, 2012, an increase of 216.3%. Performance fees, allocated to this business segment, are computed at the underlying fund’s year-end when the measurement period ends and generally are earned in the fourth quarter of the Company’s fiscal year.

•	AUM increased 21.2% to $25.3 billion at December 31, 2013, a record for the Company, compared to $20.9 billion at December 31, 2012, which is the basis for advisory fee billings for the first quarter of 2014. The increase in AUM was comprised of asset appreciation of $3.0 billion and net new assets of $1.4 billion. The following table presents changes in AUM for the year ended December 31, 2013:

(Expressed in thousands)
	For the Year Ended December 31, 2013
	Beginning			Appreciation	Ending
	Balance	Contributions	Redemptions	(Depreciation)	Balance
Fund Type
Traditional (1)	$17,027	$2,828	$(1,473)	$2,557	$20,939
Institutional Fixed Income (2)	1,173	53	(112)	80	1,194
Alternative Investments:
Hedge funds (3)	2,164	379	(293)	457	2,707
Private Equity Funds (4)	523	—	—	(54)	469

	$20,887	$3,260	$(1,878)	$3,040	$25,309

(1)	Traditional investments include third party advisory programs, Oppenheimer financial advisor managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
(3)	Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.
(4)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

Capital Markets

Capital Markets reported revenue of $281.4 million for the year ended December 31, 2013, 0.6% lower than the year ended December 31, 2012. Income before income taxes was $7.0 million for the year ended December 31, 2013 compared with a loss before income taxes of $15.3 million for the same period of 2012, due to higher equity underwriting fees and lower litigation costs.

•	Institutional equities commissions were $106.5 million for the year ended December 31, 2013, an increase of 2.7% compared with the prior year period.

•	Advisory fees from investment banking activities decreased 30.5% to $27.1 million in the year ended December 31, 2013 compared with the prior year period.

•	Equity underwriting fees increased $15.7 million or 43.8% to $51.4 million for the year ended December 31, 2013 compared with the prior year period.

•	Revenue from Taxable Fixed Income decreased 3.7% to $80.8 million for the year ended December 31, 2013 compared with the prior year period.

•	Public Finance and Municipal Trading revenue was down 19.1% to $21.9 million for the year ended December 31, 2013 compared with the prior year period.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $34.1 million for the year ended December 31, 2013, 4.3% lower than the year ended December 31, 2012, due to a decrease in the dollar volume of loans originated during the 2013 period offset by adjustments made for unfunded loan commitments extended and changes in the value of MSRs. Income before income taxes was $11.4 million, a decrease of 25.2% compared with the same period of 2012.

•	Loan origination fees for the year ended December 31, 2013 were $7.2 million as the Company originated 62 commercial loans with an aggregate principal loan balance of $589.0 million.

•	Net servicing revenue for the year ended December 31, 2013 was $5.1 million compared with $4.2 million for the comparable period in 2012.

Liquidity and Capital Resources

At December 31, 2013, total assets increased by 10.3% from December 31, 2012 primarily due to the Company’s increase of its inventory of government and agency securities, increase in reverse repurchase agreements and loans held for sale, and offset by reduction in securities borrowed. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2013, the Company had $118.2 million of such borrowings outstanding compared to outstanding borrowings of $128.3 million at December 31, 2012. The Company also has some availability of short-term bank financing on an unsecured basis.

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

The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements, which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital for Oppenheimer Europe Ltd. and

Oppenheimer Investments Asia Limited requirements were $3.4 million and $387,000, respectively, at December 31, 2013. See Note 18 to the consolidated financial statements appearing in Item 8. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of money market funds and to a lesser extent cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and to a lesser extent cash and money market funds. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.6 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2013 were those earnings to be repatriated. See Note 15 to the consolidated financial statements appearing in Item 8. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Italy and France. The negative impact of any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. Recent concerns over a potential default by the U.S. Government due to the inability of the Congress to adopt a long term solution to the debt limit have increased concerns over the use of short term U.S. securities as collateral for repurchase agreements. See Item 1A “Risk Factors- The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business”.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and settlements of legal proceedings, the Company has purchased and will, subject to the terms and conditions of the settlements, continue to purchase ARS on a periodic basis. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters” and “Off-Balance Sheet Arrangements” for additional details.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2013, the Company was in compliance with all of its covenants.

Interest expense as well as interest paid for the year ended December 31, 2013 on the Notes was $17.1 million.

On July 12, 2011, the Company’s Registration Statement on Form S-4, filed to register the exchange of the Notes for fully registered Notes, was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2013.

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

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $13.9 million in forgivable notes to employees (which are inherently illiquid) for the year ended December 31, 2013 ($14.6 million for the year ended December 31, 2012) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and hiring activity.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2013, bank call loans were $118.2 million ($128.3 million at December 31, 2012). The average bank loan outstanding for the year ended December 31, 2013 was $164.4 million ($73.2 million for the year ended December 31, 2012). The largest bank loan outstanding for the year ended December 31, 2013 was $392.3 million ($316.3 million for the year ended December 31, 2012). The average weighted interest rate on bank call loans applicable on December 31, 2013 was 1.28%.

At December 31, 2013, securities loan balances totaled $211.6 million ($190.4 million at December 31, 2012). The average daily securities loan balance for the year ended December 31, 2013 was $222.0 million ($290.3 million for the year ended December 31, 2012). The largest stock loan balance for the year ended December 31, 2013 was $292.9 million ($400.5 million for the year ended December 31, 2012).

The Company finances its government trading operations through the use of reverse repurchase agreements and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in “book entry” form and certain other requirements are met.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $184.0 million and $nil, respectively.

At December 31, 2013, the gross balances of reverse repurchase agreements and repurchase agreements were $389.4 million and $962.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2013 was $3.2 billion and $3.7 billion, respectively ($6.0 billion and $6.8 billion, respectively, for the year ended December 31, 2012). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2013 was $8.9 billion and $9.5 billion, respectively ($8.8 billion and $9.6 billion, respectively, for the year ended December 31, 2012).

At December 31, 2013, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended December 31, 2013 was $nil. At December 31, 2013, the gross leverage ratio was 5.6.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”) - guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At December 31, 2013, OMHHF had $54.6 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the year ended December 31, 2013 was $764,500 ($895,000 in 2012). OMHHF also receives funding from its immediate parent company.

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer in the amount of $30.0 million including interest and costs on a claim of approximately $140.0 million (adjusted down from $253.0 million). The effect of the award resulted in a fourth quarter of 2012 after-tax charge of $17.9 million. The Company, the ultimate parent of Oppenheimer, has contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award. Oppenheimer paid its respective share of the award on February 25, 2013.

On October 25, 2013, the Company executed a settlement agreement with the receiver appointed by a state district court in Oklahoma to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company in an action that was filed in March 2010. The Company agreed to a settlement amount of $10.0 million. The Company recovered insurance proceeds of $4.9 million reducing its net amount due under the settlement agreement to $5.1 million. In addition, the Company agreed to pay $500,000 in full and final settlement of any claims the receiver may have had in an action filed by the receiver in connection with an affiliated insurance company. The former was approved by the court and $10.0 million was paid in November 2013 and the latter is still pending court approval. Both of these settlement agreements are fully independent of each other.

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

Funding Risk

(Expressed in thousands)
	For the year ended
	December 31,
	2013	2012
Cash provided by (used in) operating activities	$(3,429)	$(9,452)
Cash used in investing activities	(14,012)	(14,739)
Cash provided by (used in) financing activities	(19,631)	89,228

Net (decrease) increase in cash and cash equivalents	$(37,072)	$65,037

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting “Forward-Looking Statements”).

Other Matters

During the fourth quarter of 2013, the Company issued 5,000 shares of Class A Stock pursuant to the Company’s share-based compensation programs.

On November 22, 2013, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totalling approximately $1.5 million from available cash on hand.

On January 31, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on February 28, 2014 to stockholders of record on February 14, 2014.

The book value of the Company’s Class A and Class B Stock was $38.77 at December 31, 2013 compared to $36.80 at December 31, 2012, based on total outstanding shares of 13,477,647 and 13,607,998, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2013 was 14,124,060 compared to 13,602,205 outstanding on December 31, 2012.

Off-Balance Sheet Arrangements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2013, the Company purchased and holds (net of redemptions) approximately $91.6 million in ARS from its clients. In addition, the Company is committed to purchase another $29.1 million in ARS from clients through 2016 under legal settlements and awards.

The Company’s purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company’s operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer. Various offer scenarios are discussed in terms of which Eligible Investors should receive a Purchase Offer. The primary criteria to date in terms of determining which Eligible Investors should receive a Purchase Offer has been the amount of household account equity each Eligible Investor had with the Company in February 2008. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2013, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2013 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans. At December 31, 2013, the amount of ARS held by the Company that was below investment grade was $3.0 million and the amount of ARS that was unrated was $150,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at December 31, 2013
		Valuation
Product	Principal	Adjustment	Fair Value
Auction Rate Securities (“ARS”) Owned (1)	$91,630	$6,506	$85,124
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with Regulators (4)	—	—	—
Legal Settlements and Awards (5)	29,054	2,600	26,455

Total	$120,684	$9,106	$111,579

(1)	Principal amount represents the par value of the ARS and is included in securities owned in the consolidated balance sheet at December 31, 2013. The valuation adjustment amount is included as a reduction to securities owned in the consolidated balance sheet at December 31, 2013.
(2)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2013.
(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until beneficial owner selects the individual ARS to be purchased.
(4)	Commitments to purchase under settlements with Regulators at December 31, 2013. Eligible Investors for future buybacks under the settlements with Regulators held approximately $126.2 million of ARS as of December 31, 2013.
(5)	Commitments to purchase under various legal settlements and awards with clients through 2016.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $9.1 million as of December 31, 2013. The valuation adjustment is comprised of $6.5 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of December 31, 2013 and $2.6 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At December 31, 2013, the Company did not have any outstanding ARS purchase commitments related to the settlements with Regulators. However, Eligible Investors for future buybacks under the settlements with Regulators held approximately $126.2 million of ARS as of December 31, 2013. Since the Company was not committed to purchase this amount as of December 31, 2013, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.

Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference. Also, see “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market,” as well as Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters” for additional details.

Contractual and Contingent Obligations

The Company had contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in April 2013. The amount due of $25.0 million which is in dispute and is the subject of a breach of contract action filed by the Company has been placed in escrow pending the outcome of the dispute.

On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of the Notes issued in the amount of $200.0 million. See Note 11 to the consolidated financial statements appearing in Item 8.

The following table sets forth the Company’s contractual and contingent commitments as at December 31, 2013:

(Expressed in millions)
		Less than 1			More than 5
	Total	year	1-3 Years	3-5 Years	Years
Minimum rentals (1)	$306	$43	$71	$58	$134
Committed Capital	5	5	—	—	—
Earn-Out (2)	25	25	—	—	—
Senior Secured Notes (3)	272	17	34	221	—
ARS Purchase Commitments (4)	29	13	16	—	—

Total	$637	$103	$121	$279	$134

(1)	On July 15, 2011, the Company signed a lease to occupy seven floors at 85 Broad Street in New York City for a term of 15 years. The commitment of $185.4 million related to this lease has been included in the table.
(2)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings agianst CIBC.
(3)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200.0 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5.0 million in November 2011. The amount also included interest payable of $76.8 million through maturity.
(4)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of legal settlements.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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

In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the NYSE. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or 50% if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the NYSE permits loans of up to 75% of the value of the equity securities in a customer’s account. Further discussion of credit risk appears in Note 6 to the Company’s consolidated financial statements appearing in Item 8.

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

At December 31, 2013 and 2012, the Company’s value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2013			VAR for Fiscal 2012
	High	Low	Average	High	Low	Average
Equity price risk	$347	$33	$190	$391	$6	$210
Interest rate risk	2,800	887	1,844	1,491	1,043	1,271
Commodity price risk	142	70	106	108	77	90
Diversification benefit	(1,509)	(644)	(1,077)	(1,144)	(630)	(898)

Total	$1,780	$346	$1,063	$846	$496	$673

(Expressed in thousands)
	VAR at December 31,
	2013	2012
Equity price risk	$33	$172
Interest rate risk	1,113	1,043
Commodity price risk	90	77
Diversification benefit	(644)	(760)

Total	$592	$532

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2013 from those reported in 2012 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2013 compared to December 31, 2012. The Company’s portfolio as at December 31, 2013 includes approximately $15.3 million ($14.0 million in 2012) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and Item 1A, “Risk Factors”.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2013 was effective.

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

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the accompanying consolidated balance sheet of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2014

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity, and of cash flows for each of two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 6, 2013, except for Note 20, as to which the date is March 7, 2014

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31,

(Expressed in thousands, except share amounts)	2013	2012
ASSETS
Cash and cash equivalents	$98,294	$135,366
Cash and securities segregated for regulatory and other purposes	36,323	33,000
Deposits with clearing organizations	23,679	25,954
Receivable from brokers, dealers and clearing organizations	364,873	479,699
Receivable from customers, net of allowance for credit losses of $2,423 ($2,256 in 2012)	868,869	817,941
Income tax receivable, net	6,562	451
Securities purchased under agreements to resell	184,825	—
Securities owned, including amounts pledged of $586,625 ($569,995 in 2012), at fair value	856,088	759,742
Notes receivable, net	40,751	47,324
Office facilities, net accumulated depreciation of $97,118 ($89,027 in 2012)	32,939	28,332
Deferred tax assets, net	—	16,340
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Loans held for sale	75,989	22,874
Mortgage servicing rights	28,879	26,983
Other assets	165,060	114,425

Total assets	$2,952,720	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$48,198	$56,586
Bank call loans	118,200	128,300
Payable to brokers, dealers and clearing organizations	223,315	204,218
Payable to customers	626,564	692,378
Securities sold under agreements to repurchase	757,491	392,391
Securities sold, but not yet purchased, at fair value	76,314	173,450
Accrued compensation	180,119	150,434
Accounts payable and other liabilities	192,552	180,262
Senior secured notes	195,000	195,000
Deferred tax liabilities, net	7,096	—

Total liabilities	2,424,849	2,173,019

Commitments and contingencies (Note 17)
Stockholders’ equity
Share capital
Class A non-voting common stock (2013 – 13,377,967 shares issued and outstanding; 2012 – 13,508,318 shares issued and outstanding)	60,065	62,048
Class B voting common stock (99,680 shares issued and outstanding)	133	133

	60,198	62,181
Contributed capital	42,407	39,231
Retained earnings	418,204	399,121
Accumulated other comprehensive income	1,709	207

Total Oppenheimer Holdings Inc. stockholders’ equity	522,518	500,740
Non-controlling interest	5,353	4,261

Total stockholders’ equity	527,871	505,001

Total liabilities and stockholders’ equity	$2,952,720	$2,678,020

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2013	2012	2011
REVENUE
Commissions	$486,767	$469,865	$492,228
Advisory fees	274,178	222,732	197,097
Investment banking	97,977	89,477	119,202
Interest	53,216	57,662	56,779
Principal transactions, net	43,768	54,311	47,660
Other	63,808	58,565	46,026

Total revenue	1,019,714	952,612	958,992

EXPENSES
Compensation and related expenses	675,936	626,411	626,767
Occupancy and equipment costs	66,758	62,818	76,509
Communications and technology	65,817	63,359	62,673
Interest	26,142	35,086	38,026
Clearing and exchange fees	24,481	23,750	24,991
Other	116,671	141,715	112,178

Total expenses	975,805	953,139	941,144

Income (loss) before income taxes	43,909	(527)	17,848
Income tax provision	17,756	324	5,231

Net income (loss) for the year	26,153	(851)	12,617
Less net income attributable to non-controlling interest, net of tax	1,092	2,762	2,301

Net income (loss) attributable to Oppenheimer Holdings Inc.	$25,061	$(3,613)	$10,316

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$1.85	$(0.27)	$0.76
Diluted	$1.77	$(0.27)	$0.74
Weighted average shares
Basic	13,577,725	13,602,205	13,638,087
Diluted	14,124,060	13,602,205	13,936,733

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,

	2013	2012	2011
(Expressed in thousands)
Net income (loss) for the year	$26,153	$(851)	$12,617

Other comprehensive income (loss)
Currency translation adjustment	1,502	415	(1,737)
Change in cash flow hedges, net of tax	—	—	1,322

Total other comprehensive income (loss), net of tax(1)	1,502	415	(415)

Comprehensive income (loss) for the year	27,655	(436)	12,202
Net income attributable to non-controlling interests, net of tax	1,092	2,762	2,301

Comprehensive income (loss) attributable to
Oppenheimer Holdings Inc.	$26,563	$(3,198)	$9,901

(1)	Total other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to non-controlling interests.

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands)	2013	2012	2011
Share capital
Balance at beginning of year	$62,181	$62,726	$51,901
Issuance of Class A non-voting common stock	1,642	1,321	10,825
Repurchase of Class A non-voting common stock for cancellation	(3,625)	(1,866)	—

Balance at end of year	60,198	62,181	62,726

Contributed capital
Balance at beginning of year	39,231	36,832	47,808
Tax deficiency from share-based awards	(78)	(720)	(1,629)
Share-based expense	5,145	3,601	4,039
Vested employee share plan awards	(1,891)	(1,316)	(13,386)
Acquisition of non-controlling interest	—	834	—

Balance at end of year	42,407	39,231	36,832

Retained earnings
Balance at beginning of year	399,121	408,720	404,414
Net income (loss) for the period attributable to Oppenheimer Holdings Inc.	25,061	(3,613)	10,316
Dividends paid ($0.44 per share)	(5,978)	(5,986)	(6,010)

Balance at end of year	418,204	399,121	408,720

Accumulated other comprehensive income (loss)
Balance at beginning of year	207	(208)	207
Currency translation adjustment	1,502	415	(1,737)
Change in cash flow hedges, net of tax	—	—	1,322

Balance at end of year	1,709	207	(208)

Total Oppenheimer Holdings Inc. stockholders’ equity	522,518	500,740	508,070

Non-controlling interest
Balance at beginning of year	4,261	5,333	3,032
Net income attributable to non-controlling interest, net of tax	1,092	2,762	2,301
Acquisition of non-controlling interest	—	(3,834)	—

Balance at end of year	5,353	4,261	5,333

Total stockholders’ equity	$527,871	$505,001	$513,403

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands)	2013	2012	2011
Cash flows from operating activities
Net income (loss) for the year	$26,153	$(851)	$12,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	9,405	10,466	11,899
Deferred income taxes	23,436	(26,642)	(745)
Amortization of notes receivable	18,762	19,515	19,699
Amortization of debt issuance costs	639	639	986
Amortization of intangible assets	—	3,889	5,390
Amortization of mortgage servicing rights	1,881	3,200	2,444
Provision for (reversal of) credit losses	167	(292)	(168)
Share-based compensation	9,249	4,191	1,100
Reduction of excess of fair value of acquired assets over cost	—	(7,020)	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	(3,323)	(2,914)	(165)
Deposits with clearing organizations	2,275	9,862	(12,588)
Receivable from brokers, dealers and clearing organizations	114,826	(191,586)	14,731
Receivable from customers	(51,095)	20,173	87,163
Income tax receivable	(6,111)	6,292	371
Securities purchased under agreements to resell	(184,825)	847,688	(500,618)
Securities owned	(96,346)	164,799	(557,522)
Notes receivable	(12,189)	(12,795)	(13,957)
Loans held for sale	(53,115)	86,382	(72,393)
Mortgage servicing rights less amortization	(3,777)	(7,388)	(11,662)
Other assets	(49,772)	(11,980)	39,506
Increase (decrease) in operating liabilities:
Drafts payable	(8,388)	4,738	(9,207)
Payable to brokers, dealers and clearing organizations	19,097	(131,392)	(35,765)
Payable to customers	(65,814)	212,482	72,980
Securities sold under agreements to repurchase	365,100	(1,116,102)	1,118,037
Securities sold, but not yet purchased	(97,136)	104,035	(90,637)
Accrued compensation	25,581	5,566	(31,614)
Accounts payable and other liabilities	11,891	(4,407)	31,655

Cash provided by (used in) operating activities	(3,429)	(9,452)	81,537

Cash flows from investing activities
Purchase of office facilities	(14,012)	(14,739)	(5,192)

Cash used in investing activities	(14,012)	(14,739)	(5,192)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,978)	(5,986)	(6,010)
Issuance of Class A non-voting common stock	150	—	337
Repurchase of Class A non-voting common stock for cancellation	(3,625)	(1,866)	—
Tax deficiency from share-based awards	(78)	(720)	(1,629)
Debt issuance costs	—	—	(4,565)
Issuance of senior secured notes	—	—	200,000
Buy-back of senior secured notes	—	—	(5,000)
Repayment of subordinated note	—	—	(100,000)
Repayment of senior secured credit note	—	—	(22,503)
Acquisition of non-controlling interest	—	(3,000)	—
(Decrease) increase in bank call loans, net	(10,100)	100,800	(119,500)

Cash (used in) provided by financing activities	(19,631)	89,228	(58,870)

Net (decrease) increase in cash and cash equivalents	(37,072)	65,037	17,475
Cash and cash equivalents, beginning of year	135,366	70,329	52,854

Cash and cash equivalents, end of year	$98,294	$135,366	$70,329

Schedule of non-cash financing activities
Employee share plan issuance	$1,492	$1,321	$10,488
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$26,492	$38,692	$60,394
Cash paid during the year for income taxes, net of refunds	$4,509	$14,254	$7,993

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Consolidated Financial Statements

1.	Organization

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company (“Oppenheimer Trust”), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with an office in the Isle of Jersey, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors.

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

2.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for purpose of inclusion in the Company’s Annual Report on Form 10-K and in its annual report to stockholders. Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3.0 million, representing 16.32% of OMHHF. As of December 31, 2013, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the consolidated balance sheet was $5.4 million.

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

Financial Instruments and Fair Value

Financial Instruments

Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.

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

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3: Unobservable inputs.

The Company’s financial instruments are recorded at fair value and generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner; less-liquid private label mortgage and asset-backed securities; certain distressed municipal securities; interest rate lock commitments where OMHHF enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates; and auction rate securities (“ARS”). A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is located in Note 5.

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

The Company elected the fair value option for those securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements”) that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At December 31, 2013, the book value and the fair value of loans held for sale was $74.2 million and $76.0 million, respectively.

Consolidation

The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. See Note 7 for further discussion. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investee is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. Accounting Standards Update (“ASU”) No. 2010-10, “Amendments for Certain

Investment Funds,” defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

Financing Receivables

The Company’s financing receivables include customer margin loans, reverse repurchase agreements, and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.

Allowance for Credit Losses

The Company’s financing receivables are secured by collateral received from clients and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or fulfill the obligation of fails to deliver. The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.

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

Goodwill

Goodwill arose upon the acquisitions of Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions, as defined below. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”). Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. Goodwill recorded at December 31, 2013 has been tested for impairment and it has been determined that no impairment has occurred. See Note 19 for further discussion.

Excess of fair value of assets acquired over cost arose from the January 2008 acquisition of certain businesses from CIBC World Markets Corp., including five-year contingent consideration issued as a result of such acquisition. At the end of 2012, all contingencies expired and the Company recorded a reduction of “Excess of fair value of assets acquired over cost” of $7.0 million and deferred tax liabilities of $5.0 million offset by the write off of related customer relationship intangible assets of $630,000 and fixed assets of $65,000 on the consolidated balance sheet as of December 31, 2012 as well as a non-cash adjustment reducing occupancy expenses in the amount of $11.3 million.

Intangible Assets

Intangible assets arose upon the acquisition, in January 2003, of the U.S. Private Client and Asset Management Divisions of CIBC World Markets Corp. (the “Oppenheimer Divisions”) and comprise trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2013 have been tested for impairment and it has been determined that no impairment has occurred. See Note 19 for further discussion.

Intangible assets also arose from the January 2008 acquisition of the Oppenheimer Divisions from CIBC World Markets Corp. and are comprised of customer relationships and a below market lease. Customer relationships were being amortized on a straight-line basis over 180 months commencing in January 2008. However, due to the expiration of the five-year contingent consideration issued as part of such acquisition, remaining amounts related to the customer relationship intangible asset of $630,000 were reversed in the fourth quarter of 2012. The below market lease was being amortized on a straight-line basis over 60 months commencing in January 2008. However, due to the consolidation of the Company’s headquarters, the Company terminated the lease which resulted in a reevaluation of the remaining useful life of the below market lease intangible asset and amortized $1.1 million in the fourth quarter of 2011 and the remaining $3.2 million during the first quarter of 2012.

Share-Based Compensation Plans

The Company estimates the fair value of share-based awards using the Black-Scholes model and applies to it a forfeiture rate based on historical results. Key assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. See Note 16 for further discussion.

Mortgage Servicing Rights

The Company’s Mortgage Servicing Rights (“MSRs”) assets are initially measured at fair value based on the present value of future net servicing income adjusted for factors such as discount rate and prepayment speeds. After initial measurement, the amortization method is used for subsequent measurement. The Company reviews the capitalized MSRs for impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. See Note 8 for further discussion.

The fair value of our MSRs is subject to market risk. Changes in interest rates influence a variety of assumptions included in the valuation of MSRs, including prepayment speeds, expected returns, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the prepayment rate of the servicing portfolio and therefore reduces the estimated fair value of MSRs.

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

Interest

Interest revenue represents interest earned on margin debit balances, securities borrowed transactions, reverse repurchase agreements, fixed income securities, firm investments, and cash and cash equivalents. Interest revenue is recognized in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates.

Asset Management

Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance fees when the return on assets under management (“AUM”) exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as at the fund’s year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company’s fiscal year. Asset management fees and performance fees are included in advisory fees in the consolidated statements of operations. Assets under management are not included as assets of the Company.

Balance Sheet Items

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

Receivables from / Payables to Brokers, Dealers and Clearing Organizations

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

Notes Receivable

The Company had notes receivable, net, from employees of approximately $40.8 million at December 31, 2013. The notes are recorded in the consolidated balance sheet at face value of approximately $104.9 million less accumulated amortization and allowance for uncollectible notes of $54.4 million and $9.7 million, respectively, at December 31, 2013. These amounts represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statements of operations in compensation and related expenses.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Reverse repurchase agreements and repurchase agreements are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated statements of operations. The Company can present the reverse repurchase and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied. See Note 6 for further discussion.

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

Debt Issuance Costs

Debt issuance costs, included in other assets, from the issuance of the senior secured notes are reported in the consolidated balance sheet as deferred charges and amortized over the term of the senior secured notes using the interest method. Debt issuance costs include underwriting and legal fees as well as other incremental expenses directly attributable to realizing the proceeds of the Notes. See Note 11 for further discussion.

Drafts Payable

Drafts payable represent amounts drawn by the Company against a bank.

Foreign Currency Translations

Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and non-monetary assets and stockholders’ equity at historical rates. Cumulative translation adjustments of $1.5 million are included in accumulated other comprehensive income on the consolidated balance sheets at December 31, 2013. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited which have the U.S. dollar as their functional currency.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax balances are determined by applying the enacted tax rates applicable to the periods in which items will reverse.

The Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively, in its consolidated statement of operations.

The Company permanently reinvests eligible earnings of it foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.

New Accounting Pronouncements

Recently Adopted

On July 27, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which gives entities the option of performing a qualitative assessment before the quantitative analysis. If entities determine the fair value of a reporting unit is more likely than not less than the carrying amount, the impairment needs to be assessed. The ASU is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company evaluated this ASU and decided to continue to perform quantitative analysis for indefinite-lived intangible assets impairment. The decision did not have a material impact on the Company’s consolidated financial statements.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. The

ASU limits the scope of the new balance sheet offsetting disclosures in ASU No. 2011-11 to derivatives, repurchase agreements, and securities lending transactions. The effective date of the ASU coincides with the effective date of the disclosure requirements in ASU No. 2011-11. The Company adopted this guidance during the period ended March 31, 2013. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements. See Note 5, Financial Instruments, below.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this guidance in the period ended March 31, 2013. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

3.	Cash and securities segregated for regulatory and other purposes

Deposits of $35.5 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2013 ($32.0 million at December 31, 2012). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

OMHHF had client funds held in escrow totaling $251.4 million at December 31, 2013 ($242.7 million at December 31, 2012) which are not required to be and, accordingly, are not carried on the Company’s consolidated balance sheet.

4.	Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2013	2012
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$274,127	$365,642
Receivable from brokers	49,803	41,091
Securities failed to deliver	9,628	10,031
Clearing organizations	27	399
Omnibus accounts	18,086	28,212
Other	13,202	34,324

	$364,873	$479,699

Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$211,621	$190,387
Securities failed to receive	5,346	11,315
Clearing organizations and other	6,348	2,516

	$223,315	$204,218

5.	Fair value measurements

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of December 31,
	2013		2012
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$596,114	$11,889	$525,255	$131,930
Corporate debt and other obligations	14,673	4,847	14,428	1,858
Mortgage and other asset-backed securities	3,395	7	2,920	18
Municipal obligations	40,166	72	49,855	467
Convertible bonds	53,719	13,922	49,130	8,868
Corporate equities	61,634	45,336	43,708	29,884
Money markets	1,263	241	2,328	325
Auction rate securities	85,124	—	72,118	100

Total	$856,088	$76,314	$759,742	$173,450

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2013 are corporate equities with estimated fair values of approximately $15.3 million ($14.0 million at December 31, 2012), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

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

Loans Held for Sale

The loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using both a discounted cash flow model and quoted observable prices from market participants. Therefore, the Company categorizes these loans held for sale in Level 2 of the fair value hierarchy.

Interest Rate Lock Commitments

OMHHF records an interest rate lock commitment upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan. The interest rate lock commitments are valued using a discounted cash flow model developed based on U.S. Treasury rate changes and other observable market data. The value is determined after considering the potential impact of collateralization, and the Company categorizes these commitments within Level 3 of the fair value hierarchy.

To-Be-Announced (“TBA”) sale contracts

TBA sale contracts of permanent loans originated or purchased at OMHHF are based on observable market prices of recently executed purchases of similar loans which are then used to derive a market implied spread, which in turn is used as the primary input in estimating the fair value of loans at the measurement date. TBA sale contracts of construction loans originated or purchased at OMHHF are based on observable market prices of recently executed purchases. The loan participation certificates are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

Mortgage Servicing Rights (“MSRs”)

The Company’s MSRs are measured at fair value on a nonrecurring basis. The MSRs are initially measured at fair value on the loan securitization date and subsequently measured on the amortized cost basis subject to quarterly impairment testing. MSRs do not trade in active open markets with readily observable pricing. Therefore the Company uses a discounted cash flow model to estimate the fair value of MSRs. The discounted cash flow model calculates the present value of estimated future net servicing income using inputs such as contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable and unobservable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.

The following key assumptions were used in determining the initial fair value of MSRs:

Discount Rate – The discount rate used for originated permanent and construction loans averaged approximately 12%.

Estimated Life – The estimated life of the MSRs is derived using a continuous prepayment rate (“CPR”) model which estimates projected prepayments of the loan portfolio by considering factors such as note rates, lockouts, and prepayment penalties at the loan level. The CPR rates used are 0% until such time that a loans prepayment penalty rate hits 4% and the vast majority range from 10% to 15% thereafter, with an average of 12%.

Servicing Costs – The estimated future cost to service the loans on an annual basis per loan averages approximately $1,250 for a permanent loan, with a considerably higher cost to service during the construction phase.

The Company does not anticipate any credit losses on the commercial mortgages it services since all of the mortgages are insured for and guaranteed against credit losses by the Federal Housing Administration (“FHA”) and the Government National Mortgage Association (“GNMA”) and are thus guaranteed by the U.S. government.

Auction Rate Securities

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2013, the Company purchased and holds (net of redemptions) approximately $91.6 million in ARS from its clients. In addition, the Company is committed to purchase another $29.1 million in ARS from clients through 2016 under legal settlements and awards. See Note 17 for further discussion.

The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2013 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $9.1 million as of December 31, 2013. The valuation adjustment is comprised of $6.5 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of December 31, 2013 and $2.6 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with Regulators and legal settlements and awards.

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been categorized as Level 1 of the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Due to liquidity problems associated with the ARS market, ARS that lack liquidity are setting their interest rates according to a maximum rate formula. For fair value purposes, the Company has determined that the maximum spread would be an adequate risk premium to account for illiquidity in the market. Accordingly, the Company applies a spread to the short-term index for each asset class to derive the discount rate. The Company uses short-term U.S. Treasury yields as its benchmark short-term index. The risk of non-performance is typically reflected in the prices of ARS positions where the fair value is derived from recent trades in the secondary market.

The ARS purchase commitment, or derivative liability, arises from both the settlements with Regulators and legal settlements and awards. The ARS purchase commitment represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The Company utilizes the same valuation methodology for the ARS purchase commitment as it does for the ARS it owns. Additionally, the present value of the future principal value of ARS purchase commitments under legal settlements and awards is used in the discounted valuation model to reflect the time value of money over the period of time that the commitments are outstanding. The amount of the ARS purchase commitment only becomes determinable once the Company has met with its primary regulator and the NYAG and agreed upon a buyback amount, commenced the ARS buyback offer to clients, and received notice from its clients which ARS they are tendering. As a result, it is not possible to observe the current yields actually paid on the ARS until all of these events have happened which is typically very close to the time that the Company actually purchases the ARS. For ARS purchase commitments pursuant to legal settlements and awards, the criteria for purchasing ARS from clients is based on the nature of the settlement or award which will stipulate a time period and amount for each repurchase. The Company will not know which ARS will be tendered by the client until the stipulated time for repurchase is reached. Therefore, the Company uses the current yields on ARS positions for auctions in which the Company participates in its discounted valuation model to determine a fair value of ARS purchase commitments. The Company also uses these current yields by asset class (i.e., auction rate preferred securities, municipal auction rate securities, and student loan auction rate securities) in its discounted valuation model to determine the fair value of ARS purchase commitments. In addition, the Company uses the discount rate and duration of ARS owned, by asset class, as a proxy for the duration of ARS purchase commitments.

Additional information regarding the valuation technique and inputs for level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at December 31, 2013
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$74,075	$3,752	$70,323	Discounted Cash Flow	Discount Rate (2)	1.38% to 1.88%	1.65%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.10% to 0.53%	0.33%
Municipal Auction Rate Securities	8,230	813	7,417	Discounted Cash Flow	Discount Rate (4)	2.62%	2.62%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.27%	0.27%
	5,975	866	5,109	Secondary Market Trading Activity	Observable trades in inactive market for in-portfolio securities	85.50% of par	85.50% of par
Student Loan Auction Rate Securities	525	75	450	Discounted Cash Flow	Discount Rate (5)	3.65%	3.65%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	1.31%	1.31%
Other(4)	2,825	1,000	1,825	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	64.60% of par	64.60% of par

	$91,630	$6,506	$85,124

Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$10,746	$535	$10,211	Discounted Cash Flow	Discount Rate (2)	1.38% to 1.88%	1.65%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.10% to 0.53%	0.33%
Municipal Auction Rate Securities	16,221	1,603	14,619	Discounted Cash Flow	Discount Rate (4)	2.62%	2.62%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.27%	0.27%
Student Loan Auction Rate Securities	1,304	185	1,119	Discounted Cash Flow	Discount Rate (5)	3.65%	3.65%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	1.31%	1.31%
Other (7)	783	277	506	Secondary Market Trading Activity	Observable trades in inactive market for in-portfolio securities	64.60% of par	64.60% of par

	$29,054	$2,600	$26,455

Total	$120,684	$9,106	$111,579

(1)	Principal amount represents the par value of the ARS and is included in securities owned in the consolidated balance sheet at December 31, 2013. The valuation adjustment amount is included as a reduction to securities owned in the consolidated balance sheet at December 31, 2013.
(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.25%.
(3)	Based on current auctions in comparable securities that have not failed.
(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.50%.
(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.45%.
(6)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2013.
(7)	Represents ARS issued by credit default obligation structure that the Company has purchased and is committed to purchase as a result of a legal settlement.

The fair value of ARS is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•	The impact of a 25 basis point increase in the discount rate at December 31, 2013 would result in a decrease in the fair value of $1.9 million does not consider a corresponding reduction in duration as discussed above. (A corresponding reduction of half a year in duration would result in a total decrease in the fair value of $1,900).

•	The impact of a 50 basis point increase in the discount rate at December 31, 2013 would result in a decrease in the fair value of $3.8 million does not consider a corresponding reduction in duration as discussed above. (A corresponding reduction of one year in duration would result in a total decrease in the fair value of $2.0 million).

These sensitivities are hypothetical and are based on scenarios where they are “stressed” and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2013, the Company had a valuation adjustment (unrealized loss) of $6.5 million for ARS owned which is included in principal transactions on the consolidated statements of operations. As of December 31, 2013, the Company also had a valuation adjustment of $2.6 million on ARS purchase commitments from settlements with Regulators and legal settlements and awards which is included in other revenue on the consolidated statements of operations. The total valuation adjustment was $9.1 million as of December 31, 2013. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

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

The following table provides information about the Company’s investments in Company-sponsored funds at December 31, 2013:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds(1)	$1,796	$—	Quarterly - Annually	30 - 120 Days
Private equity funds(2)	3,451	800	N/A	N/A

	$5,247	$800

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature of these funds, investors are not permitted to make withdrawals without consent of the general partner.

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

Valuation Process

The Finance & Accounting (“F&A”) group is responsible for the Company’s fair value policies, processes and procedures. F&A is independent from the business units and is headed by the Company’s Chief Financial Officer, who has final authority over the valuation of the Company’s financial instruments. The Finance Control Group (“FCG”) within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures. FCG is also independent from the business units and trading desks.

For financial instruments categorized in Levels 1 and 2 of the fair value hierarchy, the FCG performs a monthly independent price verification to determine the reasonableness of the prices provided by the Company’s independent pricing vendor. The FCG uses its third-party pricing vendor, executed transactions, and broker-dealer quotes for validating the fair values of financial instruments.

For financial instruments categorized in Level 3 of the fair value hierarchy measured on a recurring basis, primarily for ARS, a group comprised of the CFO, the Controller, and a financial analyst are responsible for the ARS valuation model and resulting fair valuations. Procedures performed include aggregating all ARS owned by type from firm inventory accounts and ARS purchase commitments from regulatory and legal settlements and awards provided by the Legal Department. Observable and unobservable inputs are aggregated from various sources and entered into the ARS valuation model. For unobservable inputs, the group reviews the appropriateness of the inputs to ensure consistency with how a market participant would arrive at the unobservable input. For example, for the duration assumption, the group would consider recent policy statements regarding short-term interest rates by the Federal Reserve and recent ARS issuer redemptions and announcements for future redemptions. The model output is reviewed for reasonableness and consistency. Where available, comparisons are performed between ARS owned or committed to purchase to ARS that are trading in the secondary market.

For financial instruments categorized in Level 3 of the fair value hierarchy measured on a non-recurring basis, primarily for MSRs, the OMHHF Valuation Committee, which is comprised of the OMHHF President & CEO, OMHHF CFO, OMHHF COO, and OMHHF Asset Manager, is responsible for the MSR model and resulting fair valuations. The OMHHF Valuation Committee performs its review of the model and assumptions and its impairment analysis on a quarterly basis. On an annual basis, the Company utilizes an external valuation consultant to validate that the internal MSR model is functioning appropriately. The OMHHF Valuation Committee compares assumptions used for unobservable inputs, such as for discount rates, estimated life, and costs of servicing, to that used by the external valuation consultant for reasonableness. The model output and resulting valuation multiples are reviewed for reasonableness and consistency. Where available, comparisons are performed to recent MSR sales in the secondary market. The Company’s CFO reviews the results of both the quarterly reviews and annual impairment analysis.

Assets and Liabilities Measured at Fair Value

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,268	$—	$—	$60,268
Securities segregated for regulatory and other purposes	11,495	—	—	11,495
Deposits with clearing organizations	10,492	—	—	10,492
Securities owned:
U.S Treasury securities	566,346	—	—	566,346
U.S. Agency securities	—	29,448	—	29,448
Sovereign obligations	—	320	—	320
Corporate debt and other obligations	—	14,673	—	14,673
Mortgage and other asset-backed securities	—	3,395	—	3,395
Municipal obligations	—	39,930	236	40,166
Convertible bonds	—	53,719	—	53,719
Corporate equities	61,634	—	—	61,634
Money markets	1,263	—	—	1,263
Auction rate securities	—	—	85,124	85,124

Securities owned, at fair value	629,243	141,485	85,360	856,088

Investments (1)	10,775	47,726	5,946	64,447
Loans held for sale	—	75,989	—	75,989
Securities purchased under agreements to resell (2)		184,000		184,000
Derivative contracts:
TBAs	—	2,155	—	2,155
Interest rate lock commitments	—	—	2,375	2,375

Derivative contracts, total	—	2,155	2,375	4,530

Total	$722,273	$451,355	$93,681	$1,267,309

Liabilities
Securities sold, but not yet purchased:
U.S Treasury securities	$11,837	$—	$—	$11,837
U.S. Agency securities	—	52	—	52
Corporate debt and other obligations	—	4,847	—	4,847
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	72	—	72
Convertible bonds	—	13,922	—	13,922
Corporate equities	45,336	—	—	45,336
Money markets	241	—	—	241

Securities sold, but not yet purchased at fair value	57,414	18,900	—	76,314

Investments	648	—	—	648
Derivative contracts:
U.S. treasury futures	186	—	—	186
Federal funds futures	—	18	—	18
Euro dollars futures	—	44	—	44
TBAs	—	73	—	73
Interest rate lock commitments	—	—	3,653	3,653
ARS purchase commitments	—	—	2,600	2,600

Derivative contracts, total	186	135	6,253	6,574

Total	$58,248	$19,035	$6,253	$83,536

(1)	Included in other assets on the consolidated balance sheet.
(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012

(Expressed in thousands)
	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$58,945	$—	$—	$58,945
Securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	9,095	—	—	9,095
Securities owned
U.S Treasury securities	497,546	—	—	497,546
U.S. Agency securities	—	27,690	—	27,690
Sovereign obligations	—	19	—	19
Corporate debt and other obligations	2,459	11,969	—	14,428
Mortgage and other asset-backed securities	—	2,880	40	2,920
Municipal obligations	—	49,616	239	49,855
Convertible bonds	—	49,130	—	49,130
Corporate equities	31,958	11,750	—	43,708
Money markets	2,328	—	—	2,328
Auction rate securities	—	—	72,118	72,118

Securities owned, at fair value	534,291	153,054	72,397	759,742

Investments (1)	10,477	37,088	12,954	60,519
Derivative contracts - TBAs	—	3,188	—	3,188

	$624,307	$193,330	$85,351	$902,988

Liabilities
Securities sold, but not yet purchased
U.S Treasury securities	$131,899	$—	$—	$131,899
U.S. Agency securities	—	31	—	31
Corporate debt and other obligations	—	1,858	—	1,858
Mortgage and other asset-backed securities	—	18	—	18
Municipal obligations	—	467	—	467
Convertible bonds	—	8,868	—	8,868
Corporate equities	20,946	8,938	—	29,884
Money markets	325	—	—	325
Auction rate securities	—	—	100	100

Securities sold, but not yet purchased at fair value	153,170	20,180	100	173,450

Investments	258	—	—	258
Derivative contracts:
TBAs	—	175	—	175
U.S. treasury futures	286	—	—	286
Federal funds futures	—	120	—	120
Euro dollars futures	—	4	—	4
ARS purchase commitments	—	—	2,647	2,647

Derivative contracts, total	286	299	2,647	3,232

	$153,714	$20,479	$2,747	$176,940

(1)	Included in other assets on the consolidated balance sheet.

There were no transfers between Level 1 and Level 2 assets and liabilities in the year ended December 31, 2013.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$—	$—	$(8)	$(32)	$—
Municipals	239	(3)	—	—	—	236
Auction rate securities (2)	72,118	(1,409)	21,875	(7,460)	—	85,124
Interest rate lock commitments	—	2,375	—	—	—	2,375
Investments (3)	12,954	929	1,414	(8,898)	(453)	5,946

Liabilities
Auction rate securities (2)	100	—	100	—	—	—
Interest rate lock commitments	—	(3,653)	—	—	—	3,653
ARS purchase commitments (4)	2,647	47	—	—	—	2,600

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(5)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.
(7)	Purchases and issuances in connection with ARS purchase commitments represent instances in which the Company purchased ARS securities from clients during the period pursuant to regulatory and legal settlements and awards that satisfy the outstanding commitment to purchase obligation. This also includes instances where the ARS issuer has redeemed ARS where the Company had an outstanding purchase commitment prior to the Company purchasing those ARS.
(8)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2012
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$16	$(1)	$116	$(89)	$(2)	$40
Municipals	402	21	8	(192)	—	239
Auction rate securities (2)	68,161	(2,974)	34,902	(27,971)	—	72,118
Investments (3)	12,482	415	488	(442)	11	12,954

Liabilities
Auction rate securities (2)	50	—	50	(100)	—	100
ARS purchase commitments (4)	2,347	(300)	—	—	—	2,647

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(5)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.
(7)	Purchases and issuances in connection with ARS purchase commitments represent instances in which the Company purchased ARS securities from clients during the period pursuant to regulatory and legal settlements and awards that satisfy the outstanding commitment to purchase obligation. This also includes instances where the ARS issuer has redeemed ARS where the Company had an outstanding purchase commitment prior to the Company purchasing those ARS.
(8)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

Financial Instruments Not Measured at Fair Value

The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the consolidated balance sheet. The table below excludes non-financial assets and liabilities (e.g., office facilities and accrued compensation).

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

The fair value of MSRs is based on observable and unobservable inputs and thus categorized as Level 3 in the fair value hierarchy. The fair value of MSRs is based on a discounted cash flow valuation methodology on a loan level basis that determines the present value of future cash flows expected to be realized. The fair value considers estimated future servicing fees and ancillary revenue, offset by the estimated costs to service the loans. The discounted cash flow model considers portfolio characteristics, contractually specified servicing fees, prepayment speed assumptions, delinquency rates, costs to service, late charges, and other ancillary revenue, and other economic factors such as interest rates. The fair value of MSRs is sensitive to changes in interest rates, including the effect on prepayment speeds. MSRs typically decrease in value when interest rates decline as declining interest rates tend to increase prepayments and therefore reduce the expected life of the net servicing cash flows that make up the MSR asset.

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)			Fair Value Measurement: Assets
	As of December 31, 2013		As of December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$38,026	$38,026	$38,026	$—	$—	$38,026
Cash segregated for regulatory and other purposes	24,828	24,828	24,828	—	—	24,828
Deposits with clearing organization	13,187	13,187	13,187	—	—	13,187
Receivable from brokers, dealers and clearing organizations
Deposits paid for securities borrowed	274,127	274,127	—	274,127	—	274,127
Receivables from brokers	49,803	49,803	—	49,803	—	49,803
Securities failed to deliver	9,628	9,628	—	9,628	—	9,628
Clearing organizations	27	27	—	27	—	27
Omnibus accounts	18,086	18,086	—	18,086	—	18,086
Other	13,202	13,202	—	13,202	—	13,202

	364,873	364,873	—	364,873	—	364,873
Receivable from customers	868,869	868,869	—	868,869	—	868,869

Securities purchased under agreements to resell	825	825	825			825
Other assets
Mortgage servicing rights (MSRs)	28,879	40,084	—	—	40,084	40,084
Escrow deposit (1)	25,006	25,006	25,006	—	—	25,006

(1)	Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the consolidated balance sheet (see note 3 below).

(Expressed in thousands)			Fair Value Measurement: Liabilities
	As of December 31, 2013		As of December, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,198	$48,198	$48,198	$—	$—	$48,198
Bank call loans	118,200	118,200	118,200	—	—	118,200
Payables to brokers, dealers and clearing organizations
Deposits received for securities loaned	211,621	211,621	—	211,621	—	211,621
Securities failed to receive	5,346	5,346	—	5,346	—	5,346
Clearing organizations and other	6,348	6,348	—	6,348	—	6,348

	223,315	223,315	—	223,315	—	223,315
Payables to customers	626,564	626,564	—	626,564	—	626,564
Securities sold under agreements to repurchase	757,491	757,491	—	757,491	—	757,491
Accounts payable and other liabilities
Warehouse payable (2)	54,614	54,614	—	54,614	—	54,614
Payable to third party (3)	25,006	25,006	25,006	—	—	25,006
Senior secured notes	195,000	208,529	—	208,529	—	208,529

(2)	Warehouse payable represents loans outstanding under a warehouse facility provided by a commercial bank but prior to GNMA securitization. The borrowing rates on the warehouse facility is based upon a variable interest rate of 1 month LIBOR plus a spread. The carrying amounts approximate fair value because of the short maturity of these intruments. Used to fund loans held for sale in other assets on the consolidated balance sheet.
(3)	Corresponds with escrow deposit in other assets on the consolidated balance sheet (see note 1 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2013 or 2012.

The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements were $184.0 million and $nil, respectively.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At December 31, 2013, the book value and fair value of loans held for sale was $74.2 million and $76.0 million, respectively.

Derivative Instruments and Hedging Activities

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

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. For the year ended December 31, 2012, the Company recognized a $28,000 gain in derivative income. At December 31, 2013, there were no forward or option contracts outstanding.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At December 31, 2013, the Company had 400 open short contracts for 10-year U.S. Treasury notes with a fair value of $186,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At December 31, 2013, the Company had 1,231 open contracts for Federal Funds futures with a fair value of approximately $18,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

Derivatives used for commercial mortgage banking

In the normal course of business, OMHHF enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within time frames established by OMHHF. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the “lock-in” of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, OMHHF’s policy is to enter into a TBA sale contract with the investor simultaneously with the rate lock commitment with the borrower. The TBA sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. TBA sale contracts with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	the assumed gain/loss of the expected resultant loan sale to the buyer;

•	the expected net future cash flows associated with servicing the loan ;

•	the effects of interest rate movements between the date of the rate lock and the balance sheet date ; and

•	the nonperformance risk of both the counterparty and the Company.

The fair value of the Company’s TBA sale contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the TBA sale contracts to measure the fair value.

The assumed gain/loss considers the amount that the Company has discounted the price to the borrower from par for competitive reasons, if at all, and the expected net cash flows from servicing to be received upon securitization of the loan. The fair value of the expected net future cash flows associated with servicing the loan is calculated pursuant to the valuation techniques described previously for MSRs.

To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices, and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount.

The fair value of the Company’s TBA sale contracts to investors considers the market price movement of the same type of security between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the TBA sale contracts to measure the fair value.

The fair value of the Company’s interest rate lock commitments and TBA sale contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in rate lock and TBA sale contracts is represented by the contractual amount of those instruments. Given the credit quality of our counterparties, the short duration of interest rate lock commitments and TBA sale contracts, and the Company’s historical experience with the agreements, the risk of nonperformance by the Company’s counterparties is not significant.

TBA Securities

The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the consolidated balance sheets in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue, net.

The notional amounts and fair values of the Company’s derivatives at December 31, 2013 and 2012 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2013
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$25,262	$134
	TBA sale contracts	266,415	2,021
	Interest rate lock commitments	115,569	2,375

		$407,246	$4,530

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$60,000	$186
	Federal funds futures	6,155,000	18
	Euro dollars futures	347,000	44
Other contracts	TBAs	14,547	73
	Interest rate lock commitments	76,604	3,653
	Forward start repurchase agreements	506,000	—
	ARS purchase commitments (3)	29,056	2,600

		$7,188,207	$6,574

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.
(3)	Included in other liabilities on the consolidated balance sheet.

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2012
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$121,823	$160
	TBA sale contracts	327,242	3,028

		$449,065	$3,188

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$56,000	$286
	Federal funds futures	6,070,000	120
	Euro dollars futures	15,000	4
Other contracts	TBAs	117,573	175
	ARS purchase commitments (3)	38,343	2,647

		$6,296,916	$3,232

(1)	See “Fair Value of Derivative Instruments” above for description of derivative financial instruments.
(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.
(3)	Included in other liabilities on the consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the consolidated statement of operations for the years ended December 31, 2013 and 2012:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Year Ended December 31, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. treasury futures	Principal transaction revenue	$906
	Federal funds futures	Principal transaction revenue	(289)
	Euro dollars futures	Principal transaction revenue	5
Other contracts	TBAs	Principal transaction revenue	61
	TBAs sale contracts	Other	2,021
	Interest rate lock commitments	Other	(1,277)
	ARS purchase commitments	Principal transaction revenue	46

			$1,473

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Year Ended December 31, 2012
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Interest rate contracts	Caps	N/A	$(12)
Commodity contracts	U.S. treasury futures	Principal transaction revenue	(972)
	Federal funds futures	Principal transaction revenue	(17)
	Euro dollars futures	Principal transaction revenue	(10)
Foreign exchange contracts	Options	Other	28
Other contracts	TBAs	Principal transaction revenue	(15)
	TBA sale contracts	Other	3,028
	ARS purchase commitments	Principal transaction revenue	(300)

			$1,730

6.	Collateralized transactions

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At December 31, 2013, bank call loans were $118.2 million ($128.3 million at December 31, 2012).

At December 31, 2013, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $126.4 million and $230.6 million, respectively, with commercial banks. At December 31, 2013, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $189.8 million under securities loan agreements.

At December 31, 2013, the Company had deposited $345.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At December 31, 2013, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2013 and 2012:

As of December 31, 2013
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$389,438	$(204,614)	$184,824	$(183,305)	$—	$1,519
Securities borrowed (1)	274,127	—	274,127	(265,936)	—	8,191

Total	$663,565	$(204,614)	$458,951	$(449,241)	$—	$9,710

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$962,105	$(204,614)	$757,491	$(753,003)	$—	$4,488
Securities loaned (2)	211,621	—	211,621	(204,971)	—	6,650

Total	$1,173,726	$(204,614)	$969,112	$(957,974)	$—	$11,138

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2012
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$1,160,239	$(1,160,239)	$—	$—	$—	$—
Securities borrowed (1)	365,642	—	365,642	(353,341)	—	12,301

Total	$1,525,881	$(1,160,239)	$365,642	$(353,341)	$—	$12,301

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,552,630	$1,160,239	$392,391	$(377,737)	$—	$14,654
Securities loaned (2)	190,387	—	190,387	(187,787)	—	2,600

Total	$1,743,017	$1,160,239	$582,778	$(565,524)	$—	$17,254

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2013, the fair value of the reverse repurchase agreements and repurchase agreements was $184.0 million and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2013, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $265.3 million ($354.0 million at December 31, 2012) and $385.5 million ($1.2 billion at December 31, 2012), respectively, of which the Company has sold and re-pledged approximately $11.0 million ($14.3 million at December 31, 2012) under securities loaned transactions and $385.5 million under repurchase agreements ($1.2 billion at December 31, 2012).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $586.6 million, as presented on the face of the consolidated balance sheet at December 31, 2013 ($570.0 million at December 31, 2012). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $126.8 million at December 31, 2013 ($159.4 million at December 31, 2012).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. On September 26, 2013, the first interim distribution in the amount of $9.5 million was received by the trust and distributed to its members. As of December 31, 2013, the fair value of the Company’s investment in the trust based on reserves not paid in the first distribution was $274,400. The remaining investment is being carried in other assets on the consolidated balance sheet.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2013 are receivables from three major U.S. broker-dealers totaling approximately $162.1 million.

Warehouse Facilities

Through OPY Credit Corp., the Company utilized a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third party borrowers identified by the Company. This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrowers or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s consolidated statement of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2013, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing

Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at December 31, 2013 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2013, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA - guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2013, OMHHF had $54.6 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the year ended December 31, 2013 was $764,500 ($895,000 in 2012 and $1.7 million in 2011). The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

As discussed above, the Company enters into TBA sale contracts to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBA sale contracts are unable to fulfill their contractual obligations.

7.	Variable interest entities

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the investee is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. The consolidation analysis is generally performed qualitatively. This analysis, which requires judgment, is performed at each reporting date. ASU No. 2010-10, “Amendments for Certain Investment Funds,” defers the application of the revised consolidation rules for a reporting entity’s interest in an entity if certain conditions are met. An entity that qualifies for the deferral will continue to be assessed for consolidation under the overall guidance on VIEs, before its amendment, and other applicable consolidation guidance. Generally, the Company would consolidate those entities when it absorbs a majority of the expected losses or a majority of the expected residual returns, or both, of the entities.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at December 31, 2013 and 2012:

(Expressed in thousands)
	December 31, 2013
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$2,282,144	$738	$—	$—	$738
Private equity funds	64,475	29	—	5	34

Total	$2,346,619	$767	$—	$5	$772

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

(Expressed in thousands)
	December 31, 2012
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$1,868,178	$372	$—	$—	$372
Private equity funds	171,169	32	—	8	40

Total	$2,039,347	$404	$—	$8	$412

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

8.	Commercial mortgage banking

OMHHF is engaged in the business of originating and servicing FHA insured multifamily and healthcare facility loans and securitizing these loans into GNMA mortgage backed securities. OMHHF also offers mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintains a mortgage servicing portfolio for which it provides a full array of services, including the collection of mortgage payments from mortgagors which are passed on to the mortgage holders, construction loan management and asset management.

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

In accordance with HUD guidelines, OMHHF will, with approval and for certain loan programs, apply the GNMA trade premium toward the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from GNMA trade premiums that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against GNMA premium were $14.5 million for the year ended December 31, 2013 ($7.4 million in 2012 and $nil in 2011).

Funding Commitments

OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly through its affiliate, Oppenheimer, with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial Instruments, for more information.

Loans Held For Sale

OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan held for sale is recorded in other assets. To the extent funds were advanced from its own cash reserves, the cash balance is reduced in an equal amount. To the extent funds were financed through the warehouse facility, a liability for the warehouse facility payable is recorded in other liabilities on the consolidated balance sheet. Loans held for sale are recorded at fair value through earnings.

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $251.4 million at December 31, 2013 ($242.7 million at December 31, 2012). These amounts are not included on the consolidated statements of financial condition as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at December 31, 2013 was approximately $139.1 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.

The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows at December 31, 2013 and 2012:

(Expressed in thousands)
	2013	2012
Unpaid principal balance of loans	$3,885,437	$3,393,700

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

OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. See Note 5, Financial Instruments, for more information. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. The Company reviews the capitalized MSRs for impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio.

The fair value of our MSRs is subject to market risk. Changes in interest rates influence a variety of assumptions included in the valuation of MSRs, including prepayment speeds, expected returns, the value of escrow balances and other servicing valuation elements. A decline in interest rates generally increases the payment rate of the servicing portfolio and therefore reduces the estimated fair value of MSRs.

The fair value of the servicing rights on the loan portfolio was $40.1 million and $33.0 million at December 31, 2013 and 2012, respectively (carrying value of $28.9 million and $27.0 million at December 31, 2013 and 2012, respectively). The following tables summarize the changes in carrying value of MSRs for the years ended December 31, 2013 and 2012:

(Expressed in thousands)
	Year Ended December 31,
	2013	2012
Balance at beginning of year	$26,983	$22,795
Originations (1)	7,351	5,562
Purchases	1,344	2,301
Disposals (1)	(4,918)	(475)
Amortization expense	(1,881)	(3,200)

Balance at end of year	$28,879	$26,983

(1)	Includes refinancings

Servicing rights are amortized using the straight-line method over 10 years. Amortization expense for the next five years is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2014	$2,299	$1,266	$3,565
2015	2,299	1,266	3,565
2016	2,299	1,266	3,565
2017	2,293	1,244	3,537
2018	2,273	1,212	3,485
Thereafter	7,670	3,492	11,162

	$19,133	$9,746	$28,879

The weighted average remaining life of the aggregate MSRs is 6.4 years.

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the years ended December 31, 2013, 2012 and 2011 was as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2013	2012	2011
Servicing fees	$5,049	$4,177	$2,872
Late fees	132	54	13
Ancillary fees	396	483	367

Total MSR fees	$5,577	$4,714	$3,252

9.	Office facilities

(Expressed in thousands)
	Year Ended December 31,
	2013	2012
Furniture, fixtures and equipment	$76,857	$70,432
Leasehold improvements	53,200	46,927

Total	130,057	117,359
Less accumulated depreciation	(97,118)	(89,027)

Total	$32,939	$28,332

Depreciation and amortization expense, included in occupancy and equipment costs, was $9.4 million, $10.5 million and $11.9 million in the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013 and 2012, the Company was reimbursed $3.8 million and $15.0 million, respectively, from its landlord at its New York City corporate headquarters for purchases of fixed assets and leasehold improvements.

10.	Bank call loans

Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2013 (2.0% at December 31, 2012). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2013	2012
Year-end balance	$118,200	$128,300
Weighted interest rate (at end of year)	1.28%	1.23%
Maximum balance (at any month-end)	266,300	171,400
Average amount outstanding (during the year)	164,434	73,227
Average interest rate (during the year)	1.25%	1.27%

Interest expense for the year ended December 31, 2013 on bank call loans was $2.2 million ($996,200 in 2012 and $1.2 million in 2011).

11.	Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2013	December 31, 2012
Senior Secured Notes	4/15/2018	$195,000	$195,000

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2013, the Company was in compliance with all of its covenants.

On July 12, 2011, the Company’s Registration Statement on Form S-4 filed to register the exchange of the Notes for fully registered Notes was declared effective by the SEC. The Exchange Offer was completed in its entirety on August 9, 2011.

In November 2011, the Company repurchased $5.0 million of its Notes at a cost of $4.7 million resulting in the recording of a gain of $300,000 during the fourth quarter of 2011. The Company continued to hold these Notes at December 31, 2013.

On April 4, 2012, the Company’s Registration Statement on Form S-3 filed to enable the Company to act as a market maker in connection with the Notes was declared effective by the SEC.

Interest expense for the year ended December 31, 2013 on the Notes was $17.1 million ($17.1 million in 2012 and $12.5 million in 2011). Interest paid on the Notes for the year ended December 31, 2013 was $17.1 million ($17.1 million in 2012).

12.	Share capital

The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share; and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share. No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2013	2012	2011
Class A Stock outstanding, beginning of year	13,508,318	13,572,265	13,268,522
Issued pursuant to shared-based compensation plans*	70,227	57,652	303,743
Repurchased and cancelled pursuant to the stock buy-back	(200,578)	(121,599)	—

Class A Stock outstanding, end of year	13,377,967	13,508,318	13,572,265

*	Share-based compensation plans are described in Note 16.

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

In 2013, the Company purchased and cancelled an aggregate of 200,578 shares of Class A Stock for total consideration of $3.6 million ($18.07 per share). In 2012, the Company purchased and cancelled an aggregate of 121,599 shares of Class A Stock for total consideration of $1.9 million ($15.35 per share). The Company did not buy back any stock under this program in 2011.

Dividends

In 2013, the Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock as follows ($0.44 in 2012 and 2011):

Dividends Per Share	Record Date	Payment Date
$0.11	February 8, 2013	February 22, 2013
$0.11	May 10, 2013	May 24, 2013
$0.11	August 9, 2013	August 23, 2013
$0.11	November 8, 2013	November 22, 2013

13.	Contributed capital

Contributed capital includes the impact of share-based awards. See Note 16 for further discussion. Also included in contributed capital is the grant date fair value of warrants issued in 2008 which expired on April 13, 2013.

14.	Earnings per share

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

Earnings per share has been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Year Ended December 31,
	2013	2012	2011
Basic weighted average number of shares outstanding	13,577,725	13,602,205	13,638,087
Net dilutive effect of warrant, treasury method (1)	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	546,335	—	298,646

Diluted weighted average number of shares outstanding	14,124,060	13,602,205	13,936,733

Net income (loss) for the year	$26,153	$(851)	$12,617
Net income attributable to non-controlling interest, net of tax	1,092	2,762	2,301

Net income (loss) attributable to Oppenheimer Holdings Inc.	$25,061	$(3,613)	$10,316

Basic earnings per share	$1.85	$(0.27)	$0.76
Diluted earnings per share	$1.77	$(0.27)	$0.74

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp. (“CIBC”), the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expired worthless on April 13, 2013. For the years ended December 31, 2012 and 2011, the effect of the warrants was anti-dilutive.
(2)	For the year ended December 31, 2013, the diluted earnings per share computation does not include the anti-dilutive effect of 57,573 shares of Class A Stock granted under share-based compensation arrangements (1,936,871 and 1,142,028 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) for the years ended December 31, 2012 and 2011, respectively).

15.	Income taxes

The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$15,368	35.0%	$(184)	35.0%	$6,246	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2,131	4.9%	(1,585)		840	4.7%
Unrecognized tax benefit	1,244	2.8%	1,524		—	0.0%
Tax exempt income, net of interest expense	(715)	-1.6%	(561)		(647)	-3.6%
Business promotion and other non-deductible expenses	660	1.5%	851		620	3.5%
Insurance proceeds, non-taxable	(597)	-1.4%	(349)		(821)	-4.6%
Adjustment to reflect prior year tax return filings	(251)	-0.6%	(294)		(552)	-3.1%
Tax rate change on deferred income taxes	208	0.5%	390		(734)	-4.1%
Non-U.S. operations	185	0.4%	678		348	1.9%
Other	(477)	-1.1%	(146)		(69)	-0.4%

Total income tax expense	$17,756	40.4%	$324	n/m	$5,231	29.3%

n/m = not meaningful

Income taxes included in the consolidated statements of operations represent the following:

(Expressed in thousands)
	For the Year Ended December 31,
	2013	2012	2011
Current:
U.S. federal tax (benefit)	$(2,984)	$19,918	$5,312
State and local tax	1,885	2,765	19
Non-U.S. operations	116	(61)	113

	(983)	22,622	5,444

Deferred:
U.S. federal tax (benefit)	16,658	(17,303)	143
State and local tax (benefit)	2,482	(4,890)	(1,029)
Non-U.S. operations	(401)	(105)	673

	18,739	(22,298)	(213)

	$17,756	$324	$5,231

Profit (loss) before income taxes with respect to foreign operations was $(1.3) million, $(2.4) million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Tax expense for 2013 was higher than in 2012 primarily because the Company earned pretax income in 2013 versus pretax loss in 2012. Also, the Company recorded fewer tax credits in 2013 related to state investment and employment incentive for investments than it recorded in 2012. ($335,500 in 2013 compared to $1.9 million in 2012, both figures being net of federal taxes). These factors gave rise to an increase in the Company’s tax expense for 2013, but were partially offset by other factors that mitigated the tax expense increase. The mitigating factors primarily consisted of higher levels of tax-exempt income in 2013 compared to 2012 (including interest income on municipal bonds and proceeds of life insurance on employees of which the Company is the beneficiary), lower levels of nondeductible fines and penalties in 2013 compared to 2012, and a lesser increase in tax reserves in 2013 compared to 2012.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is $1.6 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2013 were those earnings to be repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2013	2012
Deferred tax assets:
Employee deferred compensation plans	$31,117	$22,819
Deferred rent	10,451	9,948
Lease incentive	6,693	—
Broker notes	3,915	3,842
Auction rate securities reserve	3,669	3,115
State and local net operating loss/credit carryforward	1,993	750
Involuntary conversion	1,866	1,686
Reserve for litigation and legal fees	1,659	17,019
Allowance for doubtful accounts	1,002	941
Other	2,757	1,318

Total deferred tax assets	65,122	61,438

Deferred tax liabilities:
Goodwill amortization (Section 197)	43,728	39,391
Partnership investments	12,039	6,273
Mortgage servicing rights	9,889	6,679
Company owned life insurance	5,173	1,638
Change in accounting method	3,895	—
Book versus tax depreciation differences	1,374	(5,931)
Other	603	921

Total deferred tax liabilities	76,701	48,971

U.S. deferred tax assets (liabilities), net	(11,579)	12,467
Non U.S. deferred tax assests (liabilities), net	4,483	3,873

Deferred tax assets (liabilities), net	$(7,096)	$16,340

The Company has deferred tax assets at December 31, 2013 of $3.0 million, $1.0 million and $479,000 arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd., Oppenheimer Investments Asia Limited, and Oppenheimer Europe Ltd., respectively. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel, Asia and Europe. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).

The Company has a deferred tax asset of $1.0 million (net of federal taxes) as of December 31, 2013 arising primarily from New York State Investment Tax Credits and Employment Incentive Credits carried forward to future years. These credits will expire if not used by 2027.

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is currently under examination in the U.S. federal jurisdiction by the Internal Revenue Service (the “IRS”) for 2010. The Company has closed other tax years through 2009 in the U.S. federal jurisdiction.

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

The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from the aforementioned examinations and those that may take place for subsequent years. The Company has established tax reserves that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company adjusts tax reserves only when more information is available or when an event occurs necessitating a change to the reserves. The Company believes that the resolution of tax matters will not have a material effect on the consolidated balance sheet of the Company, although a resolution could have a material impact on the Company’s consolidated statement of operations for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs.

The Company has unrecognized tax benefits of $1.6 million, $5.2 million and $2.3 million as of December 31, 2013, 2012 and 2011, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2013 and 2012 are $1.3 million and $661,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

During the year ended December 31, 2013, the Company reclassified $4.9 million of unrecognized tax benefit to other tax accounts when the Internal Revenue Service approved the Company’s application for a tax accounting method change. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2013	2012	2012
Balance at January 1,	$5,236	$2,317	$—
Additions for tax positions of prior years	1,168	2,919	2,317
Additions for tax positions of current year	77	—	—
Reclass to other tax accounts	(4,907)	—	—

Balance at December 31,	$1,574	$5,236	$2,317

The Company records interest and penalties accruing on unrecognized tax benefits in pretax income as interest expense and other expense on its consolidated statements of operations, respectively. For the years ended December 31, 2013 and 2012, the Company recorded tax-related interest (benefit) expense of $(284,000) and $(408,000), respectively, in its statement of operations. At December 31, 2013 and 2012, the Company had an income tax-related interest payable of $61,000 and $345,000, respectively, on its consolidated balance sheet.

16.	Employee compensation plans

Share-based Compensation

The Company has share-based compensation plans which are accounted for at fair value in accordance with the applicable accounting guidance. The Company estimates the fair value of share-based awards using the Black-Scholes model and applies to it a forfeiture rate based on historical experience. The accuracy of this forfeiture rate is reviewed at least annually for reasonableness. Key assumptions used to estimate the fair value of share-based awards include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating fair values of the Company’s outstanding unvested share-based awards.

The fair value of each award of stock options was estimated on the grant date using the Black-Scholes model with the following assumptions:

	Grant Date Assumptions
	2013	2012	2011	2010	2009	2008
Expected term (1)	5 years	5 years	5 years	4.5 years	5 years	2.4 years
Expected volatility factor (2)	53.82%	54.95%	52.52%	48.58%	39.17%	36.41%
Risk-free interest rate (3)	0.84%	0.70%	2.00%	2.62%	3.32%	2.13%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.44	$0.44

(1)	The expected term was determined based on actual awards.
(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Stock over a historical period commensurate to the expected term of the awards.
(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.
(4)	Actual dividends were used to compute the expected annual dividend yield.

Equity Incentive Plan

Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and amended December 2011, and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation Committee of the Board of Directors of the Company may grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock awards to officers and key employees of the Company and its subsidiaries. Options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration.

Stock option activity under the EIP since January 1, 2012 is summarized as follows:

	Year Ended December 31,
	2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	86,803	$23.35	164,193	$29.04

Options granted	951	17.20	1,590	19.31
Options exercised	(12,165)	12.30	—	—
Options forfeited or expired	(3,016)	39.45	(78,980)	35.09

Options outstanding at end of year	72,573	$24.46	86,803	$23.35

Options vested at end of year	45,683	$23.34	36,023	$22.59

Weighted average fair value of options granted during the year	$6.60		$7.67

The aggregate intrinsic value of options outstanding as of December 31, 2013 was $202,700. The aggregate intrinsic value of vested options as of December 31, 2013 was $186,800. The aggregate intrinsic value of options that are expected to vest is $198,100 as of December 31, 2013.

The following table summarizes stock options outstanding and exercisable as of December 31, 2013:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable (Vested)	Weighted Average Exercise Price of Vested Options
$9.60 - $25.00	20,240	0.86 Years	$14.80	16,350	$13.38
$25.01.00 - $39.45	52,333	1.72 Years	28.19	29,333	28.89

$9.60 - $39.45	72,573	1.48 Years	$24.46	45,683	$23.34

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2013:

	Number of Options	Weighted Average Fair Value
Nonvested at beginning of year	50,780	$9.49
Granted	951	6.60
Vested	(24,841)	7.90

Nonvested at end of year	26,890	$10.86

In the year ended December 31, 2013, the Company has included approximately $158,200 ($164,200 in 2012 and $322,500 in 2011) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.

As of December 31, 2013, there was approximately $169,600 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.48 years.

Employee Share Plan

On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries to attract, retain and provide incentives to key management employees. The Compensation Committee of the Board of Directors of the Company may grant stock awards and restricted stock awards pursuant to the ESP. ESP awards are being accounted for as equity awards and valued at grant date fair value. ESP awards are generally awarded for a three or five year term and 100% vest at the end of the term.

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

The following table summarizes the status of the Company’s non-vested restricted Class A Stock awards for the year ended December 31, 2013:

	Number of Class A Shares Subject to ESP/EIP Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	848,068	$19.39	2.3 Years
Granted	506,470	16.14	2.8 Years
Vested	(58,062)	23.53	—
Forfeited or expired	(49,000)	20.39	—

Nonvested at end of year	1,247,476	$17.87	2.0 Years

At December 31, 2013, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2013 was approximately $30.9 million. The aggregate intrinsic value of restricted Class A Stock awards that are expected to vest is $30.0 million as of December 31, 2013. In the year ended December 31, 2013, the Company included approximately $5.0 million ($3.4 million in 2012 and $3.7 million in 2011) of compensation expense in its consolidated statements of operations relating to restricted Class A Stock awards.

As of December 31, 2013, there was approximately $10.1 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 2.0 years.

At December 31, 2013, the number of shares of Class A Stock available under the EIP and the ESP, but not yet awarded, was 1,116,182.

On January 2, 2014, the Company awarded 14,000 restricted shares of Class A Stock to its non-employee directors under the EIP. These shares of Class A Stock will vest as follows: 25% on July 1, 2014, 2015, 2016 and 2017.

On January 29, 2014, the Company awarded 124,000 restricted shares of Class A Stock to an executive officer of the Company pursuant to the EIP. This award cliff vests on January 28, 2019 and will be expensed over 5 years.

On January 29, 2014, the Company awarded a total of 179,375 restricted shares of Class A Stock to current employees pursuant to the ESP. Of these restricted shares, 136,250 shares will cliff vest in three years and 43,125 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.

On January 29, 2014, the Company awarded a total of 2,976 options to purchase Class A Stock to current employees pursuant to the EIP. These options will be expensed over 4.5 years (the vesting period).

On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the “OIP”) which pursuant to its terms amends and restates each of the EIP and ESP and incorporates each of the EIP and ESP into the OIP. A total of 27,500 restricted shares of Class A Stock were awarded to employees of the Company pursuant to the OIP on February 26, 2014 subject to stockholder approval of the OIP at the 2014 annual meeting of stockholders.

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

The fair value of each OARs award was estimated as at December 31, 2013 using the Black-Scholes model.

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value at December 31, 2013
January 12, 2009	324,200	$12.74	11 Days	$12.04
January 19, 2010	267,680	30.68	1 Year	1.46
January 13, 2011	366,050	26.35	2 Years	3.02
January 19, 2012	406,040	18.94	3 Years	8.09
January 14, 2013	454,570	15.94	4 Years	10.45

	1,818,540

Total weighted average values		$20.30	2.3 Years	$7.39

At December 31, 2013, all outstanding OARs were unvested. At December 31, 2013, the aggregate intrinsic value of OARs outstanding and expected to vest was $10.3 million. In the year ended December 31, 2013, the Company included approximately $4.1 million ($590,000 in 2012 and net credit of $2.9 million in 2011) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $6.7 million as of December 31, 2013.

As of December 31, 2013, there was approximately $5.5 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.3 years.

On January 14, 2014, 543,370 OARs were awarded to Oppenheimer employees related to fiscal 2013 performance. These OARs will be expensed over 5 years (the vesting period).

Defined Contribution Plan

The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $17,500, $17,000 and $16,500 per annum in 2013, 2012 and 2011, respectively. The Company made contributions to the 401(k) Plan of $1.3 million, $1.1 million and $1.9 million in 2013, 2012 and 2011, respectively.

Deferred Compensation Plans

The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2013 of approximately $8.5 million ($8.1 million in 2012 and $6.8 million in 2011). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. At December 31, 2013, the Company’s liability with respect to the EDCP and DIP totaled $50.1 million and is included in accrued compensation on the consolidated balance sheet at December 31, 2013.

In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2013, the Company’s liability with respect to this plan totaled $15.5 million.

The total amount expensed in 2013 for the Company’s deferred compensation plans was $17.8 million ($12.1 million in 2012 and $5.5 million in 2011).

17.	Commitments and contingencies

Commitments

The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as at December 31, 2013 are as follows.

(Expressed in thousands)
2014	$42,584
2015	37,591
2016	33,389
2017	29,787
2018	27,985
2019 and thereafter	134,339

$305,675

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

The Company’s rent expense for the year ended December 31, 2013 was $46.4 million ($51.2 million in 2012 and $49.5 million in 2011).

During the fourth quarter of 2012 the Company received rent abatement credits of $1.7 million as a result of temporarily vacating its two principal offices in downtown Manhattan in the aftermath of Superstorm Sandy.

At December 31, 2013, the Company had capital commitments of approximately $5.1 million with respect to its obligations in its role as sponsor for certain private equity funds.

At December 31, 2013, the Company had no collateralized or uncollateralized letters of credit outstanding.

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

For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $25 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Regulatory - The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include, among other things, inquiries from the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and various state regulators.

Auction Rate Securities - In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2013, the Company purchased and holds (net of redemptions) approximately $91.6 million in ARS from its clients. In addition, the Company is committed to purchase another $29.1 million in ARS from clients through 2016 under legal settlements and awards.

The Company’s purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company’s operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer. Various offer scenarios are discussed in terms of which Eligible Investors should receive a Purchase Offer. The primary criteria to date in terms of determining which Eligible Investors should receive a Purchase Offer has been the amount of household account equity each Eligible Investor had with the Company in February 2008. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.

The Company did not have any outstanding ARS purchase commitments related to potential Purchase Offers to be extended to Eligible Investors pursuant to the settlements with Regulators of a defined amount and term at December 31, 2013. However, Eligible Investors for future buybacks continued to hold approximately $126.2 million of ARS principal value as of December 31, 2013. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments to Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described above does not include the range of loss described in “Contingencies – Legal” above.

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2013, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.

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

18. Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2013, the net capital of Oppenheimer as calculated under the Rule was $166.3 million or 12.59% of Oppenheimer’s aggregate debit items. This was $139.9 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At December 31, 2013, Freedom had net capital of $4.5 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.

At December 31, 2013, Oppenheimer and Freedom had $17.0 million and $18.5 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

At December 31, 2013, the regulatory capital of Oppenheimer Europe Ltd. was $5.6 million which was $2.0 million in excess of the $3.6 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Services Authority of the United Kingdom.

At December 31, 2013, the regulatory capital of Oppenheimer Investments Asia Limited was $2.5 million, which was $2.1 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of December 31, 2013. The Company had no deposit requirements as of December 31, 2013.

19. Goodwill and intangibles

Goodwill arose upon the acquisitions of Old Michigan Corp., Josephthal & Co. Inc., Grand Charter Group Incorporated and the Oppenheimer Divisions. The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its PCD. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the fair value of goodwill of a reporting unit is less than its estimated carrying amount. The Company derives the estimated carrying amount of its operating segments by estimating the amount of stockholders’ equity required to support the activities of each operating segment.

The goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of the goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company performed its annual test for goodwill impairment as of December 31, 2013 which did not result in any impairment charges.

The Company’s goodwill impairment analysis performed at December 31, 2013 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2012, as follows:

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

In its Price Multiples valuation analysis, the Company used various operating metrics of comparable companies, including revenues, pre-tax and after-tax earnings, EBITDA on a trailing-twelve-month basis as well as price-to-book value ratios at a point in time. The Company analyzed prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis included the Company’s assumptions regarding growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company’s assumptions also included a discount rate of 11.8% and a terminal growth rate of 3% in its calculations. The Company weighted each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

Based on the analysis performed, the Company concluded that the PCD’s fair value exceeded its carrying amount including goodwill as of December 31, 2013. The PCD operating segment produced positive revenues, cash flows, and earnings in the year ended December 31, 2013.

Intangible assets arose upon the acquisition, in January 2003, of the Oppenheimer Divisions and comprise trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2013 have been tested for impairment and it has been determined that no impairment has occurred.

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

20. Segment information

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

The Company’s reportable segments are:

Private Client - includes commissions and a proportionate amount of fee income earned on AUM, net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;

Asset Management - includes a proportionate amount of fee income earned on AUM from investment management services of Oppenheimer Asset Management Inc. Oppenheimer’s asset management divisions employ various programs to professionally manage client assets either in individual accounts or in funds, and includes direct expenses associated with this segment;

Capital Markets - includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company’s operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment; and

Commercial Mortgage Banking - includes loan origination and servicing fees from the Company’s subsidiary, OMHHF. The Company has added this business segment due to the significant growth and profitability of this line of business over the last several quarters. In prior periods, this business had been part of the Capital Markets business segment.

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

The table below presents information about the reported revenue and net income (loss) before taxes of the Company for the years ended December 31, 2013, 2012 and 2011. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	Year Ended December 31,
	2013	2012	2011
Revenue
Private client division *	$600,071	$550,797	$541,365
Asset management *	102,214	84,160	71,052
Capital markets	281,377	283,139	322,147
Commercial mortgage banking	34,144	35,682	28,923
Corporate/Other	1,908	(1,166)	(4,495)

Total	$1,019,714	$952,612	$958,992

Income (loss) before income taxes
Private client division *	$65,924	$53,487	$59,070
Asset management *	40,951	25,436	20,759
Capital markets	6,968	(15,324)	12,996
Commercial mortgage banking	11,413	15,267	11,428
Corporate/Other	(81,347)	(79,393)	(86,405)

Total	$43,909	$(527)	$17,848

*	Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client Divisions.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2013, 2012 and 2011 was as follows:

(Expressed in thousands)
	Year Ended December,
	2013	2012	2011
United States	$974,260	$908,870	$909,661
Europe/Middle East	36,516	34,913	36,363
Asia	4,949	1,131	3,797
South America	3,989	7,698	9,171

Total	$1,019,714	$952,612	$958,992

21.	Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

22.	Subsequent events

On January 31, 2014, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on February 28, 2014 to holders of Class A Stock and Class B Stock of record on February 14, 2014.

23.	Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
Year Ended December 31, 2013	Fourth	Third	Second	First	Year
Revenue	$293,362	$243,376	$243,830	$239,146	$1,019,714
Income before income taxes	23,359	8,163	5,674	6,713	43,909
Net income attributable to Oppenheimer Holdings Inc.	13,313	5,237	2,848	3,663	25,061
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	0.99	0.38	0.21	0.27	1.85
Diluted	0.94	0.37	0.20	0.26	1.77
Dividends per share	0.11	0.11	0.11	0.11	0.44
Market price of Class A Stock (1)
High	24.80	19.75	20.00	21.00	24.80
Low	16.66	16.52	16.75	15.69	15.69

(1)	The price quotations above were obtained from the New York Stock Exchange web site.

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
Year Ended December 31, 2012	Fourth	Third	Second	First	Year
Revenue	$249,415	$231,838	$233,145	$238,214	$952,612
Income (loss) before income taxes	(7,135)	5,258	7,839	(6,489)	(527)
Net income (loss) attributable to Oppenheimer Holdings Inc.	(3,700)	2,322	2,422	(4,657)	(3,613)
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	(0.27)	0.17	0.18	(0.34)	(0.27)
Diluted	(0.27)	0.16	0.17	(0.34)	(0.27)
Dividends per share	0.11	0.11	0.11	0.11	0.44
Market price of Class A Stock (1)
High	17.42	18.00	18.71	19.69	19.69
Low	14.63	13.24	13.21	15.67	13.21

(1)	The price quotations above were obtained from the New York Stock Exchange web site.

24.	Supplemental guarantor consolidated financial statements

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

Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceasing to be a direct or indirect subsidiary of the Company if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the debenture for the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Company of its legal defeasance option or covenant defeasance option or the discharge of the Company’s obligations under the indenture for the Notes in accordance with the terms of such indenture.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$448	$30,901	$66,945	$—	$98,294
Cash and securities segregated for regulatory and other purposes	—	—	36,323	—	36,323
Deposits with clearing organizations	—	—	23,679	—	23,679
Receivable from brokers, dealers and clearing organizations	—	—	364,873	—	364,873
Receivable from customers, net of allowance for credit losses of $2,423	—	—	868,869	—	868,869
Income tax receivable	19,494	27,589	(817)	(39,704)	6,562
Securities purchased under agreements to resell	—	—	184,825	—	184,825
Securities owned, including amounts pledged of $586,625, at fair value	—	2,225	853,863	—	856,088
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	40,751	—	40,751
Office facilities, net	—	21,250	11,689	—	32,939
Deferred tax assets, net	678	309	29,496	(30,483)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale			75,989		75,989
Mortgage servicing rights			28,879		28,879
Other assets	2,797	27,113	135,150	—	165,060
Investment in subsidiaries	546,755	910,230	(182,625)	(1,274,360)	—
Intercompany receivables	153,528	(68,920)	(20,107)	(64,501)	—

Total assets	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,198	$—	$48,198
Bank call loans	—	—	118,200	—	118,200
Payable to brokers, dealers and clearing organizations	—	—	223,315	—	223,315
Payable to customers	—	—	626,564	—	626,564
Securities sold under agreements to repurchase	—	—	757,491	—	757,491
Securities sold, but not yet purchased, at fair value	—	—	76,314	—	76,314
Accrued compensation	—	—	180,119	—	180,119
Accounts payable and other liabilities	3,742	59,289	129,609	(88)	192,552
Income tax payable	2,440	22,189	15,075	(39,704)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,579	(30,483)	7,096
Intercompany payables	—	64,501	—	(64,501)	—

Total liabilities	201,182	145,979	2,325,022	(247,334)	2,424,849
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	522,518	917,276	356,996	(1,274,272)	522,518
Non-controlling interest	—	—	5,353	—	5,353

Total stockholders’ equity	522,518	917,276	362,349	(1,274,272)	527,871

Total liabilities and stockholders’ equity	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35	$40,658	$94,673	$—	$135,366
Cash and securities segregated for regulatory and other purposes	—	—	33,000	—	33,000
Deposits with clearing organizations	—	—	25,954	—	25,954
Receivable from brokers, dealers and clearing organizations	—	—	479,699	—	479,699
Receivable from customers, net of allowance for credit losses of $2,256	—	—	817,941	—	817,941
Income tax receivable	13,207	30,568	(450)	(42,874)	451
Securities owned, including amounts pledged of $569,995, at fair value	—	2,459	757,283	—	759,742
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	47,324	—	47,324
Office facilities, net	—	15,547	12,785	—	28,332
Deferred tax assets, net	(143)	309	52,350	(36,176)	16,340
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	22,874	—	22,874
Mortgage servicing rights	—	—	26,983	—	26,983
Other assets	3,418	1,437	109,570	—	114,425
Investment in subsidiaries	506,679	880,609	(195,045)	(1,192,243)	—
Intercompany receivables	178,743	(114,449)	(27,686)	(36,608)	—

Total assets	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$56,586	$—	$56,586
Bank call loans	—	—	128,300	—	128,300
Payable to brokers, dealers and clearing organizations	—	—	204,218	—	204,218
Payable to customers	—	—	692,378	—	692,378
Securities sold under agreements to repurchase	—	—	392,391	—	392,391
Securities sold, but not yet purchased, at fair value	—	—	173,450	—	173,450
Accrued compensation	—	—	150,434	—	150,434
Accounts payable and other liabilities	3,759	43,350	133,646	(493)	180,262
Income tax payable	2,440	22,189	18,687	(43,316)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	(943)	36,677	(35,734)	—
Intercompany payables	—	36,605	—	(36,605)	—

Total liabilities	201,199	101,201	2,099,325	(228,706)	2,173,019
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	500,740	868,495	323,258	(1,191,753)	500,740
Noncontrolling interest	—	—	4,261	—	4,261

Total stockholders’ equity	500,740	868,495	327,519	(1,191,753)	505,001

Total liabilities and stockholders’ equity	$701,939	$969,696	$2,426,844	$(1,420,459)	$2,678,020

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$486,767	$—	$486,767
Advisory fees	—	825	276,913	(3,560)	274,178
Investment banking	—	—	97,977	—	97,977
Interest	5	11,128	53,401	(11,318)	53,216
Principal transactions, net	—	79	43,689	—	43,768
Other	—	180	63,808	(180)	63,808

Total revenue	5	12,212	1,022,555	(15,058)	1,019,714

EXPENSES
Compensation and related expenses	1,124	—	674,812	—	675,936
Occupancy and equipment costs	—	—	66,938	(180)	66,758
Communications and technology	119	—	65,698	—	65,817
Interest	17,500	—	19,960	(11,318)	26,142
Clearing and exchange fees	—	—	24,481	—	24,481
Other	1,309	522	118,400	(3,560)	116,671

Total expenses	20,052	522	970,289	(15,058)	975,805

Income (loss) before income taxes	(20,047)	11,690	52,266	—	43,909
Income tax provision (benefit)	(7,110)	5,638	19,228	—	17,756

Net income (loss) for the year	(12,937)	6,052	33,038	—	26,153
Less net income attributable to non-controlling interest, net of tax	—	—	1,092	—	1,092
Equity in subsidiaries	37,998	—	—	(37,998)	—

Net income attributable to Oppenheimer Holdings Inc.	25,061	6,052	31,946	(37,998)	25,061
Other comprehensive income (loss)	(3)	—	1,505	—	1,502

Total comprehensive income	$25,058	$6,052	$33,451	$(37,998)	$26,563

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$469,865	$—	$469,865
Advisory fees	—	—	225,226	(2,494)	222,732
Investment banking	—	—	89,477	—	89,477
Interest	—	12,070	57,452	(11,860)	57,662
Principal transactions, net	—	752	53,559	—	54,311
Other	—	168	58,565	(168)	58,565

Total revenue	—	12,990	954,144	(14,522)	952,612

EXPENSES
Compensation and related expenses	397	—	626,014	—	626,411
Communications and technology	81	—	63,278	—	63,359
Occupancy and equipment costs	—	—	62,986	(168)	62,818
Interest	17,500	—	29,447	(11,861)	35,086
Clearing and exchange fees	—	—	23,750	—	23,750
Other	1,475	60	142,673	(2,493)	141,715

Total expenses	19,453	60	948,148	(14,522)	953,139

Income (loss) before income taxes	(19,453)	12,930	5,996	—	(527)
Income tax provision (benefit)	(6,315)	6,093	546	—	324

Net income (loss) for the year	(13,138)	6,837	5,450	—	(851)
Less net income attributable to non-controlling interest, net of tax	—	—	2,762	—	2,762
Equity in subsidiaries	9,525	—	—	(9,525)	—

Net income (loss) attributable to Oppenheimer Holdings Inc.	(3,613)	6,837	2,688	(9,525)	(3,613)
Other comprehensive income	—	—	415	—	415

Total comprehensive income (loss)	$(3,613)	$6,837	$3,103	$(9,525)	$(3,198)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$492,228	$—	$492,228
Advisory fees	—	—	199,565	(2,468)	197,097
Investment banking	—	—	120,202	(1,000)	119,202
Interest	1	10,432	56,045	(9,699)	56,779
Principal transactions, net	300	(1,413)	48,773	—	47,660
Other	—	1	46,025	—	46,026

Total revenue	301	9,020	962,838	(13,167)	958,992

EXPENSES
Compensation and related expenses	288	—	626,479	—	626,767
Occupancy and equipment costs	—	(24)	76,533	—	76,509
Communications and technology	52	—	62,621	—	62,673
Interest	12,541	3,546	31,638	(9,699)	38,026
Clearing and exchange fees	—	—	24,991	—	24,991
Other	2,384	299	112,963	(3,468)	112,178

Total expenses	15,265	3,821	935,225	(13,167)	941,144

Income (loss) before income taxes	(14,964)	5,199	27,613	—	17,848
Income tax provision (benefit)	(6,748)	893	11,086	—	5,231

Net income (loss) for the year	(8,216)	4,306	16,527	—	12,617
Less net income attributable to non-controlling interest, net of tax	—	—	2,301	—	2,301
Equity in subsidiaries	18,532	—	—	(18,532)	—

Net income attributable to Oppenheimer Holdings Inc.	10,316	4,306	14,226	(18,532)	10,316
Other comprehensive income (loss)	(18)	1,322	(1,719)	—	(415)

Total comprehensive income	$10,298	$5,628	$12,507	$(18,532)	$9,901

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the year	$(12,937)	$6,052	$33,038	$—	$26,153
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	9,405	—	9,405
Deferred income taxes	—	—	23,436	—	23,436
Amortization of notes receivable	—	—	18,762	—	18,762
Amortization of debt issuance costs	639	—	—	—	639
Amortization of mortgage servicing rights	—	—	1,881	—	1,881
Provision for credit losses	—	—	167	—	167
Share-based compensation expense	461	—	8,788	—	9,249
Changes in operating assets and liabilities	21,781	(15,809)	(99,093)	—	(93,121)

Cash provided by (used in) continuing operations	9,944	(9,757)	(3,616)	—	(3,429)

Cash flows from investing activities
Purchase of office facilities	—	—	(14,012)	—	(14,012)

Cash used in investing activities	—	—	(14,012)	—	(14,012)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,978)	—	—	—	(5,978)
Issuance of Class A non-voting common stock	150	—	—	—	150
Repurchase of Class A non-voting common stock for cancellation	(3,625)	—	—	—	(3,625)
Tax deficiency from share-based awards	(78)	—	—	—	(78)
Other financing activities	—	—	(10,100)	—	(10,100)

Cash flow used in financing activities	(9,531)	—	(10,100)	—	(19,631)

Net increase (decrease) in cash and cash equivalents	413	(9,757)	(27,728)	—	(37,072)
Cash and cash equivalents, beginning of the year	35	40,658	94,673	—	135,366

Cash and cash equivalents, end of the year	$448	$30,901	$66,945	$—	$98,294

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the year	$(13,138)	$6,837	$5,450	$—	$(851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	10,466	—	10,466
Deferred income taxes	—	—	(26,642)	—	(26,642)
Amortization of notes receivable	—	—	19,515	—	19,515
Amortization of debt issuance costs	639	—	—	—	639
Amortization of intangible assets	—	—	3,889	—	3,889
Amortization of mortgage servicing rights	—	—	3,200	—	3,200
Provision for (reversal of) credit losses	—	—	(292)	—	(292)
Share-based compensation expense	—	—	4,191	—	4,191
Reduction of excess of fair value of acquired assets over cost		(7,020)	—	—	(7,020)
Changes in operating assets and liabilities	18,551	31,959	(67,057)	—	(16,547)

Cash provided by (used in) continuing operations	6,052	31,776	(47,280)	—	(9,452)

Cash flows from investing activities
Purchase of office facilities	—	—	(14,739)	—	(14,739)

Cash used in investing activities	—	—	(14,739)	—	(14,739)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,986)	—	—	—	(5,986)
Repurchase of Class A non-voting common stock for cancellation	(1,866)	—	—	—	(1,866)
Tax deficiency from share-based awards	(720)	—	—	—	(720)
Acquisition of non-controlling interest	—	(3,000)	—	—	(3,000)
Other financing activities	—	—	100,800	—	100,800

Cash flow provided by (used in) financing activities	(8,572)	(3,000)	100,800	—	89,228

Net increase (decrease) in cash and cash equivalents	(2,520)	28,776	38,781	—	65,037
Cash and cash equivalents, beginning of the year	2,555	11,882	55,892	—	70,329

Cash and cash equivalents, end of the year	$35	$40,658	$94,673	$—	$135,366

OPPNEHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the year	$(8,216)	$4,306	$16,527	$—	$12,617
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	11,899	—	11,899
Deferred income taxes	—	—	(745)	—	(745)
Amortization of notes receivable	—	—	19,699	—	19,699
Amortization of debt issuance costs	553	—	433	—	986
Amortization of intangible assets	—	—	5,390	—	5,390
Amortization of mortgage servicing rights	—	—	2,444	—	2,444
Provision for (reversal of) credit losses	—	—	(168)	—	(168)
Share-based compensation expense	—	—	1,100	—	1,100
Changes in operating assets and liabilities	(173,276)	7,817	193,774	—	28,315

Cash provided by (used in) continuing operations	(180,939)	12,123	250,353	—	81,537

Cash flows from investing activities
Acquisition, net of cash acquired
Purchase of office facilities	—	—	(5,192)	—	(5,192)

Cash used in investing activities	—	—	(5,192)	—	(5,192)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,010)	—	—	—	(6,010)
Issuance of Class A non-voting common stock	337	—	—	—	337
Tax deficiency from share-based awards	(1,629)	—	—	—	(1,629)
Debt Issuance Cost	(4,565)	—	—	—	(4,565)
Issuance of senior secured note	200,000	—	—	—	200,000
Buy back of senior secured note	(5,000)	—	—	—	(5,000)
Repayments of subordinated note	—	—	(100,000)	—	(100,000)
Repayments of senior secured credit note	—	—	(22,503)	—	(22,503)
Other financing activities	—	—	(119,500)	—	(119,500)

Cash flow provided by (used in) financing activities	183,133	—	(242,003)	—	(58,870)

Net increase in cash and cash equivalents	2,194	12,123	3,158	—	17,475
Cash and cash equivalents, beginning of the year	361	(241)	52,734	—	52,854

Cash and cash equivalents, end of the year	$2,555	$11,882	$55,892	$—	$70,329

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2013.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Section 303A.12(a) CEO Certification

The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 18, 2013 with respect to fiscal 2012.

Sarbanes-Oxley Act Section 302 CEO and CFO Certifications

The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference.

STATEMENT OF CORPORATE GOVERNACE PRACTICES, WHISTLEBLOWER POLICY AND COMMITTEE CHARTERS

A copy of the Company’s Statement of Corporate Governance Practices and its Whistleblower Policy, as well as copies of the Charters of the Audit Committee, Compensation and Stock Option Committee and Nominating/Corporate Governance Committee, are posted on the Company’s website at www.opco.com. These documents are available at no charge and can be requested by writing to the Company at its head office or by making an email request to info@opco.com.

CODE OF ETHICS

The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.opco.com. This document is available at no charge and can be requested by writing to the Company at its head office or by making an email request to info@opco.com.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Executive Compensation and Related Information” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained under the caption “Executive Compensation and Related Information - Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements

See Item 8 (pages 70 to 141)

(ii)	Financial Statement Schedules

Not Applicable.

(iii)	Listing of Exhibits

The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 148 to 153)

(b)              Exhibits

See the Exhibit Index included hereinafter on pages 148 to 153

(c)               Financial Statement Schedules excluded from the annual report to stockholders

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th day of March, 2014.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
Jeffrey J. Alfano

/s/ R. Crystal	Director	March 7, 2014
R. Crystal

/s/ W. Ehrhardt	Director	March 7, 2014
W. Ehrhardt

/s/ M. Goldfarb	Director	March 7, 2014
M. Glodfarb

/s/ M.A.M. Keehner	Director	March 7, 2014
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive	March 7, 2014
A.G. Lowenthal	Officer (Principal Executive Officer), Director

/s/ R.S. Lowenthal	Director	March 7, 2014
R.S. Lowenthal

/s/ K.W. McArthur	Director	March 7, 2014
K.W. McArthur

/s/ A.W. Oughtred	Director	March 7, 2014
A.W. Oughtred

/s/ E.K. Roberts	Director	March 7, 2014
E.K. Roberts

EXHIBIT INDEX

Unless designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page

2.1	Asset Purchase Agreement dated as of December 9, 2002 and Amendment No. 1 to the Asset Purchase Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Viner Finance Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as exhibits to Form 8-K dated January 17, 2003).

2.2	Asset Management Acquisition Agreement dated as of January 2, 2003, by and among Fahnestock Viner Holdings Inc., Fahnestock & Co. Inc., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

2.3	Amended and Restated Asset Purchase Agreement dated as of January 14, 2008, by and among Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., Canadian Imperial Bank of Commerce, CIBC World Markets Corp. and Certain Other Affiliates of Canadian Imperial Bank of Commerce and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.3	Certificate of Corporate Domestication of Oppenheimer Holdings Inc., a Canadian corporation, as filed with the Secretary of State of the State of Delaware on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.4	Certificate of Discontinuance of Oppenheimer Holdings Inc., a Canadian corporation, as filed with Corporations Canada on May 11, 2009 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.5	Certificate of Continuance of Oppenheimer Holdings Inc. dated May 11, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

3.6	Bylaws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

4.1	Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.2	Interim Exchangeable Debenture dated January 6, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.3	Exchangeable Debenture dated May 17, 2003, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2003).

4.4	Variable Rate Exchangeable Debenture, dated July 31, 2006, issued by E. A. Viner International Co. to Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

4.5	Amended and Restated Promissory Note dated January 15, 2003, made by Viner Finance Inc. for the benefit of CIBC World Markets Corp. (previously filed as an exhibit to Form 8-K dated January 17, 2003).

4.6	Warrant dated January 14, 2008 No. W-A1 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

4.7	Registration Rights Agreement dated as of January 14, 2008, between Oppenheimer Holdings Inc. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as at May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).

10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).

10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.8	Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal dated March 15, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

10.9	Oppenheimer Holdings Inc. 2006 Equity Incentive Plan effective December 11, 2006 (previously filed as an exhibit to Form S-8 dated October 29, 2007).

10.10	Clearing Agreement dated January 14, 2008 between CIBC World Markets Corp. and Oppenheimer & Co. Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.11	Secured Credit Arrangement (Loan Trading Platform) dated as of January 14, 2008 by and among OPY Credit Corp., CIBC Inc., and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.12	Subordinated Credit Agreement dated as of January 14, 2008 by and among E.A. Viner International Co., Canadian Imperial Bank of Commerce and CIBC World Markets Corp. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.13	Warehouse Facility Agreement dated as of January 14, 2008 by and among OPY Credit Corp. and Canadian Imperial Bank of Commerce (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.14	Service Agreement dated as of January 14, 2008, by and between CIBC Delaware Holdings Inc. and Oppenheimer & Co. Inc. together with Relocation from 300 Madison Avenue letter dated January 14, 2008 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.15	Securities Purchase Agreement, dated as of July 31, 2006, by and among Oppenheimer Holdings Inc., E. A. Viner International Co. and Canadian Imperial Bank of Commerce. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.16	Senior Secured Credit Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and the lenders party thereto from time to time, and Morgan Stanley Senior Funding, Inc., as administrative agent and syndication agent, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.17	Amendment No. 1 to Senior Secured Credit Agreement dated as of July 24, 2006 by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.18	Amendment No. 2 to Senior Secured Credit Agreement dated as of December 12, 2007, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., and Morgan Stanley Senior Funding, Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2007).

10.19	Pledge and Security Agreement, dated as of July 31, 2006, by and among E. A. Viner International Co., as borrower, and the other credit parties thereto from time to time, as guarantors, and Morgan Stanley & Co. Incorporated, as collateral agent. (previously filed as an Exhibit to Form 8-K dated August 3, 2006).

10.20	Third Amendment to Senior Secured Credit Agreement dated as of December 16, 2008, by and among E.A. Viner International Co., Oppenheimer Holdings Inc., Viner Finance Inc., each of the lenders party to the Existing Credit Agreement and Morgan Stanley Senior Funding, Inc., as administrative agent (previously filed as an Exhibit to Form 8-K dated December 16, 2008).

10.21	Agreement on Certain Outstanding Items, dated November 21, 2008, by and among Canadian Imperial Bank of Commerce, Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and E.A. Viner International Co. (previously filed as an Exhibit to Form 10-K for the year ended December 31, 2008).

10.22

Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc.

(previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.23	Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.24	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).

10.25	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of January 1, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2010).

10.26	Indenture dated as of April 12, 2011 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.27	Registration Rights Agreement dated April 12, 2011 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Morgan Stanley & Co. Incorporated, as representative of the several Initial Purchasers (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.28	Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of April 12, 2011 (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

10.29	Lease dated July 15, 2011 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2010).

10.30	First Amendment to Agreement of Lease dated January 29, 2013 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.31	Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the directors of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.32	Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the officers of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.33	Oppenheimer & Co. Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (As Further Amended and Restated with respect to Specific Elective Accounts Effective as of March 1, 2013) (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.34	Oppenheimer Holdings Inc. 2014 Incentive Plan (filed herewith).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith).

14	Oppenheimer Holdings Inc. and Oppenheimer & Co. Inc. Code of Conduct and Business Ethics for Directors, Officers and Employees (previously filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2011).

23.1	Consent of independent accountants (filed herewith).

23.2	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2013, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.