Form 10-Q
period 2014-03-31
OPPENHEIMER HOLDINGS INC
filed 2014-05-02
CIK 791963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2014 was 13,519,126 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except share amounts)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$123,042	$98,294
Cash and securities segregated for regulatory and other purposes	36,281	36,323
Deposits with clearing organizations	31,435	23,679
Receivable from brokers, dealers and clearing organizations	330,363	364,873
Receivable from customers, net of allowance for credit losses of $2,441 ($2,423 in 2013)	954,650	868,869
Income tax receivable, net	10,785	6,562
Securities purchased under agreements to resell	250,548	184,825
Securities owned, including amounts pledged of $483,347 ($586,625 in 2013), at fair value	936,016	856,088
Notes receivable, net	38,832	40,751
Office facilities, net accumulated depreciation of $98,546 ($97,118 in 2013)	32,395	32,939
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Loans held for sale	9,438	75,989
Mortgage servicing rights	29,226	28,879
Other assets	130,514	165,060

Total assets	$3,083,114	$2,952,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$41,306	$48,198
Bank call loans	197,000	118,200
Payable to brokers, dealers and clearing organizations	375,504	223,315
Payable to customers	629,564	626,564
Securities sold under agreements to repurchase	705,727	757,491
Securities sold, but not yet purchased, at fair value	143,453	76,314
Accrued compensation	106,512	180,119
Accounts payable and other liabilities	145,920	192,552
Senior secured notes	195,000	195,000
Deferred tax liabilities, net	12,546	7,096

Total liabilities	2,552,532	2,424,849

Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock (2014 – 13,516,626 shares issued and outstanding; 2013 – 13,377,967 shares issued and outstanding)	61,983	60,065
Class B voting common stock (99,680 shares issued and outstanding)	133	133

	62,116	60,198
Contributed capital	41,353	42,407
Retained earnings	419,942	418,204
Accumulated other comprehensive income	1,622	1,709

Total Oppenheimer Holdings Inc. stockholders’ equity	525,033	522,518
Non-controlling interest	5,549	5,353

Total stockholders’ equity	530,582	527,871

Total liabilities and stockholders’ equity	$3,083,114	$2,952,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2014	2013
REVENUE
Commissions	$122,138	$119,580
Advisory fees	68,205	56,720
Investment banking	33,524	18,448
Interest	12,390	12,371
Principal transactions, net	8,817	15,717
Other	10,094	16,310

Total revenue	255,168	239,146

EXPENSES
Compensation and related expenses	171,950	159,209
Communications and technology	16,734	15,864
Occupancy and equipment costs	15,397	17,565
Clearing and exchange fees	5,892	6,042
Interest	5,164	6,862
Other	34,922	26,891

Total expenses	250,059	232,433

Income before income taxes	5,109	6,713
Income tax provision	1,689	2,820

Net income for the period	3,420	3,893
Less net income attributable to non-controlling interest, net of tax	196	230

Net income attributable to Oppenheimer Holdings Inc.	$3,224	$3,663

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.24	$0.27
Diluted	$0.23	$0.26
Dividends declared per share	$0.11	$0.11
Weighted average shares
Basic	13,536,805	13,607,998
Diluted	14,114,957	14,028,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2014	2013
Net income for the period	$3,420	$3,893
Other comprehensive income (loss), net of tax(1)
Currency translation adjustment	(87)	451

Comprehensive income for the period	3,333	4,344
Less net income attributable to non-controlling interests, net of tax	196	230

Comprehensive income attributable to Oppenheimer Holdings Inc.	$3,137	$4,114

(1)	Other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to non-controlling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2014	2013
Share capital
Balance at beginning of period	$60,198	$62,181
Issuance of Class A non-voting common stock	1,918	—

Balance at end of period	62,116	62,181

Contributed capital
Balance at beginning of period	42,407	39,231
Tax benefit from share-based awards	1,242	—
Share-based expense	1,600	1,060
Vested employee share plan awards	(3,896)	—

Balance at end of period	41,353	40,291

Retained earnings
Balance at beginning of period	418,204	399,121
Net income for the period attributable to Oppenheimer Holdings Inc.	3,224	3,663
Dividends paid ($0.11 per share)	(1,486)	(1,497)

Balance at end of period	419,942	401,287

Accumulated other comprehensive income
Balance at beginning of period	1,709	207
Currency translation adjustment	(87)	451

Balance at end of period	1,622	658

Total Oppenheimer Holdings Inc. stockholders’ equity	525,033	504,417

Non-controlling interest
Balance at beginning of period	5,353	4,261
Net income attributable to non-controlling interest, net of tax	196	230

Balance at end of period	5,549	4,491

Total stockholders’ equity	$530,582	$508,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2014	2013
Cash flows from operating activities
Net income for the period	$3,420	$3,893
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for share-based awards	(2,074)	—
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	1,941	2,514
Deferred income taxes	5,450	14,560
Amortization of notes receivable	4,491	4,739
Amortization of debt issuance costs	160	160
Amortization of mortgage servicing rights	656	640
Provision for (reversal of) credit losses	18	(17)
Share-based compensation	3,834	1,879
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	42	(4,164)
Deposits with clearing organizations	(7,756)	1,378
Receivable from brokers, dealers and clearing organizations	34,510	188,744
Receivable from customers	(85,799)	(63,556)
Income tax receivable	(4,223)	(13,529)
Securities purchased under agreements to resell	(65,723)	—
Securities owned	(79,928)	(88,587)
Notes receivable	(2,572)	(2,445)
Loans held for sale	66,551	(2,811)
Mortgage servicing rights less amortization	(1,003)	(844)
Other assets	34,299	(18,946)
Increase (decrease) in operating liabilities:
Drafts payable	(6,892)	(11,659)
Payable to brokers, dealers and clearing organizations	152,189	11,394
Payable to customers	3,000	(85,344)
Securities sold under agreements to repurchase	(51,764)	151,745
Securities sold, but not yet purchased	67,139	(110,404)
Accrued compensation	(75,841)	(53,366)
Accounts payable and other liabilities	(46,721)	(31,645)

Cash used in operating activities	(52,596)	(105,671)

Cash flows from investing activities
Purchase of office facilities	(1,397)	(5,120)

Cash used in investing activities	(1,397)	(5,120)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,486)	(1,497)
Issuance of Class A non-voting common stock	185	—
Tax benefit from share-based awards	1,242	—
Increase in bank call loans, net	78,800	75,700

Cash provided by financing activities	78,741	74,203

Net increase (decrease) in cash and cash equivalents	24,748	(36,588)
Cash and cash equivalents, beginning of period	98,294	135,366

Cash and cash equivalents, end of period	$123,042	$98,778

Schedule of non-cash financing activities
Employee share plan issuance	$1,733	$—
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$788	$2,171
Cash paid during the period for income taxes, net of refunds	$131	$1,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization and basis of presentation

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

Oppenheimer provides its services from 96 offices in 25 states located throughout the United States and in 5 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates as the BUY and HOLD division of Freedom, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The accompanying December 31, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3 million, representing 16.32% of OMHHF. As of March 31, 2014, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $5.5 million.

2.	New accounting pronouncements

Recently Adopted

In June 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-08 “Financial Services – Investment Companies, Amendments to the Scope, Measurement and Disclosure Requirement.” The ASU clarifies the characteristics of an investment company by amending the measurement criteria for certain interests in other investment companies. Additionally, the ASU introduces new disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2013. The Company adopted this guidance in the period ended March 31, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU provides guidance that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2013. The Company adopted this guidance in the period ended March 31, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has or will have a major effect on an entity’s operation. The ASU also modified related disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2014 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flow.

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

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended
	March 31,
	2014	2013
Basic weighted average number of shares outstanding	13,536,805	13,607,998
Net dilutive effect of warrant, treasury method (1)	—	—
Net dilutive effect of share-based awards, treasury method (2)	578,152	420,717

Diluted weighted average number of shares outstanding	14,114,957	14,028,715

Net income for the period	$3,420	$3,893
Net income attributable to non-controlling interest, net of tax	196	230

Net income attributable to Oppenheimer Holdings Inc.	$3,224	$3,663

Basic earnings per share	$0.24	$0.27
Diluted earnings per share	$0.23	$0.26

(1)	As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp. (“CIBC”), the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expired on April 13, 2013. For the three months ended March 31, 2013, the effect of the warrants was anti-dilutive.
(2)	For the three months ended March 31, 2014, the diluted earnings per share computation does not include the anti-dilutive effect of 55,309 shares of Class A Stock granted under share-based compensation arrangements (1,057,573 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) for the three months ended March 31, 2013).

4.	Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2014	December 31, 2013
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$231,990	$274,127
Receivable from brokers	42,767	49,803
Securities failed to deliver	29,298	9,628
Clearing organizations	18	27
Omnibus accounts	16,628	18,086
Other	9,662	13,202

	$330,363	$364,873

Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$209,153	$211,621
Securities failed to receive	26,071	5,346
Clearing organizations and other	140,280	6,348

	$375,504	$223,315

5.	Financial instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of March 31, 2014		As of December 31, 2013
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$689,584	$85,502	$596,114	$11,889
Corporate debt and other obligations	15,151	2,325	14,673	4,847
Mortgage and other asset-backed securities	5,245	4	3,395	7
Municipal obligations	43,494	113	40,166	72
Convertible bonds	55,965	8,052	53,719	13,922
Corporate equities	40,443	47,249	61,634	45,336
Money markets	1,109	208	1,263	241
Auction rate securities	85,025	—	85,124	—

Total	$936,016	$143,453	$856,088	$76,314

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2014 are corporate equities with estimated fair values of approximately $15.1 million ($15.3 million at December 31, 2013), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Interest Rate Lock Commitments

OMHHF records an interest rate lock commitment upon the commitment to originate a loan with a borrower. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan. The interest rate lock commitments are valued using a discounted cash flow model developed based on U.S. Treasury rate changes and other observable market data. The value is determined after considering the potential impact of collateralization, and the Company categorizes these commitments within Level 3 of the fair value hierarchy.

To-Be-Announced (“TBA”) sale contracts

TBA sale contracts of permanent loans originated or purchased at OMHHF are based on observable market prices of recently executed purchases of similar loans which are then used to derive a market implied spread, which in turn is used as the primary input in estimating the fair value of loans at the measurement date. TBA sale contracts of construction loans originated or purchased at OMHHF are based on observable market prices of recently executed purchases. TBA sale contracts are categorized within Level 2 of the fair value hierarchy given the observability and volume of recently executed transactions.

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

Auction Rate Securities

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2014, the Company purchased and holds (net of redemptions) approximately $91.5 million in ARS from its clients. In addition, the Company is committed to purchase ARS in the amount of $5 million from clients pursuant to the settlements with Regulators and another $24.0 million from clients through 2016 under legal settlements and awards.

The Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

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

Additional information regarding the valuation technique and inputs for level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2014
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$73,325	$3,895	$69,430	Discounted Cash Flow	Discount Rate (2)	1.42% to 1.94%	1.70%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.17% to 0.43%	0.31%
Municipal Auction Rate Securities	8,180	817	7,363	Discounted Cash Flow	Discount Rate (4)	2.64%	2.64%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.25%	0.25%
	5,975	441	5,534	Secondary Market Trading Activity	Observable trades in inactive market for in-portfolio securities	92.60% of par	92.60% of par
Student Loan Auction Rate Securities	425	69	356	Discounted Cash Flow	Discount Rate (5)	3.50%	3.50%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	0.84%	0.84%
Other(4)	3,625	1,283	2,342	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	64.60% of par	64.60% of par

	$91,530	$6,505	$85,025

Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$14,946	$763	$14,183	Discounted Cash Flow	Discount Rate (2)	1.42% to 1.94%	1.70%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.17% to 0.43%	0.31%
Municipal Auction Rate Securities	13,511	1,351	12,160	Discounted Cash Flow	Discount Rate (4)	2.64%	2.64%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.25%	0.25%
Student Loan Auction Rate Securities	567	92	475	Discounted Cash Flow	Discount Rate (5)	3.50%	3.50%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	0.84%	0.84%

	$29,024	$2,206	$26,818

Total	$120,554	$8,711	$111,843

(1)	Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at March 31, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at March 31, 2014.
(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.29%.
(3)	Based on current auctions in comparable securities that have not failed.
(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.51%.
(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.30%.
(6)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2014.
(7)	Represents ARS issued by credit default obligation structure that the Company has purchased and is committed to purchase as a result of a legal settlement.

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•	The impact of a 25 basis point increase in the discount rate at March 31, 2014 would result in a decrease in the fair value of $1.0 million does not consider a corresponding reduction in duration as discussed above.

•	The impact of a 50 basis point increase in the discount rate at March 31, 2014 would result in a decrease in the fair value of $2.1 million does not consider a corresponding reduction in duration as discussed above.

These sensitivities are hypothetical and are based on scenarios where they are “stressed” and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2014, the Company had a valuation adjustment (unrealized loss) of $6.5 million for ARS owned which is included in principal transactions on the condensed consolidated statements of income. As of March 31, 2014, the Company also had a valuation adjustment of $2.2 million on ARS purchase commitments from settlements with Regulators and legal settlements and awards which is included in other revenue on the condensed consolidated statements of income. The total valuation adjustment was $8.7 million as of March 31, 2014. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2014:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds(1)	$1,211	$—	Quarterly – Annually	30 – 120 Days
Private equity funds(2)	6,776	1,836	N/A	N/A

	$7,987	$1,836

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies. Each hedge fund has various restrictions regarding redemption, no investment is locked-up for a period greater than one year.
(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature of these funds, investors are not permitted to make withdrawals without consent of the general partner. The lock-up period of the private equity fund is expected to be 10 years.

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

Valuation Process

The Finance & Accounting (“F&A”) group is responsible for the Company’s fair value policies, processes and procedures. F&A is independent from the business units and trading desks and is headed by the Company’s Chief Financial Officer, who has final authority over the valuation of the Company’s financial instruments. The Finance Control Group (“FCG”) within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures.

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

Assets and Liabilities Measured at Fair Value

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014

(Expressed in thousands)
	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$86,242	$—	$—	$86,242
Securities segregated for regulatory and other purposes	11,499	—	—	11,499
Deposits with clearing organizations	15,094	—	—	15,094
Securities owned:
U.S Treasury securities	638,664	—	—	638,664
U.S. Agency securities	—	50,205	—	50,205
Sovereign obligations	—	715	—	715
Corporate debt and other obligations	—	15,151	—	15,151
Mortgage and other asset-backed securities	—	5,245	—	5,245
Municipal obligations	—	43,424	70	43,494
Convertible bonds	—	55,965	—	55,965
Corporate equities	40,443	—	—	40,443
Money markets	1,109	—	—	1,109
Auction rate securities	—	—	85,025	85,025

Securities owned, at fair value	680,216	170,705	85,095	936,016
Investments (1)	1,066	48,328	8,706	58,100
Loans held for sale	—	9,438	—	9,438
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	6,787	—	6,787
Interest rate lock commitments	—	—	3,038	3,038

Derivative contracts, total	—	6,787	3,038	9,825

Total	$794,117	$485,258	$96,839	$1,376,214

Liabilities
Securities sold, but not yet purchased:
U.S Treasury securities	$85,043	$—	$—	$85,043
U.S. Agency securities	—	17	—	17
Sovereign obligations	—	442	—	442
Corporate debt and other obligations	—	2,325	—	2,325
Mortgage and other asset-backed securities	—	4	—	4
Municipal obligations	—	113	—	113
Convertible bonds	—	8,052	—	8,052
Corporate equities	47,249	—	—	47,249
Money markets	208	—	—	208

Securities sold, but not yet purchased at fair value	132,500	10,953	—	143,453
Investments	101	—	—	101
Derivative contracts:
U.S. treasury futures	179	—	—	179
Federal funds futures	—	105		105
Euro dollars futures	—	105	—	105
TBAs	—	344	—	344
Interest rate lock commitments	—	—	4,402	4,402
ARS purchase commitments	—	—	2,205	2,205

Derivative contracts, total	179	554	6,607	7,340

Total	$132,780	$11,507	$6,607	$150,894

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,268	$—	$—	$60,268
Securities segregated for regulatory and other purposes	11,495	—	—	11,495
Deposits with clearing organizations	10,492	—	—	10,492
Securities owned:
U.S Treasury securities	566,346	—	—	566,346
U.S. Agency securities	—	29,448	—	29,448
Sovereign obligations	—	320	—	320
Corporate debt and other obligations	—	14,673	—	14,673
Mortgage and other asset-backed securities	—	3,395	—	3,395
Municipal obligations	—	39,930	236	40,166
Convertible bonds	—	53,719	—	53,719
Corporate equities	61,634	—	—	61,634
Money markets	1,263	—	—	1,263
Auction rate securities	—	—	85,124	85,124

Securities owned, at fair value	629,243	141,485	85,360	856,088
Investments (1)	10,775	47,726	5,946	64,447
Loans held for sale	—	75,989	—	75,989
Securities purchased under agreements to resell (2)		184,000		184,000
Derivative contracts:
TBAs	—	2,155	—	2,155
Interest rate lock commitments	—	—	2,375	2,375

Derivative contracts, total	—	2,155	2,375	4,530

Total	$722,273	$451,355	$93,681	$1,267,309

Liabilities
Securities sold, but not yet purchased:
U.S Treasury securities	$11,837	$—	$—	$11,837
U.S. Agency securities	—	52	—	52
Corporate debt and other obligations	—	4,847	—	4,847
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	72	—	72
Convertible bonds	—	13,922	—	13,922
Corporate equities	45,336	—	—	45,336
Money markets	241	—	—	241

Securities sold, but not yet purchased at fair value	57,414	18,900	—	76,314
Investments	648	—	—	648
Derivative contracts:
U.S. treasury futures	186	—	—	186
Federal funds futures	—	18	—	18
Euro dollars futures	—	44	—	44
TBAs	—	73	—	73
Interest rate lock commitments	—	—	3,653	3,653
ARS purchase commitments	—	—	2,600	2,600

Derivative contracts, total	186	135	6,253	6,574

Total	$58,248	$19,035	$6,253	$83,536

(1)	Included in other assets on the condensed consolidated balance sheet.
(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three months ended March 31, 2014.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Municipals	$236	$(166)	$—	$—	$—	$70
Auction rate securities (1)	85,124	1	3,200	(3,300)	—	85,025
Interest rate lock commitments (2)	2,375	663	—	—	—	3,038
Investments (3)	5,946	(169)	4,052	(503)	(620)	8,706
Liabilities
Interest rate lock commitments (2)	3,653	(749)	—	—	—	4,402
ARS purchase commitments (4)	2,600	395	—	—	—	2,205

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(2)	Interest rate lock commitment is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.
(3)	Primarily represents general partner ownership and limited partner interests in hedge funds and private equity funds sponsored by the Company.
(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(5)	Included in principal transactions on the condensed consolidated statement of income, except for investments which are included in other income on the condensed consolidated statement of income.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.
(7)	Purchases and issuances in connection with ARS purchase commitments represent instances in which the Company purchased ARS securities from clients during the period pursuant to regulatory and legal settlements and awards that satisfy the outstanding commitment to purchase obligation. This also includes instances where the ARS issuer has redeemed ARS where the Company had an outstanding purchase commitment prior to the Company purchasing those ARS.
(8)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$7	$23	$(18)	$—	$52
Municipals	239	—	—	—	—	239
Auction rate securities (2)	72,118	(690)	4,250	(3,125)	—	72,553
Investments (3)	12,954	329	—	(504)	—	12,779
Liabilities
Auction rate securities (2)	100	—	—	—	—	100
ARS purchase commitments (4)	2,647	553	—	—	—	2,094

(1)	Represents private placements of non-agency collateralized mortgage obligations.
(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.
(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(5)	Included in principal transactions on the condensed consolidated statement of income, except for investments which are included in other income on the condensed consolidated statement of income.
(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.
(7)	Purchases and issuances in connection with ARS purchase commitments represent instances in which the Company purchased ARS securities from clients during the period pursuant to regulatory and legal settlements and awards that satisfy the outstanding commitment to purchase obligation. This also includes instances where the ARS issuer has redeemed ARS where the Company had an outstanding purchase commitment prior to the Company purchasing those ARS.
(8)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

Financial Instruments Not Measured at Fair Value

The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value in the condensed consolidated balance sheets. The tables below exclude non-financial assets and liabilities (e.g., office facilities and accrued compensation).

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

Assets and liabilities not measured at fair value on a recurring basis as of March 31, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of March 31, 2014		As of March 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$36,800	$36,800	$36,800	$—	$—	$36,800
Cash segregated for regulatory and other purposes	24,782	24,782	24,782	—	—	24,782
Deposits with clearing organization	16,341	16,341	16,341	—	—	16,341
Receivable from brokers, dealers and clearing organizations
Deposits paid for securities borrowed	231,990	231,990	—	231,990	—	231,990
Receivables from brokers	42,767	42,767	—	42,767	—	42,767
Securities failed to deliver	29,298	29,298	—	29,298	—	29,298
Clearing organizations	18	18	—	18	—	18
Omnibus accounts	16,628	16,628	—	16,628	—	16,628
Other	9,662	9,662	—	9,662	—	9,662

	330,363	330,363	—	330,363	—	330,363
Receivable from customers	954,650	954,650	—	954,650	—	954,650
Securities purchased under agreements to resell	548	548	548	—	—	548
Mortgage servicing rights (“MSRs”)	29,226	40,882	—	—	40,882	40,882
Escrow deposit (1)	25,006	25,006	25,006	—	—	25,006

(1)	Included in other assets on the condensed consolidated balance sheet. Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the condensed consolidated balance sheet (see note 3 below).

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of March 31, 2014		As of March 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$41,306	$41,306	$41,306	$—	$—	$41,306
Bank call loans	197,000	197,000	197,000	—	—	197,000
Payables to brokers, dealers and clearing organizations
Deposits received for securities loaned	209,153	209,153	—	209,153	—	209,153
Securities failed to receive	26,071	26,071	—	26,071	—	26,071
Clearing organizations and other	140,280	140,280	—	140,280	—	140,280

	375,504	375,504	—	375,504	—	375,504
Payables to customers	629,564	629,564	—	629,564	—	629,564
Securities sold under agreements to repurchase	705,727	705,727	—	705,727	—	705,727
Accounts payable and other liabilities
Warehouse payable (2)	2,417	2,417	—	2,417	—	2,417
Payable to third party (3)	25,006	25,006	25,006	—	—	25,006
Senior secured notes	195,000	208,285	—	208,285	—	208,285

(2)	Warehouse payable represents loans outstanding under a warehouse facility provided by a commercial bank but prior to GNMA securitization. The borrowing rate on the warehouse facility is based upon a variable interest rate of 1 month LIBOR plus a spread. The carrying amounts approximate fair value because of the short maturity of these instruments. Used to fund loans held for sale in other assets on the condensed consolidated balance sheet.
(3)	Corresponds with escrow deposit in other assets on the condensed consolidated balance sheet (see note 1 above).

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2013		As of December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$38,026	$38,026	$38,026	$—	$—	$38,026
Cash segregated for regulatory and other purposes	24,828	24,828	24,828	—	—	24,828
Deposits with clearing organization	13,187	13,187	13,187	—	—	13,187
Receivable from brokers, dealers and clearing organizations
Deposits paid for securities borrowed	274,127	274,127	—	274,127	—	274,127
Receivables from brokers	49,803	49,803	—	49,803	—	49,803
Securities failed to deliver	9,628	9,628	—	9,628	—	9,628
Clearing organizations	27	27	—	27	—	27
Omnibus accounts	18,086	18,086	—	18,086	—	18,086
Other	13,202	13,202	—	13,202	—	13,202

	364,873	364,873	—	364,873	—	364,873
Receivable from customers	868,869	868,869	—	868,869	—	868,869
Securities purchased under agreements to resell	825	825	825	—	—	825
Mortgage servicing rights (“MSRs”)	28,879	40,084	—	—	40,084	40,084
Escrow deposit (1)	25,006	25,006	25,006	—	—	25,006

(1)	Included in other assets on the condensed consolidated balance sheet. Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the condensed consolidated balance sheet (see note 3 below).

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2013		As of December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,198	$48,198	$48,198	$—	$—	$48,198
Bank call loans	118,200	118,200	118,200	—	—	118,200
Payables to brokers, dealers and clearing organizations
Deposits received for securities loaned	211,621	211,621	—	211,621	—	211,621
Securities failed to receive	5,346	5,346	—	5,346	—	5,346
Clearing organizations and other	6,348	6,348	—	6,348	—	6,348

	223,315	223,315	—	223,315	—	223,315
Payables to customers	626,564	626,564	—	626,564	—	626,564
Securities sold under agreements to repurchase	757,491	757,491	—	757,491	—	757,491
Accounts payable and other liabilities
Warehouse payable (2)	54,614	54,614	—	54,614	—	54,614
Payable to third party (3)	25,006	25,006	25,006	—	—	25,006
Senior secured notes	195,000	208,529	—	208,529	—	208,529

(2)	Warehouse payable represents loans outstanding under a warehouse facility provided by a commercial bank but prior to GNMA securitization. The borrowing rate on the warehouse facility is based upon a variable interest rate of 1 month LIBOR plus a spread. The carrying amounts approximate fair value because of the short maturity of these instruments. Used to fund loans held for sale in other assets on the condensed consolidated balance sheet.
(3)	Corresponds with escrow deposit in other assets on the consolidated balance sheet (see note 1 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at March 31, 2014 or December 31, 2013.

The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At March 31, 2014, the Company did not carry any loans held for sale for a period longer than 90 days. At March 31, 2014, the book value and fair value of loans held for sale was $9.7 million and $9.4 million, respectively.

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

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At March 31, 2014, there were no forward or option contracts outstanding.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At March 31, 2014, the Company had 330 open short contracts for 10-year U.S. Treasury notes with a fair value of $179,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At March 31, 2014, the Company had 1,125 open contracts for Federal Funds futures with a fair value of approximately $105,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

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

Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input includes, as applicable:

•	the assumed gain/loss of the expected resultant loan sale to the buyer;

•	the expected net future cash flows associated with servicing the loan;

•	the effects of interest rate movements between the date of the rate lock and the balance sheet date; and

•	the nonperformance risk of both the counterparty and the Company.

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

TBA Securities

The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the condensed consolidated statements of income as principal transactions revenue, net.

The notional amounts and fair values of the Company’s derivatives at March 31, 2014 and December 31, 2013 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at March 31, 2014
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$75,994	$441
	TBA sale contracts	192,110	6,346
	Interest rate lock commitments	108,067	3,038

		$376,171	$9,825

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$46,000	$179
	Federal funds futures	5,625,000	105
	Euro dollars futures	299,000	105
Other contracts	TBAs	47,194	344
	Interest rate lock commitments	74,300	4,402
	Forward start repurchase agreements	200,000	—
	ARS purchase commitments (3)	29,024	2,205

		$6,320,518	$7,340

(1)	See “Derivative Instruments and Hedging Activities” above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.
(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2013
	Description	Notional	Fair Value

Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$25,262	$134
	TBA sale contracts	266,415	2,021
	Interest rate lock commitments	115,569	2,375

		$407,246	$4,530

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$60,000	$186
	Federal funds futures	6,155,000	18
	Euro dollars futures	347,000	44
Other contracts	TBAs	14,547	73
	Interest rate lock commitments	76,604	3,653
	Forward start repurchase agreements	506,000	—
	ARS purchase commitments (3)	29,056	2,600

		$7,188,207	$6,574

(1)	See “Derivative Instruments and Hedging Activities” above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.
(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
(3)	Included in other liabilities on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the three months ended March 31, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended March 31, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. treasury futures	Principal transaction revenue	$(424)
	Federal funds futures	Principal transaction revenue	(160)
	Euro dollars futures	Principal transaction revenue	(89)
Other contracts	TBAs	Principal transaction revenue	(786)
	TBAs sale contracts	Other	(4,325)
	Interest rate lock commitments	Other	(86)
	ARS purchase commitments	Principal transaction revenue	395

			$(5,475)

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended March 31, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. treasury futures	Principal transaction revenue	$(119)
	Federal funds futures	Principal transaction revenue	55
	Euro dollars futures	Principal transaction revenue	—
Other contracts	TBAs	Principal transaction revenue	98
	TBA sale contracts	Other	2,928
	ARS purchase commitments	Principal transaction revenue	1,794

			$4,756

6.	Collateralized transactions

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At March 31, 2014, bank call loans were $197.0 million ($118.2 million at December 31, 2013).

At March 31, 2014, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $105.0 million and $234.0 million, respectively, with commercial banks. At March 31, 2014, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $187.8 million under securities loan agreements.

At March 31, 2014, the Company had deposited $323.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At March 31, 2014, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2014 and December 31, 2013:

As of March 31, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$346,428	$(95,880)	$250,548	$(250,000)	$—	$548
Securities borrowed (1)	231,990	—	231,990	(226,854)	—	5,136

Total	$578,418	$(95,880)	$482,538	$(476,854)	$—	$5,684

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$801,607	$(95,880)	$705,727	$(704,687)	$—	$1,040
Securities loaned (2)	209,153	—	209,153	(203,614)	—	5,539

Total	$1,010,760	$(95,880)	$914,880	$(908,301)	$—	$6,579

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2013
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$389,439	$(204,614)	$184,825	$(183,305)	$—	$1,520
Securities borrowed (1)	274,127	—	274,127	(265,936)	—	8,191

Total	$663,566	$(204,614)	$458,952	$(449,241)	$—	$9,711

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$962,105	$(204,614)	$757,491	$(753,003)	$—	$4,488
Securities loaned (2)	211,621	—	211,621	(204,971)	—	6,650

Total	$1,173,726	$(204,614)	$969,112	$(957,974)	$—	$11,138

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements was $250 million and $nil respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2014, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $227.0 million ($265.3 million at December 31, 2013) and $346.3 million ($385.5 million at December 31, 2013), respectively, of which the Company has sold and re-pledged approximately $15.2 million ($11.0 million at December 31, 2013) under securities loaned transactions and $346.3 million under repurchase agreements ($385.5 million at December 31, 2013).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $483.3 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2014 ($586.6 million at December 31, 2013). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $105.7 million at March 31, 2014 ($126.8 million at December 31, 2013).

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

As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) as a prime broker was transferred to an investment trust. On September 26, 2013, the first interim distribution in the amount of $9.5 million was received by the trust and distributed to its members. During the first quarter of 2014, a subsequent distribution in the amount of $600,000 was received by the trust and distributed to its members. The 2014 payment substantially completes the Company’s claim on the Lehman Brothers Estate.

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2014 are receivables from three major U.S. broker-dealers totaling approximately $123.4 million.

Warehouse Facilities

Through OPY Credit Corp., the Company utilized a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third party borrowers identified by the Company. This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrowers or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s condensed consolidated statements of income as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At March 31, 2014, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at March 31, 2014 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2014, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA—guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At March 31, 2014, OMHHF had $2.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three months ended March 31, 2014 was $144,000 ($142,000 for the three months ended March 31, 2013). The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

As discussed in Note 5, Financial instruments, the Company enters into TBA sale contracts to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBA sale contracts are unable to fulfill their contractual obligations.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at March 31, 2014 and December 31, 2013:

(Expressed in thousands)
	March 31, 2014
					Maximum
					Exposure
		Carrying Value of the			to Loss in
	Total	Company’s Variable Interest		Capital	Non-consolidated
	VIE Assets (1)	Assets (2)	Liabilities	Commitments	VIEs
Hedge funds	$1,997,215	$3,739	$—	$—	$3,739
Private equity funds	72,400	30	—	4	34

Total	$2,069,615	$3,769	$—	$4	$3,773

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.
(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	December 31, 2013
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

In accordance with HUD guidelines, OMHHF will, with approval and for certain loan programs, apply the GNMA trade premium toward the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from GNMA trade premiums that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against GNMA premium were $340,000 and $3.0 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $257.1 million at March 31, 2014 ($251.4 million at December 31, 2013). These amounts are not included on the condensed consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at March 31, 2014 was approximately $157.0 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.

The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows:

(Expressed in thousands)
	As of March 31, 2014	As of December 31, 2013
Unpaid principal balance of loans	3,941,492	$3,885,437

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

The fair value of the servicing rights on the loan portfolio was $40.9 million and $40.1 million at March 31, 2014 and December 31, 2013, respectively (carrying value of $29.2 million and $28.9 million at March 31, 2014 and December 31, 2013, respectively). The following table summarizes the changes in carrying value of MSRs for the three months ended March 31, 2014 and 2013:

(Expressed in thousands)
	For the Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$28,879	$26,983
Originations (1)	1,544	1,540
Purchases	21	186
Disposals (1)	(562)	(882)
Amortization expense	(656)	(640)

Balance at end of period	$29,226	$27,187

(1)	Includes refinancings

Servicing rights are amortized using the straight-line method over 10 years. Amortization expense for the next five years is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2014	$2,702	$1,354	$4,056
2015	2,702	1,354	4,056
2016	2,693	1,342	4,035
2017	2,669	1,316	3,985
2018	2,577	1,292	3,869
Thereafter	6,687	2,538	9,225

	$20,030	$9,196	$29,226

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the three months ended March 31, 2014 and 2013 were as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2014	2013
Servicing fees	$1,344	$1,208
Late fees	—	62
Ancillary fees	93	57

Total MSR fees	$1,437	$1,327

9.	Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At March 31, 2014	At December 31, 2013
Senior Secured Notes	4/15/2018	$195,000	$195,000

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The Notes were non-callable until April 2014. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and is amortized over the period of the Notes.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2014, the Company was in compliance with all of its covenants.

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

On March 14, 2014, the Company announced that it would be retiring a total of $50.0 million (25%) of the Notes. The Company delivered to the holders of the Notes a notice of partial redemption, notifying such holders of the Company’s intent to redeem on April 15, 2014 (the “Redemption Date”) $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon to the Redemption Date. In addition, the Company would also be retiring the $5.0 million aggregate principal amount of the Notes that it currently holds that were purchased in November 2011 at a cost of $4.7 million. Upon completion of the redemption and retirement on the Redemption Date, $150.0 million aggregate principal amount of the Notes will remain outstanding. The retirement of the Notes reduced the Company’s interest costs by $3.9 million annually.

Interest expense for both the three months ended March 31, 2014 and 2013 on the Notes was $4.3 million.

10.	Share capital

The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock, par value $0.001 per share; and (c) 99,680 shares of Class B voting common stock, par value $0.001 per share. No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.

The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Class A Stock outstanding, beginning of period	13,377,967	13,508,318
Issued pursuant to shared-based compensation plans	138,659	—
Repurchased and cancelled pursuant to the stock buy-back	—	—

Class A Stock outstanding, end of period	13,516,626	13,508,318

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

In the three months ended March 31, 2014, the Company did not buy back any stock under this program. As of March 31, 2014, 352,823 shares were available to be purchased under this program.

11.	Contingencies

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $41 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2014, the Company purchased and holds (net of redemptions) approximately $91.5 million in ARS from its clients. In addition, the Company is committed to purchase ARS in the amount of $5 million from clients pursuant to the settlements with Regulators and another $24.0 million from clients through 2016 under legal settlements and awards.

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

At March 31, 2014, the Company had $5 million of outstanding ARS purchase commitments related to the settlements with Regulators. Eligible Investors for future buybacks continued to hold approximately $116.8 million of ARS principal value as of March 31, 2014. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments to Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described above does not include the range of loss described in “Contingencies – Legal” above.

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.

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

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of a matter that was previously settled with FINRA. On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that the Company make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of low-priced securities on behalf of a former customer of the firm. The Company submitted a Wells response on August 19, 2013.

Since the third quarter of October 2010, Oppenheimer has been responding to information requests based on a notice of an investigation by the SEC related to the trading of low-priced securities by one former financial advisor in one of Oppenheimer’s branch offices and the supervision related thereto. Both branch and headquarters personnel, including members of senior management, have provided on-the-record testimony in connection with the investigation.

The Company believes that the SEC may file one or more actions against Oppenheimer in connection with the two immediately preceding paragraphs. As a result the Company recorded a $7.7 million charge against earnings in the first quarter of 2014 related to these two matters.

On February 20, 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FINCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FINCEN request for information in March of 2014.

12.	Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2014, the net capital of Oppenheimer as calculated under the Rule was $168.0 million or 12.5% of Oppenheimer’s aggregate debit items. This was $141.2 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At March 31, 2014, Freedom had net capital of $4.5 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of March 31, 2014. The Company had no deposit requirements as of March 31, 2014.

At March 31, 2014, Oppenheimer and Freedom had $14.5 million and $20.9 million, respectively, in cash and U.S. Treasury securities segregated under Federal and other regulations.

New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014 for Oppenheimer Europe Ltd. At March 31, 2014, the capital required and held under CRD IV were as follows:

•	Initial capital $4.8 million (required $68,000);

•	Common Equity Tier 1 ratio 10.81% (required 4.5%);

•	Tier 1 Capital ratio 10.81% (required 6.0%); and

•	Total Capital ratio 12.49% (required 8.0%).

At March 31, 2014, the regulatory capital of Oppenheimer Investments Asia Limited was $2.2 million, which was $1.9 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

13.	Related party transactions

The Company does not make loans to its officers and directors except under normal commercial terms pursuant to client margin account agreements. These loans are fully collateralized by employee-owned securities.

14.	Segment information

The Company has determined its reportable segments based on the Company’s method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company evaluates the performance of its reportable segments and allocates resources to them based upon profitability.

Due to the growth in the Company’s commercial loan origination and servicing business operated out of OMHHF, the Company has presented separately the results of this business in a reportable segment titled “Commercial Mortgage Banking.” This reportable segment engages in business activities in which it earns revenues and incurs expenses that are distinct from the Company’s other reportable segments, its operating results are reviewed by the Company’s Chief Executive Officer who makes decisions about resources to be allocated to this business, and separate financial information is available for the legal entity from which it operates. The Commercial Mortgage Banking reportable segment not only meets these qualitative criteria but, as a result of its recent growth, also meets one of the quantitative thresholds for segment reporting. Previously reported segment information has been revised to reflect this new reportable segment.

The Company’s reportable segments are:

Private Client—includes commissions and a proportionate amount of fee income earned on AUM, net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;

Asset Management—includes a proportionate amount of fee income earned on AUM from investment management services of Oppenheimer Asset Management Inc. Oppenheimer’s asset management divisions employ various programs to professionally manage client assets either in individual accounts or in funds, and includes direct expenses associated with this segment;

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

The table below presents information about the reported revenue and net income before taxes of the Company for the three months ended March 31, 2014 and 2013. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2014	2013
Revenue
Private client division *	$147,820	$143,369
Asset management *	24,610	20,956
Capital markets	77,881	65,131
Commercial mortgage banking	4,872	8,066
Corporate/Other	(15)	1,624

Total	$255,168	$239,146

Income (loss) before income taxes
Private client division *	$10,308	$17,327
Asset management *	7,683	6,543
Capital markets	11,184	3,533
Commercial mortgage banking	1,849	2,878
Corporate/Other	(25,915)	(23,568)

Total	$5,109	$6,713

*	Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client Divisions.

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2014 and 2013, was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2014	2013
United States	$239,912	$228,693
Europe/Middle East	13,837	8,403
Asia	1,003	825
South America	416	1,225

Total	$255,168	$239,146

15.	Subsequent events

On May 1, 2014, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 27, 2014 to holders of Class A Stock and Class B Stock of record on May 15, 2014.

On April 14, 2014, the Company redeemed $45.0 million aggregate principal amount of the Notes at a price equal to 106.563% of the principal. In addition, the Company retired $5.0 million aggregate principal amount of the Notes. The remaining outstanding aggregate principal amount of the Notes is $150.0 million.

16.	Condensed consolidating financial information

The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indenture for the Notes contains covenants with restrictions which are discussed in Note 9. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.

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

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$598	$58,197	$64,247	$—	$123,042
Cash and securities segregated for regulatory and other purposes	—	—	36,281	—	36,281
Deposits with clearing organizations	—	—	31,435	—	31,435
Receivable from brokers, dealers and clearing organizations	—	—	330,363	—	330,363
Receivable from customers, net of allowance for credit losses of $2,441	—	—	954,650	—	954,650
Income tax receivable	21,287	27,505	(700)	(37,307)	10,785
Securities purchased under agreements to resell	—	—	250,548	—	250,548
Securities owned, including amounts pledged of $483,347, at fair value	—	1,856	934,160	—	936,016
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	38,832	—	38,832
Office facilities, net	—	20,923	11,472	—	32,395
Deferred tax assets, net	796	309	23,826	(24,931)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	9,438	—	9,438
Mortgage servicing rights	—	—	29,226	—	29,226
Other assets	2,702	27,023	100,789	—	130,514
Investment in subsidiaries	553,042	892,633	(183,614)	(1,262,061)	—
Intercompany receivables	152,219	(72,068)	(15,650)	(64,501)	—

Total assets	$730,644	$1,068,936	$2,784,892	$(1,501,358)	$3,083,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$41,306	$—	$41,306
Bank call loans	—	—	197,000	—	197,000
Payable to brokers, dealers and clearing organizations	—	—	375,504	—	375,504
Payable to customers	—	—	629,564	—	629,564
Securities sold under agreements to repurchase	—	—	705,727	—	705,727
Securities sold, but not yet purchased, at fair value	—	—	143,453	—	143,453
Accrued compensation	—	—	106,512	—	106,512
Accounts payable and other liabilities	8,171	58,799	78,950	—	145,920
Income tax payable	2,440	22,189	12,678	(37,307)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,477	(24,931)	12,546
Intercompany payables	—	64,501	—	(64,501)	—

Total liabilities	205,611	145,489	2,440,729	(239,297)	2,552,532
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	525,033	923,447	338,614	(1,262,061)	525,033
Non-controlling interest	—	—	5,549	—	5,549

Total stockholders’ equity	525,033	923,447	344,163	(1,262,061)	530,582

Total liabilities and stockholders’ equity	$730,644	$1,068,936	$2,784,892	$(1,501,358)	$3,083,114

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$448	$30,901	$66,945	$—	$98,294
Cash and securities segregated for regulatory and other purposes	—	—	36,323	—	36,323
Deposits with clearing organizations	—	—	23,679	—	23,679
Receivable from brokers, dealers and clearing organizations	—	—	364,873	—	364,873
Receivable from customers, net of allowance for credit losses of $2,423	—	—	868,869	—	868,869
Income tax receivable	19,494	27,589	(817)	(39,704)	6,562
Securities purchased under agreements to resell	—	—	184,825	—	184,825
Securities owned, including amounts pledged of $586,625, at fair value	—	2,225	853,863	—	856,088
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	40,751	—	40,751
Office facilities, net	—	21,250	11,689	—	32,939
Deferred tax assets, net	678	309	29,496	(30,483)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	75,989	—	75,989
Mortgage servicing rights	—	—	28,879	—	28,879
Other assets	2,797	27,113	135,150	—	165,060
Investment in subsidiaries	546,755	910,230	(182,625)	(1,274,360)	—
Intercompany receivables	153,528	(68,920)	(20,107)	(64,501)	—

Total assets	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,198	$—	$48,198
Bank call loans	—	—	118,200	—	118,200
Payable to brokers, dealers and clearing organizations	—	—	223,315	—	223,315
Payable to customers	—	—	626,564	—	626,564
Securities sold under agreements to repurchase	—	—	757,491	—	757,491
Securities sold, but not yet purchased, at fair value	—	—	76,314	—	76,314
Accrued compensation	—	—	180,119	—	180,119
Accounts payable and other liabilities	3,742	59,289	129,609	(88)	192,552
Income tax payable	2,440	22,189	15,075	(39,704)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,579	(30,483)	7,096
Intercompany payables	—	64,501	—	(64,501)	—

Total liabilities	201,182	145,979	2,325,022	(247,334)	2,424,849
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	522,518	917,276	356,996	(1,274,272)	522,518
Non-controlling interest	—	—	5,353	—	5,353

Total stockholders’ equity	522,518	917,276	362,349	(1,274,272)	527,871

Total liabilities and stockholders’ equity	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$122,138	$—	$122,138
Advisory fees	—	—	68,575	(370)	68,205
Investment banking	—	—	33,524	—	33,524
Interest	—	2,733	12,367	(2,710)	12,390
Principal transactions, net	—	40	8,777	—	8,817
Other	—	216	10,094	(216)	10,094

Total revenue	—	2,989	255,475	(3,296)	255,168

EXPENSES
Compensation and related expenses	315	—	171,635	—	171,950
Communications and technology	27	—	16,707	—	16,734
Occupancy and equipment costs	—	—	15,613	(216)	15,397
Clearing and exchange fees	—	—	5,892	—	5,892
Interest	4,375	—	3,499	(2,710)	5,164
Other	344	2	34,946	(370)	34,922

Total expenses	5,061	2	248,292	(3,296)	250,059

Income (loss) before income taxes	(5,061)	2,987	7,183	—	5,109
Income tax provision (benefit)	(1,911)	(138)	3,738	—	1,689

Net income (loss) for the period	(3,150)	3,125	3,445	—	3,420
Less net income attributable to non-controlling interest, net of tax	—	—	196	—	196
Equity in subsidiaries	6,374	—	—	(6,374)	—

Net income attributable to Oppenheimer Holdings Inc.	3,224	3,125	3,249	(6,374)	3,224
Other comprehensive loss	—	—	(87)	—	(87)

Total comprehensive income	$3,224	$3,125	$3,162	$(6,374)	$3,137

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$119,580	$—	$119,580
Advisory fees	—	—	57,360	(640)	56,720
Investment banking	—	—	18,448	—	18,448
Principal transactions, net	—	73	15,644	—	15,717
Interest	5	2,788	12,296	(2,718)	12,371
Other	—	42	16,310	(42)	16,310

Total revenue	5	2,903	239,638	(3,400)	239,146

EXPENSES
Compensation and related expenses	441	—	158,768	—	159,209
Occupancy and equipment costs	—	—	17,607	(42)	17,565
Communications and technology	23	—	15,841	—	15,864
Interest	4,375	—	5,205	(2,718)	6,862
Clearing and exchange fees	—	—	6,042	—	6,042
Other	437	3	27,091	(640)	26,891

Total expenses	5,276	3	230,554	(3,400)	232,433

Income (loss) before income taxes	(5,271)	2,900	9,084	—	6,713
Income tax provision (benefit)	(2,032)	679	4,173	—	2,820

Net income (loss) for the period	(3,239)	2,221	4,911	—	3,893
Less net income attributable to non-controlling interest, net of tax	—	—	230	—	230
Equity in subsidiaries	6,902	—	—	(6,902)	—

Net income attributable to Oppenheimer Holdings Inc.	3,663	2,221	4,681	(6,902)	3,663
Other comprehensive income	—	—	451	—	451

Total comprehensive income	$3,663	$2,221	$5,132	$(6,902)	$4,114

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,150)	$3,125	$3,445	$—	$3,420
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	1,941	—	1,941
Deferred income taxes	—	—	5,450	—	5,450
Amortization of notes receivable	—	—	4,491	—	4,491
Amortization of debt issuance costs	160	—	—	—	160
Amortization of mortgage servicing rights	—	—	656	—	656
Provision for credit losses	—	—	18	—	18
Share-based compensation expense	122	—	3,712	—	3,834
Payment of taxes due for share-based awards	(2,074)	—	—	—	(2,074)
Changes in operating assets and liabilities	5,151	24,171	(99,814)	—	(70,492)

Cash provided by (used in) continuing operations	209	27,296	(80,101)	—	(52,596)

Cash flows from investing activities
Purchase of office facilities	—	—	(1,397)	—	(1,397)

Cash used in investing activities	—	—	(1,397)	—	(1,397)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,486)	—	—	—	(1,486)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,242	—	—	—	1,242
Other financing activities	—	—	78,800	—	78,800

Cash flow provided by (used in) financing activities	(59)	—	78,800	—	78,741

Net increase (decrease) in cash and cash equivalents	150	27,296	(2,698)	—	24,748
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294

Cash and cash equivalents, end of the period	$598	$58,197	$64,247	$—	$123,042

OPPENHEIMER HOLDINGS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(3,239)	$2,221	$4,911	$—	$3,893
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	2,514	—	2,514
Deferred income taxes	—	—	14,560	—	14,560
Amortization of notes receivable	—	—	4,739	—	4,739
Amortization of debt issuance costs	160	—	—	—	160
Amortization of mortgage servicing rights	—	—	640	—	640
Provision for (reversal of) credit losses	—	—	(17)	—	(17)
Share-based compensation expense	—	—	1,879	—	1,879
Changes in operating assets and liabilities	4,581	(11,485)	(127,135)	—	(134,039)

Cash provided by (used in) continuing operations	1,502	(9,264)	(97,909)	—	(105,671)

Cash flows from investing activities
Purchase of office facilities	—	—	(5,120)	—	(5,120)

Cash used in investing activities	—	—	(5,120)	—	(5,120)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,497)	—	—	—	(1,497)
Other financing activities	—	—	75,700	—	75,700

Cash flow provided by (used in) financing activities	(1,497)	—	75,700	—	74,203

Net increase (decrease) in cash and cash equivalents	5	(9,264)	(27,329)	—	(36,588)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366

Cash and cash equivalents, end of the period	$40	$31,394	$67,344	$—	$98,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2013.

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of March 31, 2014, the Company provided its services from 96 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, and St. Helier, Isle of Jersey. Client assets administered by the Company as of March 31, 2014 totaled approximately $87.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management Inc. (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD, a division of Freedom. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in FHA insured commercial mortgage origination and servicing. At March 31, 2014, client assets under management by the asset management groups totaled approximately $25.6 billion. At March 31, 2014, the Company employed 3,506 employees (3,422 full-time and 84 part-time), of whom approximately 1,390 were financial advisers.

Critical Accounting Estimates

The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in Note 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2013. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies.

During the three months ended March 31, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Business Environment

The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor confidence, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management as well as fees for investment banking services, investment and interest income as well as on liquidity. Substantial fluctuations can occur in revenue and net income due to these and other factors.

For a number of years, the Company has offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ because, in the tight credit market in and subsequent to 2008, dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients continuing to own ARS and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company did not act as an auction agent for ARS.

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS historically were categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Due to liquidity problems associated with the ARS market, ARS that lack liquidity are setting their interest rates according to a maximum rate formula.

The Company sought financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions, which to date, combined with purchases by the Company have reduced client holdings by 91%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Factors Affecting ‘Forward-Looking Statements’” herein.

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

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses.

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC and FINRA in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adapted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around “high speed trading” has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. This requirement may have broader implications for the capital markets as capital becomes less available. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI.

Recent revelations concerning the potential manipulation of LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected. Similar investigations are underway with respect to the setting of foreign exchange rates over a broad time period and there is no way to predict the outcome of these investigations.

The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. Regulators have expanded their views of the requirements of the Patriot Act and the amount of diligence required by financial institutions of both their foreign and domestic clients.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers (“CEOs”) of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2014.

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

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisers concerning, the sale of low-priced securities. On August 5, 2013, FINRA issued an order accepting an offer of settlement submitted by Oppenheimer without admitting or denying the recitation of facts and violative conduct set forth in the order (the “Order”). The Order states that from August 2008 through September 2010 seven brokers in five branch offices of Oppenheimer permitted the sale of low priced securities (“penny stocks”) that were neither registered or exempt from registration under the Securities Act and Oppenheimer’s supervisory system failed to prevent such violations. In addition, FINRA determined Oppenheimer failed to follow up on specific red flags relating to the sale of penny stocks and Oppenheimer’s AML program failed to detect suspicious activity related to penny stock sales. FINRA determined this activity violated FINRA Rule 2010, 2110 and 3310. As a result, Oppenheimer was censured and paid a total fine of $1,425,000. Oppenheimer also agreed to retain an independent consultant to conduct a review of its policies, systems, procedures and training relating to the receipt or purchase and subsequent sale of penny stocks, the supervision of Foreign Financial Institutions (“FFIs”) and its anti-money laundering procedures related to FFIs and the handling of movement of securities. The independent consultant completed its review and filed its report with Oppenheimer and FINRA in January 2014.

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of the matter described above. On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that the Company make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of penny stocks on behalf of a former customer of the firm. The Company submitted a Wells response on August 19, 2013.

In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial advisor in one of Oppenheimer’s branch offices and the supervision related thereto. Both branch and headquarters personnel, including members of senior management, have provided on-the-record testimony in connection with the investigation.

The Company believes that the SEC may file one or more actions against Oppenheimer in connection with the two immediately preceding paragraphs. As a result the Company recorded a significant charge against earnings in the first quarter of 2014 related to these two matters.

On February 20, 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FINCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FINCEN request for information in March of 2014.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds (“ETFs”). Several Oppenheimer employees have provided on-the-record testimony in connection with the investigation.

Oppenheimer is continuing to cooperate with the investigating entities.

In December 2013, FINRA issued an Order Accepting the Offer of Settlement (“Order”) previously submitted by Oppenheimer in connection with the appropriateness of certain compensation earned in trading several issues of municipal bonds in 2008 and 2009. Pursuant to the Order, Oppenheimer agreed to (i) pay a fine of $675,000, (ii) pay approximately $247,000 in restitution to customers and (iii) provide a written report to FINRA six, twelve and eighteen months after the date of the Order regarding the effectiveness of Oppenheimer’s policies regarding the pricing of municipal securities transactions for its customers. Oppenheimer has paid the fine and restitution and all amounts were fully reserved for at December 31, 2013. In connection with the foregoing, the trader also separately agreed to pay a fine of $100,000 and agreed not to be associated with Oppenheimer or any other broker dealer for a period of 60 days.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2014, the Company purchased and holds (net of redemptions) approximately $91.5 million in ARS from its clients. In addition, the Company is currently committed to purchase ARS in the amount up to $5.0 million from clients pursuant to the settlements with Regulators and another $24.0 million from clients through 2016 under legal settlements and awards.

The Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $154.6 million of ARS at March 31, 2014, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Off-Balance Sheet Arrangements” herein for additional details.

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

Business Continuity

The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company built a new data center in 2010 which is housed in a location different than its headquarters. The move to new headquarters in 2012 required additional outlays for business continuity purposes although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company’s infrastructure and occupancy.

The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29, 2012 causing the Company to vacate its then two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. The Company continues to review both internally and with its landlords and vendors the infrastructure necessary to withstand a similar event in light of the issues that arose in the fall of 2012.

Cybersecurity

The Company has been focused for many years on the issues of maintaining the security of its clients’ data, access to its data processing environment, and its data processing facilities. Recent examples of vulnerabilities by other companies which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are deemed to be ongoing and the Company believes that increased resources will need to be dedicated to this effort in the future.

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

Results of Operations

The Company reported net income attributable to Oppenheimer Holdings Inc. of $3.2 million or $0.24 per share for the first quarter of 2014 compared with net income attributable to Oppenheimer Holdings Inc. of $3.7 million or $0.27 per share for the first quarter of 2013, a decrease in net income of 12.0%. Revenue for the first quarter of 2014 was $255.2 million compared with $239.1 million in the first quarter of 2013, an increase of 6.7%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2014 compared to the same period in 2013:

(Expressed in thousands)
	Amount Change	% Change
Revenue
Commissions	$2,558	2.1
Advisory fees	11,485	20.2
Investment banking	15,076	81.7
Interest	19	0.2
Principal transactions, net	(6,900)	(43.9)
Other	(6,216)	(38.1)

Total revenue	16,022	6.7

Expenses
Compensation and related expenses	12,741	8.0
Communications and technology	870	5.5
Occupancy and equipment costs	(2,168)	(12.3)
Clearing and exchange fees	(150)	(2.5)
Interest	(1,698)	(24.7)
Other	8,031	29.9

Total expenses	17,626	7.6

Income before income taxes	(1,604)	(23.9)
Income tax provision	(1,131)	(40.1)

Net income for the period	(473)	(12.1)
Net income attributable to non-controlling interest, net of tax	(34)	(14.8)

Net income attributable to Oppenheimer Holdings Inc.	$(439)	(12.0)

Revenue

Commission revenue was $122.1 million for the first quarter of 2014, an increase of 2.1% compared with $119.6 million for the first quarter of 2013.

Advisory fees were $68.2 million for the first quarter of 2014, an increase of 20.2% compared with $56.7 million for the first quarter of 2013. The increase was primarily due to increased fees earned on traditional and alternative managed products. Assets under management increased 21.1% from $ 20.9 billion at December 31, 2012 to $25.3 billion at December 31, 2013, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Investment banking revenue increased 81.7% to $33.5 million for the first quarter of 2014 compared with $18.4 million for the first quarter of 2013. The increase was due to increased fees from mergers and acquisition activity and from equity underwritings (27 offerings in the first quarter of 2014 compared to 24 offerings in the prior year quarter).

Interest revenue was $12.4 million for both the first quarter of 2014 and 2013.

Principal transactions revenue was $8.8 million for the first quarter of 2014, a decrease of 43.9% compared with $15.7 million for the first quarter of 2013. The decrease was primarily due to reduced trading profits in corporates and mortgage-backed securities and losses in government trading.

Other revenue was $10.1 million for the first quarter of 2014, a decrease of 38.1% compared to $16.3 million for the first quarter of 2013, primarily due to the decrease in the value of assets underlying the deferred compensation plan and the dollar volume of loans originated during the 2014 period.

Expenses

Compensation and benefits expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $172.0 million during the first quarter of 2014, an increase of 8.0% over the first quarter of 2013. An increase in production-related and incentive compensation contributed to much of the increase based on increased revenue during the period. This was offset by decreases in expenses associated with deferred compensation during the period. Compensation as a percentage of revenue was 67.4% during the first quarter of 2014 compared to 66.6% during the first quarter of 2013. The increase in compensation as a percentage of revenue was largely attributable to the increased share-based compensation costs resulting from employee compensation plans where the value is associated with the Company’s stock price.

Non-compensation expenses were $78.1 million during the first quarter of 2014, an increase of 6.7% compared to $73.2 million during the same period last year due to increases in legal and regulatory costs which were partially offset by decreases in occupancy and equipment and interest costs during the period. The increase in legal and regulatory costs largely reflects an increase in reserves of $7.7 million during the first quarter of 2014 related to regulatory matters.

The table below presents information about the reported revenue and net income before taxes of the Company’s reportable business segments for the three months ended March 31, 2014 and 2013:

(Expressed in thousands)
	For the Three Months Ended
	March 31,
	2014	2013	% Change
Revenue
Private Client	$147,820	$143,369	3.1
Asset Management	24,610	20,956	17.4
Capital Markets	77,881	65,131	19.6
Commercial Mortgage Banking	4,872	8,066	(39.6)
Corporate/Other	(15)	1,624	*

	255,168	239,146	6.7

Income (Loss) before income taxes
Private Client	10,308	17,327	(40.5)
Asset Management	7,683	6,543	17.4
Capital Markets	11,184	3,533	216.6
Commercial Mortgage Banking	1,849	2,878	(35.8)
Corporate/Other	(25,915)	(23,568)	(10.0)

	$5,109	$6,713	23.9

*	Not comparable

Private Client

Private Client reported revenue of $147.8 million for the first quarter of 2014, 3.1% higher than the first quarter of 2013 due to an increase in fee-based business during the first quarter of 2014. Income before income taxes was $10.3 million, a decrease of 40.5% compared with the first quarter of 2013 primarily due to increases in legal and regulatory costs during the first quarter of 2014.

•	Client assets under administration were $87.2 billion at March 31, 2014 compared to $84.9 billion at March 31, 2013, an increase of 2.7% and a record for the Company.

•	Financial Advisor headcount was 1,390 at the end of the first quarter of 2014, down from 1,405 at the end of the first quarter of 2013.

•	Retail commissions were $79.3 million for the first quarter of 2014, a decrease of 3.4% from the prior year quarter.

•	Advisory fee revenue on traditional and alternative managed products was $45.2 million for the first quarter of 2014, an increase of 22.0% over the prior year quarter (see Asset Management below for further information).

•	Money market fees were reduced by waivers in the amount of $7.9 million during the first quarter of 2014 versus waivers of $7.2 million during the first quarter of 2013.

Asset Management

Asset Management reported revenue of $24.6 million for the first quarter of 2014, 17.4% higher than the first quarter of 2013. Income before income taxes was $7.7 million, an increase of 17.4% compared with the first quarter of 2013, as a result of increased fees earned on managed products.

•	Advisory fee revenue on traditional and alternative managed products was $23.0 million for the first quarter of 2014, an increase of 16.9% over the prior year quarter. Asset management fees are calculated based on client assets under management (“AUM”) at the end of the prior quarter which totaled $25.3 billion at December 31, 2013 ($20.9 billion at December 31, 2012) and are allocated to the Private Client and Asset Management Divisions.

•	AUM increased 14.3% to $25.6 billion at March 31, 2014, a record for the Company, compared to $22.4 billion at March 31, 2013, which is the basis for advisory fee billings for the second quarter of 2014. The increase in AUM was comprised of asset appreciation of $0.8 billion and net new assets of $2.4 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2014:

(Expressed in millions)
	For the Three Month Ended March 31, 2014
	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Fund Type
Traditional (1)	$20,939	$735	$(466)	$274	$21,482
Institutional Fixed Income (2)	1,194	8	(10)	48	1,240
Alternative Investments:
Hedge funds (3)	2,707	201	(269)	(189)	2,450
Private Equity Funds (4)	469	—	—	(26)	443

	$25,309	$944	$(745)	$107	$25,615

(1)	Traditional investments include third party advisory programs, Oppenheimer financial advisor managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
(3)	Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.
(4)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

Capital Markets

Capital Markets reported revenue of $77.9 million for the first quarter of 2014, 19.6% higher than the first quarter of 2013 due to increased fees from equity underwritings and from mergers and acquisition activity. Income before income taxes was $11.2 million for the first quarter of 2014, an increase of 216.6% compared with income before income taxes of $3.5 million for the first quarter of 2013.

•	Institutional equities commissions were $29.1 million for the first quarter of 2014, an increase of 15.5% compared with the prior year period.

•	Advisory fees from investment banking activities increased 133.5% to $13.5 million in the first quarter of 2014 compared with the prior year period.

•	Equity underwriting fees increased 63.0% or $5.4 million to $14.0 million for the first quarter of 2014 compared with the prior year period.

•	Revenue from Taxable Fixed Income decreased 17.0% to $17.3 million for the first quarter of 2014 compared with the prior year period.

•	Public Finance and Municipal Trading revenue was down 9.7% to $5.0 million for the first quarter of 2014 compared with the prior year period.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $4.9 million for the first quarter of 2014, 39.6% lower than the first quarter of 2013, due to a decrease in the dollar volume of loans originated during the 2014 period. Income before income taxes was $1.8 million, a decrease of 35.8% compared with the first quarter of 2013.

•	Loan origination fees for the first quarter of 2014 were $683,000, a decrease of 57.3% compared with the prior year period, as the Company originated 5 commercial loans (20 in the first quarter of 2013) with an aggregate principal loan balance of $62.4 million ($151 million in the first quarter of 2013).

•	Net servicing revenue for the first quarter of 2014 was $1.3 million compared with $1.2 million for the comparable period in 2013.

•	Principal loan balances related to servicing activities totaled $3.9 billion at March 31, 2014, up 11.4% from March 31, 2013.

Liquidity and Capital Resources

Total assets at March 31, 2014 increased by 4.4% from December 31, 2013. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2014, the Company had $197.0 million of such borrowings outstanding compared to outstanding borrowings of $118.2 million at December 31, 2013. The Company also has some availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets, and ongoing concerns about the speed and degree of economic recovery has had an adverse effect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, lenders have reduced and, in some cases, ceased to provide funding on both a secured and unsecured basis to financial service providers.

The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements, which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited requirements were $3.4 million and $387,000, respectively, at December 31, 2013. See Note 12 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of money market funds and to a lesser extent cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and to a lesser extent cash and money market funds. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.7 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2013 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.

On August 5, 2011, Standard & Poor’s (“S&P”) lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Italy and France. The negative impact of any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. See Item 1A “Risk Factors – The recent downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and settlements of legal proceedings, the Company has purchased and will, subject to the terms and conditions of the settlements, continue to purchase ARS on a periodic basis. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See “Off-Balance Sheet Arrangements” herein.

Refinancing

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The Notes were non-callable until April 2014. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and is amortized over the period of the Notes.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2014, the Company was in compliance with all of its covenants.

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

On June 5, 2013, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes. On March 26, 2014, S&P affirmed the Company and its Notes “B” rating and revised its outlook on the Notes with a positive outlook from stable outlook.

On March 14, 2014, the Company announced that it would be retiring a total of $50.0 million (25%) of the Notes. The Company delivered to the holders of the Notes a notice of partial redemption, notifying such holders of the Company’s intent to redeem on April 15, 2014 (the “Redemption Date”) $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon to the Redemption Date. In addition, the Company will also be retiring the $5.0 million aggregate principal amount of the Notes that it currently holds that were purchased in November 2011 at a cost of $4.7 million. Upon completion of the redemption and retirement on the Redemption Date, $150.0 million aggregate principal amount of the Notes will remain outstanding. The retirement of the Notes reduced the Company’s interest costs by $3.9 million annually.

Interest expense on the Notes for both the three months ended March 31, 2014 and 2013 were $4.3 million.

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.5 million in forgivable notes to employees (which are inherently illiquid) for the three months ended March 31, 2014 ($2.7 million for the three months ended March 31, 2013) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2014, bank call loans were $197.0 million ($118.2 million at December 31, 2013 and $204.0 million at March 31, 2013). The average bank loan outstanding for the three months ended March 31, 2014 was $200.6 million ($223.2 million for the three months ended March 31, 2013). The largest bank loan outstanding for the three months ended March 31, 2014 was $392.3 million ($392.3 million for the three months ended March 31, 2013). The average weighted interest rate on bank call loans applicable on March 31, 2014 was 1.26%.

At March 31, 2014, securities loaned balances totaled $209.2 million ($211.6 million at December 31, 2013 and $175.6 million at March 31, 2013). The average daily securities loan balance for the three months ended March 31, 2014 was $217.6 million ($193.1 million for the three months ended March 31, 2013). The largest stock loan balance for the three months ended March 31, 2014 was $272.4 million ($227.2 million for the three months ended March 31, 2013).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

At March 31, 2014, the gross balances of reverse repurchase agreements and repurchase agreements were $346.4 million and $801.6 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2014 was $412.8 million and $978.8 million, respectively ($3.9 billion and $4.4 billion, respectively, for the three months ended March 31, 2013). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2014 was $832.4 million and $1.3 billion, respectively ($8.9 billion and $9.5 billion, respectively, for the three months ended March 31, 2013).

At March 31, 2014, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended March 31, 2014 was $nil. At March 31, 2014, the gross leverage ratio was 5.8.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At March 31, 2014, OMHHF had $2.4 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three months ended March 31, 2014 was $144,000 ($142,000 for the three months ended March 31, 2013). OMHHF also receives funding from its immediate parent company.

On January 31, 2013, a FINRA arbitration panel rendered a decision in the previously disclosed U.S. Airways case, filed in February 2009, resulting in an award against Oppenheimer in the amount of $30.0 million including interest and costs on a claim of approximately $140.0 million (adjusted down from $253 million). The effect of the award resulted in a fourth quarter 2012 after-tax charge of $17.9 million. The Company, the ultimate parent of Oppenheimer, contributed capital into Oppenheimer in an amount equal to the net after tax effect of the award. Accordingly, the Net Capital of Oppenheimer did not change as a result of the award. Oppenheimer paid its respective share of the award on February 25, 2013.

On October 25, 2013, the Company executed a settlement agreement with the receiver appointed by a state district court in Oklahoma to oversee a liquidation proceeding of Providence Property and Casualty Insurance Company in an action that was filed in March 2010. The Company agreed to a settlement amount of $10.0 million. The Company recovered insurance proceeds of $4.9 million, reducing its net amount due under the settlement agreement to $5.1 million. In addition, the Company agreed to pay $500,000 in full and final settlement of any claims the receiver may have had in an action filed by the receiver in connection with an affiliated insurance company. The former was approved by the court and $10.0 million was paid in November 2013 and the latter is still pending court approval. Both of these settlement agreements are fully independent of each other.

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

The Company regularly reviews its sources of liquidity and financing and conducts internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. The Company’s reviews have resulted in plans that the Company believes would result in a reduction of assets through liquidation that would significantly reduce the Company’s need for external financing.

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2014	2013
Cash used in operating activities	$(52,596)	$(105,671)
Cash used in investing activities	(1,397)	(5,120)
Cash provided by financing activities	78,741	74,203

Net increase (decrease) in cash and cash equivalents	$24,748	$(36,588)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’”).

Other Matters

On February 28, 2014, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On April 30, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 27, 2014 to stockholders of record on May 15, 2014.

The book value of the Company’s Class A and Class B Stock was $38.56 at March 31, 2014 compared to $37.07 at March 31, 2013, based on total outstanding shares of 13,616,306 and 13,607,998, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2014 was 14,114,957 compared to 14,028,715 outstanding for the same period in 2013.

Off-Balance Sheet Arrangements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2014, the Company purchased and holds (net of redemptions) approximately $91.5 million in ARS from its clients. In addition, the Company is committed to purchase ARS in the amount of $5 million from clients pursuant to the settlements with Regulators and another $24.0 million from clients through 2016 under legal settlements and awards.

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

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The Company also held $150,000 in ARS in its proprietary trading account as of March 31, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans. At March 31, 2014, the amount of ARS held by the Company that was below investment grade was $3.6 million and the amount of ARS that was unrated was $50,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at March 31, 2014
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities (“ARS”) Owned (1)	$91,530	$6,505	$85,025
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with Regulators (4)	5,000	290	4,710
Legal Settlements and Awards (5)	24,024	1,916	22,108

Total	$120,554	$8,711	$111,843

(1)	Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at March 31, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at March 31, 2014.
(2)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2014.
(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until beneficial owner selects the individual ARS to be purchased.
(4)	Commitments to purchase under settlements with Regulators at March 31, 2014. Eligible Investors for future buybacks under the settlements with Regulators held approximately $116.8 million of ARS as of March 31, 2014.
(5)	Commitments to purchase under various legal settlements and awards with clients through 2016.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.7 million as of March 31, 2014. The valuation adjustment is comprised of $6.5 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of March 31, 2014 and $2.2 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At March 31, 2014, the Company had $5 million of outstanding ARS purchase commitments related to the settlements with Regulators. Eligible Investors for future buybacks under the settlements with Regulators held approximately $116.8 million of ARS as of March 31, 2014. Since the Company was not committed to purchase this amount as of March 31, 2014, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.

Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 to the condensed consolidated financial statements.

Contractual and Contingent Obligations

The Company had contractual obligations to make payments to CIBC in connection with the acquisition in the form of an earn-out to be paid in April 2013. The amount due of $25.0 million which is in dispute and is the subject of a breach of contract action filed by the Company has been placed in escrow pending the outcome of the dispute.

On April 12, 2011, the Company repaid the remaining debt assumed upon the acquisition from the proceeds of the Notes issued in the amount of $200.0 million. On March 14, 2014, the Company announced that it will be retiring a total of $50.0 million of the Notes. Upon completion of the redemption and retirement on the April 15, 2014 Redemption Date, $150.0 million aggregate principal amount of the Notes will remain outstanding. See Note 9 for further details.

The following table sets forth the Company’s contractual and contingent commitments as of March 31, 2014:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$300	$32	$73	$59	$136
Committed Capital	4	4	—	—	—
Earn-Out (1)	25	25	—	—	—
Senior Secured Notes (2)	272	62	34	176	—
ARS Purchase Commitments (3)	29	22	7	—	—

Total	$630	$145	$114	$235	$136

(1)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings agianst CIBC.
(2)	The Senior Secured Credit Note and the Subordinated Note were retired on April 12, 2011 and the Company issued $200.0 million in 8.75% Senior Secured Notes due April 15, 2018 and bought back $5.0 million in November 2011. The amount also included interest payable of $76.8 million through maturity.
(3)	Represents payments to be made pursuant to the ARS settlements entered into with Regulators in February 2010 as well as commitments to purchase ARS as a result of settlements with Regulators and legal settlements and awards.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the trading of low-priced securities and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2014, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

The materiality of legal matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” as well as “Factors Affecting ‘Forward-Looking Statements’” herein.

In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For certain cases, the Company does not believe that an estimate can currently be made. Any loss estimates are based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

Auction Rate Securities Matters

For a number of years, the Company offered auction rate securities (“ARS”) to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other “downstream” firms in the ARS marketplace—as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differs dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters” herein.

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

As previously disclosed, on February 23, 2010, the New York Attorney General (“NYAG” and together with the MSD, the “Regulators”) accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance (“AOD”) pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS. Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made seven offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and December 13, 2013. The Company commenced an eighth offer to purchase on March 28, 2014 which will expire on June 11, 2014. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of March 31, 2014, the Company had purchased and holds (net of redemptions) approximately $91.5 million of ARS pursuant to the settlements with Regulators and legal settlements and awards.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of March 31, 2014, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2013 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2013, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

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

In addition to the ARS case discussed above, as of March 31, 2014, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately three arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $65,000 to $2.1 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of March 31, 2014, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court actions and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

See Item 1A, “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters” herein.

Other Pending Matters

On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia (U.S.N.D. GA). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. Oppenheimer believes that as a result of previous court rulings in this matter, the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. discussed above. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.

On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York, a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proven at trial. As part of the transaction, the parties had provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed-upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings and the expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company’s amended complaint. The motion to dismiss is fully briefed and is pending before the court. Discovery in the case is proceeding. On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. The parties are in the process of appointing three arbitrators to conduct the arbitration. The Company believes it has meritorious defenses to the claims raised by CIBC in the arbitration and intends to defend against them vigorously. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters.”

Item 1A.	Risk Factors

During the three months ended March 31, 2014, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of 2014, the Company issued 123,659 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.

Item 6.	Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 2nd day of May, 2014.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)