Form 10-Q
period 2014-06-30
OPPENHEIMER HOLDINGS INC
filed 2014-08-01
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 31, 2014 was 13,530,688 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except share amounts)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$65,174	$98,294
Cash and securities segregated for regulatory and other purposes	19,117	36,323
Deposits with clearing organizations	32,185	23,679
Receivable from brokers, dealers and clearing organizations	351,317	364,873
Receivable from customers, net of allowance for credit losses of $2,436 ($2,423 in 2013)	951,015	868,869
Income tax receivable, net	13,240	6,562
Securities purchased under agreements to resell	250,000	184,825
Securities owned, including amounts pledged of $664,654 ($586,625 in 2013), at fair value	944,471	856,088
Notes receivable, net	37,816	40,751
Office facilities, net accumulated depreciation of $100,510 ($97,118 in 2013)	31,262	32,939
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Loans held for sale	15,806	75,989
Mortgage servicing rights	29,115	28,879
Other assets	134,851	165,060
Total assets	$3,044,958	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$32,913	$48,198
Bank call loans	147,200	118,200
Payable to brokers, dealers and clearing organizations	255,432	223,315
Payable to customers	684,884	626,564
Securities sold under agreements to repurchase	816,606	757,491
Securities sold, but not yet purchased, at fair value	126,092	76,314
Accrued compensation	122,210	180,119
Accounts payable and other liabilities	165,619	192,552
Senior secured notes	150,000	195,000
Deferred tax liabilities, net	14,395	7,096
Total liabilities	2,515,351	2,424,849
Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock (2014 – 13,519,126 shares issued and outstanding; 2013 – 13,377,967 shares issued and outstanding)	62,024	60,065
Class B voting common stock (99,680 shares issued and outstanding)	133	133
	62,157	60,198
Contributed capital	42,749	42,407
Retained earnings	416,890	418,204
Accumulated other comprehensive income	1,961	1,709
Total Oppenheimer Holdings Inc. stockholders’ equity	523,757	522,518
Non-controlling interest	5,850	5,353
Total stockholders’ equity	529,607	527,871
Total liabilities and stockholders’ equity	$3,044,958	$2,952,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(Expressed in thousands, except number of shares and per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE
Commissions	$116,062	$124,440	$238,200	$244,020
Advisory fees	70,430	60,580	138,635	117,300
Investment banking	26,799	22,567	60,323	41,015
Interest	12,548	13,106	24,938	25,477
Principal transactions, net	11,794	7,532	20,611	23,249
Other	12,056	15,605	22,150	31,915
Total revenue	249,689	243,830	504,857	482,976
EXPENSES
Compensation and related expenses	159,851	160,006	331,801	319,215
Communications and technology	17,536	16,018	34,270	31,882
Occupancy and equipment costs	15,907	17,141	31,304	34,706
Clearing and exchange fees	6,024	6,293	11,916	12,335
Interest	4,412	7,143	9,576	14,005
Other	45,823	31,555	80,745	58,446
Total expenses	249,553	238,156	499,612	470,589
Income before income taxes	136	5,674	5,245	12,387
Income tax provision	1,389	2,608	3,078	5,428
Net income (loss) for the period	(1,253)	3,066	2,167	6,959
Less net income attributable to non-controlling interest, net of tax	301	218	497	448
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,554)	$2,848	$1,670	$6,511
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.11)	$0.21	$0.12	$0.48
Diluted	$(0.11)	$0.20	$0.12	$0.46
Dividends declared per share	$0.11	$0.11	$0.22	$0.22
Weighted average shares
Basic	13,618,174	13,607,348	13,577,714	13,607,671
Diluted	13,618,174	14,068,368	14,184,330	14,068,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(Expressed in thousands)	2014	2013	2014	2013
Net income (loss) for the period	$(1,253)	$3,066	$2,167	$6,959
Other comprehensive income, net of tax (1)
Currency translation adjustment	339	49	252	500
Comprehensive income (loss) for the period	(914)	3,115	2,419	7,459
Less net income attributable to non-controlling interests, net of tax	301	218	497	448
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(1,215)	$2,897	$1,922	$7,011

(1)	Other comprehensive income is attributable to Oppenheimer Holdings Inc. No other comprehensive income is attributable to non-controlling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2014	2013
Share capital
Balance at beginning of period	$60,198	$62,181
Issuance of Class A non-voting common stock	1,959	—
Repurchase of Class A non-voting common stock for cancellation	—	(208)
Balance at end of period	62,157	61,973
Contributed capital
Balance at beginning of period	42,407	39,231
Tax benefit from share-based awards	1,254	—
Share-based expense	3,025	2,508
Vested employee share plan awards	(3,937)	—
Balance at end of period	42,749	41,739
Retained earnings
Balance at beginning of period	418,204	399,121
Net income for the period attributable to Oppenheimer Holdings Inc.	1,670	6,511
Dividends paid ($0.22 per share)	(2,984)	(2,994)
Balance at end of period	416,890	402,638
Accumulated other comprehensive income
Balance at beginning of period	1,709	207
Currency translation adjustment	252	500
Balance at end of period	1,961	707
Total Oppenheimer Holdings Inc. stockholders’ equity	523,757	507,057
Non-controlling interest
Balance at beginning of period	5,353	4,261
Net income attributable to non-controlling interest, net of tax	497	448
Balance at end of period	5,850	4,709
Total stockholders’ equity	$529,607	$511,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2014	2013
Cash flows from operating activities
Net income for the period	$2,167	$6,959
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for share-based awards	(2,074)	—
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	3,862	5,045
Deferred income taxes	7,299	14,399
Amortization of notes receivable	8,534	9,388
Amortization of debt issuance costs	287	319
Write-off of debt issuance costs	588	—
Amortization of mortgage servicing rights	1,514	538
Provision for (reversal of) credit losses	13	(147)
Share-based compensation	3,479	3,280
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	17,206	(7,055)
Deposits with clearing organizations	(8,506)	(417)
Receivable from brokers, dealers and clearing organizations	13,556	193,866
Receivable from customers	(82,159)	(146,509)
Income tax receivable	(6,678)	(11,165)
Securities purchased under agreements to resell	(65,175)	—
Securities owned	(88,383)	(109,148)
Notes receivable	(5,599)	(4,555)
Loans held for sale	60,183	(13,486)
Mortgage servicing rights less amortization	(1,750)	(1,220)
Other assets	29,586	(22,786)
Increase (decrease) in operating liabilities:
Drafts payable	(15,285)	(8,908)
Payable to brokers, dealers and clearing organizations	32,117	50,501
Payable to customers	58,320	(59,725)
Securities sold under agreements to repurchase	59,115	103,631
Securities sold, but not yet purchased	49,778	(62,374)
Accrued compensation	(58,363)	(34,910)
Accounts payable and other liabilities	(27,022)	(11,400)
Cash used in operating activities	(13,390)	(105,879)
Cash flows from investing activities
Purchase of office facilities	(2,185)	(11,687)
Cash used in investing activities	(2,185)	(11,687)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,984)	(2,994)
Issuance of Class A non-voting common stock	185	—
Repurchase of Class A non-voting common stock for cancellation	—	(208)
Tax benefit from share-based awards	1,254	—
Redemption of senior secured notes	(45,000)	—
Increase in bank call loans, net	29,000	91,500
Cash (used in) provided by financing activities	(17,545)	88,298
Net decrease in cash and cash equivalents	(33,120)	(29,268)
Cash and cash equivalents, beginning of period	98,294	135,366
Cash and cash equivalents, end of period	$65,174	$106,098
Schedule of non-cash financing activities
Employee share plan issuance	$1,774	$—
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,507	$13,349
Cash paid during the period for income taxes, net of refunds	$2,161	$1,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements

1.        Organization and basis of presentation

Organization

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company of Delaware (“Oppenheimer Trust”), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with an office in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors.

Oppenheimer provides its services from 96 offices in 25 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates the BUY and HOLD division, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The accompanying December 31, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month and six month periods ended June 30, 2014 were not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of June 30, 2014, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $5.9 million.

2.        New accounting pronouncements

Recently Adopted

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-08 “Financial Services – Investment Companies, Amendments to the Scope, Measurement and Disclosure Requirement.” The ASU clarifies the characteristics of an investment company by amending the measurement criteria for certain interests in other investment companies. Additionally, the ASU introduces new disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2013. The Company adopted this guidance in the period ended March 31, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has or will have a major effect on an entity’s operation. The ASU also modified related disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2014 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures, " which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation." The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based award as performance conditions that affect vesting. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

3.        Earnings per share

Basic earnings per share was computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	13,618,174	13,607,348	13,577,714	13,607,671
Net dilutive effect of share-based awards, treasury method (1)	—	461,020	606,616	461,108
Diluted weighted average number of shares outstanding	13,618,174	14,068,368	14,184,330	14,068,779
Net income (loss) for the period	$(1,253)	$3,066	$2,167	$6,959
Net income attributable to non-controlling interest, net of tax	301	218	497	448
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,554)	$2,848	$1,670	$6,511
Basic earnings (loss) per share	$(0.11)	$0.21	$0.12	$0.48
Diluted earnings (loss) per share	$(0.11)	$0.20	$0.12	$0.46

(1)
For the three and six months ended June 30, 2014, the diluted earnings per share computation does not include the anti-dilutive effect of 1,381,907 and 58,008 shares of Class A Stock granted under share-based compensation arrangements, respectively (57,573 shares of Class A Stock granted under share-based compensation arrangements for the three and six months ended June 30, 2013).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2014	December 31, 2013
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$245,206	$274,127
Receivable from brokers	23,086	23,384
Securities failed to deliver	51,432	9,628
Clearing organizations	22,820	26,446
Omnibus accounts	—	18,086
Other	8,773	13,202
	$351,317	$364,873
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$203,585	$211,621
Securities failed to receive	37,910	5,346
Clearing organizations and other	13,937	6,348
	$255,432	$223,315

5.        Financial instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of June 30, 2014		As of December 31, 2013
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$642,125	$72,327	$596,114	$11,889
Corporate debt and other obligations	23,791	477	14,673	4,847
Mortgage and other asset-backed securities	4,914	—	3,395	7
Municipal obligations	63,947	73	40,166	72
Convertible bonds	59,870	7,073	53,719	13,922
Corporate equities	54,629	46,116	61,634	45,336
Money markets	2,647	26	1,263	241
Auction rate securities	92,548	—	85,124	—
Total	$944,471	$126,092	$856,088	$76,314

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2014 are corporate equities with estimated fair values of approximately $15.6 million ($15.3 million at December 31, 2013), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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

Interest Rate Lock Commitments

OMHHF records an interest rate lock commitment upon the commitment to originate a loan with a borrower. This commitment asset and liability is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan. The interest rate lock commitments are valued using a discounted cash flow model developed based on U.S. Treasury rate changes and other observable market data. The value is determined after considering the potential impact of collateralization, and the Company categorizes these commitments within Level 3 of the fair value hierarchy.

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

Estimated Life – The estimated life of the MSRs is derived using a continuous prepayment (“CPR”) assumption which estimates projected prepayments of the loan portfolio by considering factors such as note rates, lockouts, and prepayment penalties at the loan level. The CPR rates used are 0% until such time that a loan's prepayment penalty rate hits 4% of the unpaid principal balance of the loan with the vast majority of CPR speeds ranging from 10% to 15% thereafter, with an average of 12%.

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

Auction Rate Securities ("ARS")

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2014, the Company purchased and holds (net of redemptions) approximately $99.4 million in ARS from its clients. In addition, the Company is committed to purchase another $20.2 million in ARS from clients through 2016 under legal settlements and awards.

The Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

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

The ARS purchase commitment, or derivative liability, arises from both the settlements with the Regulators and legal settlements and awards. The ARS purchase commitment represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The Company utilizes the same valuation methodology for the ARS purchase commitment as it does for the ARS it owns. Additionally, the present value of the future principal value of ARS purchase commitments under legal settlements and awards is used in the discounted valuation model to reflect the time value of money over the period of time that the commitments are outstanding. The amount of the ARS purchase commitment only becomes determinable once the Company has met with its primary regulator and the NYAG and agreed upon a buyback amount, commenced the ARS buyback offer to clients, and received notice from its clients which ARS they are tendering. As a result, it is not possible to observe the current yields actually paid on the ARS until all of these events have happened which is typically very close to the time that the Company actually purchases the ARS. For ARS purchase commitments pursuant to legal settlements and awards, the criteria for purchasing ARS from clients is based on the nature of the settlement or award which will stipulate a time period and amount for each repurchase. The Company will not know which ARS will be tendered by the client until the stipulated time for repurchase is reached. Therefore, the Company uses the current yields of ARS owned in its discounted valuation model to determine a fair value of ARS purchase commitments. The Company also uses these current yields by asset class (i.e., auction rate preferred securities, municipal auction rate securities, and student loan auction rate securities) in its discounted valuation model to determine the fair value of ARS purchase commitments. In addition, the Company uses the discount rate and duration of ARS owned, by asset class, as a proxy for the duration of ARS purchase commitments.

Additional information regarding the valuation technique and inputs for level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2014
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$78,850	$4,059	$74,791	Discounted Cash Flow	Discount Rate (2)	1.37% to 1.86%	1.62%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.13% to 0.43%	0.28%
Municipal Auction Rate Securities	10,030	958	9,072	Discounted Cash Flow	Discount Rate (4)	2.51%	2.51%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.24%	0.24%
	5,975	441	5,534	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	92.60% of par	92.60% of par
Student Loan Auction Rate Securities	900	92	808	Discounted Cash Flow	Discount Rate (5)	3.33%	3.33%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.67%	1.67%
Other (7)	3,625	1,282	2,343	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	64.60% of par	64.60% of par
	$99,380	$6,832	$92,548
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$9,033	$443	$8,590	Discounted Cash Flow	Discount Rate (2)	1.37% to 1.86%	1.62%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.17% to 0.43%	0.28%
Municipal Auction Rate Securities	10,653	1,017	9,636	Discounted Cash Flow	Discount Rate (4)	2.51%	2.51%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.24%	0.24%
Student Loan Auction Rate Securities	527	54	473	Discounted Cash Flow	Discount Rate (5)	3.33%	3.33%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.67%	1.67%
	$20,213	$1,514	$18,699
Total	$119,593	$8,346	$111,247

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet as well as principal transactions revenue in the statements of operations at June 30, 2014.

(2)Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.24%.
(3)Based on current auctions in comparable securities that have not failed.
(4)Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.43%.
(5)Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.13%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2014.

(7)	Represents ARS issued by a credit default obligation structure that the Company has purchased and is committed to purchase as a result of a legal settlement.

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at June 30, 2014 would result in a decrease in the fair value of $1.0 million does not consider a corresponding reduction in duration as discussed above.

•
The impact of a 50 basis point increase in the discount rate at June 30, 2014 would result in a decrease in the fair value of $2.1 million does not consider a corresponding reduction in duration as discussed above.

These sensitivities are hypothetical and are based on scenarios where they are “stressed” and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2014, the Company had a valuation adjustment (unrealized loss) of $6.8 million for ARS owned which is included in principal transactions on the condensed consolidated statements of operations. As of June 30, 2014, the Company also had a valuation adjustment of $1.5 million on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other revenue on the condensed consolidated statements of operations. The total valuation adjustment was $8.3 million as of June 30, 2014. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

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

The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2014:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds(1)	$1,324	$—	Quarterly - Annually	30 - 120 Days
Private equity funds(2)	6,725	1,836	N/A	N/A
	$8,049	$1,836

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

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk. Exchange-traded derivatives, namely U.S. Treasury futures, Federal funds futures and Eurodollar futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Over-the-counter derivatives, are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014

(Expressed in thousands)
	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$28,364	$—	$—	$28,364
Deposits with clearing organizations	16,091	—	—	16,091
Securities owned:				—
U.S Treasury securities	614,757	—	—	614,757
U.S. Agency securities	—	26,167	—	26,167
Sovereign obligations	—	1,201	—	1,201
Corporate debt and other obligations	—	23,791	—	23,791
Mortgage and other asset-backed securities	—	4,914	—	4,914
Municipal obligations	—	63,895	52	63,947
Convertible bonds	—	59,870	—	59,870
Corporate equities	54,629	—	—	54,629
Money markets	2,647	—	—	2,647
Auction rate securities	—	—	92,548	92,548
Securities owned, at fair value	672,033	179,838	92,600	944,471
Investments (1)	408	50,026	8,779	59,213
Loans held for sale	—	15,806	—	15,806
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	1,895	—	1,895
Interest rate lock commitments	—	—	10,528	10,528
Derivative contracts, total	—	1,895	10,528	12,423
Total	$716,896	$497,565	$111,907	$1,326,368
Liabilities
Securities sold, but not yet purchased:
U.S Treasury securities	$71,693	$—	$—	$71,693
U.S. Agency securities	—	35	—	35
Sovereign obligations	—	599	—	599
Corporate debt and other obligations	—	477	—	477
Municipal obligations	—	73	—	73
Convertible bonds	—	7,073	—	7,073
Corporate equities	46,116	—	—	46,116
Money markets	26	—	—	26
Securities sold, but not yet purchased at fair value	117,835	8,257	—	126,092
Investments	136	—	—	136
Derivative contracts:
U.S. treasury futures	188	—	—	188
Federal funds futures	—	43		43
Euro dollars futures	—	88	—	88
TBAs	—	181	—	181
Interest rate lock commitments	—	—	3,833	3,833
ARS purchase commitments	—	—	1,514	1,514
Derivative contracts, total	188	312	5,347	5,847
Total	$118,159	$8,569	$5,347	$132,075

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,268	$—	$—	$60,268
Securities segregated for regulatory and other purposes	11,495	—	—	11,495
Deposits with clearing organizations	10,492	—	—	10,492
Securities owned:
U.S Treasury securities	566,346	—	—	566,346
U.S. Agency securities	—	29,448	—	29,448
Sovereign obligations	—	320	—	320
Corporate debt and other obligations	—	14,673	—	14,673
Mortgage and other asset-backed securities	—	3,395	—	3,395
Municipal obligations	—	39,930	236	40,166
Convertible bonds	—	53,719	—	53,719
Corporate equities	61,634	—	—	61,634
Money markets	1,263	—	—	1,263
Auction rate securities	—	—	85,124	85,124
Securities owned, at fair value	629,243	141,485	85,360	856,088
Investments (1)	10,775	47,726	5,946	64,447
Loans held for sale	—	75,989	—	75,989
Securities purchased under agreements to resell (2)	—	184,000	—	184,000
Derivative contracts:
TBAs	—	2,155	—	2,155
Interest rate lock commitments	—	—	2,375	2,375
Derivative contracts, total	—	2,155	2,375	4,530
Total	$722,273	$451,355	$93,681	$1,267,309
Liabilities
Securities sold, but not yet purchased:
U.S Treasury securities	$11,837	$—	$—	$11,837
U.S. Agency securities	—	52	—	52
Corporate debt and other obligations	—	4,847	—	4,847
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	72	—	72
Convertible bonds	—	13,922	—	13,922
Corporate equities	45,336	—	—	45,336
Money markets	241	—	—	241
Securities sold, but not yet purchased at fair value	57,414	18,900	—	76,314
Investments	648	—	—	648
Derivative contracts:
U.S. treasury futures	186	—	—	186
Federal funds futures	—	18	—	18
Euro dollars futures	—	44	—	44
TBAs	—	73	—	73
Interest rate lock commitments	—	—	3,653	3,653
ARS purchase commitments	—	—	2,600	2,600
Derivative contracts, total	186	135	6,253	6,574
Total	$58,248	$19,035	$6,253	$83,536

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 assets and liabilities in the three months ended June 30, 2014.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Municipals	$70	$(18)	$—	$—	$—	$52
Auction rate securities (1)	85,025	(327)	10,975	(3,125)	—	92,548
Interest rate lock commitments (2)	3,038	7,490	—	—	—	10,528
Investments (3)	8,706	82	115	(124)	—	8,779
Liabilities
Interest rate lock commitments (2)	4,402	569	—	—	—	3,833
ARS purchase commitments (4)	2,205	691	—	—	—	1,514

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset and liability is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$52	$7	$50	$(36)	$(6)	$67
Municipals	239	(3)	—	—	—	236
Auction rate securities (2)	72,553	498	6,175	(1,150)	—	78,076
Investments (3)	12,779	—	292	2	(99)	12,974
Liabilities
Auction rate securities (2)	100	—	100	—	—	—
ARS purchase commitments (4)	2,094	(235)	—	—	—	2,329

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Municipals	$236	$(184)	$—	$—	$—	$52
Auction rate securities (1)	85,124	(326)	14,175	(6,425)	—	92,548
Interest rate lock commitments (2)	2,375	8,153	—	—	—	10,528
Investments (3)	5,946	(87)	4,167	(627)	(620)	8,779
Liabilities
Interest rate lock commitments (2)	3,653	(180)	—	—	—	3,833
ARS purchase commitments (4)	2,600	1,086	—	—	—	1,514

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. This commitment asset and liability is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements (8)	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$14	$73	$(54)	$(6)	$67
Municipals	239	(3)	—	—	—	236
Auction rate securities (2)	72,118	(192)	10,425	(4,275)	—	78,076
Investments (3)	12,954	623	125	(728)	—	12,974
Liabilities
Auction rate securities (2)	100	—	100	—	—	—
ARS purchase commitments (4)	2,647	318	—	—	—	2,329

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

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

Assets and liabilities not measured at fair value on a recurring basis as of June 30, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of June 30, 2014		As of June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$36,810	$36,810	$36,810	$—	$—	$36,810
Cash segregated for regulatory and other purposes	19,117	19,117	19,117	—	—	19,117
Deposits with clearing organization	16,094	16,094	16,094	—	—	16,094
Receivable from brokers, dealers and clearing organizations
Securities borrowed	245,206	245,206	—	245,206	—	245,206
Receivables from brokers	23,086	23,086	—	23,086	—	23,086
Securities failed to deliver	51,432	51,432	—	51,432	—	51,432
Clearing organizations	22,820	22,820	—	22,820	—	22,820
Other	8,773	8,773	—	8,773	—	8,773
	351,317	351,317	—	351,317	—	351,317
Receivable from customers	951,015	951,015	—	951,015	—	951,015
Mortgage servicing rights (“MSRs”)	29,115	40,662	—	—	40,662	40,662
Escrow deposit (1)	25,007	25,007	25,007	—	—	25,007

(1)
Included in other assets on the condensed consolidated balance sheet. Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the condensed consolidated balance sheet (see note 3 below).

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of June 30, 2014		As of June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$32,913	$32,913	$32,913	$—	$—	$32,913
Bank call loans	147,200	147,200	147,200	—	—	147,200
Payables to brokers, dealers and clearing organizations
Securities loaned	203,585	203,585	—	203,585	—	203,585
Securities failed to receive	37,910	37,910	—	37,910	—	37,910
Clearing organizations and other	13,937	13,937	—	13,937	—	13,937
	255,432	255,432	—	255,432	—	255,432
Payables to customers	684,884	684,884	—	684,884	—	684,884
Securities sold under agreements to repurchase	816,606	816,606	—	816,606	—	816,606
Accounts payable and other liabilities
Warehouse payable (2)	14,297	14,297	—	14,297	—	14,297
Payable to third party (3)	25,007	25,007	25,007	—	—	25,007
Senior secured notes	150,000	160,125	—	160,125	—	160,125

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

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2014 or December 31, 2013.

The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At June 30, 2014, the Company did not carry any loans held for sale for a period longer than 90 days. At June 30, 2014, the book value and fair value of loans held for sale was $16.0 million and $15.8 million, respectively.

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

Cash flow hedges used for asset and liability management

For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2014, there were no derivative instruments that were designated and qualified as a cash flow hedge.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges. At June 30, 2014, there were no forward or option contracts outstanding.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds and Eurodollar contracts. At June 30, 2014, the Company had 500 open short contracts for 10-year U.S. Treasury notes with a fair value of $188,000 used primarily as an economic hedge of interest rate risk associated with a portfolio of fixed income investments. At June 30, 2014, the Company had 839 open contracts for Federal Funds futures with a fair value of approximately $43,000 used primarily as an economic hedge of interest rate risk associated with government trading activities.

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

TBA Securities

The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheets in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the condensed consolidated statements of operations as principal transactions revenue, net.

The notional amounts and fair values of the Company’s derivatives at June 30, 2014 and December 31, 2013 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at June 30, 2014
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$44,515	$144
	TBA sale contracts	239,078	1,750
	Interest rate lock commitments	170,715	10,528
		$454,308	$12,422
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. Treasury futures	$80,000	$188
	Federal funds futures	4,195,000	43
	Euro dollars futures	285,000	88
Other contracts	TBAs	34,412	181
	Interest rate lock commitments	49,182	3,833
	ARS purchase commitments (3)	20,212	1,514
		$4,663,806	$5,847

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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the three months ended June 30, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended June 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transaction revenue	$(637)
	Federal funds futures	Principal transaction revenue	7
	Euro dollars futures	Principal transaction revenue	(27)
Other contracts	TBAs	Principal transaction revenue	(60)
	TBAs sale contracts	Other	4,596
	Interest rate lock commitments	Other	8,059
	ARS purchase commitments	Principal transaction revenue	691
			$12,629

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended June 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transaction revenue	$921
	Federal funds futures	Principal transaction revenue	(107)
Other contracts	TBAs	Principal transaction revenue	173
	TBA sale contracts	Other	692
	ARS purchase commitments	Principal transaction revenue	535
			$2,214

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the six months ended June 30, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Six Months Ended June 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transaction revenue	$(1,060)
	Federal funds futures	Principal transaction revenue	(153)
	Euro dollars futures	Principal transaction revenue	(116)
Other contracts	TBAs	Principal transaction revenue	(24)
	TBAs sale contracts	Other	(3,771)
	Interest rate lock commitments	Other	7,973
	ARS purchase commitments	Principal transaction revenue	1,086
			$3,935

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Six Months Ended June 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transaction revenue	$801
	Federal funds futures	Principal transaction revenue	(52)
	Euro dollars futures	Principal transaction revenue	72
Other contracts	TBAs	Principal transaction revenue	256
	TBA sale contracts	Other	592
	ARS purchase commitments	Principal transaction revenue	2,329
			$3,998

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2014, bank call loans were $147.2 million ($118.2 million at December 31, 2013).

At June 30, 2014, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $105.0 million and $258.5 million, respectively, with commercial banks. At June 30, 2014, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $169.5 million under securities loan agreements.

At June 30, 2014, the Company had deposited $349.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At June 30, 2014, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$314,796	$(64,796)	$250,000	$(250,000)	$—	$—
Securities borrowed (1)	245,206	—	245,206	(239,762)	—	5,444
Total	$560,002	$(64,796)	$495,206	$(489,762)	$—	$5,444

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$881,402	$(64,796)	$816,606	$(811,335)	$—	$5,271
Securities loaned (2)	203,585	—	203,585	(196,335)	—	7,250
Total	$1,084,987	$(64,796)	$1,020,191	$(1,007,670)	$—	$12,521

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2013
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$389,439	$(204,614)	$184,825	$(183,305)	$—	$1,520
Securities borrowed (1)	274,127	—	274,127	(265,936)	—	8,191
Total	$663,566	$(204,614)	$458,952	$(449,241)	$—	$9,711

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$962,105	$(204,614)	$757,491	$(753,003)	$—	$4,488
Securities loaned (2)	211,621	—	211,621	(204,971)	—	6,650
Total	$1,173,726	$(204,614)	$969,112	$(957,974)	$—	$11,138

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements was $250 million and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2014, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $239.1 million ($265.3 million at December 31, 2013) and $314.8 million ($385.5 million at December 31, 2013), respectively, of which the Company has sold and re-pledged approximately $27.2 million ($11.0 million at December 31, 2013) under securities loaned transactions and $314.8 million under repurchase agreements ($385.5 million at December 31, 2013).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $664.7 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2014 ($586.6 million at December 31, 2013). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $125.9 million at June 30, 2014 ($126.8 million at December 31, 2013).

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

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2014 are receivables from three major U.S. broker-dealers totaling approximately $157.8 million.

Warehouse Facilities

Through OPY Credit Corp., the Company utilized a warehouse facility provided by Canadian Imperial Bank of Commerce (“CIBC”) to extend financing commitments to third party borrowers identified by the Company. This warehouse arrangement terminated on July 15, 2012. However, the Company will remain contingently liable for some minimal expenses in relation to this facility related to commitments made by CIBC to borrowers introduced by the Company until such borrowings are repaid by the borrowers or until 2016, whichever is the sooner to occur. All such owed amounts will continue to be reflected in the Company’s condensed consolidated statements of operations as incurred.

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At June 30, 2014, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at June 30, 2014 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2014, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA—guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At June 30, 2014, OMHHF had $14.3 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2014 was $74,800 and $225,400, respectively ($149,200 and $291,300, respectively, for the three and six months ended June 30, 2013). The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

As discussed in Note 5, Financial instruments, the Company enters into TBA sale contracts to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBA sale contracts are unable to fulfill their contractual obligations.

7.        Variable interest entities ("VIEs")

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

For entities that the Company has concluded are not VIEs, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the general partner, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the general partner without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at June 30, 2014 and December 31, 2013:

(Expressed in thousands)
	June 30, 2014
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,984,234	$1,369	$—	$—	$1,369
Private equity funds	72,400	31	—	3	34
Total	$2,056,634	$1,400	$—	$3	$1,403

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	December 31, 2013
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$2,282,144	$738	$—	$—	$738
Private equity funds	64,475	29	—	5	34
Total	$2,346,619	$767	$—	$5	$772

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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

In accordance with HUD guidelines, OMHHF will, with approval and for certain loan programs, apply the GNMA trade premium toward the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from GNMA trade premiums that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against GNMA premium were $1.5 million and $1.8 million for the three and six months ended June 30, 2014, respectively ($7.7 million and $10.7 million for the three and six months ended June 30, 2013, respectively).

Funding Commitments

OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly through its affiliate, Oppenheimer, with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial instruments, for more information.

Loans Held For Sale

OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan held for sale is recorded on the condensed consolidated balance sheet. To the extent funds were advanced from its own cash reserves, the cash balance is reduced in an equal amount. To the extent funds were financed through the warehouse facility, a liability for the warehouse facility payable is recorded in other liabilities on the condensed consolidated balance sheet. Loans held for sale are recorded at fair value through earnings.

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $251.6 million at June 30, 2014 ($251.4 million at December 31, 2013). These amounts are not included on the condensed consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at June 30, 2014 was approximately $154.0 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.

The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows:

(Expressed in thousands)
	As of June 30, 2014	As of December 31, 2013
Unpaid principal balance of loans	3,985,594	$3,885,437

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

The fair value of the servicing rights on the loan portfolio was $40.7 million and $40.1 million at June 30, 2014 and December 31, 2013, respectively (carrying value of $29.1 million and $28.9 million at June 30, 2014 and December 31, 2013, respectively). The following table summarizes the changes in carrying value of MSRs for the six months ended June 30, 2014 and 2013:

(Expressed in thousands)
	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$28,879	$26,983
Originations (1)	2,474	4,638
Purchases	52	1,165
Disposals (1)	(776)	(4,583)
Amortization expense	(1,514)	(538)
Balance at end of period	$29,115	$27,665

(1)	Includes refinancings.

Servicing rights are amortized using the straight-line method over 10 years. Future amortization expense is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2014	$1,452	$704	$2,156
2015	2,905	1,407	4,312
2016	2,895	1,393	4,288
2017	2,868	1,364	4,232
2018	2,768	1,339	4,107
Thereafter	7,376	2,644	10,020
	$20,264	$8,851	$29,115

The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the three and six months ended June 30, 2014 and 2013 were as follows:

(Expressed in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Servicing fees	$1,376	$1,244	$2,720	$2,452
Late fees	5	12	5	75
Ancillary fees	75	64	168	121
Total MSR fees	$1,456	$1,320	$2,893	$2,648

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At June 30, 2014	At December 31, 2013
Senior Secured Notes	4/15/2018	$150,000	$195,000

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2014, the Company was in compliance with all of its covenants.

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

On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. The Company redeemed $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, the Company retired the $5.0 million aggregate principal amount of the Notes that it held. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. The retirement of the Notes will reduce the Company’s interest costs by $3.9 million annually beginning in the second quarter of 2014.

Interest expense for the three and six months ended June 30, 2014 on the Notes was $3.4 million and $7.7 million, respectively ($4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2013).

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

The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Class A Stock outstanding, beginning of period	13,516,626	13,508,318	13,377,967	13,508,318
Issued pursuant to shared-based compensation plans	2,500	—	141,159	—
Repurchased and cancelled pursuant to the stock buy-back	—	(11,535)	—	(11,535)
Class A Stock outstanding, end of period	13,519,126	13,496,783	13,519,126	13,496,783

Stock buy-back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the SEC and the terms of its Senior Secured Notes. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

In the six months ended June 30, 2014, the Company did not buy back any stock under this program. As of June 30, 2014, 352,823 shares were available to be purchased under this program.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $30 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2014, the Company purchased and holds (net of redemptions) approximately $99.4 million in ARS from its clients. In addition, the Company is committed to purchase another $20.2 million in ARS from clients through 2016 under legal settlements and awards.

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

As of June 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks continued to hold approximately $110.6 million of principal value of ARS as of June 30, 2014. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.

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

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of a matter that was settled by Oppenheimer with FINRA in August of 2013. On July 16, 2013, Oppenheimer received a “Wells Notice” from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Securities Exchange Act of 1934 (the "Exchange Act") in relation to its sales of low-priced securities on behalf of former customers of the firm. The Company submitted a Wells response on August 19, 2013.

In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial advisor in one of Oppenheimer’s branch offices and the supervision related thereto. Both branch and headquarters personnel, including members of senior management, have provided on-the-record testimony in connection with the investigation.

In February, 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FinCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FinCEN request for information in March of 2014.

The Company believes that the SEC and FinCEN may file one or more enforcement actions against Oppenheimer in connection with the two immediately preceding paragraphs.

The Company recorded a $12.0 million charge against earnings in the second quarter of 2014 related to the aforementioned SEC and FinCEN matters. As of June 30, 2014, the Company believes it is fully reserved against potential liability arising out of the SEC and FinCEN matters.

12.        Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2014, the net capital of Oppenheimer as calculated under the Rule was $157.4 million or 11.2% of Oppenheimer’s aggregate debit items. This was $129.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At June 30, 2014, Freedom had net capital of $4.6 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.

In accordance with the SEC’s No-Action Letter dated November 3, 1998, the Company has computed a reserve requirement for the proprietary accounts of introducing firms as of June 30, 2014. The Company had no deposit requirements as of June 30, 2014.

At June 30, 2014, Freedom had $18.3 million in cash and U.S. Treasury securities segregated under Federal and other regulations.

New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At June 30, 2014, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 9.54% (required 4.5%);

•	Tier 1 Capital ratio 9.54% (required 6.0%); and

•	Total Capital ratio 11.02% (required 8.0%).

At June 30, 2014, the regulatory capital of Oppenheimer Investments Asia Limited was $2.8 million, which was $2.4 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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

The Company’s reportable segments are:

Private Client—includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;

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

The table below presents information about the reported revenue and net income before taxes of the Company for the three and six months ended June 30, 2014 and 2013. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Private client *	$145,344	$143,278	$293,164	$286,647
Asset management *	25,032	22,006	49,642	42,962
Capital markets	72,217	67,904	150,098	133,035
Commercial mortgage banking	6,958	9,477	11,830	17,543
Corporate/Other	138	1,165	123	2,789
Total	$249,689	$243,830	$504,857	$482,976
Income (loss) before income taxes
Private client *	$7,560	$15,698	$17,868	$33,025
Asset management *	8,353	7,402	16,036	13,945
Capital markets	7,082	972	18,266	4,505
Commercial mortgage banking	3,605	2,276	5,454	5,154
Corporate/Other	(26,464)	(20,674)	(52,379)	(44,242)
Total	$136	$5,674	$5,245	$12,387

*    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client Divisions.

Revenue, classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2014 and 2013, was as follows:

(Expressed in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$236,440	$232,781	$476,352	$461,474
Europe/Middle East	10,040	9,317	23,877	17,720
Asia	2,765	709	3,768	1,534
South America	444	1,023	860	2,248
Total	$249,689	$243,830	$504,857	$482,976

15.        Subsequent events

On August 1, 2014, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 29, 2014 to holders of Class A Stock and Class B Stock of record on August 15, 2014.

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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,198	$6,560	$57,416	$—	$65,174
Cash and securities segregated for regulatory and other purposes	—	—	19,117	—	19,117
Deposits with clearing organizations	—	—	32,185	—	32,185
Receivable from brokers, dealers and clearing organizations	—	—	351,317	—	351,317
Receivable from customers, net of allowance for credit losses of $2,436	—	—	951,015	—	951,015
Income tax receivable	24,593	27,611	(696)	(38,268)	13,240
Securities purchased under agreements to resell	—	—	250,000	—	250,000
Securities owned, including amounts pledged of $664,654, at fair value	—	5,669	938,802	—	944,471
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	37,816	—	37,816
Office facilities, net	—	20,529	10,733	—	31,262
Deferred tax assets, net	213	309	23,943	(24,465)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	15,806	—	15,806
Mortgage servicing rights	—	—	29,115	—	29,115
Other assets	1,950	27,034	105,867	—	134,851
Investment in subsidiaries	556,732	873,235	(180,475)	(1,249,492)	—
Intercompany receivables	94,333	(21,472)	(10,160)	(62,701)	—
Total assets	$679,019	$1,052,033	$2,801,390	$(1,487,484)	$3,044,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$32,913	$—	$32,913
Bank call loans	—	—	147,200	—	147,200
Payable to brokers, dealers and clearing organizations	—	—	255,432	—	255,432
Payable to customers	—	—	684,884	—	684,884
Securities sold under agreements to repurchase	—	—	816,606	—	816,606
Securities sold, but not yet purchased, at fair value	—	—	126,092	—	126,092
Accrued compensation	—	—	122,210	—	122,210
Accounts payable and other liabilities	2,822	58,483	104,314	—	165,619
Income tax payable	2,440	22,189	13,639	(38,268)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	60	38,800	(24,465)	14,395
Intercompany payables	—	62,701	—	(62,701)	—
Total liabilities	155,262	143,433	2,454,648	(237,992)	2,515,351
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	523,757	908,600	340,892	(1,249,492)	523,757
Non-controlling interest	—	—	5,850	—	5,850
Total stockholders’ equity	523,757	908,600	346,742	(1,249,492)	529,607
Total liabilities and stockholders’ equity	$679,019	$1,052,033	$2,801,390	$(1,487,484)	$3,044,958

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$448	$30,901	$66,945	$—	$98,294
Cash and securities segregated for regulatory and other purposes	—	—	36,323	—	36,323
Deposits with clearing organizations	—	—	23,679	—	23,679
Receivable from brokers, dealers and clearing organizations	—	—	364,873	—	364,873
Receivable from customers, net of allowance for credit losses of $2,423	—	—	868,869	—	868,869
Income tax receivable	19,494	27,589	(817)	(39,704)	6,562
Securities purchased under agreements to resell	—	—	184,825	—	184,825
Securities owned, including amounts pledged of $586,625, at fair value	—	2,225	853,863	—	856,088
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	40,751	—	40,751
Office facilities, net	—	21,250	11,689	—	32,939
Deferred tax assets, net	678	309	29,496	(30,483)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	75,989	—	75,989
Mortgage servicing rights	—	—	28,879	—	28,879
Other assets	2,797	27,113	135,150	—	165,060
Investment in subsidiaries	546,755	910,230	(182,625)	(1,274,360)	—
Intercompany receivables	153,528	(68,920)	(20,107)	(64,501)	—
Total assets	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,198	$—	$48,198
Bank call loans	—	—	118,200	—	118,200
Payable to brokers, dealers and clearing organizations	—	—	223,315	—	223,315
Payable to customers	—	—	626,564	—	626,564
Securities sold under agreements to repurchase	—	—	757,491	—	757,491
Securities sold, but not yet purchased, at fair value	—	—	76,314	—	76,314
Accrued compensation	—	—	180,119	—	180,119
Accounts payable and other liabilities	3,742	59,289	129,609	(88)	192,552
Income tax payable	2,440	22,189	15,075	(39,704)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,579	(30,483)	7,096
Intercompany payables	—	64,501	—	(64,501)	—
Total liabilities	201,182	145,979	2,325,022	(247,334)	2,424,849
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	522,518	917,276	356,996	(1,274,272)	522,518
Non-controlling interest	—	—	5,353	—	5,353
Total stockholders’ equity	522,518	917,276	362,349	(1,274,272)	527,871
Total liabilities and stockholders’ equity	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$116,062	$—	$116,062
Advisory fees	—	—	70,741	(311)	70,430
Investment banking	—	—	26,799	—	26,799
Interest	—	2,588	12,546	(2,586)	12,548
Principal transactions, net	—	131	11,663	—	11,794
Other	—	74	12,046	(64)	12,056
Total revenue	—	2,793	249,857	(2,961)	249,689
EXPENSES
Compensation and related expenses	300	—	159,551	—	159,851
Communications and technology	47	—	17,489	—	17,536
Occupancy and equipment costs	—	—	15,971	(64)	15,907
Clearing and exchange fees	—	—	6,024	—	6,024
Interest	3,464	—	3,534	(2,586)	4,412
Other	3,817	11	42,306	(311)	45,823
Total expenses	7,628	11	244,875	(2,961)	249,553
Income (loss) before income taxes	(7,628)	2,782	4,982	—	136
Income tax provision (benefit)	(2,723)	1,269	2,843	—	1,389
Net income (loss) for the period	(4,905)	1,513	2,139	—	(1,253)
Less net income attributable to non-controlling interest, net of tax	—	—	301	—	301
Equity in subsidiaries	3,350	—	—	(3,350)	—
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,555)	1,513	1,838	(3,350)	(1,554)
Other comprehensive income	—	—	339	—	339
Total comprehensive income (loss)	$(1,555)	$1,513	$2,177	$(3,350)	$(1,215)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$238,200	$—	$238,200
Advisory fees	—	—	139,316	(681)	138,635
Investment banking	—	—	60,323	—	60,323
Interest	—	5,321	24,913	(5,296)	24,938
Principal transactions, net	—	171	20,440	—	20,611
Other	—	290	22,140	(280)	22,150
Total revenue	—	5,782	505,332	(6,257)	504,857
EXPENSES
Compensation and related expenses	615	—	331,186	—	331,801
Communications and technology	74	—	34,196	—	34,270
Occupancy and equipment costs	—	—	31,584	(280)	31,304
Clearing and exchange fees	—	—	11,916	—	11,916
Interest	7,839	—	7,033	(5,296)	9,576
Other	4,161	13	77,252	(681)	80,745
Total expenses	12,689	13	493,167	(6,257)	499,612
Income (loss) before income taxes	(12,689)	5,769	12,165	—	5,245
Income tax provision (benefit)	(4,634)	1,131	6,581	—	3,078
Net income (loss) for the period	(8,055)	4,638	5,584	—	2,167
Less net income attributable to non-controlling interest, net of tax	—	—	497	—	497
Equity in subsidiaries	9,724	—	—	(9,724)	—
Net income attributable to Oppenheimer Holdings Inc.	1,669	4,638	5,087	(9,724)	1,670
Other comprehensive income	—	—	252	—	252
Total comprehensive income	$1,669	$4,638	$5,339	$(9,724)	$1,922

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$124,440	$—	$124,440
Advisory fees	—	—	61,127	(547)	60,580
Investment banking	—	—	22,567	—	22,567
Principal transactions, net	—	(61)	7,593	—	7,532
Interest	—	2,805	13,018	(2,717)	13,106
Other	—	42	15,605	(42)	15,605
Total revenue	—	2,786	244,350	(3,306)	243,830
EXPENSES
Compensation and related expenses	254	—	159,752	—	160,006
Occupancy and equipment costs	—	—	17,183	(42)	17,141
Communications and technology	35	—	15,983	—	16,018
Interest	4,375	—	5,485	(2,717)	7,143
Clearing and exchange fees	—	—	6,293	—	6,293
Other	323	16	31,763	(547)	31,555
Total expenses	4,987	16	236,459	(3,306)	238,156
Income (loss) before income taxes	(4,987)	2,770	7,891	—	5,674
Income tax provision (benefit)	(1,899)	1,215	3,292	—	2,608
Net income (loss) for the period	(3,088)	1,555	4,599	—	3,066
Less net income attributable to non-controlling interest, net of tax	—	—	218	—	218
Equity in subsidiaries	5,936	—	—	(5,936)	—
Net income attributable to Oppenheimer Holdings Inc.	2,848	1,555	4,381	(5,936)	2,848
Other comprehensive income (loss)	(3)	—	52	—	49
Total comprehensive income	$2,845	$1,555	$4,433	$(5,936)	$2,897

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$244,020	$—	$244,020
Advisory fees	—	—	118,487	(1,187)	117,300
Investment banking	—	—	41,015	—	41,015
Principal transactions, net	—	12	23,237	—	23,249
Interest	5	5,593	25,314	(5,435)	25,477
Other	—	84	31,915	(84)	31,915
Total revenue	5	5,689	483,988	(6,706)	482,976
EXPENSES
Compensation and related expenses	695	—	318,520	—	319,215
Occupancy and equipment costs	—	—	34,790	(84)	34,706
Communications and technology	58	—	31,824	—	31,882
Interest	8,750	—	10,690	(5,435)	14,005
Clearing and exchange fees	—	—	12,335	—	12,335
Other	760	19	58,854	(1,187)	58,446
Total expenses	10,263	19	467,013	(6,706)	470,589
Income (loss) before income taxes	(10,258)	5,670	16,975	—	12,387
Income tax provision (benefit)	(3,931)	1,894	7,465	—	5,428
Net income (loss) for the period	(6,327)	3,776	9,510	—	6,959
Less net income attributable to non-controlling interest, net of tax	—	—	448	—	448
Equity in subsidiaries	12,838	—	—	(12,838)	—
Net income attributable to Oppenheimer Holdings Inc.	6,511	3,776	9,062	(12,838)	6,511
Other comprehensive income (loss)	(3)	—	503	—	500
Total comprehensive income	$6,508	$3,776	$9,565	$(12,838)	$7,011

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(8,055)	$4,638	$5,584	$—	$2,167
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	3,862	—	3,862
Deferred income taxes	—	—	7,299	—	7,299
Amortization of notes receivable	—	—	8,534	—	8,534
Amortization of debt issuance costs	287	—	—	—	287
Write-off of debt issuance costs	588	—	—	—	588
Amortization of mortgage servicing rights	—	—	1,514	—	1,514
Provision for credit losses	—	—	13	—	13
Share-based compensation expense	232	—	3,247	—	3,479
Payment of taxes due for share-based awards	(2,074)	—	—	—	(2,074)
Changes in operating assets and liabilities	56,317	(28,979)	(66,397)	—	(39,059)
Cash provided by (used in) continuing operations	47,295	(24,341)	(36,344)	—	(13,390)
Cash flows from investing activities
Purchase of office facilities	—	—	(2,185)	—	(2,185)
Cash used in investing activities	—	—	(2,185)	—	(2,185)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,984)	—	—	—	(2,984)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,254	—	—	—	1,254
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Other financing activities	—	—	29,000	—	29,000
Cash flow provided by (used in) financing activities	(46,545)	—	29,000	—	(17,545)
Net increase (decrease) in cash and cash equivalents	750	(24,341)	(9,529)	—	(33,120)
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the period	$1,198	$6,560	$57,416	$—	$65,174

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(6,327)	$3,776	$9,510	$—	$6,959
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	5,045	—	5,045
Deferred income taxes	—	—	14,399	—	14,399
Amortization of notes receivable	—	—	9,388	—	9,388
Amortization of debt issuance costs	319	—	—	—	319
Amortization of mortgage servicing rights	—	—	538	—	538
Provision for (reversal of) credit losses	—	—	(147)	—	(147)
Share-based compensation expense	—	—	3,280	—	3,280
Changes in operating assets and liabilities	9,328	(8,250)	(146,738)	—	(145,660)
Cash provided by (used in) continuing operations	3,320	(4,474)	(104,725)	—	(105,879)
Cash flows from investing activities
Purchase of office facilities	—	—	(11,687)	—	(11,687)
Cash used in investing activities	—	—	(11,687)	—	(11,687)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,994)	—	—	—	(2,994)
Repurchase of Class A non-voting common stock	(208)	—	—	—	(208)
Other financing activities	—	—	91,500	—	91,500
Cash flow provided by (used in) financing activities	(3,202)	—	91,500	—	88,298
Net increase (decrease) in cash and cash equivalents	118	(4,474)	(24,912)	—	(29,268)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366
Cash and cash equivalents, end of the period	$153	$36,184	$69,761	$—	$106,098

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of June 30, 2014, the Company provided its services from 96 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of June 30, 2014 totaled approximately $89.1 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management Inc. (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At June 30, 2014, client assets under management totaled approximately $26.5 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through BUYandHOLD division. Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in FHA insured commercial mortgage origination and servicing. At June 30, 2014, the Company employed 3,546 employees (3,396 full-time and 150 part-time), of whom approximately 1,370 were financial advisers.

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

During the three months ended June 30, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company sought financing from a number of sources, without success, to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions, which to date, combined with purchases by the Company have reduced client holdings by 91%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Factors Affecting ‘Forward-Looking Statements’” herein.

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

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC, the CFTC ("Commodity Futures Trading Commission") and FINRA in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC has increased their enforcement activities with an intent to bring more actions against firms and individuals for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules and to assert significant penalties in connection with such activities. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adapted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdiction in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around “high speed trading” has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. FINRA has proposed a data collection system (CARDS- Comprehensive Automated Risk Data System) that would collect data on virtually every transaction involving clients and process and retain the information. It is possible that client reaction to this information collection will drive client activity to non-broker dealers, and have a detrimental impact on the business of the Company. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

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

The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker dealers. Regulators have expanded their views of the requirements of the Patriot Act and the amount of diligence required by financial institutions of both their foreign and domestic clients.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control — Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992 (the "1992 Framework"). Most public companies, including the Company, adopted the 1992 Framework as a basis for their compliance with the Sarbanes-Oxley Act of 2002 and the primary objective in updating and enhancing the framework was to address the significant changes to the business and operating environments. The 2013 Framework is effective on December 15, 2014.

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

On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of the matter that was settled by Oppenheimer with FINRA in August 2013 described above. On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of low-priced securities on behalf of a former customer of the firm. The Company submitted a Wells response on August 19, 2013.

In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial advisor in one of Oppenheimer’s branch offices and the supervision related thereto. Both branch and headquarters personnel, including members of senior management, have provided on-the-record testimony in connection with the investigation.

The Company believes that the SEC may file one or more enforcement actions against Oppenheimer in connection with the two immediately preceding paragraphs. As a result the Company recorded significant charges against earnings in each of the first two quarters of 2014 related to these two matters. See Note 11 of Notes to financial statements.

In February, 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FinCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FinCEN request for information in March of 2014. The Company believes that FinCEN may file an action or issue an assessment against the Company related to their investigation.

The Company recorded a $12.0 million charge against earnings in the second quarter of 2014 related to the aforementioned SEC and FinCEN matters. As of June 30, 2014, the Company believes it is fully reserved against potential liability arising out of the SEC and FinCEN matters.

For several quarters Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds (“ETFs”). Several Oppenheimer employees have provided on-the-record testimony in connection with the investigation.

In May 2014 Oppenheimer received a “Wells Notice” from FINRA requesting that Oppenheimer make a written submission to explain why Oppenheimer should not be charged with violations of FINRA rules relating to the supervision of one former financial advisor and associated charges related to alleged deficient supervisory systems, late FINRA U/4/U/5 filings and record retention. Oppenheimer has not to date filed a Wells response.

Oppenheimer is continuing to cooperate with the investigating entities.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2014, the Company purchased and holds (net of redemptions) approximately $99.4 million in ARS from its clients. As of June 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $20.2 million from clients through 2016 under legal settlements and awards.

The Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $147.1 million of ARS at June 30, 2014, exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Off-Balance Sheet Arrangements” herein for additional details.

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

Cybersecurity

The Company has been focused for many years on the issues of maintaining the security of its clients’ data, access to its data processing environment, and its data processing facilities. Recent examples of vulnerabilities by other companies which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing and the Company believes that increased resources will need to be dedicated to this effort in the future.

Outlook

The Company’s long-term plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company’s stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The Company reported a net loss attributable to Oppenheimer Holdings Inc. of 1.6 million or $(0.11) per share for the second quarter of 2014 compared with net income attributable to Oppenheimer Holdings Inc. of $2.8 million or $0.21 per share for the second quarter of 2013. Second quarter 2014 operating results were significantly impacted by a charge in the amount of $12.0 million ($8.4 million after-tax or $0.61 per share) related to two regulatory matters emanating from transactions in low-priced securities. Revenue for the second quarter of 2014 was $249.7 million compared with $243.8 million in the second quarter of 2013, an increase of 2.4%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended June 30, 2014 compared to the same period in 2013:

(Expressed in thousands)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(8,378)	(6.7)	$(5,820)	(2.4)
Advisory fees	9,850	16.3	21,335	18.2
Investment banking	4,232	18.8	19,308	47.1
Interest	(558)	(4.3)	(539)	(2.1)
Principal transactions, net	4,262	56.6	(2,638)	(11.3)
Other	(3,549)	(22.7)	(9,765)	(30.6)
Total revenue	5,859	2.4	21,881	4.5
Expenses
Compensation and related expenses	(155)	(0.1)	12,586	3.9
Communications and technology	1,518	9.5	2,388	7.5
Occupancy and equipment costs	(1,234)	(7.2)	(3,402)	(9.8)
Clearing and exchange fees	(269)	(4.3)	(419)	(3.4)
Interest	(2,731)	(38.2)	(4,429)	(31.6)
Other	14,268	45.2	22,299	38.2
Total expenses	11,397	4.8	29,023	6.2
Income (loss) before income taxes	(5,538)	(97.6)	(7,142)	(57.7)
Income tax provision	(1,219)	(46.7)	(2,350)	(43.3)
Net income (loss) for the period	(4,319)	*	(4,792)	(68.9)
Net income attributable to non-controlling interest, net of tax	83	38.1	49	10.9
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(4,402)	*	$(4,841)	(74.4)

*    Not comparable

Second Quarter 2014

Revenue

Commission revenue was $116.1 million for the second quarter of 2014, a decrease of 6.7% compared with $124.4 million for the second quarter of 2013.

Advisory fees were $70.4 million for the second quarter of 2014, an increase of 16.3% compared with $60.6 million for the second quarter of 2013. The increase was primarily due to increased fees earned on managed products. Assets under management increased 14.3% from $22.4 billion to $26.5 billion from March 31, 2013 to March 31, 2014, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Investment banking revenue increased 18.8% to $26.8 million for the second quarter of 2014 compared with $22.6 million for the second quarter of 2013. The increase was due to increased fees from mergers and acquisition activity and from equity underwritings (25 offerings in the second quarter of 2014 compared to 24 offerings in the prior year quarter).

Interest revenue was $12.5 million for second quarter of 2014, a decrease of 4.3% compared with $13.1 million for the second quarter of 2013. The decrease is primarily attributable to a decrease of $1.5 million in interest from lower holdings of reverse repurchase agreements. The decrease was partially offset by the increase of $1.0 million in interest earned on customer margin loans.

Principal transactions revenue increased 56.6% to $11.8 million during the second quarter of 2014 compared with the second quarter of 2013. The increase was due to higher equities trading profits and the income recognized on loan commitments issued in the Commercial Mortgage Banking business this period compared to the prior year period.

Other revenue was $12.1 million for the second quarter of 2014, a decrease of 22.7% compared to $15.6 million for the second quarter of 2013. The decrease was due to lower fees earned from loan originations (9 loans originated in the second quarter of 2014 compared to 18 loans originated in the prior year quarter).

Expenses

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $159.9 million during the second quarter of 2014, roughly flat when compared to the second quarter of 2013. Increases in salary expense offset decreases in deferred and incentive compensation obligations during the second quarter of 2014. Compensation as a percentage of revenue was 64.0% during the second quarter of 2014 compared to 65.6% during the second quarter of 2013. The decrease in compensation as a percentage of revenue was largely attributable to increased revenues during the 2014 period.

Non-compensation expenses were $89.7 million during the second quarter of 2014, an increase of 14.8% compared to $78.2 million during the same period last year due to increases in legal and regulatory costs. The increase in legal and regulatory costs largely reflects an increase in reserves of $12.0 million during the second quarter of 2014 related to two regulatory matters. The second quarter of 2014 was also negatively impacted by the costs associated with the early retirement of the Company’s Senior Secured Notes in April 2014 (call premium and write-off of debt issuance costs) totaling $3.5 million.

Year-to-date 2014

Revenue

Commission revenue was $238.2 million for the six months ended June 30, 2014, a decrease of 2.4% compared with $244.0 million for the same period of 2013.

Advisory fees were $138.6 million for the six months ended June 30 2014, an increase of 18.2% compared with $117.3 million for the same period of 2013. The increase was primarily due to increased fees earned on managed products. Asset under management increased 21.1% from $20.9 billion to $25.3 billion, from December 31, 2012 to December 31, 2013 and 14.3% from $22.4 billion to $25.6 billion from March 31, 2013 to March 31, 2014, which contributed to the aforementioned advisory fee increase as these fees are calculated based on the market value at the end of the prior period.

Investment banking revenue increased 47.1% to $60.3 million for the six months ended June 30, 2014 compared with $41.0 million for the same period of 2013. The increase was due to increased fees from mergers and acquisition activity and from equity underwritings (52 offerings for the first six months of 2014 compared to 48 offerings in the same period in 2013).

Interest revenue was $24.9 million for the six months ended June 30, 2014, a decrease of 2.1% compared with $25.5 million for the same period in 2013.

Principal transactions revenue was $20.6 million for the six months ended June 30, 2014, a decrease of 11.3% compared with $23.2 million for the same period in 2013. The overall decrease was due to reduced trading profits in corporate and government securities, offset by the higher equities trading profits and income recognized on loan commitments from the Commercial Mortgage Banking Business.

Other revenue was $22.2 million for the six months ended June 30, 2014. a decrease of 30.6% compared with $31.9 million for the same period in 2013. The decrease was due to the decrease in the value of assets underlying the deferred compensation plan and the lower fees earned from loan originations (18 loans originated in the first six months of 2014 compared to 38 loans originated in the same period in 2013).

Expenses

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $331.8 million during the six months ended June 30, 2014, an increase of 3.9% over the six months ended June 30, 2013. Compensation as a percentage of revenue was 65.7% during the six month period ended June 30, 2014 compared to 66.1% during the six month period ended June 30, 2013. The decrease in compensation as a percentage of revenue was largely attributable to increased revenues during the 2014 period.

Non-compensation expenses were $167.8 million during the six month ended June 30, 2014, an increase of 10.9% compared with $151.2 million for the same period in 2013 which is primarily due to the increase in legal and regulatory costs. The increase in legal and regulatory costs largely reflects an increase in reserves of $19.7 million during the six months ended June 30, 2014 related to two regulatory matters. The second quarter of 2014 was also negatively impacted by the costs associated with the early retirement of the Company’s Senior Secured Notes in April 2014 (call premium and write-off of debt issuance costs) totaling $3.5 million.

The table below presents information about the reported revenue and net income before taxes of the Company’s reportable business segments for the three and six months ended June 30, 2014 and 2013:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenue
Private Client	$145,344	$143,278	1.4	$293,164	$286,647	2.3
Asset Management	25,032	22,006	13.8	49,642	42,962	15.5
Capital Markets	72,217	67,904	6.4	150,098	133,035	12.8
Commercial Mortgage Banking	6,958	9,477	(26.6)	11,830	17,543	(32.6)
Corporate/Other	138	1,165	(88.2)	123	2,789	(95.6)
	249,689	243,830	2.4	504,857	482,976	4.5
Income (Loss) before income taxes
Private Client	$7,560	$15,698	(51.8)	$17,868	$33,025	(45.9)
Asset Management	8,353	7,402	12.8	16,036	13,945	15.0
Capital Markets	7,082	972	628.6	18,266	4,505	305.5
Commercial Mortgage Banking	3,605	2,276	58.4	5,454	5,154	5.8
Corporate/Other	(26,464)	(20,674)	(28.0)	(52,379)	(44,242)	(18.4)
	$136	$5,674	(97.6)	$5,245	$12,387	(57.7)

Private Client

Private Client reported revenue of $145.3 million for the second quarter of 2014, 1.4% higher than the second quarter of 2013 due to an increase in the Company’s fee-based business offset by lower transaction-based business. Income before income taxes was $7.6 million, a decrease of 51.8% compared with the second quarter of 2013, primarily due to increases in legal and regulatory costs during the second quarter of 2014 as discussed above.

•	Client assets under administration were $89.1 billion at June 30, 2014 compared to $80.1 billion at June 30, 2013, an increase of 11.2% and a record for the Company.

•
Financial Advisor headcount was 1,370 at the end of the second quarter of 2014, down from 1,402 at the end of the second quarter of 2013 reflecting the Company’s increased focus on financial advisor productivity.

•	Retail commissions were $73.8 million for the second quarter of 2014, a decrease of 9.8% from the prior year quarter.

•
Advisory fee revenue on traditional and alternative managed products was $46.5 million for the second quarter of 2014, an increase of 19.3% over the prior year quarter (see Asset Management below for further information).

•	Money market fees were reduced by waivers in the amount of $7.6 million during the second quarter of 2014 versus waivers of $7.2 million during the second quarter of 2013.

Asset Management

Asset Management reported revenue of $25.0 million for the second quarter of 2014, 13.8% higher than the second quarter of 2013. Income before income taxes was $8.4 million, an increase of 12.8% compared with the second quarter of 2013, as a result of increased fees earned on managed products.

•
Advisory fee revenue on traditional and alternative managed products was $23.4 million for the second quarter of 2014, an increase of 13.3% over the prior year quarter. Asset management fees are calculated based on client assets under management (“AUM”) at the end of the prior quarter which totaled $25.6 billion at March 31, 2014 ($22.4 billion at March 31, 2013) and are allocated to the Private Client and Asset Management Divisions.

•
AUM increased 17.8% to $26.5 billion at June 30, 2014, a record for the Company, compared to $22.5 billion at June 30, 2013, which is the basis for advisory fee billings for the third quarter of 2014. The increase in AUM was comprised of asset appreciation of $3.0 billion and net new assets of $1.0 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2014:

(Expressed in millions)
	For the Three Months Ended June 30, 2014
	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Fund Type
Traditional (1)	$21,482	$585	$(365)	$633	$22,335
Institutional Fixed Income (2)	1,240	3	(20)	43	1,266
Alternative Investments:					—
Hedge funds (3)	2,450	114	(31)	(57)	2,476
Private Equity Funds (4)	443	—	—	(16)	427
	$25,615	$702	$(416)	$603	$26,504

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

Capital Markets

Capital Markets reported revenue of $72.2 million for the second quarter of 2014, 6.4% higher than the second quarter of 2013 due to increased fees from equity underwritings and from mergers and acquisitions activity. Income before income taxes was $7.1 million for the second quarter of 2014, an increase of 628.6% compared with income before income taxes of $972,000 for the second quarter of 2013.

•	Institutional equities commissions were $28.3 million for the second quarter of 2014, an increase of 7.3% compared with the prior year period.

•	Advisory fees from investment banking activities increased 13.6% to $9.0 million in the second quarter of 2014 compared with the prior year period.

•	Equity underwriting fees increased 13.1% or $1.3 million to $11.0 million for the second quarter of 2014 compared with the prior year period.

•	Revenue from Taxable Fixed Income decreased 15.1% to $18.1 million for the second quarter of 2014 compared with the prior year period.

•	Public Finance and Municipal Trading revenue was flat at $6.1 million for the second quarter of 2014 compared with the prior year period.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $7.0 million for the second quarter of 2014, 26.6% lower than the second quarter of 2013, due to a decrease in the dollar volume of loans originated during the 2014 period. Income before income taxes was $3.6 million, an increase of 58.4% compared with the second quarter of 2013, due to write-offs of mortgage servicing rights related to loan refinancings that took place during the second quarter of 2013.

•
Loan origination fees for the second quarter of 2014 were $870,000, a decrease of 58.6% compared with the prior year period, as the Company originated 9 commercial loans (18 in the second quarter of 2013) with an aggregate principal loan balance of $44.9 million ($165.9 million in the second quarter of 2013).

•	Net servicing revenue for the second quarter of 2014 was $1.4 million compared with $1.2 million for the comparable period in 2013.

•	Principal loan balances related to servicing activities totaled $4.0 billion at June 30, 2014, up 9.8% from June 30, 2013.

Liquidity and Capital Resources

Total assets at June 30, 2014 increased by 3.1% from December 31, 2013. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2014, the Company had $147.2 million of such borrowings outstanding compared to outstanding borrowings of $118.2 million at December 31, 2013. The Company also has some availability of short-term bank financing on an unsecured basis.

Volatility in the financial markets and ongoing concerns about the speed and degree of economic recovery has had an adverse effect on the availability of credit through traditional sources. As a result of concerns around financial markets generally and the strength of counterparties specifically, lenders have reduced and, in some cases, ceased to provide funding on both a secured and unsecured basis to financial service providers.

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

The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.8 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2013 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.

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

Additional settlements of regulatory matters could have an adverse effect on the Company’s liquidity depending on the size and composition of any such settlement.

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

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2014, the Company was in compliance with all of its covenants.

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

On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. The Company redeemed $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, the Company retired the $5.0 million aggregate principal amount of the Notes that it held. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. The retirement of the Notes will reduce the Company’s interest costs by $3.9 million annually beginning in the second quarter of 2014.

Interest expense for the three and six months ended June 30, 2014 on the Notes was $3.4 million and $7.7 million, respectively ($4.3 million and $8.5 million, respectively, for the three and six months ended June 30, 2013).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $3.3 million in forgivable notes to employees (which are inherently illiquid) for the three months ended June 30, 2014 ($2.6 million for the three months ended June 30, 2013) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2014, bank call loans were $147.2 million ($118.2 million at December 31, 2013 and $219.8 million at June 30, 2013). The average bank loan outstanding for the three months and six months ended June 30, 2014 was $153.3million and $138.9 million, respectively ($160.7 million and $190.9 million for the three months and six months ended June 30, 2013). The largest bank loan outstanding for the three months and six months ended June 30, 2014 was $234.8 million and $247.9 million, respectively ($270.0 million and $392.3 million for the three and six months ended June 30, 2013, respectively). The average weighted interest rate on bank call loans applicable on June 30, 2014 was 1.27%.

At June 30, 2014, securities loaned balances totaled $203.6 million ($211.6 million at December 31, 2013 and $234.9 million at June 30, 2013). The average daily securities loan balance for the three and six months ended June 30, 2014 was $247.5 million and $232.8 million, respectively ($226.4 million and $210.3 million for the three and six months ended June 30, 2013, respectively). The largest stock loan balance for both the three and six months ended June 30, 2014 was $293.4 million ($273.2 million for both the three and six months ended June 30, 2013).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

At June 30, 2014, the gross balances of reverse repurchase agreements and repurchase agreements were $314.8 million and $881.4 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2014 was $386.9 million and $921.4 million, respectively ($3.8 billion and $4.3 billion, respectively, for the three months ended June 30, 2013). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2014 was $832.4 million and $1.3 billion, respectively ($7.1 billion and $7.7 billion, respectively, for the three months ended June 30, 2013).

At June 30, 2014, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended June 30, 2014 was $nil. At June 30, 2014, the gross leverage ratio was 5.8.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At June 30, 2014, OMHHF had $14.3 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2014 was $74,800 and $225,400, respectively ($149,200 and $291,300, respectively, for the three and six months ended June 30, 2013). OMHHF also receives funding from its immediate parent company.

As discussed in “Other Regulatory Matters” and “Results of Operations” above, the Company’s operating results during the first and second quarters of 2014 have been significantly impacted by charges associated with regulatory matters. Any settlement of these matters with the regulators and any payment(s) due will have to be funded by the Company out of the results of operations for any such period, cash held and available for such payment, credit available under the Company’s uncommitted bank lines, changes in the holdings of the Company on its balance sheet and the amount that is ultimately due to be paid and the timing of any such payment.

The settlement of these or other regulatory matters could have an adverse effect on the Company’s liquidity depending on the size, composition and timing of any such settlement.

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

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(13,390)	$(105,879)
Cash used in investing activities	(2,185)	(11,687)
Cash (used in) provided by financing activities	(17,545)	88,298
Net decrease in cash and cash equivalents	$(33,120)	$(29,268)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See “Factors Affecting ‘Forward-Looking Statements’”).

Other Matters

On May 27, 2014, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On July 31, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 29, 2014 to stockholders of record on August 15, 2014.

The book value of the Company’s Class A and Class B Stock was $38.46 at June 30, 2014 compared to $37.29 at June 30, 2013, based on total outstanding shares of 13,618,806 and 13,596,463, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2014 was 13,618,174 compared to 14,068,368 outstanding for the same period in 2013.

Off-Balance Sheet Arrangements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2014, the Company purchased and holds (net of redemptions) approximately $99.4 million in ARS from its clients. In addition, the Company is committed to purchase another $20.2 million from clients through 2016 under legal settlements and awards.

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

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The Company also held $150,000 in ARS in its proprietary trading account as of June 30, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At June 30, 2014, the amount of ARS held by the Company that was below investment grade was $4.1 million and the amount of ARS that was unrated was $2.0 million.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at June 30, 2014
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities (“ARS”) Owned (1)	$99,380	$6,832	$92,548
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	20,212	1,514	18,698
Total	$119,592	$8,346	$111,246

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at June 30, 2014.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2014.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at June 30, 2014. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $110.6 million of ARS as of June 30, 2014.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2016.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.3 million as of June 30, 2014. The valuation adjustment is comprised of $6.8 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of June 30, 2014 and $1.5 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of June 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with Regulators. However, Eligible Investors for future buybacks under the settlements with Regulators held approximately $110.6 million of ARS as of June 30, 2014. Since the Company was not committed to purchase this amount as of June 30, 2014, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.

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

On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. The Company redeemed $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, the Company retired the $5.0 million aggregate principal amount of the Notes that it held. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. The retirement of the Notes will reduce the Company’s interest costs by $3.9 million annually beginning in the second quarter of 2014.

The following table sets forth the Company’s contractual and contingent commitments as of June 30, 2014:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$289	$41	$69	$56	$123
Committed Capital	5	5	—	—	—
Earn-Out (1)	25	25	—	—	—
Senior Secured Notes (2)	202	13	26	163	—
ARS Purchase Commitments (3)	20	15	5	—	—
Total	$541	$99	$100	$219	$123

(1)	As noted above in the Liquidity section, this amount has been placed in escrow pending the outcome of legal proceedings against CIBC.

(2)	Includes interest payable of $52.5 million through maturity.

(3)
Represents payments to be made pursuant to the ARS settlements entered into with the Regulators in February 2010 as well as commitments to purchase ARS as a result of settlements with the Regulators and legal settlements and awards.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The

Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2014, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, which seek substantial penalties, fines or other monetary relief. The SEC, amongst other regulators, have announced their intention to bring more regulatory cases seeking substantial penalties in the future.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made seven offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and December 13, 2013. The Company commenced an eighth offer to purchase on March 28, 2014 which expired on June 11, 2014. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of June 30, 2014, the Company had purchased and holds (net of redemptions) approximately $99.4 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of June 30, 2014, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through March 31, 2014 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2013, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In connection with a case formerly brought by U.S. Airways on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel Deutsche AG to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration which motion was granted on May 25, 2011. As a result of the award in favor of U.S. Airways in January 2013, the stay was lifted and Oppenheimer began prosecuting its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount of $30.0 million including interest paid to U.S. Airways plus all associated costs. The arbitration commenced on May 5, 2014 and will likely continue until the fourth quarter of 2014. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to U.S. Airways.

In addition to the ARS case discussed above, as of June 30, 2014, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately two arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $175,000 to $2.1 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action similar to those described above. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court actions. As of June 30, 2014, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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

Item 1A.    Risk Factors

During the six months ended June 30, 2014, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter of 2014, the Company issued 2,500 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.

Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 1st day of August, 2014.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)