Form 10-Q
period 2014-09-30
OPPENHEIMER HOLDINGS INC
filed 2014-10-31
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2014 was 13,530,688 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except share amounts)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$77,942	$98,294
Cash and securities segregated for regulatory and other purposes	19,106	36,323
Deposits with clearing organizations	31,611	23,679
Receivable from brokers, dealers and clearing organizations	380,943	364,873
Receivable from customers, net of allowance for credit losses of $2,451 ($2,423 in 2013)	883,133	868,869
Income tax receivable, net	7,801	6,562
Securities purchased under agreements to resell	250,000	184,825
Securities owned, including amounts pledged of $498,928 ($586,625 in 2013), at fair value	806,772	856,088
Notes receivable, net	37,673	40,751
Office facilities, net accumulated depreciation of $102,246 ($97,118 in 2013)	30,518	32,939
Loans held for sale	20,095	75,989
Mortgage servicing rights	29,496	28,879
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	131,064	165,060
Total assets	$2,875,743	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$24,316	$48,198
Bank call loans	135,500	118,200
Payable to brokers, dealers and clearing organizations	204,950	223,315
Payable to customers	689,363	626,564
Securities sold under agreements to repurchase	688,310	757,491
Securities sold, but not yet purchased, at fair value	128,262	76,314
Accrued compensation	138,782	180,119
Accounts payable and other liabilities	170,175	192,552
Senior secured notes	150,000	195,000
Deferred tax liabilities, net	13,519	7,096
Total liabilities	2,343,177	2,424,849
Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock (2014 – 13,530,688 shares issued and outstanding; 2013 – 13,377,967 shares issued and outstanding)	62,264	60,065
Class B voting common stock (99,680 shares issued and outstanding)	133	133
	62,397	60,198
Contributed capital	43,950	42,407
Retained earnings	419,861	418,204
Accumulated other comprehensive income	353	1,709
Total Oppenheimer Holdings Inc. stockholders’ equity	526,561	522,518
Non-controlling interest	6,005	5,353
Total stockholders’ equity	532,566	527,871
Total liabilities and stockholders’ equity	$2,875,743	$2,952,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2014	2013	2014	2013
REVENUE
Commissions	$110,862	$120,252	$349,062	$364,272
Advisory fees	70,957	60,117	209,592	177,417
Investment banking	33,841	21,362	94,164	62,377
Interest	12,449	14,439	37,387	39,916
Principal transactions, net	4,272	10,347	24,883	33,596
Other	12,298	16,859	34,448	48,774
Total revenue	244,679	243,376	749,536	726,352
EXPENSES
Compensation and related expenses	161,334	161,081	493,135	480,296
Communications and technology	15,991	16,999	50,261	48,881
Occupancy and equipment costs	15,801	16,405	47,105	51,111
Clearing and exchange fees	5,969	6,099	17,885	18,434
Interest	4,127	6,164	13,703	20,169
Other	30,561	28,465	111,306	86,911
Total expenses	233,783	235,213	733,395	705,802
Income before income taxes	10,896	8,163	16,141	20,550
Income tax provision	6,271	2,655	9,349	8,083
Net income for the period	4,625	5,508	6,792	12,467
Less net income attributable to non-controlling interest, net of tax	155	271	652	719
Net income attributable to Oppenheimer Holdings Inc.	$4,470	$5,237	$6,140	$11,748
Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.33	$0.38	$0.45	$0.86
Diluted	$0.31	$0.37	$0.43	$0.83
Dividends declared per share	$0.11	$0.11	$0.33	$0.33
Weighted average shares
Basic	13,630,368	13,604,276	13,595,458	13,606,527
Diluted	14,297,442	14,171,802	14,217,247	14,110,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Expressed in thousands)	2014	2013	2014	2013
Net income for the period	$4,625	$5,508	$6,792	$12,467
Other comprehensive income, net of tax (1)
Currency translation adjustment	(1,608)	656	(1,356)	1,156
Comprehensive income for the period	3,017	6,164	5,436	13,623
Less net income attributable to non-controlling interests, net of tax	155	271	652	719
Comprehensive income attributable to Oppenheimer Holdings Inc.	$2,862	$5,893	$4,784	$12,904

(1)	Other comprehensive income is attributable to Oppenheimer Holdings Inc. No other comprehensive income is attributable to non-controlling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2014	2013
Share capital
Balance at beginning of period	$60,198	$62,181
Issuance of Class A non-voting common stock	2,199	1,577
Repurchase of Class A non-voting common stock for cancellation	—	(2,314)
Balance at end of period	62,397	61,444
Contributed capital
Balance at beginning of period	42,407	39,231
Tax benefit from share-based awards	1,275	(92)
Share-based expense	4,445	3,863
Vested employee share plan awards	(4,177)	(1,891)
Balance at end of period	43,950	41,111
Retained earnings
Balance at beginning of period	418,204	399,121
Net income for the period attributable to Oppenheimer Holdings Inc.	6,140	11,748
Dividends paid ($0.33 per share)	(4,483)	(4,494)
Balance at end of period	419,861	406,375
Accumulated other comprehensive income
Balance at beginning of period	1,709	207
Currency translation adjustment	(1,356)	1,156
Balance at end of period	353	1,363
Total Oppenheimer Holdings Inc. stockholders’ equity	526,561	510,293
Non-controlling interest
Balance at beginning of period	5,353	4,261
Net income attributable to non-controlling interest, net of tax	652	719
Balance at end of period	6,005	4,980
Total stockholders’ equity	$532,566	$515,273
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2014	2013
Cash flows from operating activities
Net income for the period	$6,792	$12,467
Adjustments to reconcile net income to net cash provided by operating activities
Payment of taxes due for share-based awards	(2,074)	—
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	5,787	7,434
Deferred income taxes	6,423	13,862
Amortization of notes receivable	12,393	14,086
Amortization of debt issuance costs	408	479
Write-off of debt issuance costs	588	—
Amortization of mortgage servicing rights	2,025	1,120
Provision for credit losses	28	178
Share-based compensation	3,682	3,966
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	17,217	(3,569)
Deposits with clearing organizations	(7,932)	900
Receivable from brokers, dealers and clearing organizations	(16,070)	84,192
Receivable from customers	(14,292)	(55,670)
Income tax receivable	(1,239)	(5,701)
Securities purchased under agreements to resell	(65,175)	—
Securities owned	49,316	(322,727)
Notes receivable	(9,315)	(9,875)
Loans held for sale	55,894	(42,883)
Mortgage servicing rights less amortization	(2,642)	(2,258)
Other assets	31,644	(14,407)
Increase (decrease) in operating liabilities:
Drafts payable	(23,882)	(20,421)
Payable to brokers, dealers and clearing organizations	(18,365)	61,725
Payable to customers	62,799	(1,467)
Securities sold under agreements to repurchase	(69,181)	238,462
Securities sold, but not yet purchased	51,948	69,615
Accrued compensation	(40,574)	(17,340)
Accounts payable and other liabilities	(22,466)	10,780
Cash provided by operating activities	13,737	22,948
Cash flows from investing activities
Purchase of office facilities	(3,366)	(12,642)
Cash used in investing activities	(3,366)	(12,642)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,483)	(4,494)
Issuance of Class A non-voting common stock	185	85
Repurchase of Class A non-voting common stock for cancellation	—	(2,314)
Tax benefit (deficiency) from share-based awards	1,275	(92)
Redemption of senior secured notes	(45,000)	—
Increase (decrease) in bank call loans, net	17,300	(33,500)
Cash used in financing activities	(30,723)	(40,315)
Net decrease in cash and cash equivalents	(20,352)	(30,009)
Cash and cash equivalents, beginning of period	98,294	135,366
Cash and cash equivalents, end of period	$77,942	$105,357
Schedule of non-cash financing activities
Employee share plan issuance	$2,014	$1,492
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,400	$14,993
Cash paid during the period for income taxes, net of refunds	$4,103	$4,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.        Organization and basis of presentation

Organization

Oppenheimer Holdings Inc. (“OPY”) is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the “Company”). The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities and investment advisor under the Investment Advisors Act of 1940, Oppenheimer Asset Management Inc. (“OAM”) and its wholly owned subsidiary, Oppenheimer Investment Management Inc. (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company of Delaware (“Oppenheimer Trust”), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission.

Oppenheimer provides its services from 94 offices in 25 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which also operates the BUY and HOLD division, offering on-line discount brokerage and dollar-based investing services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The accompanying December 31, 2013 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of September 30, 2014, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the condensed consolidated balance sheet was $6.0 million.

2.        New accounting pronouncements

Recently Adopted

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-08 “Financial Services – Investment Companies, Amendments to the Scope, Measurement and Disclosure Requirement.” The ASU clarifies the characteristics of an investment company by amending the measurement criteria for certain interests in other investment companies. Additionally, the ASU introduces new disclosure requirements. The ASU became effective for the Company prospectively beginning January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU provides guidance that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward. The ASU became effective for the Company prospectively beginning January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its financial condition, results of operations and cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertanities About an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management of an entity to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and also provide disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2016 and early adoption is permitted. The Company will evaluate the impact on its disclosure.

3.        Earnings per share

Basic earnings per share is computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock (“Class A Stock”) and Class B voting common stock (“Class B Stock”) outstanding. The number of shares included in the Company's diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and restricted stock awards of Class A Stock using the treasury stock method.

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	13,630,368	13,604,276	13,595,458	13,606,527
Net dilutive effect of share-based awards, treasury method (1)	667,074	567,526	621,789	503,604
Diluted weighted average number of shares outstanding	14,297,442	14,171,802	14,217,247	14,110,131
Net income for the period	$4,625	$5,508	$6,792	$12,467
Net income attributable to non-controlling interest, net of tax	155	271	652	719
Net income attributable to Oppenheimer Holdings Inc.	$4,470	$5,237	$6,140	$11,748
Basic earnings per share	$0.33	$0.38	$0.45	$0.86
Diluted earnings per share	$0.31	$0.37	$0.43	$0.83

(1)
For both the three and nine months ended September 30, 2014, the diluted earnings per share computation does not include the anti-dilutive effect of 58,008 shares of Class A Stock granted under share-based compensation arrangements (57,573 shares of Class A Stock granted under share-based compensation arrangements for the three and nine months ended September 30, 2013).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2014	December 31, 2013
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$267,643	$274,127
Receivable from brokers	52,616	23,384
Securities failed to deliver	24,476	9,628
Clearing organizations	21,705	26,446
Omnibus accounts	—	18,086
Other	14,503	13,202
Total	$380,943	$364,873
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$164,095	$211,621
Securities failed to receive	32,297	5,346
Clearing organizations and other	8,558	6,348
Total	$204,950	$223,315

5.        Financial instruments

Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.

Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of September 30, 2014		As of December 31, 2013
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$522,010	$67,496	$596,114	$11,889
Corporate debt and other obligations	19,922	3,010	14,673	4,847
Mortgage and other asset-backed securities	4,792	—	3,395	7
Municipal obligations	62,250	55	40,166	72
Convertible bonds	58,795	8,229	53,719	13,922
Corporate equities	49,012	49,457	61,634	45,336
Money markets	2,668	15	1,263	241
Auction rate securities	87,323	—	85,124	—
Total	$806,772	$128,262	$856,088	$76,314

Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2014 are corporate equities with estimated fair values of approximately $15.4 million ($15.3 million at December 31, 2013), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

Valuation Techniques

A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:

U.S. Government Obligations

U.S. Treasury securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers and, accordingly, are categorized in Level 1 of the fair value hierarchy.

U.S. Agency Obligations

U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities are model driven with respect to spreads of the comparable To-be-announced (“TBA”) security. Actively traded non-callable agency-issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities and mortgage pass-through securities are generally categorized in Level 2 of the fair value hierarchy.

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

Interest Rate Lock Commitments

OMHHF records an interest rate lock commitment upon the commitment to originate a loan with a borrower. This commitment, which can be an asset or a liability, is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan. The interest rate lock commitments are valued using a discounted cash flow model developed based on U.S. Treasury rate changes and other observable market data. The fair value is determined after considering the potential impact of collateralization, and the Company categorizes these commitments within Level 3 of the fair value hierarchy.

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

Auction Rate Securities ("ARS")

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2014, the Company purchased and holds (net of redemptions) approximately $94.8 million in ARS from its clients. In addition, the Company is committed to purchase another $13.1 million in ARS from clients through 2016 under legal settlements and awards.

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

Additional information regarding the valuation technique and inputs for level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2014
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$74,400	$4,392	$70,008	Discounted Cash Flow	Discount Rate (2)	1.54% to 2.1%	1.82%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.09% to 0.46%	0.28%
Municipal Auction Rate Securities	10,400	1,118	9,282	Discounted Cash Flow	Discount Rate (4)	2.76%	2.76%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.19%	0.19%
	5,975	624	5,351	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	89.60% of par	89.60% of par
Student Loan Auction Rate Securities	400	60	340	Discounted Cash Flow	Discount Rate (5)	3.40%	3.40%
					Duration	7.0 years	7.0 years
					Current Yield (3)	0.98%	0.98%
Other (7)	3,625	1,283	2,342	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	64.60% of par	64.60% of par
	$94,800	$7,477	$87,323
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$7,582	$424	$7,158	Discounted Cash Flow	Discount Rate (2)	1.54% to 2.1%	1.82%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.09% to 0.46%	0.28%
Municipal Auction Rate Securities	4,952	533	4,419	Discounted Cash Flow	Discount Rate (4)	2.76%	2.76%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.19%	0.19%
Student Loan Auction Rate Securities	538	80	458	Discounted Cash Flow	Discount Rate (5)	3.40%	3.40%
					Duration	7.0 years	7.0 years
					Current Yield (3)	0.98%	0.98%
	$13,072	$1,037	$12,035
Total	$107,872	$8,514	$99,358

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet as well as principal transactions revenue in the statements of income at September 30, 2014.

(2)Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.40%.
(3)Based on current auctions in comparable securities that have not failed.
(4)Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.58%.
(5)Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.20%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2014.

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

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at September 30, 2014 would result in a decrease in the fair value of $910,000 does not consider a corresponding reduction in duration as discussed above.

•
The impact of a 50 basis point increase in the discount rate at September 30, 2014 would result in a decrease in the fair value of $1.8 million does not consider a corresponding reduction in duration as discussed above.

These sensitivities are hypothetical and are based on scenarios where they are “stressed” and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.

Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2014, the Company had a valuation adjustment (unrealized loss) of $7.5 million for ARS owned which is included in principal transactions on the condensed consolidated statement of income. As of September 30, 2014, the Company also had a valuation adjustment of $1.0 million on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other revenue on the condensed consolidated statement of income. The total valuation adjustment was $8.5 million as of September 30, 2014. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

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

The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2014:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds(1)	$1,540	$—	Quarterly - Annually	30 - 120 Days
Private equity funds(2)	6,178	1,996	N/A	N/A
	$7,718	$1,996

(1)
Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies. Each hedge fund has various restrictions regarding redemption; no investment is locked-up for a period greater than one year.

(2)
Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature of these funds, investors are not permitted to make withdrawals without consent of the general partner. The lock-up period of the private equity fund is expected to be 10 years.

Derivative Contracts

From time to time, the Company transacts in exchange-traded and over-the-counter derivative transactions to manage its interest rate risk. Exchange-traded derivatives, namely U.S. Treasury futures, Federal funds futures and Eurodollar futures, are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy. Over-the-counter derivatives are valued using a discounted cash flow model and the Black-Scholes model, respectively, using observable interest rate inputs and are categorized in Level 2 of the fair value hierarchy.

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

Valuation Process

The Finance & Accounting (“F&A”) group is responsible for the Company’s fair value policies, processes and procedures. F&A is independent from the business units and trading desks and is headed by the Company’s Chief Financial Officer ("CFO"), who has final authority over the valuation of the Company’s financial instruments. The Finance Control Group (“FCG”) within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures.

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

For financial instruments categorized in Level 3 of the fair value hierarchy measured on a non-recurring basis, primarily for MSRs, the OMHHF Valuation Committee, which is comprised of the OMHHF President & Chief Executive Officer, OMHHF CFO, OMHHF Chief Operating Officer, and OMHHF Asset Manager, is responsible for the MSR model and resulting fair valuations. The OMHHF Valuation Committee performs its review of the model and assumptions and its impairment analysis on a quarterly basis. On an annual basis, the Company utilizes an external valuation consultant to validate that the internal MSR model is functioning appropriately. The OMHHF Valuation Committee compares assumptions used for unobservable inputs, such as for discount rates, estimated life, and costs of servicing, to that used by the external valuation consultant for reasonableness. The model output and resulting valuation multiples are reviewed for reasonableness and consistency. Where available, comparisons are performed to recent MSR sales in the secondary market. The Company’s management reviews the results of both the quarterly reviews and annual impairment analysis.

Assets and Liabilities Measured at Fair Value

The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014

(Expressed in thousands)
	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$33,364	$—	$—	$33,364
Deposits with clearing organizations	16,595	—	—	16,595
Securities owned:
U.S. Treasury securities	503,509	—	—	503,509
U.S. Agency securities	—	15,067	—	15,067
Sovereign obligations	—	3,434	—	3,434
Corporate debt and other obligations	—	19,922	—	19,922
Mortgage and other asset-backed securities	—	4,792	—	4,792
Municipal obligations	—	62,121	129	62,250
Convertible bonds	—	58,795	—	58,795
Corporate equities	49,012	—	—	49,012
Money markets	2,668	—	—	2,668
Auction rate securities	—	—	87,323	87,323
Securities owned, at fair value	555,189	164,131	87,452	806,772
Investments (1)	98	49,597	8,423	58,118
Loans held for sale	—	20,095	—	20,095
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	1,774	—	1,774
Interest rate lock commitments	—	—	5,511	5,511
Derivative contracts, total	—	1,774	5,511	7,285
Total	$605,246	$485,597	$101,386	$1,192,229
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$67,472	$—	$—	$67,472
U.S. Agency securities	—	24	—	24
Corporate debt and other obligations	—	3,010	—	3,010
Municipal obligations	—	55	—	55
Convertible bonds	—	8,229	—	8,229
Corporate equities	49,457	—	—	49,457
Money markets	15	—	—	15
Securities sold, but not yet purchased at fair value	116,944	11,318	—	128,262
Derivative contracts:
U.S. treasury futures	87	—	—	87
Federal funds futures	135	—		135
Eurodollars futures	60	—	—	60
General collateral futures	2	—	—	2
TBAs	—	33	—	33
Interest rate lock commitments	—	—	3,188	3,188
ARS purchase commitments	—	—	1,037	1,037
Derivative contracts, total	284	33	4,225	4,542
Total	$117,228	$11,351	$4,225	$132,804

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,268	$—	$—	$60,268
Securities segregated for regulatory and other purposes	11,495	—	—	11,495
Deposits with clearing organizations	10,492	—	—	10,492
Securities owned:
U.S. Treasury securities	566,346	—	—	566,346
U.S. Agency securities	—	29,448	—	29,448
Sovereign obligations	—	320	—	320
Corporate debt and other obligations	—	14,673	—	14,673
Mortgage and other asset-backed securities	—	3,395	—	3,395
Municipal obligations	—	39,930	236	40,166
Convertible bonds	—	53,719	—	53,719
Corporate equities	61,634	—	—	61,634
Money markets	1,263	—	—	1,263
Auction rate securities	—	—	85,124	85,124
Securities owned, at fair value	629,243	141,485	85,360	856,088
Investments (1)	10,775	47,726	5,946	64,447
Loans held for sale	—	75,989	—	75,989
Securities purchased under agreements to resell (2)	—	184,000	—	184,000
Derivative contracts:
TBAs	—	2,155	—	2,155
Interest rate lock commitments	—	—	2,375	2,375
Derivative contracts, total	—	2,155	2,375	4,530
Total	$722,273	$451,355	$93,681	$1,267,309
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$11,837	$—	$—	$11,837
U.S. Agency securities	—	52	—	52
Corporate debt and other obligations	—	4,847	—	4,847
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	72	—	72
Convertible bonds	—	13,922	—	13,922
Corporate equities	45,336	—	—	45,336
Money markets	241	—	—	241
Securities sold, but not yet purchased at fair value	57,414	18,900	—	76,314
Investments	648	—	—	648
Derivative contracts:
U.S. treasury futures	186	—	—	186
Federal funds futures	18	—	—	18
Eurodollars futures	44	—	—	44
TBAs	—	73	—	73
Interest rate lock commitments	—	—	3,653	3,653
ARS purchase commitments	—	—	2,600	2,600
Derivative contracts, total	248	73	6,253	6,574
Total	$58,310	$18,973	$6,253	$83,536

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 financial assets and liabilities in the three months ended September 30, 2014.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements	In (Out)	Balance
Assets
Municipals	$52	$77	$—	$—	$—	$129
Auction rate securities (1)(8)	92,548	(645)	2,375	(6,955)	—	87,323
Interest rate lock commitments (2)	10,528	(5,017)	—	—	—	5,511
Investments (3)	8,779	(254)	180	(282)	—	8,423
Liabilities
Interest rate lock commitments (2)	3,833	645	—	—	—	3,188
ARS purchase commitments (4)	1,514	477	—	—	—	1,037

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment assets and liabilities are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$67	$—	$—	$(8)	$(59)	$—
Municipals	236	—	—	—	—	236
Auction rate securities (2)(8)	78,076	(245)	2,750	(150)	—	80,431
Investments (3)	12,974	(413)	1,000	(7,435)	—	6,126
Liabilities
ARS purchase commitments (4)	2,329	(83)	—	—	—	2,412

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(5)	Included in principal transactions on the condensed consolidated statement of income, except for investments which are included in other income on the condensed consolidated statement of income.

(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements	In (Out)	Balance
Assets
Municipals	$236	$(107)	$—	$—	$—	$129
Auction rate securities (1)(8)	85,124	(971)	16,550	(13,380)	—	87,323
Interest rate lock commitments (2)	2,375	3,136	—	—	—	5,511
Investments (3)	5,946	(341)	4,444	(1,006)	(620)	8,423
Liabilities
Interest rate lock commitments (2)	3,653	465	—	—	—	3,188
ARS purchase commitments (4)	2,600	1,563	—	—	—	1,037

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitments assets and liabilities are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2013
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances (7)	Settlements	In (Out)	Balance
Assets
Mortgage and other asset-backed securities (1)	$40	$—	$—	$(8)	$(32)	$—
Municipals	239	(3)	—	—	—	236
Auction rate securities (2)(8)	72,118	(437)	13,175	(4,425)	—	80,431
Investments (3)	12,954	210	1,000	(8,038)	—	6,126
Liabilities
Auction rate securities (2)	100	—	100	—	—	—
ARS purchase commitments (4)	2,647	235	—	—	—	2,412

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(3)	Primarily represents general partner ownership interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(5)	Included in principal transactions on the condensed consolidated statement of income, except for investments which are included in other income on the condensed consolidated statement of income.

(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

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

Assets and liabilities not measured at fair value on a recurring basis as of September 30, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of September 30, 2014		As of September 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$44,578	$44,578	$44,578	$—	$—	$44,578
Cash segregated for regulatory and other purposes	19,106	19,106	19,106	—	—	19,106
Deposits with clearing organization	15,016	15,016	15,016	—	—	15,016
Receivable from brokers, dealers and clearing organizations
Securities borrowed	267,643	267,643	—	267,643	—	267,643
Receivables from brokers	52,616	52,616	—	52,616	—	52,616
Securities failed to deliver	24,476	24,476	—	24,476	—	24,476
Clearing organizations	21,705	21,705	—	21,705	—	21,705
Other	14,503	14,503	—	14,503	—	14,503
	380,943	380,943	—	380,943	—	380,943
Receivable from customers	883,133	883,133	—	883,133	—	883,133
Mortgage servicing rights (“MSRs”)	29,496	41,768	—	—	41,768	41,768
Escrow deposit (1)	25,014	25,014	25,014	—	—	25,014

(1)
Included in other assets on the condensed consolidated balance sheet. Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the condensed consolidated balance sheet (see note 3 below).

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of September 30, 2014		As of September 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$24,316	$24,316	$24,316	$—	$—	$24,316
Bank call loans	135,500	135,500	135,500	—	—	135,500
Payables to brokers, dealers and clearing organizations
Securities loaned	164,095	164,095	—	164,095	—	164,095
Securities failed to receive	32,297	32,297	—	32,297	—	32,297
Clearing organizations and other	8,558	8,558	—	8,558	—	8,558
	204,950	204,950	—	204,950	—	204,950
Payables to customers	689,363	689,363	—	689,363	—	689,363
Securities sold under agreements to repurchase	688,310	688,310	—	688,310	—	688,310
Accounts payable and other liabilities
Warehouse payable (2)	17,540	17,540	—	17,540	—	17,540
Payable to third party (3)	25,014	25,014	25,014	—	—	25,014
Senior secured notes	150,000	158,063	—	158,063	—	158,063

(2)
Warehouse payable represents loans outstanding under a warehouse facility provided by a commercial bank but prior to GNMA securitization. The borrowing rate on the warehouse facility is based upon a variable interest rate of 1 month LIBOR plus a spread. The carrying amounts approximate fair value because of the short maturity of these instruments. This warehouse facility is used to fund loans held for sale on the condensed consolidated balance sheet.

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

(2)
Warehouse payable represents loans outstanding under a warehouse facility provided by a commercial bank but prior to GNMA securitization. The borrowing rate on the warehouse facility is based upon a variable interest rate of 1 month LIBOR plus a spread. The carrying amounts approximate fair value because of the short maturity of these instruments. This warehouse facility is used to fund loans held for sale on the condensed consolidated balance sheet.

(3)	Corresponds with escrow deposit in other assets on the consolidated balance sheet (see note 1 above).

Fair Value Option

The Company has the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company may make a fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2014 or December 31, 2013.

The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At September 30, 2014, the Company did not carry any loans held for sale for a period longer than 90 days. At September 30, 2014, the book value and fair value of loans held for sale was $20.0 million and $20.1 million, respectively.

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

Cash flow hedges used for asset and liability management

For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2014, there were no derivative instruments that were designated and qualified as a cash flow hedge.

Foreign exchange hedges

From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekels. Such hedges have not been designated as accounting hedges.

Derivatives used for trading and investment purposes

Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company uses including U.S. Treasury notes, Federal funds, General collateral futures and Eurodollar contracts are used primarily as an economic hedge of interest rate risk associated with government trading activities.

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

The notional amounts and fair values of the Company’s derivatives at September 30, 2014 and December 31, 2013 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at September 30, 2014
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$86,631	$63
	TBA sale contracts	213,371	1,711
	Interest rate lock commitments	139,947	5,511
		$439,949	$7,285
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. Treasury futures	$72,000	$87
	Federal funds futures	3,950,000	135
	Eurodollars futures	300,000	60
	General collateral futures	225,000	2
Other contracts	TBAs	81,973	33
	Interest rate lock commitments	51,106	3,188
	Forward start repurchase agreements	181,000	—
	ARS purchase commitments (3)	13,072	1,037
		$4,874,151	$4,542

(1)
See “Derivative Instruments and Hedging Activities” above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(3)	Included in accounts payable and other liabilities on the condensed consolidated balance sheet.

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2013
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$25,262	$134
	TBA sale contracts	266,415	2,021
	Interest rate lock commitments	115,569	2,375
		$407,246	$4,530
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. Treasury futures	$60,000	$186
	Federal funds futures	6,155,000	18
	Eurodollars futures	347,000	44
Other contracts	TBAs	14,547	73
	Interest rate lock commitments	76,604	3,653
	Forward start repurchase agreements	506,000	—
	ARS purchase commitments (3)	29,056	2,600
		$7,188,207	$6,574

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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the three months ended September 30, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended September 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transactions revenue	$20
	Federal funds futures	Principal transactions revenue	(119)
	Eurodollars futures	Principal transactions revenue	(4)
	General collateral futures	Principal transactions revenue	(2)
Other contracts	TBAs	Principal transactions revenue	156
	TBAs sale contracts	Other	3,461
	Interest rate lock commitments	Other	(4,372)
	ARS purchase commitments	Principal transactions revenue	477
			$(383)

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended September 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transactions revenue	$(356)
	Federal funds futures	Principal transactions revenue	(235)
	Eurodollars futures	Principal transactions revenue	(36)
Other contracts	TBAs	Principal transactions revenue	(243)
	TBA sale contracts	Other	(6,518)
	ARS purchase commitments	Principal transactions revenue	(83)
			$(7,471)

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the nine months ended September 30, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Nine Months Ended September 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transactions revenue	$(1,040)
	Federal funds futures	Principal transactions revenue	(272)
	Eurodollars futures	Principal transactions revenue	(120)
	General Collateral Futures	Principal transactions revenue	(2)
Other contracts	TBAs	Principal transactions revenue	132
	TBAs sale contracts	Other	(310)
	Interest rate lock commitments	Other	3,601
	ARS purchase commitments	Principal transactions revenue	1,563
			$3,552

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Nine Months Ended September 30, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. Treasury futures	Principal transactions revenue	$446
	Federal funds futures	Principal transactions revenue	(287)
	Eurodollars futures	Principal transactions revenue	35
Other contracts	TBAs	Principal transactions revenue	12
	TBA sale contracts	Other	(5,926)
	ARS purchase commitments	Principal transactions revenue	235
			$(5,485)

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2014, bank call loans were $135.5 million ($118.2 million at December 31, 2013).

At September 30, 2014, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $125.3 million and $148.9 million, respectively, with commercial banks. At September 30, 2014, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $134.2 million under securities loan agreements.

At September 30, 2014, the Company had deposited $360.6 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.

At September 30, 2014, the Company had no outstanding letters of credit.

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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2014 and December 31, 2013:

As of September 30, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$349,680	$(99,680)	$250,000	$(250,000)	$—	$—
Securities borrowed (1)	267,643	—	267,643	(258,001)	—	9,642
Total	$617,323	$(99,680)	$517,643	$(508,001)	$—	$9,642

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$787,990	$(99,680)	$688,310	$(686,659)	$—	$1,651
Securities loaned (2)	164,095	—	164,095	(157,859)	—	6,236
Total	$952,085	$(99,680)	$852,405	$(844,518)	$—	$7,887

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2013
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$389,439	$(204,614)	$184,825	$(183,305)	$—	$1,520
Securities borrowed (1)	274,127	—	274,127	(265,936)	—	8,191
Total	$663,566	$(204,614)	$458,952	$(449,241)	$—	$9,711

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$962,105	$(204,614)	$757,491	$(753,003)	$—	$4,488
Securities loaned (2)	211,621	—	211,621	(204,971)	—	6,650
Total	$1,173,726	$(204,614)	$969,112	$(957,974)	$—	$11,138

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements was $250 million and $nil, respectively.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2014, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $259.2 million ($265.3 million at December 31, 2013) and $349.5 million ($385.5 million at December 31, 2013), respectively, of which the Company has sold and re-pledged approximately $21.9 million ($11.0 million at December 31, 2013) under securities loaned transactions and $349.5 million under repurchase agreements ($385.5 million at December 31, 2013).

The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $498.9 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2014 ($586.6 million at December 31, 2013). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $127.9 million at September 30, 2014 ($126.8 million at December 31, 2013).

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

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2014 are receivables from three major U.S. broker-dealers totaling approximately $135.7 million.

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

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2014, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2014 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and its non-U.S. international equities business carried on by Oppenheimer through BNP Securities Corp. The clearing corporations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2014, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At September 30, 2014, OMHHF had $17.5 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and nine months ended September 30, 2014 was $181,000 and $400,000, respectively ($183,000 and $616,000, respectively, for the three and nine months ended September 30, 2013). The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

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

The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at September 30, 2014 and December 31, 2013:

(Expressed in thousands)
	September 30, 2014
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,870,079	$3,788	$—	$—	$3,788
Private equity funds	76,900	31	—	2	33
Total	$1,946,979	$3,819	$—	$2	$3,821

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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

Loan Origination Fees

OMHHF receives origination fees and incurs other direct origination costs when it originates mortgage loans. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties.
In accordance with HUD guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $2.6 million and $4.5 million for the three and nine months ended September 30, 2014, respectively ($2.8 million and $13.5 million for the three and nine months ended September 30, 2013, respectively).

Funding Commitments

OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial instruments, for more information.

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

Escrows Held in Trust

Custodial escrow accounts relating to loans serviced by OMHHF totaled $286.5 million at September 30, 2014 ($251.4 million at December 31, 2013). These amounts are not included on the condensed consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at September 30, 2014 was approximately $167.7 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.

The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows:

(Expressed in thousands)
	As of September 30, 2014	As of December 31, 2013
Unpaid principal balance of loans	$4,044,961	$3,885,437

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

The fair value of the servicing rights on the loan portfolio was $41.8 million and $40.1 million at September 30, 2014 and December 31, 2013, respectively (carrying value of $29.5 million and $28.9 million at September 30, 2014 and December 31, 2013, respectively). The following table summarizes the changes in carrying value of MSRs for the nine months ended September 30, 2014 and 2013:

(Expressed in thousands)
	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$28,879	$26,983
Originations (1)	4,252	5,668
Purchases	144	1,108
Disposals (1)	(1,754)	(4,518)
Amortization expense	(2,025)	(1,120)
Balance at end of period	$29,496	$28,121

(1)	Includes refinancings.

Servicing rights are amortized using the straight-line method over 10 years. Future amortization expense is expected to be as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2014	$704	$319	$1,023
2015	2,815	1,275	4,090
2016	2,808	1,275	4,083
2017	2,802	1,268	4,070
2018	2,775	1,255	4,030
Thereafter	9,071	3,129	12,200
	$20,975	$8,521	$29,496

The Company receives fees during the course of servicing the mortgage loans. The fees for the three and nine months ended September 30, 2014 and 2013 were as follows:

(Expressed in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Servicing fees	$1,402	$1,287	$4,122	$3,739
Late fees	6	19	11	94
Ancillary fees	80	170	248	291
Total MSR fees	$1,488	$1,476	$4,381	$4,124

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At September 30, 2014	At December 31, 2013
Senior Secured Notes	4/15/2018	$150,000	$195,000

On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. Proceeds from the private placement were used to retire the Senior Secured Credit Note due 2013 ($22.4 million) and the Subordinated Note due 2014 ($100.0 million) and for other general corporate purposes. The private placement resulted in the fixing of the interest rate over the term of the Notes compared to the variable rate debt that was retired and an extension of the debt maturity dates as described above. The Notes were non-callable until April 2014. The cost to issue the Notes was approximately $4.6 million which was capitalized in the second quarter of 2011 and is amortized over the period of the Notes. At September 30, 2014, the remaining unamortized debt issuance costs were $1.7 million.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2014, the Company was in compliance with all of its covenants.

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

Interest expense for the three and nine months ended September 30, 2014 on the Notes was $3.3 million and $11.0 million, respectively ($4.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2013).

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

The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Class A Stock outstanding, beginning of period	13,519,126	13,496,783	13,377,967	13,508,318
Issued pursuant to shared-based compensation plans	11,562	65,227	152,721	65,227
Repurchased and canceled pursuant to the stock buy-back	—	(119,251)	—	(130,786)
Class A Stock outstanding, end of period	13,530,688	13,442,759	13,530,688	13,442,759

Stock buy-back

On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the SEC and the terms of its outstanding long-term debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be cancelled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

In the nine months ended September 30, 2014, the Company did not buy back any stock under this program. As of September 30, 2014, 352,823 shares were available to be purchased under this program.

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

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or, range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company’s condensed consolidated financial statements as a whole.

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $33 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2014, the Company purchased and holds (net of redemptions) approximately $94.8 million in ARS from its clients. In addition, the Company is committed to purchase another $13.1 million in ARS from clients through 2016 under legal settlements and awards.

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

As of September 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks continued to hold approximately $106.1 million of principal value of ARS as of September 30, 2014. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.

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

The Company believes that the SEC may file one or more enforcement actions against Oppenheimer as well as certain members of management in connection with the investigations described in the two immediately preceding paragraphs.

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

The Company continues to cooperate with and has had discussions about a potential resolution of these matters with the SEC and FinCEN. However, there can be no assurance that these discussions will lead to a resolution of any or all of these matters and, as noted above, the SEC and FinCEN could file one or more enforcement actions against the Company. The filing of one or more enforcement actions could have a material adverse effect on our financial condition and results of operations and could cause significant reputational harm to us which, in turn, could materially adversely impact our business prospects.

The Company recorded a $19.7 million charge against earnings related to the aforementioned matters during the six-month period ended June 30, 2014. As of September 30, 2014, the Company believes, subject to the paragraph immediately above, it is fully reserved against potential liability arising out of the SEC and FinCEN matters.

12.        Regulatory requirements

The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2014, the net capital of Oppenheimer as calculated under the Rule was $157.9 million or 11.8% of Oppenheimer’s aggregate debit items. This was $131.2 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At September 30, 2014, Freedom had net capital of $4.8 million, which was $4.5 million in excess of the $250,000 required to be maintained at that date.

The Company has computed a reserve requirement for the proprietary accounts of brokers as of September 30, 2014. The Company had no deposit requirements as of September 30, 2014.

At September 30, 2014, Freedom had $18.3 million in cash segregated under Federal and other regulations.

New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At September 30, 2014, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 8.93% (required 4.5%);

•	Tier 1 Capital ratio 8.93% (required 6.0%); and

•	Total Capital ratio 10.38% (required 8.0%).

At September 30, 2014, the regulatory capital of Oppenheimer Investments Asia Limited was $3.1 million, which was $2.7 million in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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

The table below presents information about the reported revenue and net income before taxes of the Company for the three and nine months ended September 30, 2014 and 2013. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Private client *	$142,606	$144,316	$435,770	$430,963
Asset management *	24,801	21,488	74,443	64,450
Capital markets	71,226	68,460	221,324	201,495
Commercial mortgage banking	6,349	9,314	18,179	26,857
Corporate/Other	(303)	(202)	(180)	2,587
Total	$244,679	$243,376	$749,536	$726,352
Income (loss) before income taxes
Private client *	$18,898	$15,088	$36,766	$48,113
Asset management *	8,264	6,387	24,300	20,332
Capital markets	5,699	4,301	23,965	8,806
Commercial mortgage banking	1,815	2,823	7,269	7,977
Corporate/Other	(23,780)	(20,436)	(76,159)	(64,678)
Total	$10,896	$8,163	$16,141	$20,550

*    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2014 and 2013, was as follows:

(Expressed in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$233,846	$231,777	$710,198	$693,251
Europe/Middle East	9,106	9,210	32,983	26,930
Asia	1,256	1,309	5,024	2,843
South America	471	1,080	1,331	3,328
Total	$244,679	$243,376	$749,536	$726,352

15.        Subsequent events

On October 31, 2014, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 28, 2014 to holders of Class A Stock and Class B Stock of record on November 14, 2014.

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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,162	$5,123	$71,657	$—	$77,942
Cash and securities segregated for regulatory and other purposes	—	—	19,106	—	19,106
Deposits with clearing organizations	—	—	31,611	—	31,611
Receivable from brokers, dealers and clearing organizations	—	—	380,943	—	380,943
Receivable from customers, net of allowance for credit losses of $2,451	—	—	883,133	—	883,133
Income tax receivable	26,600	27,371	(693)	(45,477)	7,801
Securities purchased under agreements to resell	—	—	250,000	—	250,000
Securities owned, including amounts pledged of $498,928, at fair value	—	5,694	801,078	—	806,772
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	37,673	—	37,673
Office facilities, net	—	20,310	10,208	—	30,518
Deferred tax assets, net	21	309	26,102	(26,432)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	20,095	—	20,095
Mortgage servicing rights	—	—	29,496	—	29,496
Other assets	1,839	27,077	102,148	—	131,064
Investment in subsidiaries	561,539	881,012	(179,607)	(1,262,944)	—
Intercompany receivables	93,926	(19,048)	(12,175)	(62,703)	—
Total assets	$685,087	$1,060,406	$2,640,364	$(1,510,114)	$2,875,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$24,316	$—	$24,316
Bank call loans	—	—	135,500	—	135,500
Payable to brokers, dealers and clearing organizations	—	—	204,950	—	204,950
Payable to customers	—	—	689,363	—	689,363
Securities sold under agreements to repurchase	—	—	688,310	—	688,310
Securities sold, but not yet purchased, at fair value	—	—	128,262	—	128,262
Accrued compensation	—	—	138,782	—	138,782
Accounts payable and other liabilities	6,086	58,392	105,697	—	170,175
Income tax payable	2,440	22,189	20,848	(45,477)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	12	39,939	(26,432)	13,519
Intercompany payables	—	62,703	—	(62,703)	—
Total liabilities	158,526	143,296	2,288,525	(247,170)	2,343,177
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	526,561	917,110	345,834	(1,262,944)	526,561
Non-controlling interest	—	—	6,005	—	6,005
Total stockholders’ equity	526,561	917,110	351,839	(1,262,944)	532,566
Total liabilities and stockholders’ equity	$685,087	$1,060,406	$2,640,364	$(1,510,114)	$2,875,743

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$448	$30,901	$66,945	$—	$98,294
Cash and securities segregated for regulatory and other purposes	—	—	36,323	—	36,323
Deposits with clearing organizations	—	—	23,679	—	23,679
Receivable from brokers, dealers and clearing organizations	—	—	364,873	—	364,873
Receivable from customers, net of allowance for credit losses of $2,423	—	—	868,869	—	868,869
Income tax receivable	19,494	27,589	(817)	(39,704)	6,562
Securities purchased under agreements to resell	—	—	184,825	—	184,825
Securities owned, including amounts pledged of $586,625, at fair value	—	2,225	853,863	—	856,088
Subordinated loan receivable	—	112,558	—	(112,558)	—
Notes receivable, net	—	—	40,751	—	40,751
Office facilities, net	—	21,250	11,689	—	32,939
Deferred tax assets, net	678	309	29,496	(30,483)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Loans held for sale	—	—	75,989	—	75,989
Mortgage servicing rights	—	—	28,879	—	28,879
Other assets	2,797	27,113	135,150	—	165,060
Investment in subsidiaries	546,755	910,230	(182,625)	(1,274,360)	—
Intercompany receivables	153,528	(68,920)	(20,107)	(64,501)	—
Total assets	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,198	$—	$48,198
Bank call loans	—	—	118,200	—	118,200
Payable to brokers, dealers and clearing organizations	—	—	223,315	—	223,315
Payable to customers	—	—	626,564	—	626,564
Securities sold under agreements to repurchase	—	—	757,491	—	757,491
Securities sold, but not yet purchased, at fair value	—	—	76,314	—	76,314
Accrued compensation	—	—	180,119	—	180,119
Accounts payable and other liabilities	3,742	59,289	129,609	(88)	192,552
Income tax payable	2,440	22,189	15,075	(39,704)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net	—	—	37,579	(30,483)	7,096
Intercompany payables	—	64,501	—	(64,501)	—
Total liabilities	201,182	145,979	2,325,022	(247,334)	2,424,849
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	522,518	917,276	356,996	(1,274,272)	522,518
Non-controlling interest	—	—	5,353	—	5,353
Total stockholders’ equity	522,518	917,276	362,349	(1,274,272)	527,871
Total liabilities and stockholders’ equity	$723,700	$1,063,255	$2,687,371	$(1,521,606)	$2,952,720

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$110,862	$—	$110,862
Advisory fees	—	—	71,278	(321)	70,957
Investment banking	—	—	33,841	—	33,841
Interest	—	2,580	12,434	(2,565)	12,449
Principal transactions, net	—	(161)	4,433	—	4,272
Other	—	85	12,279	(66)	12,298
Total revenue	—	2,504	245,127	(2,952)	244,679
EXPENSES
Compensation and related expenses	207	—	161,127	—	161,334
Communications and technology	37	—	15,954	—	15,991
Occupancy and equipment costs	—	—	15,867	(66)	15,801
Clearing and exchange fees	—	—	5,969	—	5,969
Interest	3,281	8	3,403	(2,565)	4,127
Other	235	17	30,630	(321)	30,561
Total expenses	3,760	25	232,950	(2,952)	233,783
Income (loss) before income taxes	(3,760)	2,479	12,177	—	10,896
Income tax provision (benefit)	(1,816)	1,326	6,761	—	6,271
Net income (loss) for the period	(1,944)	1,153	5,416	—	4,625
Less net income attributable to non-controlling interest, net of tax	—	—	155	—	155
Equity in subsidiaries	6,415	—	—	(6,415)	—
Net income attributable to Oppenheimer Holdings Inc.	4,471	1,153	5,261	(6,415)	4,470
Other comprehensive income	—	—	(1,608)	—	(1,608)
Total comprehensive income	$4,471	$1,153	$3,653	$(6,415)	$2,862

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$349,062	$—	$349,062
Advisory fees	—	—	210,594	(1,002)	209,592
Investment banking	—	—	94,164	—	94,164
Interest	—	7,901	37,347	(7,861)	37,387
Principal transactions, net	—	10	24,873	—	24,883
Other	—	375	34,419	(346)	34,448
Total revenue	—	8,286	750,459	(9,209)	749,536
EXPENSES
Compensation and related expenses	822	—	492,313	—	493,135
Communications and technology	111	—	50,150	—	50,261
Occupancy and equipment costs	—	—	47,451	(346)	47,105
Clearing and exchange fees	—	—	17,885	—	17,885
Interest	11,120	8	10,436	(7,861)	13,703
Other	4,396	30	107,882	(1,002)	111,306
Total expenses	16,449	38	726,117	(9,209)	733,395
Income (loss) before income taxes	(16,449)	8,248	24,342	—	16,141
Income tax provision (benefit)	(6,450)	2,457	13,342	—	9,349
Net income (loss) for the period	(9,999)	5,791	11,000	—	6,792
Less net income attributable to non-controlling interest, net of tax	—	—	652	—	652
Equity in subsidiaries	16,139	—	—	(16,139)	—
Net income attributable to Oppenheimer Holdings Inc.	6,140	5,791	10,348	(16,139)	6,140
Other comprehensive income	—	—	(1,356)	—	(1,356)
Total comprehensive income	$6,140	$5,791	$8,992	$(16,139)	$4,784

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$120,252	$—	$120,252
Advisory fees	—	—	60,650	(533)	60,117
Investment banking	—	—	21,362	—	21,362
Principal transactions, net	—	26	10,321	—	10,347
Interest	—	2,777	14,805	(3,143)	14,439
Other	—	42	16,859	(42)	16,859
Total revenue	—	2,845	244,249	(3,718)	243,376
EXPENSES
Compensation and related expenses	207	—	160,874	—	161,081
Occupancy and equipment costs	—	—	16,447	(42)	16,405
Communications and technology	23	—	16,976	—	16,999
Interest	4,375	—	4,932	(3,143)	6,164
Clearing and exchange fees	—	—	6,099	—	6,099
Other	285	4	28,709	(533)	28,465
Total expenses	4,890	4	234,037	(3,718)	235,213
Income (loss) before income taxes	(4,890)	2,841	10,212	—	8,163
Income tax provision (benefit)	(1,792)	1,808	2,639	—	2,655
Net income (loss) for the period	(3,098)	1,033	7,573	—	5,508
Less net income attributable to non-controlling interest, net of tax	—	—	271	—	271
Equity in subsidiaries	8,335	—	—	(8,335)	—
Net income attributable to Oppenheimer Holdings Inc.	5,237	1,033	7,302	(8,335)	5,237
Other comprehensive income	—	—	656	—	656
Total comprehensive income	$5,237	$1,033	$7,958	$(8,335)	$5,893

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$364,272	$—	$364,272
Advisory fees	—	—	179,137	(1,720)	177,417
Investment banking	—	—	62,377	—	62,377
Principal transactions, net	—	38	33,558	—	33,596
Interest	5	8,370	40,119	(8,578)	39,916
Other	—	126	48,774	(126)	48,774
Total revenue	5	8,534	728,237	(10,424)	726,352
EXPENSES
Compensation and related expenses	902	—	479,394	—	480,296
Occupancy and equipment costs	—	—	51,237	(126)	51,111
Communications and technology	81	—	48,800	—	48,881
Interest	13,125	—	15,622	(8,578)	20,169
Clearing and exchange fees	—	—	18,434	—	18,434
Other	1,045	23	87,563	(1,720)	86,911
Total expenses	15,153	23	701,050	(10,424)	705,802
Income (loss) before income taxes	(15,148)	8,511	27,187	—	20,550
Income tax provision (benefit)	(5,723)	3,702	10,104	—	8,083
Net income (loss) for the period	(9,425)	4,809	17,083	—	12,467
Less net income attributable to non-controlling interest, net of tax	—	—	719	—	719
Equity in subsidiaries	21,173	—	—	(21,173)	—
Net income attributable to Oppenheimer Holdings Inc.	11,748	4,809	16,364	(21,173)	11,748
Other comprehensive income (loss)	(3)	—	1,159	—	1,156
Total comprehensive income	$11,745	$4,809	$17,523	$(21,173)	$12,904

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(9,999)	$5,791	$11,000	$—	$6,792
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	5,787	—	5,787
Deferred income taxes	—	—	6,423	—	6,423
Amortization of notes receivable	—	—	12,393	—	12,393
Amortization of debt issuance costs	408	—	—	—	408
Write-off of debt issuance costs	588	—	—	—	588
Amortization of mortgage servicing rights	—	—	2,025	—	2,025
Provision for credit losses	—	—	28	—	28
Share-based compensation expense	291	—	3,391	—	3,682
Payment of taxes due for share-based awards	(2,074)	—	—	—	(2,074)
Changes in operating assets and liabilities	59,523	(31,569)	(50,269)	—	(22,315)
Cash provided by (used in) continuing operations	48,737	(25,778)	(9,222)	—	13,737
Cash flows from investing activities
Purchase of office facilities	—	—	(3,366)	—	(3,366)
Cash used in investing activities	—	—	(3,366)	—	(3,366)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,483)	—	—	—	(4,483)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,275	—	—	—	1,275
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Other financing activities	—	—	17,300	—	17,300
Cash flow provided by (used in) financing activities	(48,023)	—	17,300	—	(30,723)
Net increase (decrease) in cash and cash equivalents	714	(25,778)	4,712	—	(20,352)
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the period	$1,162	$5,123	$71,657	$—	$77,942

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Net income (loss) for the period	$(9,425)	$4,809	$17,083	$—	$12,467
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of office facilities and leasehold improvements	—	—	7,434	—	7,434
Deferred income taxes	—	—	13,862	—	13,862
Amortization of notes receivable	—	—	14,086	—	14,086
Amortization of debt issuance costs	479	—	—	—	479
Amortization of mortgage servicing rights	—	—	1,120	—	1,120
Provision for (reversal of) credit losses	—	—	178	—	178
Share-based compensation expense	—	—	3,966	—	3,966
Changes in operating assets and liabilities	15,958	(13,026)	(33,576)	—	(30,644)
Cash provided by (used in) continuing operations	7,012	(8,217)	24,153	—	22,948
Cash flows from investing activities
Purchase of office facilities	—	—	(12,642)	—	(12,642)
Cash used in investing activities	—	—	(12,642)	—	(12,642)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,494)	—	—	—	(4,494)
Issuance of Class A non-voting common stock	85	—	—	—	85
Repurchase of Class A non-voting common stock	(2,314)	—	—	—	(2,314)
Tax deficiency from share-based awards	(92)	—	—	—	(92)
Other financing activities	—	—	(33,500)	—	(33,500)
Cash flow provided by (used in) financing activities	(6,815)	—	(33,500)	—	(40,315)
Net increase (decrease) in cash and cash equivalents	197	(8,217)	(21,989)	—	(30,009)
Cash and cash equivalents, beginning of the period	35	40,658	94,673	—	135,366
Cash and cash equivalents, end of the period	$232	$32,441	$72,684	$—	$105,357

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

The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. (“Oppenheimer”) and Oppenheimer Asset Management Inc. (“OAM”). As of September 30, 2014, the Company provided its services from 94 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of September 30, 2014 totaled approximately $88.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management Inc. (“OIM”) and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At September 30, 2014, client assets under management totaled approximately $26.0 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. (“Freedom”) and through Freedom's BUYandHOLD division. Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”) is engaged in FHA insured commercial mortgage origination and servicing. At September 30, 2014, the Company employed 3,480 employees (3,405 full-time and 75 part-time), of whom approximately 1,353 were financial advisers.

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

During the three months ended September 30, 2014, there were no material changes to matters discussed under the heading “Critical Accounting Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS historically were categorized as Level 1 in the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Due to liquidity problems associated with the ARS market, ARS that lack liquidity are setting their interest rates according to a maximum rate formula defined in their registration statements.

The Company has sought financing from a number of sources, without success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions which, to date, combined with purchases by the Company have reduced client holdings by 92%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See “Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market” appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Factors Affecting ‘Forward-Looking Statements’” herein.

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

Regulatory and Legal Environment

The brokerage business is subject to regulation by, among others, the SEC, the Commodity Futures Trading Commission ("CFTC") and FINRA in the United States, the Financial Conduct Authority (“FCA”) in the United Kingdom, the Jersey Financial Services Commission (“JFSC”) in the Isle of Jersey, the Securities and Futures Commission in Hong Kong (“SFC”), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Events of a decade ago surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC has increased their enforcement activities with an intent to bring more actions against firms and individuals for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules and to assert significant penalties in connection with such activities. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (“Dodd Frank”) in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adapted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to “highly paid” employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts (“IRA”). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdictions in which securities are traded and the “spreads” demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around “high speed trading” has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. FINRA has proposed a data collection system (CARDS- Comprehensive Automated Risk Data System) that would collect data on virtually every transaction involving clients and process and retain the information. It is possible that client reaction to this information collection will drive client activity to non-broker dealers, and have a detrimental impact on the business of the Company. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the “Volcker Rule”) was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more “Strategically Important Financial Institutions” (“SIFI”). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available.

Recent revelations concerning the potential manipulation of LIBOR (“London Interbank Offered Rate”) during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected. Similar investigations are underway with respect to the setting of foreign exchange rates over a broad time period and there is no way to predict the outcome of these investigations although recently enforcement has been instituted against a number of international banks as well as employees of such banks.

The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as through enforcement of the provisions of the Bank Secrecy Act (“BSA”) and the Foreign Corrupt Practices Act (“FCPA”) with respect to the amount of diligence required by financial institutions of both their foreign and domestic clients and their activities.

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

The Reporting Rule requires all broker-dealers to file a new unaudited quarterly Form Custody report which provides information around custodial practices and was effective December 31, 2013. In addition, the new Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public

Accountants (“AICPA”) standards to Public Company Accounting Oversight Board (“PCAOB”) standards as well as provide the SEC with access to auditors and audit workpapers. These rules are effective for fiscal years ending on or after June 1, 2014.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control – Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992 (the "1992 Framework"). Most public companies, including the Company, adopted the 1992 Framework as a basis for their compliance with the Sarbanes-Oxley Act of 2002 and the primary objective in updating and enhancing the 1992 Framework was to address the significant changes to the business and operating environments. The 2013 Framework is effective on December 15, 2014. The Company has begun its readiness assessments to ensure its compliance with the 2013 Framework.

Other Regulatory Matters

For several quarters, Oppenheimer has been responding to information requests from the Enforcement Staff of FINRA regarding Oppenheimer’s policies and procedures in relation to, and the activities of several financial advisers concerning, the sale of low-priced securities. On August 5, 2013, FINRA issued an order accepting an offer of settlement submitted by Oppenheimer without admitting or denying the recitation of facts and violative conduct set forth in the order (the “Order”). The Order states that from August 2008 through September 2010 seven brokers in five branch offices of Oppenheimer permitted the sale of low priced securities (“penny stocks”) that were neither registered or exempt from registration under the Securities Act and Oppenheimer’s supervisory system failed to prevent such violations. In addition, FINRA determined Oppenheimer failed to follow up on specific red flags relating to the sale of penny stocks and Oppenheimer’s AML program failed to detect suspicious activity related to penny stock sales. FINRA determined this activity violated FINRA Rules 2010, 2110 and 3310. As a result, Oppenheimer was censured and paid a total fine of $1,425,000. Oppenheimer also agreed to retain an independent consultant to conduct a review of its policies, systems, procedures and training relating to the receipt or purchase and subsequent sale of penny stocks, the supervision of Foreign Financial Institutions (“FFIs”) and its anti-money laundering procedures related to FFIs and the handling of movement of securities. The independent consultant completed its review and filed its report with Oppenheimer and FINRA in January 2014. Oppenheimer agreed to adopt all of the recommendations of the independent consultant.

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

The Company believes that the SEC may file one or more enforcement actions against Oppenheimer as well as the members of management in connection with the two immediately preceding paragraphs.

In February 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FinCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FinCEN request for information in March of 2014. The Company believes that FinCEN may file an action or issue an assessment against the Company related to their investigation.

The Company continues to cooperate with and has had discussions about a potential resolution of these matters with the SEC and FinCEN. However, there can be no assurance that these discussions will lead to a resolution of any or all of these matters and, as noted above, the SEC and FinCEN could file one or more enforcement actions against the Company. The filing of one or more enforcement actions could have a material adverse effect on our financial condition and results of operations and could cause significant reputational harm to us which, in turn, could materially adversely impact our business prospects. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company recorded a $19.7 million charge against earnings related to the aforementioned matters during the six-month period ended June 30, 2014. As of September 30, 2014, the Company believes, subject to the paragraph immediately above, it is fully reserved against potential liability arising out of the SEC and FinCEN matters.

For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds (“ETFs”). Several Oppenheimer employees have provided on-the-record testimony in connection with the investigation.

In May 2014, Oppenheimer received a “Wells Notice” from FINRA requesting that Oppenheimer make a written submission to explain why Oppenheimer should not be charged with violations of FINRA rules relating to the supervision of one former financial advisor and associated charges related to alleged deficient supervisory systems, late FINRA U/4/U/5 filings and record retention. Oppenheimer has not yet determined whether or not to file a Wells response but will make such determination in the fourth quarter of 2014.

Oppenheimer is continuing to cooperate with the investigating entities.

Since early 2014, Oppenheimer has been responding to information requests from FINRA regarding the supervision of one of its former financial advisors who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. In August 2014, Oppenheimer received information requests from the SEC regarding supervision of the same financial advisor. Oppenheimer is continuing to cooperate with both the FINRA and SEC inquiries.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2014, the Company purchased and holds (net of redemptions) approximately $94.8 million in ARS from its clients. As of September 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $13.1 million from clients through 2016 under legal settlements and awards.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $140.1 million of ARS at September 30, 2014 exclusive of amounts that 1) were owned by Qualified Institutional Buyers (“QIBs”), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See “Off-Balance Sheet Arrangements” herein for additional details.

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

Outlook

The Company’s long-term plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company’s stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and may, from time to time, dispose of business activities that are no longer strategic to its business operations or which have limited opportunities for growth. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations

The Company reported net income attributable to Oppenheimer Holdings Inc. of $4.5 million or $0.33 per share for the third quarter of 2014 compared with net income attributable to Oppenheimer Holdings Inc. of $5.2 million or $0.38 per share for the third quarter of 2013, a decrease of 14.6%. Income before taxes was $10.9 million for the third quarter of 2014 compared with income before taxes of $8.2 million for the third quarter of 2013, an increase of 33.5%. Revenue for the third quarter of 2014 was $244.7 million compared with $243.4 million in the third quarter of 2013, an increase of 0.5%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended September 30, 2014 compared to the same period in 2013:

(Expressed in thousands)	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(9,390)	(7.8)	$(15,210)	(4.2)
Advisory fees	10,840	18.0	32,175	18.1
Investment banking	12,479	58.4	31,787	51.0
Interest	(1,990)	(13.8)	(2,529)	(6.3)
Principal transactions, net	(6,075)	(58.7)	(8,713)	(25.9)
Other	(4,561)	(27.1)	(14,326)	(29.4)
Total revenue	1,303	0.5	23,184	3.2
Expenses
Compensation and related expenses	253	0.2	12,839	2.7
Communications and technology	(1,008)	(5.9)	1,380	2.8
Occupancy and equipment costs	(604)	(3.7)	(4,006)	(7.8)
Clearing and exchange fees	(130)	(2.1)	(549)	(3.0)
Interest	(2,037)	(33.0)	(6,466)	(32.1)
Other	2,096	7.4	24,395	28.1
Total expenses	(1,430)	(0.6)	27,593	3.9
Income before income taxes	2,733	33.5	(4,409)	(21.5)
Income tax provision	3,616	136.2	1,266	15.7
Net income for the period	(883)	(16.0)	(5,675)	(45.5)
Less net income attributable to non-controlling interest, net of tax	(116)	(42.8)	(67)	(9.3)
Net income attributable to Oppenheimer Holdings Inc.	$(767)	(14.6)	$(5,608)	(47.7)

Third Quarter 2014

Revenue

Commission revenue was $110.9 million for the third quarter of 2014, a decrease of 7.8% compared with $120.3 million for the third quarter of 2013 due to the low transaction volumes from retail investors during the current year quarter.

Advisory fees were $71.0 million for the third quarter of 2014, an increase of 18.0% compared with $60.1 million for the third quarter of 2013 due to increased levels of managed product assets. Assets under management increased 17.8% from $22.5 billion to $26.5 billion from June 30, 2013 to June 30, 2014, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. Assets under management for the period ended September 30, 2014 decreased 1.9% to $26.0 billion as compared to $26.5 billion at June 30, 2014. The decrease was due to market depreciation of 1.4% on current assets under management as well as a 0.6% decrease in new assets.

Investment banking revenue increased 58.4% to $33.8 million for the third quarter of 2014 compared with $21.4 million for the third quarter of 2013 primarily due to increased fees from mergers and acquisitions activity during the current period.

Interest revenue was $12.4 million for third quarter of 2014, a decrease of 13.8% compared with $14.4 million for the third quarter of 2013. The decrease is primarily attributable to a decrease of $2.1 million in interest from lower holdings of reverse repurchase agreements and U.S. government and agency securities.

Principal transactions revenue decreased 58.7% to $4.3 million during the third quarter of 2014 compared with the third quarter of 2013 due to lower trading profits in equities, corporate bonds, and government and agency securities during the current period.

Other revenue was $12.3 million for the third quarter of 2014, a decrease of 27.1% compared to $16.9 million for the third quarter of 2013 due to the decrease in the value of assets underlying the deferred compensation plan and the lower fees earned from loan originations (13 loans originated in the third quarter of 2014 compared to 18 loans originated in the prior year quarter).

Expenses

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $161.3 million during the third quarter of 2014, roughly flat when compared to the third quarter of 2013. Increases in incentive compensation were offset by decreases in production-related and deferred compensation obligations during the third quarter of 2014. Compensation and related expenses as a percentage of revenue was 65.9% during the third quarter of 2014 compared to 66.2% during the third quarter of 2013.

Non-compensation expenses were $72.4 million during the third quarter of 2014, a decrease of 2.3% compared to $74.1 million during the same period last year primarily due to lower debt service costs on the outstanding Senior Secured Notes during the current period.

Year-to-date 2014

Revenue

Commission revenue was $349.1 million for the nine months ended September 30, 2014, a decrease of 4.2% compared with$364.3 million for the same period of 2013.

Advisory fees were $209.6 million for the nine months ended September 30, 2014, an increase of 18.1% compared with $177.4 million for the same period of 2013. Assets under management increased 21.2% from $20.9 billion to $25.3 billion from December 31, 2012 to December 31, 2013, 14.3% from $22.4 billion to $25.6 billion from March 31, 2013 to March 31, 2014, and 17.8% from $22.5 billion to $26.5 billion from June 30, 2013 to June 30, 2014, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. Assets under management for the period ended September 30, 2014 increased 9.2% to $26.0 billion as compared to $23.8 billion at September 30, 2013 which will be used to determine the advisory fees for the period ended December 31, 2014.

Investment banking revenue increased 51.0% to $94.2 million for the nine months ended September 30, 2014 compared with $62.4 million for the same period of 2013. The increase was due to increased fees from mergers and acquisition activity and from equity underwritings.

Interest revenue was $37.4 million for the nine months ended September 30, 2014, a decrease of 6.3% compared with $39.9 million for the same period in 2013. The decrease is primarily attributable to a decrease in interest from lower holdings of reverse repurchase agreements and U.S. government and agency securities.

Principal transactions revenue was $24.9 million for the nine months ended September 30, 2014, a decrease of 25.9% compared with $33.6 million for the same period in 2013. The overall decrease was due to lower trading profits in equities, corporate bonds, and government and agency securities during the third quarter of 2014.

Other revenue was $34.4 million for the nine months ended September 30, 2014, a decrease of 29.4% compared with $48.8 million for the same period in 2013 due to the decrease in the value of assets underlying the deferred compensation plan and the lower fees earned from loan originations (27 loans originated in the nine months of 2014 compared to 56 loans originated in the same period in 2013).

Expenses

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $493.1 million during the nine months ended September 30, 2014, an increase of 2.7% compared to $480.3 million for the nine months ended September 30, 2013. Compensation and related expenses as a percentage of revenue was 65.7% during the nine months ended September 30, 2014 compared to 66.1% during the nine months ended September 30, 2013.

Non-compensation expenses were $240.3 million during the nine months ended September 30, 2014, an increase of 6.5% compared to $225.5 million for the same period in 2013 which is primarily due to the increase in reserves of $19.7 million during the first half of 2014 related to two regulatory matters. The increase was also attributable to the costs associated with the early retirement of the Company’s Senior Secured Notes in April 2014 (call premium and write-off of debt issuance costs) totaling $3.5 million.

The table below presents information about the reported revenue and net income before taxes of the Company’s reportable business segments for the three and nine months ended September 30, 2014 and 2013:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Revenue
Private Client	$142,606	$144,316	(1.2)	$435,770	$430,963	1.1
Asset Management	24,801	21,488	15.4	74,443	64,450	15.5
Capital Markets	71,226	68,460	4.0	221,324	201,495	9.8
Commercial Mortgage Banking	6,349	9,314	(31.8)	18,179	26,857	(32.3)
Corporate/Other	(303)	(202)	50.0	(180)	2,587	*
	$244,679	$243,376	0.5	$749,536	$726,352	3.2
Income (Loss) before income taxes
Private Client	$18,898	$15,088	25.3	$36,766	$48,113	(23.6)
Asset Management	8,264	6,387	29.4	24,300	20,332	19.5
Capital Markets	5,699	4,301	32.5	23,965	8,806	172.1
Commercial Mortgage Banking	1,815	2,823	(35.7)	7,269	7,977	(8.9)
Corporate/Other	(23,780)	(20,436)	16.4	(76,159)	(64,678)	17.8
	$10,896	$8,163	33.5	$16,141	$20,550	(21.5)

*	Not comparable

Private Client

Private Client reported revenue of $142.6 million for the third quarter of 2014, 1.2% lower than the third quarter of 2013, primarily due to a decrease in transaction-based business during the current year period. Income before income taxes was $18.9 million, an increase of 25.3% compared with the third quarter of 2013, affected by a decrease in deferred compensation expense during the current period.

•	Client assets under administration were $88.3 billion at September 30, 2014 compared to $81.8 billion at September 30, 2013, an increase of 7.9%.

•
Financial Adviser headcount was 1,353 at the end of the third quarter of 2014, down from 1,400 at the end of the third quarter of 2013 reflecting the Company’s increased focus on financial adviser productivity.

•	Retail commissions were $73.1 million for the third quarter of 2014, a decrease of 8.8% from the prior year quarter.

•
Advisory fee revenue on traditional and alternative managed products was $47.8 million for the third quarter of 2014, an increase of 19.5% over the prior year quarter (see Asset Management below for further information).

•	Money market fees continue to be negatively impacted by waivers in the amount of $7.8 million during the third quarter of 2014 versus waivers of $7.9 million during the third quarter of 2013.

Asset Management

Asset Management reported revenue of $24.8 million for the third quarter of 2014, 15.4% higher than the third quarter of 2013.
Income before income taxes was $8.3 million, an increase of 29.4% compared with the third quarter of 2013, as a result of increased fees earned on managed products.

•
Advisory fee revenue on traditional and alternative managed products was $23.2 million for the third quarter of 2014, an increase of 15.2% over the prior year quarter. Advisory fees are calculated based on the value of client assets under management (“AUM”) at the end of the prior quarter which totaled $26.5 billion at June 30, 2014 ($22.5 billion at June 30, 2013) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 9.2% to $26.0 billion at September 30, 2014, compared to $23.8 billion at September 30, 2013, which is the basis for advisory fee billings for the fourth quarter of 2014. The increase in AUM was comprised of asset appreciation of $1.6 billion and net new assets of $0.6 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2014:

(Expressed in millions)
	For the Three Months Ended September 30, 2014
	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Fund Type
Traditional (1)	$22,336	$440	$(487)	$(377)	$21,912
Institutional Fixed Income (2)	1,266	3	(14)	3	1,258
Alternative Investments:
Hedge Funds (3)	2,475	62	(174)	60	2,423
Private Equity Funds (4)	428	—	—	(66)	362
	$26,505	$505	$(675)	$(380)	$25,955

(1)
Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.

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

Capital Markets

Capital Markets reported revenue of $71.2 million for the third quarter of 2014, 4.0% higher than the third quarter of 2013 primarily due to increased fees from mergers and acquisitions activity. Income before income taxes was $5.7 million for the third quarter of 2014, an increase of 32.5% compared with income before income taxes of $4.3 million for the third quarter of 2013.

•	Institutional equities commissions were $26.7 million for the third quarter of 2014, a decrease of 0.6% compared with the prior year period.

•
Advisory fees from investment banking activities more than tripled to $14.0 million in the third quarter of 2014 compared with the prior year period due to an increase in corporate finance advisory services during the current period.

•	Equity underwriting fees increased 2.6% to $13.9 million for the third quarter of 2014 compared with the prior year period.

•	Revenue from Taxable Fixed Income decreased 33.0% to $13.2 million for the third quarter of 2014 compared with the prior year period due to lower investor activity during the current period.

•	Public Finance and Municipal Trading revenue increased 8.9% to $5.7 million for the third quarter of 2014 compared with the prior year period.

Commercial Mortgage Banking

Commercial Mortgage Banking reported revenue of $6.3 million for the third quarter of 2014, 31.8% lower than the third quarter of 2013, due to a decrease in the dollar volume of loans originated during the 2014 period. Income before income taxes was $1.8 million, a decrease of 35.7% compared with the third quarter of 2013, due to the lower number of loans originated during the current year period.

•
Loan origination fees for the third quarter of 2014 were $2.0 million, a decrease of 26.0% compared with the prior year period, as the Company originated 13 commercial loans (18 in the third quarter of 2013) with an aggregate principal loan balance of $91.1 million ($193.0 million in the third quarter of 2013).

•	Net servicing revenue for the third quarter of 2014 was $1.4 million compared with $1.3 million for the comparable period in 2013.

•	Principal loan balances related to servicing activities totaled $4.0 billion at September 30, 2014, up 2.6% from September 30, 2013.

Liquidity and Capital Resources

Total assets at September 30, 2014 decreased by 2.6% from December 31, 2013. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see “Refinancing” below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2014, the Company had $135.5 million of such borrowings outstanding compared to outstanding borrowings of $118.2 million at December 31, 2013. The Company also has some availability of short-term bank financing on an unsecured basis.

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

The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements, which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.1 million and $386,000, respectively, at September 30, 2014. See Note 12 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of money market funds and to a lesser extent cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and to a lesser extent cash and money market funds. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.0 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2013 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.

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

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements and awards, the Company has purchased and will, subject to the terms and conditions of the settlements, continue to purchase ARS on a periodic basis. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See “Off-Balance Sheet Arrangements” herein.

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
At September 30, 2014, the remaining unamortized debt issuance costs were $1.7 million.

The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations, by the same subsidiaries that guaranteed the obligations under the Senior Secured Credit Note and the Subordinated Note which were retired. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2014, the Company was in compliance with all of its covenants.

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

On May 28, 2014, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes with a stable outlook. On August 8, 2014, S&P affirmed the Company and its Notes “B” rating and revised its outlook on the Notes to stable from positive.

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

Interest expense for the three and nine months ended September 30, 2014 on the Notes was $3.3 million and $11.0 million, respectively ($4.3 million and $12.8 million, respectively, for the three and nine months ended September 30, 2013).

Liquidity

For the most part, the Company’s assets consist of cash and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $4.0 million in forgivable notes to employees (which are inherently illiquid) for the three months ended September 30, 2014 ($5.4 million for the three months ended September 30, 2013) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.

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

The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2014, bank call loans were $135.5 million ($118.2 million at December 31, 2013 and $94.8 million at September 30, 2013). The average bank loan outstanding for the three and nine months ended September 30, 2014 was $84.4 million and $120.6 million, respectively ($174.6 million and $184.4 million for the three and nine months ended September 30, 2013). The largest bank loan outstanding for the three and nine months ended September 30, 2014 was $169.1 million and $247.9 million, respectively ($266.3 million and $392.3 million for the three and nine months ended September 30, 2013, respectively). The average weighted interest rate on bank call loans applicable on September 30, 2014 was 1.27%.

At September 30, 2014, securities loaned balances totaled $164.1 million ($211.6 million at December 31, 2013 and $251.8 million at September 30, 2013). The average daily securities loan balance for the three and nine months ended September 30, 2014 was $151.3 million and $205.0 million, respectively ($230.2 million and $217.1 million for the three and nine months ended September 30, 2013, respectively). The largest stock loan balance for three and nine months ended September 30, 2014 was $212.3 million and $293.4 million, respectively ($292.9 million for both the three and nine months ended September 30, 2013).

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

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

At September 30, 2014, the gross balances of reverse repurchase agreements and repurchase agreements were $349.7 million and $788.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2014 was $396.9 million and $938.6 million, respectively ($3.8 billion and $4.3 billion, respectively, for the three months ended September 30, 2013). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2014 was $732.4 million and $1.1 billion, respectively ($6.1 billion and $6.7 billion, respectively, for the three months ended September 30, 2013).

At September 30, 2014, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended September 30, 2014 was $nil. At September 30, 2014, the gross leverage ratio was 5.4.

OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges Federal Housing Administration (“FHA”)-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At September 30, 2014, OMHHF had $20.1 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and nine months ended September 30, 2014 was $181,000 and $400,000 respectively ($183,000 and $616,000, respectively, for the three and nine months ended September 30, 2013).

As discussed in “Other Regulatory Matters” and “Results of Operations” above, the Company’s operating results during the first and second quarters of 2014 have been significantly impacted by charges associated with regulatory matters. Any settlement of these matters with the regulators and any payment(s) due will have to be funded by the Company out of the results of operations for any such period, cash held and available for such payment, credit available under the Company’s uncommitted bank lines, and/or changes in the holdings of the Company on its balance sheet based on the amount that is ultimately due to be paid and the timing of any such payment.

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

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$13,737	$22,948
Cash used in investing activities	(3,366)	(12,642)
Cash used in financing activities	(30,723)	(40,315)
Net decrease in cash and cash equivalents	$(20,352)	$(30,009)

Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company’s ability to finance its day to day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. (See “Factors Affecting ‘Forward-Looking Statements’”).

Other Matters

On August 29, 2014, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.

On October 30, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 28, 2014 to stockholders of record on November 14, 2014.

The book value of the Company’s Class A and Class B Stock was $38.63 at September 30, 2014 compared to $37.68 at September 30, 2013, based on total outstanding shares of 13,630,368 and 13,542,439, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2014 was 14,297,442 compared to 14,171,802 outstanding for the same period in 2013.

Off-Balance Sheet Arrangements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2014, the Company purchased and holds (net of redemptions) approximately $94.8 million in ARS from its clients. In addition, the Company is committed to purchase another $13.1 million from clients through 2016 under legal settlements and awards.

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

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At September 30, 2014, the amount of ARS held by the Company that was below investment grade was $3.6 million and the amount of ARS that was unrated was $75,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at September 30, 2014
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities (“ARS”) Owned (1)	$94,800	$7,477	$87,323
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	13,072	1,037	12,035
Total	$107,872	$8,514	$99,358

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2014. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at September 30, 2014.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2014.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at September 30, 2014. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $106.1 million of ARS as of September 30, 2014.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2016.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.5 million as of September 30, 2014. The valuation adjustment is comprised of $7.5 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of September 30, 2014 and $1.0 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of September 30, 2014, the Company did not have any outstanding ARS purchase commitments related to the settlements with Regulators. However, Eligible Investors for future buybacks under the settlements with Regulators held approximately $106.1 million of ARS as of September 30, 2014. Since the Company was not committed to purchase this amount as of September 30, 2014, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.

On October 30, 2014, the Company and CIBC reached an agreement pursuant to which the Company will pay the disputed $25.0 million, which as previously reported had been fully reserved and placed in an escrow by the Company with an escrow agent, as well as certain related costs to CIBC and CIBC agreed to dismiss the arbitration. On October 31, 2014, the Company paid these amounts to CIBC. See "Legal Proceedings – Other Pending Matters."

Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 to the condensed consolidated financial statements.

Contractual and Contingent Obligations

The following table sets forth the Company’s contractual and contingent commitments as of September 30, 2014:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Minimum rentals	$309	$40	$73	$61	$135
Committed Capital	5	5	—	—	—
Earn-Out (1)	25	25	—	—	—
Senior Secured Notes (2)	202	13	26	163	—
ARS Purchase Commitments (3)	13	11	2	—	—
Total	$554	$94	$101	$224	$135

(1)	As noted above in the Liquidity section, this amount was paid on October 31, 2014.

(2)	Includes interest payable of $52.5 million through maturity.

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

Factors Affecting “Forward-Looking Statements”

From time to time, the Company may publish “Forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes and health epidemics, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to pending election results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – “Risk Factors” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2014, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, which seek substantial penalties, fines or other monetary relief. The SEC, amongst other regulators, has announced its intention to bring more regulatory cases seeking substantial penalties in the future.

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

Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made seven offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and December 13, 2013. The Company commenced an eighth offer to purchase on March 28, 2014 which expired on June 11, 2014. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a “household” basis for purposes of these offers. As of September 30, 2014, the Company had purchased and holds (net of redemptions) approximately $94.8 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.

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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of September 30, 2014, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.

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

Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2014 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2013, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

In connection with a case formerly brought by U.S. Airways on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. (“DBSI”) and Deutsche Bank A.G. (“Deutsche AG”). Deutsche AG challenged Oppenheimer’s efforts to compel Deutsche AG to appear at a FINRA arbitration since, Deutsche AG argued, it is not a FINRA member. Subsequently, Oppenheimer deferred further action against Deutsche AG and proceeded prosecuting its third party claim against DBSI. DBSI subsequently filed a motion to sever the arbitration into a separate proceeding which motion was granted on July 28, 2010. On January 28, 2011, DBSI filed a motion to stay the DBSI arbitration which motion was granted on May 25, 2011. As a result of the award in favor of U.S. Airways in January 2013, the stay was lifted and Oppenheimer began prosecuting its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount of $30.0 million including interest paid to U.S. Airways plus all associated costs. The arbitration commenced on May 5, 2014 and will likely continue through the fourth quarter of 2014. There can be no assurance Oppenheimer will prevail in the arbitration against DBSI or that it will recover any or all of the amounts paid by Oppenheimer to U.S. Airways.

In addition to the ARS case discussed above, as of September 30, 2014, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in approximately two arbitration claims before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $225,000 to $2.1 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court action. As of September 30, 2014, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitrations and court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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

On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al., in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages.
Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.

On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York ("New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce (“CIBC”) in connection with the Company’s acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proven at trial. As part of the transaction, the parties had provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed-upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The Company has deposited the $25.0 million in escrow pending the outcome of the legal proceedings and the expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company’s amended complaint. The motion to dismiss is fully briefed and is pending before the court. Discovery in the case is proceeding.

On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. On October 30, 2014, the Company and CIBC reached an agreement pursuant to which the Company will pay the disputed $25.0 million, which as previously reported had been fully reserved and placed in an escrow by the Company with an escrow agent, as well as certain related costs to CIBC and CIBC agreed to dismiss the arbitration. On October 31, 2014, the Company paid these amounts to CIBC. The Company’s action against CIBC will continue in the New York Court as more fully described above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters.”

Item 1A.    Risk Factors

During the nine months ended September 30, 2014, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2014, the Company issued 11,562 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.

Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 31st day of October, 2014.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)