Form 10-K
period 2014-12-31
OPPENHEIMER HOLDINGS INC
filed 2015-03-06
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 6, 2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2014 was $324.3 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2014 of $23.99.
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 27, 2015 was 13,634,196 and 99,680 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.” We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer, Oppenheimer Asset Management Inc. ("OAM"), a New York-based investment advisor, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey with a representative office located in Beijing, China, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, OPY Credit Corp., a New York corporation, organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), a Federal Housing Administration ("FHA")-approved mortgage company based in Pennsylvania. The Company’s international businesses are carried on through Oppenheimer Europe Ltd. (United Kingdom), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,324 financial advisers in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2014, the Company held client assets under administration of approximately $87.3 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage – Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A substantial portion of Oppenheimer’s revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors.
Wealth Planning – Oppenheimer also offers financial and wealth planning services which include asset management, individual and corporate retirement solutions, including insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients.
Margin Lending – Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer’s account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates derived from Oppenheimer’s rate.
ASSET MANAGEMENT
The Company offers a wide range of investment advisory services to its retail and institutional clients through proprietary and third party distribution channels. Clients include high-net-worth individuals and families, foundations and endowments, insurance companies, and trust and pension funds. Asset management capabilities include equity, fixed income, large-cap balanced and alternative investments, which are offered through vehicles such as privately managed accounts, and retail and institutional separate accounts. At December 31, 2014, the Company had $25.9 billion of client assets under management (“AUM”) in fee-based programs. The Company’s asset management services include:
Separately Managed Accounts – The Company provides clients with three wrap fee-based programs: (i) Investment Advisory Services through which clients may select among those managers approved by the Company; (ii) Strategic Asset Review through which clients may select among those managers reviewed and recommended by the Company and those outside of the Company’s approved list of managers; and (iii) Unified Managed Account which allows multiple investment managers, mutual funds and ETFs to be combined in a single custodial account.
Portfolio Advisory Services – The Company offers a long-term strategic asset allocation program, Portfolio Advisory Services, in which clients select among mutual funds approved by the Company.
Oppenheimer Investment Advisory Services – Oppenheimer Investment Advisors offers internal portfolio managers servicing high-net-worth individuals, retirement plans, endowments, foundations and trusts using both taxable and non-taxable fixed income strategies as well as a large capitalization equity strategy.
Discretionary Portfolio Management – Through its Omega, Fahnestock Asset Management, and Alpha programs, Oppenheimer offers discretionary investment management wrap programs managed by Oppenheimer advisors with a client-focused approach to money management, servicing high-net-worth individuals, families, endowments and foundations, and institutions.
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
Institutional Investment Management – Oppenheimer Investment Management, LLC (“OIM”) provides fixed income management and solutions to institutional investors including Taft-Hartley funds, public pension funds, corporate pension funds, insurance companies, and foundations and endowments.
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
CAPITAL MARKETS
Investment Banking
Oppenheimer employs over 100 investment banking professionals throughout the United States and in the United Kingdom, Israel and Asia. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses. The investment banking industry coverage groups focus on certain sectors including consumer and business services, energy, financial institutions and real estate, healthcare, industrial growth and services, and technology, media and communications. Oppenheimer's industry coverage teams partner with Oppenheimer’s Mergers and Acquisitions practice as well as Equities, Leveraged Finance and Fixed Income platforms to provide its clients with tailored advice and recommendations. In addition, Oppenheimer has extensive experience working with financial sponsors and maintains a dedicated Financial Sponsor group.
Mergers and Acquisitions – Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, restructurings, spin-offs and joint ventures. Oppenheimer provides dedicated senior banker focus to clients throughout the financial advisory process, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships, and capital markets capabilities.
Equities – Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer and business services, energy, financial institutions and real estate, healthcare, industrial growth and services, and technology, media and communications.

Leverage Finance and Fixed Income – Oppenheimer offers a full range of debt financing for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on bond financing alternatives for both sovereign and corporate emerging market issuers.
Equities Capital Markets
Institutional Equity Sales and Trading – Oppenheimer provides execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer’s clients include domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, attracted by the insights and market intelligence provided by sales and trading staff as well as by the quality of execution (measured by volume, timing and price), and competitive negotiated commission rates.
Equity Research – Oppenheimer employs 39 senior analysts covering approximately 575 equity securities worldwide, and over 100 dedicated equity research sales professionals. Oppenheimer provides regular research reports, notes and earnings updates and also sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer’s analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments.
Equity, Debt and Index Options – Oppenheimer offers extensive equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer’s experienced professionals have expertise in many listed derivative products designed to serve the diverse needs of its institutional, corporate and private client base.
Convertible Bonds – Oppenheimer commits dedicated personnel to serve the convertible markets, offering expertise in the sales, trading and analysis of U.S. domestic convertible bonds, convertible preferred shares and warrants, with a focus on minimizing transaction costs and maximizing liquidity. In addition Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis.
Event Driven Sales and Trading – Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: Merger Arbitrage; Dutch tender offers; Splits and Spin-offs; and Recapitalizations, Corporate Reorganizations, and other event driven trading strategies.
Debt Capital Markets
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
Fixed Income Research – Oppenheimer has a total of nine fixed income research professionals. There are four dedicated research analysts covering companies that have issued high yield bonds in the United States. Oppenheimer's high yield corporate bond research effort is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. In addition, Oppenheimer employs one bank strategist, focused on portfolio strategy for U.S. financial institutions and depositories. The approach is client centric, incorporating both an understanding of the operating position, risk profile and policy constraints of the client, as well as the efficient market execution of a particular strategy. In providing strategy-based services and ideas, the group utilizes a wide range of sophisticated financial models as well as comprehensive portfolio analytics. There is one Mortgage Backed Securities analyst focused on the detailed analysis of individual agency and non-agency Mortgage Backed Securities. There are two professionals covering Emerging Market Fixed Income issuers, including a publishing research analyst focused exclusively on sovereign bonds and a strategist providing commentary on emerging market corporate bond issuers. The Firm also has a municipal bond research analyst publishing reports on the tax-exempt municipal bond market.
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
Municipal Trading – Oppenheimer has municipal bond trading desks located throughout the country that serve retail financial advisers within their regions as well as mid-tier and national institutional accounts. Oppenheimer also assists in underwriting municipal securities originated by its Public Finance Department. These desks serve Oppenheimer’s financial advisers in supporting their high net worth clients’ needs for taxable and non-taxable municipal securities.
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
Fixed Income – Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade and distressed corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. As of December 31, 2014, the Company did not have any exposure to European sovereign debt.
Through the use of securities sold under agreements to repurchase (“repurchase agreements”) and securities purchased under agreements to resell (“reverse repurchase agreements"), the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions.
Proprietary Trading and Investment Activities – Oppenheimer holds positions in its trading accounts in securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including a convertible bond department, a risk arbitrage department, a corporate bond department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares, unit investment trusts and short term debt instruments. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread or to profit from investment. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer and OAM hold proprietary positions in equity or fixed income securities in which it may not act as a dealer.
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
CONSOLIDATED SUBSIDIARIES
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
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). OAM’s investment advisory business provides investment advice to clients through separate accounts and wrap fee programs.
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
The Company reached an agreement with RBS Citizens, NA, now Citizens Bank, NA. (“Citizens”), that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also, in certain circumstances, assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2014, there were no outstanding loans in place.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2014, Oppenheimer Trust held custodial assets of approximately $594.5 million. See “Other Requirements,” below.

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
Oppenheimer executes its own and certain of its correspondents’ securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States. The Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an Introducing Broker and introduces its client commodities transactions through a correspondent firm on a fully disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all exchanges.
EMPLOYEES
At December 31, 2014, the Company employed 3,434 employees (3,363 full-time and 71 part-time), of whom approximately 1,324 were financial advisers.
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, there has been increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, and from other entities. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.
Currently, several key market events drastically altered the landscape for financial institutions. Voluntary and involuntary consolidations as well as government assistance provided to U.S. financial institutions has led to a greater concentration of capital and market share among large financial institutions. This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, as well as such institutions deriving an aura of stability in the mind of the public (“too big to fail”), may put the Company at a significant competitive disadvantage.
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

BUSINESS CONTINUITY PLAN
The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counterparties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences which, by their very nature are unpredictable, and can occur in a manner that is outside of our planning guidelines and could render the Company’s estimates of timing for recovery inaccurate. Under all circumstances, it is the Company’s intention to remain in business and to provide ongoing investment services as if no disruption had occurred.
Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates a primary data center as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite communications back-up systems. These facilities are maintained in multiple locations and, in addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to its business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company’s employees to communicate on an efficient basis. The Company’s headquarters and the primary location for its technology infrastructure are both supported by emergency electric generator back-up. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.
The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company’s employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period, the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The Company was able to return to its headquarters facilities beginning in December 2012 and the locations returned to full utility power in March 2013.
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. The company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning our clients, their financial affairs, as well as company privileged information. See Item 1A under the caption "Risk Factors - The Company may be exposed to damage to its business or its reputation by Cybersecurity incidents."
REGULATION
Self-Regulatory Organization Membership - Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): the Financial Industry Regulatory Authority ("FINRA"), the Intercontinental Exchange, Inc., known as ICE Futures U.S., the Commodities Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.
Securities Regulation - The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the NFA. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the NFA has been designated as Oppenheimer’s primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the CFTC, as the case may be) governing the industry and conduct periodic examinations of Oppenheimer’s and Freedom’s operations. In recent years, the SEC has increased its programs for examinations of registrants, even where such examinations overlap with examinations conducted by other entities. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.
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
Oppenheimer and certain of its affiliates are also subject to regulation by the SEC and under certain state laws in connection with its business as an investment advisor and its research department activities. The SEC has announced its intention to place additional oversight and scrutiny over dual registrants such as the Company, where the registrant conducts business as a broker-dealer and investment advisor.
The SEC has passed a requirement for custodians of securities on behalf of investment advisors, such as the Company, to be subject to an annual “surprise” examination of custodian assets and to deliver a control report to its clients, issued by a qualified accounting firm, describing its processes and controls affecting custody operations, which report was issued by the Company for the first time on September 12, 2010. The Company’s most recent report was timely filed on March 28, 2014.
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
The Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. Management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective. See Item 8 under the caption “Management’s Report on Internal Control over Financial Reporting.”
In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control and monitor the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All the relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It is impossible to presently predict the nature of such rulemaking, although proposals that have been implemented or are being considered in the U.S. and Europe include creating a new regulator for certain activities, regulating and/or prohibiting proprietary trading for certain deposit taking institutions, controlling the amount and timing of compensation to “highly paid” employees, creating new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increasing the disclosures provided to clients, and creating a tax on securities transactions. The Volcker Rule is targeted to become effective on July 21, 2015, although Congress is considering a further extension of the implementation date. In December 2012, France began applying a .2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own transaction tax on financial transactions in early 2013. The European Markets are attempting to enact a transaction tax on financial transactions that would be imposed on all financial transactions originating in the Euro zone. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall.
In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes, and offers its clients money market funds that are sponsored by third parties as one of several cash sweep alternatives. It is highly likely that these new rules will significantly diminish the use of these funds by retail investors.
Effective July 1, 2014, certain final rules issued by the SEC regarding the mandatory registration of municipal advisors became effective. These rules specify which activities will be covered by the fiduciary duty of a municipal advisor to its government client imposed by the Dodd-Frank Act, may result in the need for new written representations by issuers, and may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Oppenheimer registered as a municipal advisor and by virtue of such registration is now subject to additional regulation and oversight in respect of its municipal finance business. The SEC recently announced that it will undertake a two-year review of municipal advisors. Additionally, forthcoming rulemaking by the Municipal Securities Rulemaking Board may cause further changes to the manner in which state and local government is able to interact with outside finance professionals. These new rules impact the nature of Oppenheimer's interactions with public finance clients, and may have a negative short-term impact on the volume of public finance transactions while the industry adapts to the new rules.
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
Oppenheimer elects to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under the alternative method, Oppenheimer is required to maintain a minimum “net capital”, as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $1.5 million, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require its liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer’s indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid-in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.
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
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the Markets of Financial Instruments Directive ("MiFID"). New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive ("CRD IV"), effective January 1, 2014, for Oppenheimer Europe Ltd. There are three capital ratios Oppenheimer Europe Ltd. must meet: 1) Common Equity Tier ratio of 4.5%; 2) Tier 1 Capital ratio of 6.0%; and 3) Total Capital ratio of 8.0%.
Oppenheimer Investments Asia Limited was approved by the SFC to place securities of U.S. listed companies with institutional clients and to provide corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.
OMHHF was approved to be a non-supervised HUD mortgagee under Title II of the U.S. Department of Housing and Urban Development ("HUD"). To maintain its status as an approved lender for HUD, OMHHF is required to meet and maintain various eligibility criteria established by HUD, such as minimum net worth, operational liquidity and collateral requirements. At December 31, 2014, OMHHF was required to maintain a minimum net worth of $2.5 million.
See Note 17 to the consolidated financial statements for the year ended December 31, 2014 appearing in Item 8 for further information on the Company’s regulatory capital requirements.
OTHER REQUIREMENTS
Senior Secured Notes
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company partially retired and redeemed the Notes and $150.0 million aggregate principal amount of the Notes remains outstanding.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2014, the Company was in compliance with all of its covenants.
On May 28, 2014, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes with a stable outlook. On August 8, 2014, S&P affirmed the Company and the Notes “B” rating and revised its outlook on the Notes to stable from positive.
Other debt
Through OMHHF, which is engaged in commercial mortgage origination and servicing, the Company utilizes an uncommitted warehouse facility line from PNC Bank ("PNC") under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.

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
You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2014 at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC’s Internet website is http://www.sec.gov.

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
In February 2008, the market for auction rate securities ("ARS") began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, approximately 15% of the overall ARS issued into the ARS market remained outstanding at December 31, 2014. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company’s clients’ ARS will be redeemed.
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

In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. The ultimate amount of ARS to be repurchased by the Company under the settlements with the Regulators or legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See Item 7 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters" and "Off-Balance Sheet Arrangements" for additional details.
Notwithstanding the foregoing settlements with the Regulators, the Company remains as a named respondent in several arbitrations by its current or former clients as well as a lawsuit related to its sale of ARS. In addition, the Company is continuing to cooperate with investigating entities from other states.
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
See "Legal Proceedings" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters."
The Company’s customers held at Oppenheimer approximately $134.2 million of ARS at December 31, 2014, exclusive of amounts that were owned by Qualified Institutional Buyers (“QIBs”), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time. If the Company was to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market’s failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company’s results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and, in the case of the MSD, may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won’t seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See "Legal Proceedings."
The Company has sought, with very limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS holdings.
Damage to our reputation could damage our businesses.
Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. See "The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses."

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

•
Liquidity is essential to the Company’s businesses. The Company’s liquidity could be negatively affected by an inability to raise funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company’s credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company’s financial condition and results of operations. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," under Item 7.

•
Changes in interest rates (especially if such changes are rapid), high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company’s businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue.

•
The reduction of interest rates to all-time record lows has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from money fund products and sponsored FDIC-covered deposits. If interest rates remain at the current historical low levels until late 2015, as is forecasted by the Federal Reserve, or later, the Company’s profitability will continue to be significantly negatively impacted.

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
Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be effective. Severe market events have historically been difficult to predict, and significant losses could be realized in the wake of such events. The "Flash Crash" on May 6, 2010 was driven not by external economic events but by internal market dynamics and automated systems. Such events cannot be predicted nor can anyone, including the Company, predict the effectiveness of controls put in place to prevent such incidents. Increasingly, threats of terrorism and terrorist acts have disrupted markets and increased the perception of risk to the worldwide economy. Any such act or threat may impact markets, and consequently the Company’s business, in an adverse manner.
The Company has experienced significant pricing pressure in areas of its business, which may impair its revenues and profitability.
In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company’s participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter “soft dollar” practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company’s clients place on high-quality research. Moreover, the Company’s inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additional pressure on sales and trading revenue may impair the profitability of the Company’s business.
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
The Company’s results of operations for a given period may be affected by the nature and scope of these activities and such activities will subject the Company to market fluctuations and volatility that may adversely affect the value of its positions, which could result in significant losses and reduce its revenues and profits. In addition, increased commitment of capital will expose the Company to the risk that a counter-party will be unable to meet its obligations, which could lead to financial losses that could adversely affect the Company’s results of operations. These activities may lead to a greater concentration of risk, which may cause the Company to suffer losses even when business conditions are generally favorable for others in the industry.
If the Company is unable to repay its outstanding indebtedness when due, its operations would be materially adversely affected.
At December 31, 2014, the Company had liabilities of approximately $2.3 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations or the liquidation of collateral supporting such borrowings will generate funds sufficient to repay its existing debt obligations as they come due. The Company’s failure to repay its indebtedness and make interest payments as required by its debt obligations would most likely have a material adverse effect on its results of operations and financial condition.
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
The securities industry and the Company’s business are subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The Company is also regulated by industry self-regulatory organizations, including FINRA, NFA, and the MSRB. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The regulatory environment is subject to change and the Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other federal or state governmental regulatory authorities, or self-regulatory organizations. In response to the financial crisis of 2008-2009, the regulatory environment to which the Company is subjected is expected to further intensify as additional rules and regulations are adopted by the Company’s regulators. These new regulations will likely increase costs related to compliance and may in other ways adversely affect the performance of the Company.
Oppenheimer is a broker-dealer and investment advisor registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	emerging standards concerning fees and charges imposed on clients for fee-based programs;

•	use and safekeeping of customers’ funds and securities;

•	anti-money laundering and Patriot Act compliance;

•	capital structure of securities firms;

•	compliance with lending practices (Regulation T);

•	record keeping; and

•	the conduct of directors, officers and employees.
Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations will result in enhanced standards of duty on broker dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company’s activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is the Company’s primary regulatory agency. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms’ operations. However, recently the SEC has significantly increased its direct oversight of registrants in areas that directly overlap with FINRA thereby increasing the Company’s costs of compliance and increasing the risks associated with compliance with emerging standards.
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

The imposition of any of these or other penalties could have a material adverse effect on our operating results and financial condition. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption "Regulation" and Item 7 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulation."
Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FCA and the SFC.
Oppenheimer and Freedom are subject to the SEC’s Net Capital Rule which requires the maintenance of minimum net capital. For a more detailed description of the regulatory scheme under which the Company operates, see Item 1 under the caption "Net Capital Requirements." Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA.
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
In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the recent worldwide credit disruptions, including the disruptions in the auction rate securities market in 2008. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. See Item 1A under the caption "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market," as well as Item 3 under the caption "Legal Proceedings" and Item 7 under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Environment – Other Regulatory Matters."
The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results.
If actual experience differs from management’s estimates used in the preparation of financial statements, the Company’s consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. The Company’s accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed by the Company as critical accounting estimates, are those described in Note 2 to the consolidated financial statements for the year ended December 31, 2014 appearing in Item 8. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

The value of the Company’s goodwill and intangible assets may become impaired.
A substantial portion of the Company’s assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see Note 18 to the consolidated financial statements for the year ended December 31, 2014 appearing in Item 8.
The Company’s risk management policies and procedures may leave it exposed to unidentified risks or an unanticipated level of risk.
The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible. This information may not be accurate, complete, or up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot give assurances that its policies and procedures will effectively and accurately record and verify this information. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
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
Risks related to insurance programs.
The Company’s operations and financial results are subject to risks and uncertainties related to the use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly property and casualty, general liability, workers’ compensation, and the portion of employee-related health care benefits plans funded by the Company, and certain errors and omissions liability, among others.
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
The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading);

•	employee theft and improper use of Company or client property;

•	employees conspiring with third parties to defraud the Company;

•	employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company;

•	the improper use of confidential information; or

•	employee conduct outside of acceptable norms including harassment.
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
In the fourth quarter of 2008, Lehman Brothers filed for bankruptcy protection and financial institutions including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Citigroup Inc., Bank of America Corporation, and American International Group, Inc. needed to accept substantial funding from the Federal government. In the fourth quarter of 2011, MF Global Holding Ltd. filed for bankruptcy protection. In August 2012, Peregrine Financial Group, Inc. was declared bankrupt and placed in receivership. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could affect the Company.
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
In the ordinary course of business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees, in its data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to its operations. Despite its security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. The recent increase in the number of security breaches at large retailers, credit card companies, movie studios and others reflect higher risk for all companies handling sensitive client data. Any such breach could compromise its networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt its operations and the services the Company provides to customers, damage its reputation, and cause a loss of confidence in its products and services, which could adversely affect its business, revenues and competitive position.
The Company may be exposed to damage to its business or its reputation by Cybersecurity incidents.
As the World becomes more interconnected through the use of the internet and users rely more extensively on the internet for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which the Company or our clients rely. These cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should the Company be affected by such an incident, we would be exposed to legal liability, loss of reputation as well as increased costs related to protection of systems and providing relief to clients.
The Company has and continues to introduce systems and software to prevent any such incidents and increasingly reviews and increases its defenses to such issues through the use of various services, programs and outside vendors. It is impossible for the Company to know when or if such incidents may arise or the business impact of any such incident.
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
The business operations that are conducted outside of the United States subject the Company to unique risks and potential loss.
To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. The Company operates in Israel, the United Kingdom, Isle of Jersey, Switzerland and China as well as through agents in Latin America. If the Company is unable to manage these risks relating to its foreign operations effectively, its reputation and results of operations could be harmed.
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
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Greece, Italy and France. While the ultimate impact of such action is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the World, including, specifically, the United States. Moreover, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.
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
In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union ("EU") member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets and may negatively impact our business, financial condition and liquidity.

The Company’s stock price can be volatile.
Stock price volatility may make it difficult for an investor to resell shares of the Company’s Class A non-voting common stock (the "Class A Stock") at the times and at the prices desired. The price of the Class A Stock can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	regulatory issues involving the Company or its competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	a downturn in the overall economy or the equity markets in particular;

•	failure to effectively integrate acquisitions or realize anticipated benefits from acquisitions; and

•	the occurrence of any of the other events described in these Risk Factors.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.
The trading volume in the Company’s Class A Stock is less than that of larger financial services companies.
Although the Company’s Class A Stock is listed for trading on the NYSE, the trading volume in its Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Class A Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Class A Stock, significant sales of shares of the Company’s Class A Stock, or the expectation of these sales, could cause the Company’s stock price to fall and increase the volatility of the Class A Stock generally.
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.
The Company issues two classes of shares, Class A Stock and Class B voting common stock ("Class B Stock"). At December 31, 2014, there were 99,680 shares of Class B Stock outstanding compared to 13,530,688 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.
The Company’s Chairman and CEO owns a significant portion of the Company’s Class B voting stock and therefore can exercise significant control over the corporate governance and affairs of the Company, which may result in him taking actions with which other stockholders do not agree.
An entity controlled by the Company’s Chairman and CEO, Mr. Albert Lowenthal, owns over 96% of the Class B voting stock. As a result, Mr. Lowenthal can exercise substantial influence over the outcome of most, if not of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This Class B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the impact of "say on pay" provisions at the Company.

Possible additional issuances of the Company’s stock will cause dilution.
At December 31, 2014, the Company had 13,530,688 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 45,549 shares of Class A Stock, as well as outstanding unvested stock awards granted for an additional 1,239,346 shares of Class A Stock. The Company is further authorized to issue up to 998,615 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders’ holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company’s stockholders. The market price of the Company’s Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. OMHHF operates its business out of North Wales, Pennsylvania and Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, U.K., St. Helier, Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong and Beijing, China.
The Company and its subsidiaries own no real property but, at December 31, 2014, occupied office space in 110 locations under standard commercial terms expiring between 2015 and 2028. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

Item 3. LEGAL PROCEEDINGS
Many aspects of the Company’s business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, and including investigations by multiple regulators of matters involving the same or similar underlying facts, which seek substantial penalties, fines or other monetary relief. The SEC, amongst other regulators, has announced its intention to bring more regulatory cases seeking substantial penalties in the future.
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
The materiality of legal and regulatory matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A as well as

"Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters" as well as "Factors Affecting 'Forward-Looking Statements'" in Item 7.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal proceedings set forth below where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $31.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters" in Item 7 for additional details.
As previously disclosed, Oppenheimer, without admitting or denying liability, entered into a Consent Order (the "Order") with the Massachusetts Securities Division (the "MSD") pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling a pending administrative proceeding against the respondents related to Oppenheimer’s sales of ARS to retail and other investors in the Commonwealth of Massachusetts.
As previously disclosed, on February 23, 2010, the New York Attorney General ("NYAG" and together with the MSD, the "Regulators") accepted Oppenheimer’s offer of settlement and entered an Assurance of Discontinuance ("AOD") pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer’s marketing and sale of ARS. Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made eight offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and June 11, 2014. The Company commenced a ninth offer to purchase on December 8, 2014 which expired on February 23, 2015. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of December 31, 2014, the Company had purchased and holds (net of redemptions) approximately $98.6 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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

In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of December 31, 2014, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon (the "ARS Losses"); (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor’s claim for consequential damages against Oppenheimer related to the investor’s inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of Items (1) through (3) will take effect.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2014 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2013, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial adviser in one of Oppenheimer’s branch offices and the supervision related thereto.
On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of the matter that was settled by Oppenheimer with FINRA in August 2013.
On July 16, 2013, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of low-priced securities on behalf of a former customer of the Company. The Company submitted a Wells response on August 19, 2013.
As a result of the above-described investigations, the SEC notified Oppenheimer that it intended to institute public administrative and cease and desist proceedings against it for failing to report a customer’s suspicious activities occurring through its Oppenheimer account in violation of the Exchange Act; aiding and abetting a customer’s violation of the broker-dealer registration provisions of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act.
To settle the investigations described above, on December 31, 2014, Oppenheimer submitted an Offer of Settlement to the SEC. On January 27, 2015, the SEC approved the Offer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order"). Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. In addition, as a result of discussions between Oppenheimer and senior members of the SEC staff, Oppenheimer agreed that the independent consultant, subject to review by the SEC, will also review Oppenheimer’s governance and compliance programs and processes and provide recommendations for changes in or improvements to Oppenheimer’s policies and procedures.
Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017.
As a result of the resolution of the SEC action, Oppenheimer became subject to a disqualification that would have negatively impacted the Company’s business and its results of operations. Accordingly, the Company sought and on January 27, 2015, received a waiver from the disqualification that would have prohibited the sale of certain privately-placed securities, including third party alternative investments. Oppenheimer believes that any disqualification resulting from the issuance of the Order for which Oppenheimer has not received a waiver or similar relief is not material to the business of Oppenheimer or its affiliates.
In February 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury ("FinCEN") relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. On January 27, 2015, FinCEN issued a Civil Monetary Assessment against Oppenheimer. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above.
The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters" in Item 7.
In connection with a case formerly brought by U.S. Airways on July 10, 2009, Oppenheimer asserted a third party statement of claim against Deutsche Bank Securities, Inc. ("DBSI") and Deutsche Bank A.G. ("Deutsche AG"). As a result of the award in favor of U.S. Airways in January 2013, Oppenheimer began prosecuting its claim in arbitration against DBSI in an effort to, among other things, recover in full the amount of $30.0 million including interest paid to U.S. Airways plus all associated costs. The arbitration commenced on May 5, 2014 and concluded in the fourth quarter of 2014. On January 13, 2015, the arbitration panel denied Oppenheimer’s claims in their entirety.
As of January 2015, Oppenheimer and certain affiliated parties are currently named as a defendant or respondent in one arbitration claim before FINRA, as well as one court action brought by individuals and entities who purchased ARS through Oppenheimer in amounts ranging from $275,000 to $17.7 million, seeking awards compelling Oppenheimer to repurchase such ARS or, alternatively, awards rescinding such sales, based on a variety of causes of action. The Company has filed, or is in the process of filing, its responses to such claims and has participated in or is awaiting hearings regarding such claims before FINRA or in the court action. As of December 31, 2014, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending arbitration and court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See Item 1A, "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market," and Note 17 to the consolidated financial statements appearing in Item 8 herein as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters and – Other Matters" and "Off-Balance Sheet Arrangements" herein.
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. Said portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia (U.S.N.D. GA). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. Oppenheimer’s summary judgment motion remains under consideration by the Bankruptcy Court. Oppenheimer believes that as a result of previous court rulings in this matter, the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently moved to dismiss or transfer the action. On October 5, 2011 plaintiffs filed a voluntary dismissal without prejudice. On the same date, Oppenheimer and Oppenheimer Trust Company agreed to suspend the running of any applicable statute of limitations defense for one year. Just prior to the expiration of the one-year tolling agreement, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. In response to the motions, plaintiffs’ counsel voluntarily agreed to stay their action until the resolution of all claims among the parties in the Oklahoma action. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al., in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in document discovery, pending the resolution of several privilege claims by cross-claim plaintiffs that implicate receivership proceedings pending before several courts in Oklahoma. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York ("New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company’s acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proven at trial. As part of the transaction, the parties had provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed-upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The Company deposited the $25.0 million in escrow pending the outcome of the legal proceedings and the expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company’s amended complaint. In October, 2014, the motion to dismiss was granted in part and denied in part by the New York Court. Discovery in the case is proceeding.
On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. On October 30, 2014, the Company and CIBC reached an agreement pursuant to which the Company, on October 31, 2014, paid CIBC $25.0 million as well as certain other costs and pursuant to which CIBC, on November 4, 2014, dismissed the arbitration. The Company’s action against CIBC will continue in the New York Court as more fully described above. See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters."
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer seeking a declaration from the panel that Oppenheimer would indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in December 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross Inc. ("Josephthal"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal was acquired by what is now Oppenheimer in 2001. Bear Stearns, later acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. In February 2014, Oppenheimer and JPMCC stipulated to a stay of the aforementioned FINRA arbitration proceedings because the German Litigation referenced above was still ongoing.
In August 2014, judgments ("Judgments") in favor of seven German plaintiffs were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including damages, interest and attorneys' fees) approximately €1.25 million (approximately US$1.55 million). These Judgments are presently being appealed by JPMCC and Oppenheimer. In addition, eighteen other cases have been filed against JPMCC with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.0 million (approximately US$3.4 million). In November 2014, JPMCC filed an amended statement of claim with FINRA in the United States to reopen the above-referenced arbitration case. Oppenheimer filed a motion to continue a stay of the proceedings and is awaiting a decision on such motion. Oppenheimer intends to vigorously defend itself in such action.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) The Company’s Class A Stock is listed and traded on the NYSE (trading symbol "OPY"). The Class B Stock is not traded on any stock exchange and, as a consequence, there is only limited trading in the Class B Stock. The Company does not presently contemplate listing the Class B Stock in the United States on any national or regional stock exchange or on NASDAQ.
The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2014 and 2013 fiscal years. Prices provided are based on data provided by the NYSE.

		NYSE
Class A Stock		High	Low
2014	1st Quarter	$29.75	$22.26
	2nd Quarter	$28.86	$21.28
	3rd Quarter	$24.80	$19.76
	4th Quarter	$24.70	$19.97
2013	1st Quarter	$21.00	$15.69
	2nd Quarter	$20.00	$16.75
	3rd Quarter	$19.75	$16.52
	4th Quarter	$24.80	$16.66
As at December 31, 2014, there were 1,284,895 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as at February 27, 2015 as set forth in the records of the Company’s transfer agent and registrar:

	Number of shares	Number of stockholders of record
Class A Stock	13,634,196	103
Class B Stock	99,680	52
(c) Dividends
The following table sets forth the frequency and amount of any cash dividends declared on the Company’s Class A Stock and Class B Stock for the fiscal years ended December 31, 2013 and 2014 and the first quarter of 2015:

Type	Declaration date	Record date	Payment date	Amount per share
Quarterly	January 24, 2013	February 8, 2013	February 22, 2013	$0.11
Quarterly	April 26, 2013	May 10, 2013	May 24, 2013	$0.11
Quarterly	July 26, 2013	August 9, 2013	August 23, 2013	$0.11
Quarterly	October 25, 2013	November 8, 2013	November 22, 2013	$0.11
Quarterly	January 31, 2014	February 14, 2014	February 28, 2014	$0.11
Quarterly	May 1, 2014	May 15, 2014	May 27, 2014	$0.11
Quarterly	August 1, 2014	August 15, 2014	August 29, 2014	$0.11
Quarterly	October 31, 2014	November 14, 2014	November 28, 2014	$0.11
Quarterly	January 30, 2015	February 13, 2015	February 27, 2015	$0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company’s need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company’s Board of Directors, from funds legally available therefore.
(d) Share-Based Compensation Plans
The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and amended in December 2011, and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together "EIP"), under which the Compensation and Stock Option Committee of the Board of Directors of the Company has granted options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers and key employees of the Company and its subsidiaries. From 2011 through 2013, restricted Class A Stock awards were granted to the Company’s non-employee directors as approved by a committee formed for that purpose. With the adoption of the OIP (as defined below), the amount and terms of such grants is determined by the Board of Directors of the Company.
Oppenheimer has an Employee Share Plan ("ESP") under which the Compensation and Stock Option Committee of the Board of Directors of the Company has granted stock awards and restricted stock awards to key management employees of the Company and its subsidiaries.
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP") which pursuant to its terms amends and restates each of the EIP and ESP and incorporates each of the EIP and ESP into the OIP.
The Company’s share-based compensation plans are described in Note 15 to the Company’s consolidated financial statements appearing in Item 8.
(e) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company’s Class A Stock, (2) the Standard & Poor’s 500 Index (S&P 500), and (3) the Standard & Poor’s 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As at December 31,	2009	2010	2011	2012	2013	2014
Oppenheimer Class A Stock	100	80	50	53	76	71
S&P 500	100	113	113	128	166	185
S&P 500 / Diversified Financials	100	104	72	100	139	161
Stock Buy-Back
On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the SEC and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be canceled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
The Company did not buy back any stock under this program in 2014.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the audited consolidated financial statements of the Company for each of the five years in the period ended December 31, 2014:

(Expressed in thousands, except number of shares and per share amounts)
	2014	2013	2012	2011	2010
Revenue	$1,004,464	$1,019,714	$952,612	$958,992	$1,036,273
Net income (loss) attributable to the Company	$8,826	$25,061	$(3,613)	$10,316	$38,532
Net income (loss) per share attributable to the Company (1)
basic	$0.65	$1.85	$(0.27)	$0.76	$2.89
diluted	$0.62	$1.77	$(0.27)	$0.74	$2.77
Total assets	$2,787,455	$2,952,720	$2,678,020	$3,527,439	$2,515,062
Long term debt	$150,000	$195,000	$195,000	$195,000	$122,503
Total liabilities	$2,253,723	$2,424,849	$2,173,019	$3,014,036	$2,007,700
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Stockholders’ equity attributable to the Company	$527,644	$522,518	$500,740	$508,070	$504,330
Book value per share attributable to the Company (1)	$38.71	$38.77	$36.80	$37.16	$37.73
Number of shares of capital stock outstanding (1)	13,630,368	13,477,647	13,607,998	13,671,945	13,368,202

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2014, the Company provided its services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of December 31, 2014 totaled approximately $87.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At December 31, 2014, client assets under management totaled approximately $25.9 billion. The Company provides trust services and products through Oppenheimer Trust Company. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") is engaged in commercial mortgage origination and servicing. At December 31, 2014, the Company employed 3,434 employees (3,363 full-time and 71 part-time), of whom approximately 1,324 were financial advisers.
Critical Accounting Policies
The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies:
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

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are significant to the overall fair value measurement.
The Company’s financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner; less-liquid private label mortgage and asset-backed securities; certain distressed municipal securities; interest rate lock commitments where OMHHF enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates; and auction rate securities.

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
Goodwill
The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”) reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company’s goodwill impairment analysis performed at December 31, 2014 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2013, as follows:
In estimating the fair value of the PCD, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded (“Price Multiples”) or to similar companies engaged in an actual merger or acquisition (“Precedent Transactions”). As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return (“Discounted Cash Flow” or “DCF”). Each of these standard valuation methodologies requires the use of management estimates and assumptions.
In its Price Multiples valuation analysis, the Company uses various operating metrics of comparable companies, including revenues, after-tax earnings, EBITDA as well as price-to-book value ratios at a point in time. The Company analyzes prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis includes the Company’s assumptions regarding discount rate, growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company weighs each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of the PCD reporting unit.
At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. See Note 18 to the consolidated financial statements appearing in Item 8 for further discussion.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. See Note 18 to the consolidated financial statements appearing in Item 8 for further discussion.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.

Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
New Accounting Pronouncements
Recently adopted and recently issued accounting pronouncements are described in Note 2 to the consolidated financial statements appearing in Item 8.
Business Environment
The securities industry is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in interest rates, inflation, political events, investor confidence, investor participation levels, legal and regulatory, accounting, tax and compliance requirements and competition, all of which have an impact on commissions, firm trading, fees from accounts under investment management as well as fees for investment banking services, and investment and interest income as well as on liquidity. Substantial fluctuations can occur in revenue and net income due to these and other factors.

For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS ‘failed’ because, in the tight credit market in and subsequent to 2008, dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Clients of the Company own ARS in their individual accounts. The absence of a liquid market for these securities presents a significant problem to clients continuing to own ARS and, as a result, to the Company. It should be noted that this is a failure of liquidity and not a default. These securities in almost all cases have not failed to pay interest or principal when due. These securities are fully collateralized for the most part and, for the most part, remain good credits. The Company did not act as an auction agent for ARS.

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

The Company has sought financing from a number of sources, without success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions which, to date, combined with purchases by the Company have reduced client holdings by 92%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A and "Factors Affecting 'Forward-Looking Statements'" herein.

Recent events have caused increased review and scrutiny of the methods utilized by financial service companies to finance their short term requirements for liquidity. The Company utilizes commercial bank loans, securities lending, and repurchase agreements to finance its short term liquidity needs (See "Liquidity"). All repurchase agreements and reverse repurchase agreements are collateralized by short term U.S. Government obligations and U.S. Government Agency obligations.

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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, the CFTC, the NFA and the FINRA in the United States, the FCA in the United Kingdom, the JFSC in the Isle of Jersey, the SFC, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC has increased their enforcement activities with an intent to bring more actions against firms and individuals for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules and to assert significant penalties in connection with such activities. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act ("Dodd Frank") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor is poised to propose its own rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts ("IRAs"). In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdictions in which securities are traded and the "spreads" demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around "high speed trading" has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. FINRA has proposed a data collection system (CARDS- Comprehensive Automated Risk Data System) that would collect data on virtually every transaction involving clients and process and retain the information. It is possible that client reaction to this information collection will drive client activity to non-broker dealers, and have a detrimental impact on the business of the Company. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available.
Recent revelations concerning the potential manipulation of LIBOR ("London Interbank Offered Rate") during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected. Similar investigations are underway with respect to the setting of foreign exchange rates over a broad time period and there is no way to predict the outcome of these investigations although recently enforcement has been instituted against a number of international banks as well as employees of such banks.

The rules and requirements that were created by the passage of the Patriot Act and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as through enforcement of the provisions of the Bank Secrecy Act ("BSA") and the Foreign Corrupt Practices Act ("FCPA") with respect to the amount of diligence required by financial institutions of both their foreign and domestic clients and their activities.

Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers ("CEOs") of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2014.

On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules ("FRRs") and reporting rules under SEC Rule 17a-5 ("Reporting Rule") for broker-dealers. The final amendments to the FRRs make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC’s ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators. The effective date for the FRRs was October 21, 2013. The effectiveness of certain provisions of the final amendments was extended to March 3, 2014.

The Reporting Rule requires all broker-dealers to file a new unaudited quarterly Form Custody report which provides information around custodial practices and was effective December 31, 2013. In addition, the new Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy Letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants ("AICPA") standards to Public Company Accounting Oversight Board ("PCAOB") standards as well as provides the SEC with access to auditors and audit workpapers. These rules are effective for fiscal years ending on or after June 1, 2014.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control – Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992 (the "1992 Framework"). The Company adopted the 2013 Framework on December 15, 2014 as a basis for their compliance with the Sarbanes-Oxley Act of 2002.

Other Regulatory Matters
In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial adviser in one of Oppenheimer’s branch offices and the supervision related thereto.
On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one former Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of the matter that was settled by Oppenheimer with FINRA in August 2013.
On July 16, 2013, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of low-priced securities on behalf of a former customer of the Company. The Company submitted a Wells response on August 19, 2013.

As a result of the above-described investigations, the SEC notified Oppenheimer that it intended to institute public administrative and cease and desist proceedings against it for failing to report a customer’s suspicious activities occurring through its Oppenheimer account in violation of the Exchange Act; aiding and abetting a customer’s violation of the broker-dealer registration provisions of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act.

To settle the investigations described above, on December 31, 2014, Oppenheimer submitted an Offer of Settlement to the SEC. On January 27, 2015, the SEC approved the Offer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order"). Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. In addition, as a result of discussions between Oppenheimer and senior members of the SEC staff, Oppenheimer agreed that the independent consultant, subject to review by the SEC, will also review Oppenheimer’s governance and compliance programs and processes and provide recommendations for changes in or improvements to Oppenheimer’s policies and procedures.

Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC on or before January 27, 2017.

On February 19, 2015, the Board of Directors of the Company (the “Board”) formed a Special Committee of the Board (the “Special Committee”) in order to engage an independent law or consulting firm to conduct a review of Oppenheimer and OAM’s broker dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee on how to improve any of the foregoing. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. As part of its engagement, the Company agreed that the recommendations of the review of the independent law firm shall be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm.

As a result of the resolution of the SEC action, Oppenheimer became subject to a disqualification that would have negatively impacted the Company’s business and its results of operations. Accordingly, the Company sought and on January 27, 2015, received a waiver from the disqualification that would have prohibited the sale of certain privately-placed securities, including third party alternative investments. Oppenheimer believes that any disqualification resulting from the issuance of the Order for which Oppenheimer has not received a waiver or similar relief is not material to the business of Oppenheimer or its affiliates.

In February 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury ("FinCEN") relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. Oppenheimer provided information it believed was responsive to the FinCEN request for information in March of 2014. On January 27, 2015, FinCEN issued a Civil Monetary Assessment against Oppenheimer. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved $20.0 million related to the aforementioned matters through the period ended June 30, 2014.

For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds ("ETFs"). Several Oppenheimer employees have provided on-the-record testimony in connection with the investigation.

In May 2014, Oppenheimer received a "Wells Notice" from FINRA requesting that Oppenheimer make a written submission to explain why Oppenheimer should not be charged with violations of FINRA rules relating to the supervision of one former financial adviser and associated charges related to alleged deficient supervisory systems, late FINRA U/4/U/5 filings and record retention. Oppenheimer has not filed a response to the FINRA Wells Notice.

Since early 2014, Oppenheimer has been responding to information requests from FINRA regarding the supervision of one of its former financial advisers who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. In August 2014, Oppenheimer received information requests from the SEC regarding supervision of the same financial adviser. Oppenheimer is continuing to cooperate with both the FINRA and SEC inquiries.

In November, 2014, Oppenheimer received a Notice of Contemplated Action from the New Mexico Securities Division (the "Division") alleging that certain federal agency bonds purchased by Bernalillo County, New Mexico in 2012 and 2013 were not suitable. Oppenheimer and a former registered representative were both named as respondents. This matter is in its preliminary stages, discovery has not commenced in this matter and a hearing date has not been scheduled. The Company believes that it has meritorious defenses to these allegations.

In March 2011, the Division of Securities for the State of Delaware ("Division of Securities") commenced an inquiry regarding a customer complaint received from an Oppenheimer customer resident in Delaware The customer complaint was settled in December 2012 and a Delaware state court approved the settlement. As part of its investigation, several employees gave on the record testimony concerning the customer’s accounts. In November 2014, Oppenheimer received a letter from the Department of Justice for the State of Delaware advising Oppenheimer that the results of their investigation indicated potential violations of the Delaware Securities Act (the "Act") and the rules and regulations pursuant to the Act as they relate to excessive trading, unsuitable recommendations, and failure to supervise. Oppenheimer continues to cooperate with the Division of Securities inquiry.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2014, the Company purchased and holds (net of redemptions) approximately $98.6 million in ARS from its clients. As of December 31, 2014, the Company had $825,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $12.2 million from clients through 2016 under legal settlements and awards.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company’s clients held at Oppenheimer approximately $134.2 million of ARS at December 31, 2014 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.

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
As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See "Legal Proceedings" herein and Note 16 to the consolidated financial statements appearing in Item 8.
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
Outlook
The Company recognizes the regulatory requirements of our industry, and we must perform a rigorous and ongoing assessment of our compliance and risk management efforts, invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company’s long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as to grow through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company’s stockholders with incremental value. The Company may review potential acquisition opportunities and will continue to focus its attention on the management of its existing business. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $8.8 million or $0.65 per share compared with net income of $25.1 million or $1.85 per share for the year ended December 31, 2013, a decrease of 64.8%. Revenue for the year ended December 31, 2014 was $1.0 billion, a decrease of 1.5% compared to the same period in 2013.
The following table sets forth the amount and percentage of the Company’s revenue from each principal source for each of the following years ended December 31:

(Amounts are expressed in thousands)
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commissions	$469,829	47%	$486,767	48%	$469,865	49%
Advisory fees	281,680	28%	274,178	27%	222,732	23%
Investment banking	125,598	12%	97,977	10%	89,477	10%
Interest	49,244	5%	53,216	5%	57,662	6%
Principal transactions, net	29,699	3%	43,768	4%	54,311	6%
Other	48,414	5%	63,808	6%	58,565	6%
Total revenue	$1,004,464	100%	$1,019,714	100%	$952,612	100%
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

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

(Expressed in thousands)
	2014 versus 2013		2013 versus 2012
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(16,938)	(3.5)	$16,902	3.6
Advisory fees	7,502	2.7	51,446	23.1
Investment banking	27,621	28.2	8,500	9.5
Interest	(3,972)	(7.5)	(4,446)	(7.7)
Principal transactions, net	(14,069)	(32.1)	(10,543)	(19.4)
Other	(15,394)	(24.1)	5,243	9.0
Total revenue	(15,250)	(1.5)	67,102	7.0
Expenses
Compensation and related expenses	(11,295)	(1.7)	49,525	7.9
Communications and technology	1,353	2.1	2,458	3.9
Occupancy and equipment costs	(3,746)	(5.6)	3,940	6.3
Clearing and exchange fees	228	0.9	731	3.1
Interest	(8,341)	(31.9)	(8,944)	(25.5)
Other	24,724	21.2	(25,044)	(17.7)
Total expenses	2,923	0.3	22,666	2.4
Income before income taxes	(18,173)	(41.4)	44,436	*
Income tax provision	(1,581)	(8.9)	17,432	5,380.2
Net income for the year	(16,592)	(63.4)	27,004	*
Net income attributable to non-controlling interest	(357)	(32.7)	(1,670)	(60.5)
Net income attributable to Oppenheimer Holdings Inc.	$(16,235)	(64.8)	$28,674	*
*    Not comparable
Fiscal 2014 compared to Fiscal 2013
Commission revenue was $469.8 million for the year ended December 31, 2014, a decrease of 3.5% compared with $486.8 million in 2013 due to low transaction volumes from retail investors during the 2014 year.
Advisory fees were $281.7 million for the year ended December 31, 2014, an increase of 2.7% compared with $274.2 million in 2013 due to increases in advisory fees on traditional managed products offset by decreases in incentive fees earned from the Company's participation in hedge funds in its asset management business.
Investment banking revenue was $125.6 million for the year ended December 31, 2014, an increase of 28.2% compared with $98.0 million in 2013 due to increases in fees earned from mergers and acquisitions activity and offset by decreases in equities underwriting fees during the 2014 year.
Interest revenue was $49.2 million for the year ended December 31, 2014, a decrease of 7.5% compared with $53.2 million in 2013, primarily attributable to a decrease in interest from lower holdings of overnight reverse repurchase agreements and U.S. government and agency securities.
Principal transactions revenue was $29.7 million for the year ended December 31, 2014, a decrease of 32.1% compared with $43.8 million in 2013 due to lower trading profits in equities and fixed income and lower originations of commercial mortgages during the 2014 year.
Other revenue was $48.4 million for the year ended December 31, 2014, a decrease of 24.1% compared to $63.8 million in 2013 due to the decrease in the value of assets underlying the deferred compensation plan and lower fees earned due to a lower number of loan originations (36 loans originated in the year ended December 31, 2014 compared to 62 loans originated in the year ended December 31, 2013).

Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $664.6 million during the year ended December 31, 2014, a decrease of 1.7% over the year ended December 31, 2013. Increases in incentive compensation were offset by decreases in production-related compensation, share based and deferred compensation obligations during the year ended December 31, 2014. Compensation and related expenses as a percentage of revenue was 66.2% during the year ended December 31, 2014 compared to 66.3% for the year ended December 31, 2013.
Non-compensation expenses were $314.1 million during the year ended December 31, 2014, an increase of 4.7% compared to $299.9 million during the 2013 year due to higher legal and regulatory costs (including largely non-deductible payments to regulators in the amount of $20.0 million in the aggregate) partially offset by lower debt service costs as a result of the partial redemption of the Senior Secured Notes during the 2014 year.
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
Compensation and benefits (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $675.9 million during the year ended December 31, 2013, an increase of 7.9% over the year ended December 31, 2012. Compensation and related expenses as a percentage of revenue was 66.3% during the year ended December 31, 2013 compared to 65.8% for the year ended December 31, 2012. An increase in production-related compensation contributed to much of the increase due to payouts associated with higher management and performance fees on managed products. Share-based compensation increased due to the increase in the value of stock appreciation rights associated with the Company’s stock. Incentive and deferred compensation also increased during the period.
Non-compensation expenses were $299.9 million during the year ended December 31, 2013, a decrease of 8.2% compared to $326.7 million during the same period last year which was negatively impacted by increased litigation costs associated with an arbitration award rendered against the Company in an auction rate securities-related matter.

The table below presents information about the reported revenue and income (loss) before income taxes of the Company’s business segments for the years ended December 31, 2014 and 2013:

(Expressed in thousands)
	For the Twelve Months Ended December 31,

	2014	2013	% Change
Revenue
Private Client	$582,364	$600,071	(3.0)
Asset Management	99,964	102,214	(2.2)
Capital Markets	298,597	281,377	6.1
Commercial Mortgage Banking	23,329	34,144	(31.7)
Corporate/Other	210	1,908	(89.0)
	1,004,464	1,019,714	(1.5)
Income (Loss) before income taxes
Private Client	60,116	65,924	(8.8)
Asset Management	33,707	40,951	(17.7)
Capital Markets	17,819	6,968	155.7
Commercial Mortgage Banking	8,546	11,413	(25.1)
Corporate/Other	(94,452)	(81,347)	16.1
	$25,736	$43,909	(41.4)
Private Client
Private Client reported revenue of $582.4 million for the year ended December 31, 2014, 3.0% lower than the year ended December 31, 2013, primarily due to a decrease in transaction-based business and a decrease in incentive fees earned on alternative products partially offset by increases in fees earned on traditional products during the 2014 year. Income before income taxes was $60.1 million for the year ended December 31, 2014, a decrease of 8.8% compared with the year ended December 31, 2013, affected by increased legal and regulatory costs partially offset by decreases in deferred compensation expenses during the 2014 year.

•	Retail commissions were $300.9 million for the year ended December 31, 2014, a decrease of 7.7% over the 2013 year.

•
Advisory fee revenue on traditional and alternative managed products was $187.5 million for the year ended December 31, 2014, an increase of 5.7% over the 2013 year (see Asset Management below for further information).

•
Incentive fees from the participation in hedge funds were $366,000 for the year ended December 31, 2014 compared with $17.8 million over the 2013 year, a decrease of 97.9%. Incentive fees allocated to this business segment are computed at the underlying fund's year-end when the measurement period ends and generally are earned in the fourth quarter of the Company's fiscal year.

•
Money market fees continue to be negatively impacted by waivers in the amount of $31.0 million during the year ended December 31, 2014 versus waivers of $30.4 million during the year ended December 31, 2013.

Asset Management
Asset Management reported revenue of $100.0 million for the year ended December 31, 2014, 2.2% lower than the year ended December 31, 2013. Income before income taxes was $33.7 million for the year ended December 31, 2014, a decrease of 17.7% compared with the year ended December 31, 2013 as a result of lower incentive fees earned on alternative products.

•	Advisory fee revenue on traditional and alternative managed products was $93.6 million for the year ended December 31, 2014, a decrease of 3.3% over the 2013 year.

•
Incentive fees from the participation in hedge funds were $415,000 for the year ended December 31, 2014 compared with $15.5 million for the year ended December 31, 2013, a decrease of 97.3%. Incentive fees allocated to this business segment are computed at the underlying fund's year-end when the measurement period ends and generally are earned in the fourth quarter of the Company's fiscal year.

•
AUM increased 2.3% to $25.9 billion at December 31, 2014, compared to $25.3 billion at December 31, 2013, which is the basis for advisory fee billings for the first quarter of 2015. The increase in AUM was comprised of asset appreciation of $0.2 billion and net new assets of $0.4 billion. The following table presents changes in AUM for the year ended December 31, 2014:

(Expressed in millions)
	For the Year Ended December 31, 2014
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
		Contributions	Redemptions
Fund Type
Traditional (1)	$20,940	$2,340	$(1,807)	$330	$21,803
Institutional Fixed Income (2)	1,194	20	(113)	94	1,195
Alternative Investments:
Hedge funds (3)	2,707	442	(508)	(99)	2,542
Private Equity Funds (4)	469	—	—	(125)	344
	$25,310	$2,802	$(2,428)	$200	$25,884

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
Capital Markets
Capital Markets reported revenue of $298.6 million for the year ended December 31, 2014, 6.1% higher than the year ended December 31, 2013 primarily due to increased fees from mergers and acquisitions activity. Income before income taxes was $17.8 million for the year ended December 31, 2014, an increase of 155.7% compared with income before income taxes of $7.0 million for the year ended December 31, 2013.

•	Institutional equities commissions were $115.4 million for the year ended December 31, 2014, an increase of 8.4% compared with the 2013 year.

•
Advisory fees from investment banking activities increased 99.3% to $54.0 million in the year ended December 31, 2014 compared with the 2013 year due to an increase in corporate finance advisory services during the 2014 year.

•	Equity underwriting fees decreased 8.4% to $47.1 million for the year ended December 31, 2014 compared with the 2013 year.

•	Revenue from Taxable Fixed Income decreased 19.6% to $65.0 million for the year ended December 31, 2014 compared with the 2013 year.

•	Public Finance and Municipal Trading revenue increased 6.4% to $23.3 million for the year ended December 31, 2014 compared with the 2013 year.
Commercial Mortgage Banking
Commercial Mortgage Banking reported revenue of $23.3 million for the year ended December 31, 2014, 31.7% lower than the year ended December 31, 2013, due to a decrease in the dollar volume of loans originated during the 2014 year as well as adjustments made for unfunded loan commitments extended and changes in the value of MSRs made during the fourth quarter of 2013. Income before income taxes was $8.5 million for the year ended December 31, 2014, a decrease of 25.1% compared with the year ended December 31, 2013, due to the lower number of loans originated during the 2014 year.

•
Loan origination fees for the year ended December 31, 2014 were $4.5 million, a decrease of 38.2% compared with the 2013 year, as the Company originated 36 commercial loans (62 in the year end December 31, 2013) with an aggregate principal loan balance of $285.4 million ($589.0 million in the year ended December 31, 2013).

•	Net servicing revenue for the year ended December 31, 2014 was $5.6 million compared with $5.1 million for the comparable period in 2013.
Liquidity and Capital Resources
At December 31, 2014, total assets decreased by 5.6% from December 31, 2013. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2014, the Company had $59.4 million of such borrowings outstanding compared to outstanding borrowings of $118.2 million at December 31, 2013. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.2 million and $387,000, respectively, at December 31, 2014. See Note 17 to the consolidated financial statements appearing in Item 8. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of money market funds and to a lesser extent cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and to a lesser extent cash and money market funds. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.3 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2014 were those earnings to be repatriated. See Note 14 to the consolidated financial statements appearing in Item 8. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
On August 5, 2011, Standard & Poor’s ("S&P") lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Greece, Italy and France. The negative impact of any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of these and any future negative credit rating actions with respect to U.S. government obligations and the credit ratings of other sovereign nations may have an impact on our business, financial condition and liquidity. Recent concerns over a potential default by the U.S. Government due to the inability of the Congress to adopt a long term solution to the debt limit have increased concerns over the use of short term U.S. securities as collateral for repurchase agreements. See Item 1A "Risk Factors – The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business".
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and settlements of legal proceedings, the Company has purchased and will, subject to the terms and conditions of the settlements, continue to purchase ARS on a periodic basis. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market," as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters" and "Off-Balance Sheet Arrangements" for additional details.

Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. See Note 11 to the consolidated financial statements appearing in Item 8 for further discussion.

On May 28, 2014, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes with a stable outlook. On August 8, 2014, S&P affirmed the Company and its Notes “B” rating and revised its outlook on the Notes to stable from positive.
Liquidity
For the most part, the Company’s assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $12.0 million in forgivable notes to employees (which are inherently illiquid) for the year ended December 31, 2014 ($13.9 million for the year ended December 31, 2013) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with market conditions and hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2014, bank call loans were $59.4 million ($118.2 million at December 31, 2013). The average daily bank loan outstanding for the year ended December 31, 2014 was $108.2 million ($164.4 million for the year ended December 31, 2013). The largest daily bank loan outstanding for the year ended December 31, 2014 was $247.9 million ($392.3 million for the year ended December 31, 2013). The average weighted interest rate on bank call loans applicable on December 31, 2014 was 1.22%.
At December 31, 2014, securities loan balances totaled $137.9 million ($211.6 million at December 31, 2013). The average daily securities loan balance for the year ended December 31, 2014 was $195.6 million ($222.0 million for the year ended December 31, 2013). The largest daily stock loan balance for the year ended December 31, 2014 was $293.4 million ($292.9 million for the year ended December 31, 2013).
The Company finances its government trading operations through the use of reverse repurchase agreements and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.

At December 31, 2014, the gross balances of reverse repurchase agreements and repurchase agreements were $314.1 million and $750.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2014 was $430.8 million and $949.1 million, respectively ($3.2 billion and $3.7 billion, respectively, for the year ended December 31, 2013). The largest daily amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2014 was $922.8 million and $1.4 billion, respectively ($8.9 billion and $9.5 billion, respectively, for the year ended December 31, 2013).
At December 31, 2014, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended December 31, 2014 was $nil. At December 31, 2014, the gross leverage ratio was 5.2.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At December 31, 2014, OMHHF had $16.7 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the year ended December 31, 2014 was $570,700 ($764,500 in 2013). OMHHF also receives funding from its immediate parent company.
As discussed in "Other Regulatory Matters" and "Results of Operations" above, the Company’s operating results during the first and second quarters of 2014 were significantly impacted by charges associated with regulatory matters. The settlement of these matters with the regulators in January 2015 and the related payments due were funded by the Company out of the results of operations.
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
Funding Risk

(Expressed in thousands)
	For the year ended December 31,

	2014	2013
Cash provided by (used in) operating activities	$78,315	$(3,429)
Cash used in investing activities	(4,398)	(14,012)
Cash used in financing activities	(108,404)	(19,631)
Net decrease in cash and cash equivalents	$(34,487)	$(37,072)
Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. (See Factors Affecting "Forward-Looking Statements".)
Other Matters
On November 28, 2014, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On February 27, 2015, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
The book value of the Company’s Class A and Class B Stock was $38.71 at December 31, 2014 compared to $38.77 at December 31, 2013, based on total outstanding shares of 13,630,368 and 13,477,647, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2014 was 14,250,663 compared to 14,124,060 outstanding on December 31, 2013.

Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2014, the Company purchased and holds (net of redemptions) approximately $98.6 million in ARS from its clients. In addition, the Company is committed to purchase another $12.2 million in ARS from clients through 2016 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans. At December 31, 2013, the amount of ARS held by the Company that was below investment grade was $3.6 million and the amount of ARS that was unrated was $50,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at December 31, 2014
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities ("ARS") Owned (1)	$98,550	$7,128	$91,422
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with Regulators (4)	825	49	776
Legal Settlements and Awards (5)	11,424	853	10,571
Total	$110,799	$8,030	$102,769

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the consolidated balance sheet at December 31, 2014. The valuation adjustment amount is included as a reduction to securities owned in the consolidated balance sheet at December 31, 2014.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2014.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at December 31, 2014. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $101.4 million of ARS as of December 31, 2014.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2016.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.0 million as of December 31, 2014. The valuation adjustment is comprised of $7.1 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of December 31, 2014 and $902,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At December 31, 2014, the Company had $825,000 of outstanding ARS purchase commitments related to the settlements with Regulators. However, Eligible Investors for future buybacks under the settlements with Regulators held approximately $101.4 million of ARS as of December 31, 2014. Since the Company was not committed to purchase this amount as of December 31, 2014, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference. Also, see "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market," as well as Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Environment – Other Regulatory Matters and – Other Matters" for additional details.
Contractual Obligations
The following table sets forth the Company’s contractual obligations as at December 31, 2014:

(Expressed in millions)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)	$301	$41	$72	$58	$130
Committed Capital (1)	5	5	—	—	—
Senior Secured Notes (2)(3)	196	13	26	157	—
ARS Purchase Commitments (4)	12	12	—	—	—
Total	$514	$71	$98	$215	$130

(1)	See Note 16 to the consolidated financial statements appearing in Item 8 for additional information.

(2)	See Note 11 to the consolidated financial statements appearing in Item 8 for additional information.

(3)	Includes interest payable of $45.9 million through maturity.

(4)	See Note 16 to the consolidated financial statements appearing in Item 8 for additional information.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR, (xxiii) the effects of Hurricane Sandy and the relocation of critical Company personnel, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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
Operational Risk. Operational risk generally refers to the risk of loss resulting from the Company’s operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in its operating systems, business disruptions and inadequacies or breaches in its internal control processes. The Company operates in diverse markets and it is reliant on the ability of its employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, the Company could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance policies and procedures (including the maintenance of disaster recovery facilities and procedures related thereto) that are designed to identify and manage operational risk at appropriate levels. With respect to its trading activities, the Company has procedures designed to ensure that all transactions are accurately recorded and properly reflected on the Company’s books on a timely basis. With respect to client activities, the Company operates a system of internal controls designed to ensure that transactions and other account activity (new account solicitation, transaction authorization, transaction processing, billing and collection) are properly approved, processed, recorded and reconciled. The Company has procedures designed to assess and monitor counterparty risk. For details of funding risk, see Item 7 under the caption “Liquidity and Capital Resources.”
Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with the increased volume of regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in Item 7 under the caption “Regulatory Environment.”
The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S. Patriot Act. See further discussion of the Company’s reserve policy in Item 7, under the captions “Critical Accounting Policies,” Item 3, “Legal Proceedings” and Item 1, “Regulation.”
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
At December 31, 2014 and 2013, the Company’s value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2014			VAR for Fiscal 2013
	High	Low	Average	High	Low	Average
Equity price risk	$389	$247	$320	$347	$33	$190
Interest rate risk	2,378	1,259	1,694	2,800	887	1,844
Commodity price risk	143	76	93	142	70	106
Diversification benefit	(2,182)	(1,003)	(1,460)	(1,509)	(644)	(1,077)
Total	$728	$579	$647	$1,780	$346	$1,063

(Expressed in thousands)
	VAR at December 31,
	2014	2013
Equity price risk	$389	$33
Interest rate risk	2,378	1,113
Commodity price risk	76	90
Diversification benefit	(2,182)	(644)
Total	$661	$592
The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company’s results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2014 from those reported in 2013 reflect changes in the size and composition of the Company’s trading portfolio at December 31, 2014 compared to December 31, 2013. The Company’s portfolio as at December 31, 2014 includes approximately $15.7 million ($15.3 million in 2013) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” and Item 1A, “Risk Factors.”
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
As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective.
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
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, NY
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, NY
March 6, 2015

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:
In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Oppenheimer Holdings Inc. for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 6, 2013, except for Note 19, as to which the date is March 7, 2014

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31,

(Expressed in thousands, except share amounts)	2014	2013
ASSETS
Cash and cash equivalents	$63,807	$98,294
Cash and securities segregated for regulatory and other purposes	18,594	36,323
Deposits with clearing organizations	36,510	23,679
Receivable from brokers, dealers and clearing organizations	314,475	364,873
Receivable from customers, net of allowance for credit losses of $2,427 ($2,423 in 2013)	864,189	868,869
Income tax receivable	4,240	6,562
Securities purchased under agreements to resell	251,606	184,825
Securities owned, including amounts pledged of $518,123 ($586,625 in 2013), at fair value	843,155	856,088
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $42,211 and $8,606, respectively ($54,465 and $9,718, respectively, in 2013)	34,932	40,751
Office facilities, net of accumulated depreciation of $103,547 ($97,118 in 2013)	29,589	32,939
Loans held for sale	19,243	75,989
Mortgage servicing rights	30,140	28,879
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	107,386	165,060
Total assets	$2,787,455	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$35,373	$48,198
Bank call loans	59,400	118,200
Payable to brokers, dealers and clearing organizations	257,161	223,315
Payable to customers	652,256	626,564
Securities sold under agreements to repurchase	687,440	757,491
Securities sold, but not yet purchased, at fair value	92,510	76,314
Accrued compensation	165,134	180,119
Accounts payable and other liabilities	141,352	192,552
Senior secured notes	150,000	195,000
Deferred tax liabilities, net of deferred tax assets of $68,622 ($69,805 in 2013)	13,097	7,096
Total liabilities	2,253,723	2,424,849
Commitments and contingencies (Note 16)
Stockholders’ equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,530,688 and 13,377,967 shares issued and outstanding at December 31, 2014 and 2013, respectively	62,264	60,065
Class B voting common stock, par value $0.001 per share, 99,680 shares authorized, issued and outstanding	133	133
	62,397	60,198
Contributed capital	45,118	42,407
Retained earnings	421,047	418,204
Accumulated other comprehensive (loss) income	(918)	1,709
Total Oppenheimer Holdings Inc. stockholders’ equity	527,644	522,518
Non-controlling interest	6,088	5,353
Total stockholders’ equity	533,732	527,871
Total liabilities and stockholders’ equity	$2,787,455	$2,952,720
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2014	2013	2012
REVENUE
Commissions	$469,829	$486,767	$469,865
Advisory fees	281,680	274,178	222,732
Investment banking	125,598	97,977	89,477
Interest	49,244	53,216	57,662
Principal transactions, net	29,699	43,768	54,311
Other	48,414	63,808	58,565
Total revenue	1,004,464	1,019,714	952,612
EXPENSES
Compensation and related expenses	664,641	675,936	626,411
Communications and technology	67,170	65,817	63,359
Occupancy and equipment costs	63,012	66,758	62,818
Clearing and exchange fees	24,709	24,481	23,750
Interest	17,801	26,142	35,086
Other	141,395	116,671	141,715
Total expenses	978,728	975,805	953,139
Income (loss) before income taxes	25,736	43,909	(527)
Income tax provision	16,175	17,756	324
Net income (loss) for the year	9,561	26,153	(851)
Less net income attributable to non-controlling interest	735	1,092	2,762
Net income (loss) attributable to Oppenheimer Holdings Inc.	$8,826	$25,061	$(3,613)
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$0.65	$1.85	$(0.27)
Diluted	$0.62	$1.77	$(0.27)
Weighted average shares
Basic	13,604,258	13,577,725	13,602,205
Diluted	14,250,663	14,124,060	13,602,205
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31,

	2014	2013	2012
(Expressed in thousands)
Net income (loss) for the year	$9,561	$26,153	$(851)
Other comprehensive (loss) income, net of tax (1)
Currency translation adjustment	(2,627)	1,502	415
Comprehensive income (loss) for the year	6,934	27,655	(436)
Net income attributable to non-controlling interests	735	1,092	2,762
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$6,199	$26,563	$(3,198)

(1)	Total other comprehensive (loss) income is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to non-controlling interests.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands)	2014	2013	2012
Share capital
Balance at beginning of year	$60,198	$62,181	$62,726
Issuance of Class A non-voting common stock	2,199	1,642	1,321
Repurchase of Class A non-voting common stock for cancellation	—	(3,625)	(1,866)
Balance at end of year	62,397	60,198	62,181
Contributed capital
Balance at beginning of year	42,407	39,231	36,832
Tax benefit (deficiency) from share-based awards	1,194	(78)	(720)
Share-based expense	5,694	5,145	3,601
Vested employee share plan awards	(4,177)	(1,891)	(1,316)
Acquisition of non-controlling interest	—	—	834
Balance at end of year	45,118	42,407	39,231
Retained earnings
Balance at beginning of year	418,204	399,121	408,720
Net income (loss) for the year attributable to Oppenheimer Holdings Inc.	8,826	25,061	(3,613)
Dividends paid ($0.44 per share)	(5,983)	(5,978)	(5,986)
Balance at end of year	421,047	418,204	399,121
Accumulated other comprehensive income (loss)
Balance at beginning of year	1,709	207	(208)
Currency translation adjustment	(2,627)	1,502	415
Balance at end of year	(918)	1,709	207
Total Oppenheimer Holdings Inc. stockholders’ equity	527,644	522,518	500,740
Non-controlling interest
Balance at beginning of year	5,353	4,261	5,333
Net income attributable to non-controlling interest, net of tax	735	1,092	2,762
Acquisition of non-controlling interest	—	—	(3,834)
Balance at end of year	6,088	5,353	4,261
Total stockholders’ equity	$533,732	$527,871	$505,001
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31,

(Expressed in thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss) for the year	$9,561	$26,153	$(851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(2,074)	—	—
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	7,748	9,405	10,466
Deferred income taxes	6,001	23,436	(26,642)
Amortization of notes receivable	16,043	18,762	19,515
Amortization of debt issuance costs	530	639	639
Write-off of debt issuance costs	588	—	—
Amortization of intangible assets	—	—	3,889
Amortization of mortgage servicing rights	2,819	1,881	3,200
Provision for (reversal of) credit losses	4	167	(292)
Share-based compensation	6,074	9,249	4,191
Reduction of excess of fair value of acquired assets over cost	—	—	(7,020)
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	17,729	(3,323)	(2,914)
Deposits with clearing organizations	(12,831)	2,275	9,862
Receivable from brokers, dealers and clearing organizations	50,398	114,826	(191,586)
Receivable from customers	4,676	(51,095)	20,173
Income tax receivable	2,322	(6,111)	6,292
Securities purchased under agreements to resell	(66,781)	(184,825)	847,688
Securities owned	12,933	(96,346)	164,799
Notes receivable	(10,224)	(12,189)	(12,795)
Loans held for sale	56,746	(53,115)	86,382
Mortgage servicing rights	(4,080)	(3,777)	(7,388)
Other assets	53,929	(49,772)	(11,980)
Increase (decrease) in operating liabilities:
Drafts payable	(12,825)	(8,388)	4,738
Payable to brokers, dealers and clearing organizations	33,846	19,097	(131,392)
Payable to customers	25,692	(65,814)	212,482
Securities sold under agreements to repurchase	(70,051)	365,100	(1,116,102)
Securities sold, but not yet purchased	16,196	(97,136)	104,035
Accrued compensation	(15,365)	25,581	5,566
Accounts payable and other liabilities	(51,289)	11,891	(4,407)
Cash provided by (used in) operating activities	78,315	(3,429)	(9,452)
Cash flows from investing activities
Purchase of office facilities	(4,398)	(14,012)	(14,739)
Cash used in investing activities	(4,398)	(14,012)	(14,739)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,983)	(5,978)	(5,986)
Issuance of Class A non-voting common stock	185	150	—
Repurchase of Class A non-voting common stock for cancellation	—	(3,625)	(1,866)
Tax benefit (deficiency) from share-based awards	1,194	(78)	(720)
Redemption of senior secured notes	(45,000)	—	—
Acquisition of non-controlling interest	—	—	(3,000)
(Decrease) increase in bank call loans, net	(58,800)	(10,100)	100,800
Cash (used in) provided by financing activities	(108,404)	(19,631)	89,228
Net (decrease) increase in cash and cash equivalents	(34,487)	(37,072)	65,037
Cash and cash equivalents, beginning of year	98,294	135,366	70,329
Cash and cash equivalents, end of year	$63,807	$98,294	$135,366
Schedule of non-cash financing activities
Employee share plan issuance	$2,014	$1,492	$1,321
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$18,784	$26,492	$38,692
Cash paid during the year for income taxes, net of refunds	$7,590	$4,509	$14,254
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
The principal subsidiaries of OPY are Oppenheimer & Co. Inc. (“Oppenheimer”), a registered broker dealer in securities, Oppenheimer Asset Management Inc. (“OAM”) and its wholly-owned subsidiary, Oppenheimer Investment Management LLC (“OIM”), both registered investment advisors under the Investment Advisors Act of 1940, Oppenheimer Trust Company of Delaware (“Oppenheimer Trust”), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. (“OMHHF”), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission.
Oppenheimer provides its services from 92 offices in 24 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. (“Freedom”), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

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
Accounting standards require the Company to present non-controlling interests as a separate component of stockholders’ equity on the Company’s consolidated balance sheet. On September 28, 2012, the Company purchased additional shares of OMHHF for $3.0 million, representing 16.32% of OMHHF. As of December 31, 2014, the Company owned 83.68% of OMHHF and the non-controlling interest recorded in the consolidated balance sheet was $6.1 million.
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
In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, stock-based compensation plans, mortgage servicing rights, and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain areas in which estimates are a significant component of the amounts reported in the consolidated financial statements follows.

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

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are significant to the overall fair value measurement.
The Company’s financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. government, federal agency, and sovereign government obligations, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, municipal obligations, and certain money market instruments. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner; less-liquid private label mortgage and asset-backed securities; certain distressed municipal securities; interest rate lock commitments where OMHHF enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates; and auction rate securities (“ARS”).
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
The Company also makes loans to financial advisers as part of its hiring process. These loans are recorded as notes receivable on its consolidated balance sheet. Reserves are established on these loans if the financial adviser is no longer associated with the Company and the loan has not been promptly repaid.
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
Goodwill
The Company defines a reporting unit as an operating segment. The Company’s goodwill resides in its Private Client Division (“PCD”) reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company’s goodwill impairment analysis performed at December 31, 2014 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2013, as follows:
In estimating the fair value of the PCD, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded (“Price Multiples”) or to similar companies engaged in an actual merger or acquisition (“Precedent Transactions”). As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return (“Discounted Cash Flow” or “DCF”). Each of these standard valuation methodologies requires the use of management estimates and assumptions.
In its Price Multiples valuation analysis, the Company uses various operating metrics of comparable companies, including revenues, after-tax earnings, EBITDA as well as price-to-book value ratios at a point in time. The Company analyzes prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis includes the

Company’s assumptions regarding discount rate, growth rates of the PCD’s revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company weighs each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of the PCD reporting unit.
At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. See Note 18 for further discussion.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. See Note 18 for further discussion.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock, stock options and stock appreciation rights. In accordance with ASC Topic 718, “Compensation - Stock Compensation,” the Company classifies the stock options and restricted stock awards as equity awards, which requires the compensation cost to be recognized on the consolidated statements of operations at grant date fair value. The fair value of restricted stock awards is determined based on the grant date closing price of the Company’s Class A Stock adjusted for the present value of the dividend. The fair value of stock options is determined using the Black-Scholes model using a forfeiture rate based on historical results. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company’s Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. Compensation expense related to these awards is amortized over the service period of the award, net of estimated forfeitures.

The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured at each reporting period until the award vests. The fair value of OARs is determined using the Black-Scholes model at the end of each reporting period. The adjusted liability is amortized on a straight-line basis over the vesting period.
Mortgage Servicing Rights
The Company’s Mortgage Servicing Rights (“MSRs”) assets are initially measured and recorded at fair value based on the present value of future net servicing income adjusted for factors such as discount rate and prepayment speeds. After initial measurement, MSRs are amortized over a ten year period. The Company reviews the capitalized MSRs for impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio.
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
Investment Banking Fees
Underwriting revenues and advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses. Non-reimbursable expenses associated with advisory transactions are recorded within other expenses.

Interest
Interest revenue represents interest earned on margin debit balances, securities borrowed transactions, reverse repurchase agreements, fixed income securities, firm investments, and cash and cash equivalents. Interest revenue is recognized in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates.
Asset Management
Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance (or incentive) fees when the return on assets under management (“AUM”) exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as at the fund’s year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company’s fiscal year. Asset management fees and performance fees are included in advisory fees in the consolidated statements of operations. Assets under management are not included as assets of the Company.
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
Notes Receivable
Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company’s overall growth strategy. These loans are generally forgiven and amortized over a service period of 3 to 5 years from the initial date of the loan or based on productivity levels of employees and all such notes are contingent on the employees’ continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statements of operations in compensation and related expenses.
Office Facilities
Office facilities are stated at cost less accumulated depreciation. Depreciation of furniture, fixtures, and equipment is provided on a straight-line basis generally over 3-7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease. Deferred rent is included in accounts payable and other liabilities in the consolidated balance sheet.

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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU provides guidance that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or tax credit carryforward. The ASU became effective for the Company prospectively beginning January 1, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 "Business Combination - Pushdown Accounting." The ASU gives the acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. The ASU became effective upon issuance. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has or will have a major effect on an entity’s operation. The ASU also modified related disclosure requirements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2014 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation." The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based award as performance conditions that affect vesting. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management of an entity to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and also provide disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2016 and early adoption is permitted. The Company will evaluate the impact on its disclosure.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its consolidated financial statements.

3.    Cash and securities segregated for regulatory and other purposes
Deposits of $17.7 million were held at year-end in special reserve bank accounts for the exclusive benefit of customers in accordance with regulatory requirements at December 31, 2014 ($35.5 million at December 31, 2013). To the extent permitted, these deposits are invested in interest bearing accounts collateralized by qualified securities.

4.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2014	2013
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$242,172	$274,127
Receivable from brokers	38,149	23,384
Securities failed to deliver	11,055	9,628
Clearing organizations	21,106	26,446
Omnibus accounts	—	18,086
Other	1,993	13,202
Total	$314,475	$364,873
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$137,892	$211,621
Securities failed to receive	23,573	5,346
Clearing organizations and other	95,696	6,348
Total	$257,161	$223,315

5.    Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of December 31,
	2014		2013
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$570,607	$30,615	$596,114	$11,889
Corporate debt and other obligations	19,795	2,646	14,673	4,847
Mortgage and other asset-backed securities	6,689	255	3,395	7
Municipal obligations	60,833	51	40,166	72
Convertible bonds	49,813	11,369	53,719	13,922
Corporate equities	42,751	47,574	61,634	45,336
Money markets	1,245	—	1,263	241
Auction rate securities	91,422	—	85,124	—
Total	$843,155	$92,510	$856,088	$76,314
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at December 31, 2014 are corporate equities with estimated fair values of approximately $15.7 million ($15.3 million at December 31, 2013), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

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
Loans Held for Sale
The loans held for sale are reported at fair value. The Company determines the fair value of the loans held for sale using both a discounted cash flow model (see key assumptions used in determining mortgage servicing rights below) and quoted observable prices from market participants. Therefore, the Company categorizes these loans held for sale in Level 2 of the fair value hierarchy.

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
Estimated Life – The estimated life of the MSRs is derived using a continuous prepayment rate (“CPR”) assumption which estimates projected prepayments of the loan portfolio by considering factors such as note rates, lockouts, and prepayment penalties at the loan level. The CPR rates used are 0% until such time that a loans prepayment penalty rate hits 4% of the unpaid principal balance of the loan with the vast majority of CPR speeds ranging from 10% to 15% thereafter, with an average of 12%.
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
Auction Rate Securities
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office (“NYAG”) and the Massachusetts Securities Division (“MSD” and, together with the NYAG, the “Regulators”) concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2014, the Company purchased and holds (net of redemptions) approximately $98.6 million in ARS from its clients. In addition, the Company is committed to purchase another $12.2 million in ARS from clients through 2016 under legal settlements and awards. See Note 16 for further discussion.
The Company also held $150,000 in ARS in its proprietary trading account as of December 31, 2014 as a result of the failed auctions in February 2008. The ARS positions that the Company owns and are committed to purchase primarily represent Auction Rate Preferred Securities issued by closed-end funds and, to a lesser extent, Municipal Auction Rate Securities which are municipal bonds wrapped by municipal bond insurance and Student Loan Auction Rate Securities which are asset-backed securities backed by student loans.
The Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.0 million as of December 31, 2014. The valuation adjustment is comprised of $7.1 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of December 31, 2014 and $902,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards.
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
Additional information regarding the valuation technique and inputs for level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at December 31, 2014
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$77,025	$4,339	$72,686	Discounted Cash Flow	Discount Rate (2)	1.50% to 2.04%	1.78%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.012% to 0.48%	0.30%
Municipal Auction Rate Securities	11,475	1,157	10,318	Discounted Cash Flow	Discount Rate (4)	2.64%	2.64%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.23%	0.23%
	5,975	627	5,348	Secondary Market Trading Activity	Observable trades in inactive market for in-portfolio securities	89.50% of par	89.50% of par
Student Loan Auction Rate Securities	450	66	384	Discounted Cash Flow	Discount Rate (5)	3.17%	3.17%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	0.79%	0.79%
Other (7)	3,625	939	2,686	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	74.11% of par	74.11% of par
	$98,550	$7,128	$91,422
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$7,626	$410	$7,216	Discounted Cash Flow	Discount Rate (2)	1.50% to 2.04%	1.78%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	0.12% to 0.48%	0.30%
Municipal Auction Rate Securities	4,065	410	3,655	Discounted Cash Flow	Discount Rate (4)	2.64%	2.64%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	0.23%	0.23%
Student Loan Auction Rate Securities	558	82	476	Discounted Cash Flow	Discount Rate (5)	3.17%	3.17%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	0.79%	0.79%
	$12,249	$902	$11,347
Total	$110,799	$8,030	$102,769

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the consolidated balance sheet at December 31, 2014. The valuation adjustment amount is included as a reduction to securities owned in the consolidated balance sheet at December 31, 2014.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.36%.

(3)	Based on current auctions in comparable securities that have not failed.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.51%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.97%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2014.

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

The fair value of ARS is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at December 31, 2014 would result in a decrease in the fair value of $941,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at December 31, 2014 would result in a decrease in the fair value of $1.9 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are “stressed” and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2014, the Company had a valuation adjustment (unrealized loss) of $7.1 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of December 31, 2014, the Company also had a valuation adjustment of $902,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other liabilities on the consolidated balance sheet. The total valuation adjustment was $8.0 million as of December 31, 2014. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
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
The following table provides information about the Company’s investments in Company-sponsored funds at December 31, 2014:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,159	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	6,668	1,251	N/A	N/A
	$8,827	$1,251

(1)
Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies. Each hedge fund has various restrictions regarding redemption; no investment is locked-up for a period greater than one year.

(2)
Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature of these funds, investors are not permitted to make withdrawals without consent of the general partner. The lock-up period of the private equity funds can extend to 10 years.

Valuation Process
The Finance & Accounting (“F&A”) group is responsible for the Company’s fair value policies, processes and procedures. F&A is independent from the business units and is headed by the Company’s Chief Financial Officer ("CFO"), who has final authority over the valuation of the Company’s financial instruments. The Finance Control Group (“FCG”) within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures. FCG is also independent from the business units and trading desks.
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
Assets and Liabilities Measured at Fair Value
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31,175	$—	$—	$31,175
Deposits with clearing organizations	24,188	—	—	24,188
Securities owned:
U.S. Treasury securities	540,223	—	—	540,223
U.S. Agency securities	—	26,261	—	26,261
Sovereign obligations	—	4,123	—	4,123
Corporate debt and other obligations	—	19,795	—	19,795
Mortgage and other asset-backed securities	—	6,689	—	6,689
Municipal obligations	—	60,669	164	60,833
Convertible bonds	—	49,813	—	49,813
Corporate equities	42,751	—	—	42,751
Money markets	1,245	—	—	1,245
Auction rate securities	—	—	91,422	91,422
Securities owned, at fair value	584,219	167,350	91,586	843,155
Investments (1)	—	51,246	9,508	60,754
Loans held for sale	—	19,243	—	19,243
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	4,535	—	4,535
Interest rate lock commitments	—	—	7,576	7,576
Derivative contracts, total	—	4,535	7,576	12,111
Total	$639,582	$492,374	$108,670	$1,240,626
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$30,581	$—	$—	$30,581
U.S. Agency securities	—	34	—	34
Corporate debt and other obligations	—	2,646	—	2,646
Mortgage and other asset-backed securities	—	255	—	255
Municipal obligations	—	51	—	51
Convertible bonds	—	11,369	—	11,369
Corporate equities	47,574	—	—	47,574
Money markets	—	—	—	—
Securities sold, but not yet purchased at fair value	78,155	14,355	—	92,510
Investments	—	—	—	—
Derivative contracts:
U.S. treasury futures	252	—	—	252
Federal funds futures	43	—	—	43
Eurodollars futures	55	—	—	55
General collateral futures	3	—	—	3
Foreign currency forward contracts	10	—	—	10
TBAs	—	1,018	—	1,018
Interest rate lock commitments	—	—	1,222	1,222
ARS purchase commitments	—	—	902	902
Derivative contracts, total	363	1,018	2,124	3,505
Total	$78,518	$15,373	$2,124	$96,015

(1)	Included in other assets on the consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)
	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$60,268	$—	$—	$60,268
Securities segregated for regulatory and other purposes	11,495	—	—	11,495
Deposits with clearing organizations	10,492	—	—	10,492
Securities owned:
U.S. Treasury securities	566,346	—	—	566,346
U.S. Agency securities	—	29,448	—	29,448
Sovereign obligations	—	320	—	320
Corporate debt and other obligations	—	14,673	—	14,673
Mortgage and other asset-backed securities	—	3,395	—	3,395
Municipal obligations	—	39,930	236	40,166
Convertible bonds	—	53,719	—	53,719
Corporate equities	61,634	—	—	61,634
Money markets	1,263	—	—	1,263
Auction rate securities	—	—	85,124	85,124
Securities owned, at fair value	629,243	141,485	85,360	856,088
Investments (1)	10,775	47,726	5,946	64,447
Loans held for sale	—	75,989	—	75,989
Securities purchased under agreements to resell (2)	—	184,000	—	184,000
Derivative contracts:
TBAs	—	2,155	—	2,155
Interest lock commitments	—	—	2,375	2,375
Derivative contracts, total	—	2,155	2,375	4,530
Total	$722,273	$451,355	$93,681	$1,267,309
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$11,837	$—	$—	$11,837
U.S. Agency securities	—	52	—	52
Corporate debt and other obligations	—	4,847	—	4,847
Mortgage and other asset-backed securities	—	7	—	7
Municipal obligations	—	72	—	72
Convertible bonds	—	13,922	—	13,922
Corporate equities	45,336	—	—	45,336
Money markets	241	—	—	241
Securities sold, but not yet purchased at fair value	57,414	18,900	—	76,314
Investments	648	—	—	648
Derivative contracts:
U.S. treasury futures	186	—	—	186
Federal funds futures	18	—	—	18
Eurodollars futures	44	—	—	44
TBAs	—	73	—	73
Interest rate lock commitments	—	—	3,653	3,653
ARS purchase commitments	—	—	2,600	2,600
Derivative contracts, total	248	73	6,253	6,574
Total	$58,310	$18,973	$6,253	$83,536

(1)	Included in other assets on the consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 assets and liabilities in the years ended December 31, 2014 and 2013.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2014
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (5)(6)	Purchases and Issuances (7)	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipals	236	(72)	—	—	—	164
Auction rate securities (1)(8)	85,124	(622)	20,625	(13,705)	—	91,422
Interest rate lock commitments (2)	2,375	5,201	—	—	—	7,576
Investments (3)	5,946	101	5,178	(1,097)	(620)	9,508
Liabilities
Interest rate lock commitments (2)	3,653	2,431	—	—	—	1,222
ARS purchase commitments (4)	2,600	1,698	—	—	—	902

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Primarily represents general partner ownership and limited partner interests in hedge funds and private equity funds sponsored by the Company.

(4)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the year.

(5)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.

(6)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

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

(8)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the year for regulatory and legal ARS settlements and awards.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2013
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (6)(7)	Purchases and Issuances (8)	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Mortgage and other asset-backed securities (1)	$40	$—	$—	$(8)	$(32)	$—
Municipals	239	(3)	—	—	—	236
Auction rate securities (2)(9)	72,118	(1,409)	21,875	(7,460)	—	85,124
Interest rate lock commitments (3)	—	2,375	—	—	—	2,375
Investments (4)	12,954	929	1,414	(8,898)	(453)	5,946
Liabilities
Auction rate securities (2)	100	—	100	—	—	—
Interest rate lock commitments (3)	—	(3,653)	—	—	—	3,653
ARS purchase commitments (5)	2,647	47	—	—	—	2,600

(1)	Represents private placements of non-agency collateralized mortgage obligations.

(2)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(4)	Primarily represents general partner ownership and limited partner interests in hedge funds and private equity funds sponsored by the Company.

(5)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the year.

(6)	Included in principal transactions on the consolidated statement of operations, except for investments which are included in other income on the consolidated statement of operations.

(7)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(8)
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

(9)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the year for regulatory and legal ARS settlements and awards.
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
The fair value of MSRs is based on observable and unobservable inputs and thus categorized as Level 3 in the fair value hierarchy. See valuation techniques above for key assumptions used.

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)			Fair Value Measurement: Assets
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$32,632	$32,632	$32,632	$—	$—	$32,632
Cash segregated for regulatory and other purposes	18,594	18,594	18,594	—	—	18,594
Deposits with clearing organization	12,322	12,322	12,322	—	—	12,322
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	242,172	242,172	—	242,172	—	242,172
Receivables from brokers	38,149	38,149	—	38,149	—	38,149
Securities failed to deliver	11,055	11,055	—	11,055	—	11,055
Clearing organizations	21,106	21,106	—	21,106	—	21,106
Other	1,993	1,993	—	1,993	—	1,993
	314,475	314,475	—	314,475	—	314,475
Receivable from customers	864,189	864,189	—	864,189	—	864,189
Securities purchased under agreements to resell	1,606	1,606	1,606	—	—	1,606
Mortgage servicing rights	30,140	42,279	—	—	42,279	42,279

(Expressed in thousands)			Fair Value Measurement: Liabilities
	As of December 31, 2014		As of December, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$35,373	$35,373	$35,373	$—	$—	$35,373
Bank call loans	59,400	59,400	59,400	—	—	59,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	137,892	137,892	—	137,892	—	137,892
Securities failed to receive	23,573	23,573	—	23,573	—	23,573
Clearing organizations and other	95,696	95,696	—	95,696	—	95,696
	257,161	257,161	—	257,161	—	257,161
Payables to customers	652,256	652,256	—	652,256	—	652,256
Securities sold under agreements to repurchase	687,440	687,440	—	687,440	—	687,440
Warehouse payable (1)	16,683	16,683	—	16,683	—	16,683
Senior secured notes	150,000	157,782	—	157,782	—	157,782

(1)
Included in accounts payable and other liabilities on the consolidated balance sheet and cash flows from operating activities on the consolidated statement of cash flows. Warehouse payable represents the warehouse line amount outstanding with the third-party commercial bank. The borrowing rates on the warehouse facility is based upon a variable interest rate of 1-month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. The warehouse facility is used in connection with funding loans held for sale which is included in other assets on the consolidated balance sheet and cash flows from operating activities on the consolidated statement of cash flows.

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2013

(Expressed in thousands)			Fair Value Measurement: Assets
	As of December 31, 2013		As of December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$38,026	$38,026	$38,026	$—	$—	$38,026
Cash segregated for regulatory and other purposes	24,828	24,828	24,828	—	—	24,828
Deposits with clearing organization	13,187	13,187	13,187	—	—	13,187
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	274,127	274,127	—	274,127	—	274,127
Receivables from brokers	23,384	23,384	—	23,384	—	23,384
Securities failed to deliver	9,628	9,628	—	9,628	—	9,628
Clearing organizations	26,446	26,446	—	26,446	—	26,446
Omnibus accounts	18,086	18,086	—	18,086	—	18,086
Other	13,202	13,202	—	13,202	—	13,202
	364,873	364,873	—	364,873	—	364,873
Receivable from customers	868,869	868,869	—	868,869	—	868,869
Securities purchased under agreements to resell	825	825	825	—	—	825
Mortgage servicing rights	28,879	40,084	—	—	40,084	40,084
Escrow deposit (1)	25,006	25,006	25,006	—	—	25,006

(1)
Included in other assets on the consolidated balance sheet. Represents escrow monies deposited with a commercial bank. Corresponds with payable to third party in accounts payable and other liabilities on the consolidated balance sheet (see note 3 below).

(Expressed in thousands)			Fair Value Measurement: Liabilities
	As of December 31, 2013		As of December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,198	$48,198	$48,198	$—	$—	$48,198
Bank call loans	118,200	118,200	118,200	—	—	118,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	211,621	211,621	—	211,621	—	211,621
Securities failed to receive	5,346	5,346	—	5,346	—	5,346
Clearing organizations and other	6,348	6,348	—	6,348	—	6,348
	223,315	223,315	—	223,315	—	223,315
Payables to customers	626,564	626,564	—	626,564	—	626,564
Securities sold under agreements to repurchase	757,491	757,491	—	757,491	—	757,491
Accounts payable and other liabilities:
Warehouse payable (2)	54,614	54,614	—	54,614	—	54,614
Payable to third party (3)	25,006	25,006	25,006	—	—	25,006
Senior secured notes	195,000	208,529	—	208,529	—	208,529

(2)
Included in accounts payable and other liabilities on the consolidated balance sheet and cash flows from operating activities on the consolidated statement of cash flows. Warehouse payable represents the warehouse line amount outstanding with the third-party commercial bank. The borrowing rates on the warehouse facility is based upon a variable interest rate of 1-month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. The warehouse facility is used in connection with funding loans held for sale which is included in other assets on the consolidated balance sheet and cash flows from operating activities on the consolidated statement of cash flows.

(3)	Corresponds with escrow deposit in other assets on the consolidated balance sheet (see note 1 above).
Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at December 31, 2014 or 2013.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements were $250.0 million and $nil, respectively.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company initially measures all originated loans at fair value. Subsequent to initial measurement, the Company measures all mortgage loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair market value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At December 31, 2014, the book value and fair value of loans held for sale was $18.4 million and $19.2 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. There were no derivative instruments that were designated and qualified as a cash flow hedge at December 31, 2014 and 2013.
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

The notional amounts and fair values of the Company’s derivatives at December 31, 2014 and 2013 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2014
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$105,185	$1,026
	TBA sale contracts	188,178	3,509
	Interest rate lock commitments	147,521	7,576
		$440,884	$12,111
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$102,600	$252
	Federal funds futures	3,260,000	43
	Eurodollars futures	333,000	55
	General collateral futures	140,000	3
Other contracts	Foreign currency forward contracts	400,000	10
	TBAs	105,186	1,018
	Interest rate lock commitments	22,269	1,222
	Forward start repurchase agreements	636,000	—
	ARS purchase commitments	12,249	902
		$5,011,304	$3,505

(1)
See “Derivative Instruments and Hedging Activities” above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2013
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$25,262	$134
	TBA sale contracts	266,415	2,021
	Interest rate lock commitments	115,569	2,375
		$407,246	$4,530
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	U.S. treasury futures	$60,000	$186
	Federal funds futures	6,155,000	18
	Eurodollars futures	347,000	44
Other contracts	TBAs	14,547	73
	Interest rate lock commitments	76,604	3,653
	Forward start repurchase agreements	506,000	—
	ARS purchase commitments	29,056	2,600
		$7,188,207	$6,574

(1)
See “Derivative Instruments and Hedging Activities” above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the consolidated statement of operations for the years ended December 31, 2014 and 2013:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Year Ended December 31, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. treasury futures	Principal transactions revenue	$(1,687)
	Federal funds futures	Principal transactions revenue	(272)
	Eurodollars futures	Principal transactions revenue	(161)
	General Collateral Futures	Principal transactions revenue	11
Other contracts	TBAs	Principal transactions revenue	(17)
	TBA sale contracts	Other revenue	(5,530)
	Interest rate lock commitments	Other revenue	7,632
	ARS purchase commitments	Principal transactions revenue	1,698
	Options	Other revenue	10
			$1,684

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Year Ended December 31, 2013
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	U.S. treasury futures	Principal transactions revenue	$906
	Federal funds futures	Principal transactions revenue	(289)
	Eurodollars futures	Principal transactions revenue	5
Other contracts	TBAs	Principal transactions revenue	61
	TBA sale contracts	Other revenue	2,021
	Interest rate lock commitments	Other revenue	(1,277)
	ARS purchase commitments	Principal transactions revenue	46
			$1,473

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At December 31, 2014, bank call loans were $59.4 million ($118.2 million at December 31, 2013).
At December 31, 2014, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $148.8 million and $248.3 million, respectively, with commercial banks. At December 31, 2014, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $125.6 million under securities loan agreements.
At December 31, 2014, the Company had deposited $362.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At December 31, 2014, the Company had no outstanding letters of credit.
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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2014 and 2013:

As of December 31, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$314,266	$(62,660)	$251,606	$(250,000)	$—	$1,606
Securities borrowed (1)	242,172	—	242,172	(234,376)	—	7,796
Total	$556,438	$(62,660)	$493,778	$(484,376)	$—	$9,402

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$750,100	$(62,660)	$687,440	$(686,119)	$—	$1,321
Securities loaned (2)	137,892	—	137,892	(132,258)	—	5,634
Total	$887,992	$(62,660)	$825,332	$(818,377)	$—	$6,955

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2013
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$389,439	$(204,614)	$184,825	$(183,305)	$—	$1,520
Securities borrowed (1)	274,127	—	274,127	(265,936)	—	8,191
Total	$663,566	$(204,614)	$458,952	$(449,241)	$—	$9,711

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$962,105	$(204,614)	$757,491	$(753,003)	$—	$4,488
Securities loaned (2)	211,621	—	211,621	(204,971)	—	6,650
Total	$1,173,726	$(204,614)	$969,112	$(957,974)	$—	$11,138

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2014, the fair value of the reverse repurchase agreements and repurchase agreements was $250.0 million and $nil, respectively.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2014, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $235.1 million ($265.3 million at December 31, 2013) and $314.1 million ($385.5 million at December 31, 2013), respectively, of which the Company has sold and re-pledged approximately $4.4 million ($11.0 million at December 31, 2013) under securities loaned transactions and $312.6 million under repurchase agreements ($385.5 million at December 31, 2013).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $518.1 million, as presented on the face of the consolidated balance sheet at December 31, 2014 ($586.6 million at December 31, 2013). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $149.1 million at December 31, 2014 ($126.8 million at December 31, 2013).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2014 are receivables from two major U.S. broker-dealers totaling approximately $101.6 million.
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
The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2014, there were no loans in place.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at December 31, 2014 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing organizations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At December 31, 2014, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA - guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter- party for payment pursuant to a contemporaneous sale on the date the mortgage is funded. At December 31, 2014, OMHHF had $16.7 million ($54.6 million at December 31,2013) outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the year ended December 31, 2014 was $570,700 ($764,500 in 2013 and $895,000 in 2012). The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at December 31, 2014 and 2013:

(Expressed in thousands)
	December 31, 2014
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$1,955,515	$1,584	$—	$—	$1,584
Private equity funds	66,400	27	—	2	29
Total	$2,021,915	$1,611	$—	$2	$1,613

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

(Expressed in thousands)
	December 31, 2013
	Total VIE Assets (1)	Carrying Value of the Company’s Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$2,282,144	$738	$—	$—	$738
Private equity funds	64,475	29	—	5	34
Total	$2,346,619	$767	$—	$5	$772

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the consolidated balance sheet.

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
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. These costs are accounted for in the derivative value for the interest rate lock commitment. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $9.8 million for the year ended December 31, 2014 ($14.5 million in 2013 and $7.4 million in 2012).
Funding Commitments
OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly through its affiliate, Oppenheimer, with counterparties to offset its exposures related to these funding commitments. See Note 5, Financial Instruments, for more information.
Loans Held For Sale
OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan held for sale is recorded on the consolidated balance sheet. Loans held for sale are recorded at fair value through earnings.
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $285.5 million at December 31, 2014 ($251.4 million at December 31, 2013). These amounts are not included on the consolidated statements of financial condition as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at December 31, 2014 was approximately $165.0 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows at December 31, 2014 and 2013:

(Expressed in thousands)
	2014	2013
Unpaid principal balance of loans	$4,134,894	$3,885,437
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
OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. See Note 5, Financial Instruments, for more information.

The fair value of the servicing rights on the loan portfolio was $42.3 million and $40.1 million at December 31, 2014 and 2013, respectively (carrying value of $30.1 million and $28.9 million at December 31, 2014 and 2013, respectively). The following tables summarize the changes in carrying value of MSRs for the years ended December 31, 2014 and 2013:

(Expressed in thousands)
	Year Ended December 31,
	2014	2013
Balance at beginning of year	$28,879	$26,983
Originations (1)	5,956	7,351
Purchases	345	1,344
Disposals (1)	(2,221)	(4,918)
Amortization expense	(2,819)	(1,881)
Balance at end of year	$30,140	$28,879

(1)	Includes refinancings.
Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2015	$2,954	$1,285	$4,240
2016	2,953	1,285	4,238
2017	2,947	1,283	4,230
2018	2,921	1,272	4,193
2019	2,819	1,207	4,026
Thereafter	7,181	2,032	9,213
	$21,775	$8,364	$30,140
The Company receives fees during the course of servicing the mortgage loans. The amount of these fees for the years ended December 31, 2014, 2013 and 2012 was as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2014	2013	2012
Servicing fees	$5,552	$5,049	$4,177
Ancillary fees	328	528	537
Total MSR fees	$5,880	$5,577	$4,714

9.    Office facilities

(Expressed in thousands)
	Year Ended December 31,
	2014	2013
Furniture, fixtures and equipment	$78,940	$76,857
Leasehold improvements	54,196	53,200
Total	133,136	130,057
Less accumulated depreciation	(103,547)	(97,118)
Total	$29,589	$32,939
Depreciation and amortization expense, included in occupancy and equipment costs on the consolidated statement of operations, was $7.7 million, $9.4 million and $10.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

10.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.0% at December 31, 2014 (2.0% at December 31, 2013). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2014	2013
Year-end balance	$59,400	$118,200
Weighted interest rate (at end of year)	1.22%	1.28%
Maximum balance (at any month-end)	197,000	266,300
Average amount outstanding (during the year)	108,235	164,434
Average interest rate (during the year)	1.26%	1.25%
Interest expense for the year ended December 31, 2014 on bank call loans was $1.4 million ($2.2 million in 2013 and $996,200 in 2012).

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2014	December 31, 2013
Senior Secured Notes	4/15/2018	$150,000	$195,000
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2014, the Company was in compliance with all of its covenants.
On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. The Company redeemed $45.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 106.563% of the principal amount of the Notes, plus accrued and unpaid interest. In addition, the Company retired the $5.0 million aggregate principal amount of the Notes that it held. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remained outstanding. The retirement of the Notes reduced the Company’s interest costs by $3.9 million annually beginning in the second quarter of 2014.

Interest expense for the year ended December 31, 2014 on the Notes was $14.3 million ($17.1 million in 2013 and $17.1 million in 2012). Interest paid on the Notes for the year ended December 31, 2014 was $15.1 million ($17.1 million in 2013).

12.    Share capital
The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock ("Class A Stock"), par value $0.001 per share; and (c) 99,680 shares of Class B voting common stock ("Class B Stock"), par value $0.001 per share. No Preferred Stock has been issued. 99,680 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2014	2013
Class A Stock outstanding, beginning of year	13,377,967	13,508,318
Issued pursuant to shared-based compensation plans (Note 15)	152,721	70,227
Repurchased and canceled pursuant to the stock buy-back	—	(200,578)
Class A Stock outstanding, end of year	13,530,688	13,377,967
Stock buy-back
On October 7, 2011, the Company announced its intention to purchase up to 675,000 shares of its Class A Stock in compliance with the rules and regulations of the New York Stock Exchange and the SEC and the terms of its senior secured debt. The 675,000 shares represented approximately 5% of its then 13,572,265 issued and outstanding shares of Class A Stock. Any such purchases will be made by the Company in the open market at the prevailing open market price using cash on hand. All shares purchased will be canceled. The repurchase program is expected to continue indefinitely. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
The Company did not buy back any stock under this program in 2014. In 2013, the Company purchased and canceled an aggregate of 200,578 shares of Class A Stock for total consideration of $3.6 million ($18.07 per share).
Dividends
The Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock in 2014, 2013 and 2012.

13.    Earnings per share
Basic earnings per share was computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A Stock and Class B Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and the effects of the warrants, options to purchase the Class A Stock and restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share has been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Year Ended December 31,
	2014	2013	2012
Basic weighted average number of shares outstanding	13,604,258	13,577,725	13,602,205
Net dilutive effect of warrant, treasury method (1)	—	—	—
Net dilutive effect of share-based awards, treasury method (2)	646,405	546,335	—
Diluted weighted average number of shares outstanding	14,250,663	14,124,060	13,602,205
Net income (loss) for the year	$9,561	$26,153	$(851)
Net income attributable to non-controlling interest, net of tax	735	1,092	2,762
Net income (loss) attributable to Oppenheimer Holdings Inc.	$8,826	$25,061	$(3,613)
Basic earnings per share	$0.65	$1.85	$(0.27)
Diluted earnings per share	$0.62	$1.77	$(0.27)

(1)
As part of the consideration for the 2008 acquisition of certain businesses from CIBC World Markets Corp. (“CIBC”), the Company issued a warrant to CIBC to purchase 1 million shares of Class A Stock of the Company at $48.62 per share exercisable five years from the January 14, 2008 acquisition date. The warrants expired on April 13, 2013. For the year ended December 31, 2012, the effect of the warrants was anti-dilutive.

(2)
For the year ended December 31, 2014, the diluted earnings per share computation does not include the anti-dilutive effect of 43,008 shares of Class A Stock granted under share-based compensation arrangements (57,573 and 1,936,871 shares of Class A Stock granted under share-based compensation arrangements together with the warrant described in (1) for the years ended December 31, 2013 and 2012, respectively).

14.    Income taxes
The income tax provision shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$9,008	35.0%	$15,368	35.0%	$(184)	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	2,033	7.9%	2,131	4.9%	(1,585)
Unrecognized tax benefit	6	—%	1,244	2.8%	1,524
Tax exempt income, net of interest expense	(528)	-2.0%	(715)	-1.6%	(561)
Non-deductible regulatory settlements	5,298	20.6%	—	—%	306
Business promotion and other non-deductible expenses	655	2.5%	660	1.5%	545
Insurance proceeds, non-taxable	(65)	-0.3%	(597)	-1.4%	(349)
Adjustment to reflect prior year tax return filings	256	1.0%	(251)	-0.6%	(294)
Tax rate change on deferred income taxes	241	0.9%	208	0.5%	390
Non-U.S. operations	(447)	-1.7%	185	0.4%	678
Other	(282)	-1.1%	(477)	-1.1%	(146)
Total income tax expense	$16,175	62.8%	$17,756	40.4%	$324	n/m
n/m = not meaningful
Income taxes included in the consolidated statements of operations represent the following:

(Expressed in thousands)
	For the Year Ended December 31,
	2014	2013	2012
Current:
U.S. federal tax (benefit)	$10,302	$(2,984)	$19,918
State and local tax	1,520	1,885	2,765
Non-U.S. operations	(264)	116	(61)
Total Current	11,558	(983)	22,622
Deferred:
U.S. federal tax (benefit)	1,273	16,658	(17,303)
State and local tax (benefit)	2,057	2,482	(4,890)
Non-U.S. operations	1,287	(401)	(105)
Total Deferred	4,617	18,739	(22,298)
Total	$16,175	$17,756	$324
Profit (loss) before income taxes with respect to foreign operations was $4.3 million, $(1.3) million and $(2.4) million for the years ended December 31, 2014, 2013 and 2012, respectively.
Tax expense for 2014 was lower than in 2013 primarily because the Company earned less pretax income in 2014 than in 2013. The effective tax rate for 2014 was higher than in 2013 mainly due to nondeductible penalties incurred in 2014 pursuant to regulatory settlements.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $18.4 million as of December 31, 2014. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is $2.3 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2014 were those earnings to be repatriated.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

(Expressed in thousands)
	For the Year Ended December 31,
	2014	2013
Deferred tax assets:
Employee deferred compensation plans	$30,969	$31,213
Deferred rent	10,024	10,451
Lease incentive	6,212	6,693
Broker notes	3,460	3,915
Auction rate securities reserve	3,229	3,669
Net operating loss	2,896	4,587
Involuntary conversion	2,033	1,866
Reserve for litigation and legal fees	5,808	1,659
Allowance for doubtful accounts	984	1,002
State and local net operating loss/credit carryforward	357	1,993
Other	2,650	2,757
Total deferred tax assets	68,622	69,805
Valuation allowance	113	138
Deferred tax assets after valuation allowance	68,509	69,667
Deferred tax liabilities:
Goodwill amortization (Section 197)	48,025	43,728
Partnership investments	10,865	12,039
Mortgage servicing rights	12,173	9,889
Company owned life insurance	6,501	5,173
Change in accounting method	2,591	3,895
Book versus tax depreciation differences	982	1,437
Other	469	602
Total deferred tax liabilities	81,606	76,763
Deferred tax liabilities, net	$(13,097)	$(7,096)
The Company has deferred tax assets at December 31, 2014 of $1.7 million, $898,000 and $191,000 arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd., Oppenheimer Investments Asia Limited, and Oppenheimer Europe Ltd., respectively. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel, Asia and Europe. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).
The Company has a deferred tax asset of $726,000 (net of federal taxes) as of December 31, 2014 arising primarily from New York State Investment Tax Credits carried forward to future years. These credits will expire if not used by 2028.
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.
The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2010 in the U.S. federal jurisdiction.

The Company is under examination in various states and overseas jurisdictions in which the Company has significant business operations. The Company has closed tax years through 2007 for New York State and is currently under exam for the period 2008 to 2011. The Company also has closed tax years through 2008 with New York City and is currently under exam for the 2009-2012 tax years. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008.
The Company has unrecognized tax benefits of $1.6 million, $1.6 million and $5.2 million as of December 31, 2014, 2013 and 2012, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2014 and 2013 are $1.3 million of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2013, the Company reclassified $4.9 million of unrecognized tax benefit to other tax accounts when the Internal Revenue Service approved the Company’s application for a tax accounting method change. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2014	2013	2012
Balance at January 1,	$1,574	$5,236	$2,317
Additions for tax positions of prior years	—	1,168	2,919
Additions for tax positions of current year	9	77	—
Reclass to other tax accounts	—	(4,907)	—
Balance at December 31,	$1,583	$1,574	$5,236
On its consolidated statements of operations, the Company records interest and penalties accruing on unrecognized tax benefits in income before taxes as interest expense and other expense, respectively. For the years ended December 31, 2014 and 2013, the Company recorded tax-related interest expense and benefit of $22,000 and $(284,000), respectively, in its statement of operations. At December 31, 2014 and 2013, the Company had an income tax-related interest payable of $83,000 and $61,000, respectively, on its consolidated balance sheet.

15.    Employee compensation plans
The Company maintains various employee compensation plans for the benefits of its employees. The two types of employee compensation plans are granted under share-based compensation and cash-based compensation plans.
Share-based Compensation
Equity Incentive Plan
Under the Company’s 2006 Equity Incentive Plan, adopted December 11, 2006 and amended December 2011, and its 1996 Equity Incentive Plan, as amended March 10, 2005 (together “EIP”), the Compensation Committee of the Board of Directors of the Company could grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock awards to officers and key employees of the Company and its subsidiaries. Options were generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% 6 months before expiration. The EIP has been amended, restated and replaced by the OIP, discussed below.
Employee Share Plan
On March 10, 2005, the Company approved the Oppenheimer & Co. Inc. Employee Share Plan (“ESP”) for employees of the Company and its subsidiaries to attract, retain and provide incentives to key management employees. The Compensation Committee of the Board of Directors of the Company could grant Class A Stock awards and restricted Class A Stock awards pursuant to the ESP. ESP awards were generally awarded for a three or five year term which fully vest at the end of the term. The ESP has been amended, restated and replaced by the OIP, discussed below.
Oppenheimer Holdings Inc. 2014 Incentive Plan
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP"). The OIP amends, restates and replaces two separate plans previously in place, the EIP and ESP (the "Prior Plans"), as described above.
The OIP plan permits the Company to grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock awards to or for the benefit of employees and non-employee directors of the Company and its affiliates as part of their compensation. After February 26, 2014, no additional awards shall be made under the Prior Plans, although outstanding awards previously made under the Prior Plans shall continue to be governed by the terms of the applicable Prior Plan.
Oppenheimer Holdings Inc. Stock Appreciation Right Plan
Under the Oppenheimer Holdings Inc. Stock Appreciation Right Plan, the Company awards stock appreciation rights (“OARs”) to certain employees as part of their compensation package based on a formula reflecting gross production and length of service. These awards are granted once per year in January with respect to the prior year’s production. The OARs vest five years from grant date and settle in cash at vesting.
Restricted stock - The Company has granted restricted stock awards pursuant to the EIP, ESP and OIP. The following table summarizes the status of the Company’s non-vested restricted Class A Stock awards under the EIP, ESP and OIP for the year ended December 31, 2014:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,247,476	$17.87	2.0 Years
Granted	345,260	22.26	2.2 Years
Vested	(219,180)	11.72	—
Forfeited or expired	(134,210)	18.43	—
Nonvested at end of year	1,239,346	$20.12	1.7 Years
At December 31, 2014, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2014 was approximately $28.8 million. The aggregate intrinsic value of restricted Class A Stock awards that are expected to vest is $27.9 million as of December 31, 2014. During the year ended December 31, 2014, the Company included approximately $5.6 million ($5.0 million in 2013 and $3.4 million in 2012) of compensation expense in its consolidated statements of operations relating to restricted Class A Stock awards.
As of December 31, 2014, there was approximately $9.6 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years.
At December 31, 2014, the number of shares of Class A Stock available under the EIP and the ESP, but not yet awarded, was 998,615.
On January 28, 2015, the Company awarded 14,000 restricted shares of Class A Stock to its non-employee directors under the OIP. These shares of Class A Stock will vest as follows: 25% on July 27, 2015, July 1, 2016, July 1, 2017 and July 1, 2018.
On January 29, 2015, the Company awarded 31,690 restricted shares of Class A Stock to an executive officer of the Company pursuant to the OIP. This award cliff vests on January 28, 2018 and will be expensed over three years.
On January 29, 2015, the Company awarded a total of 133,681 restricted shares of Class A Stock to current employees pursuant to the OIP. Of these restricted shares, 59,876 shares will cliff vest in three years and 73,805 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
On February 26, 2015, the Company awarded 13,795 restricted shares of Class A Stock to an executive officer of the Company pursuant to the OIP. This award cliff vests on February 25, 2018 and will be expensed over three years.
On February 26, 2015, the Company awarded a total of 138,900 restricted shares of Class A Stock to current employees pursuant to the OIP. These restricted shares will cliff vest in five years and will be expensed over the five year vesting period.

Stock options - The Company has granted stock options pursuant to the EIP and OIP. The fair value of each award of stock options was estimated on the grant date using the Black-Scholes model with the following assumptions:

		Grant Date Assumptions
	2014	2013	2012	2011	2010
Expected term (1)	5 years	5 years	5 years	5 years	4.5 years
Expected volatility factor (2)	56.31%	53.82%	54.95%	52.52%	48.58%
Risk-free interest rate (3)	1.49%	0.84%	0.70%	2.00%	2.62%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.44

(1)	The expected term was determined based on actual awards.

(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company’s Class A Stock over a historical period commensurate to the expected term of the awards.

(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at the time of grant.

(4)	Actual dividends were used to compute the expected annual dividend yield.
Stock option activity under the OIP and EIP since January 1, 2013 is summarized as follows:

	Year Ended December 31,
	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	72,573	$24.46	86,803	$23.35
Options granted	2,976	23.49	951	17.20
Options exercised	(15,000)	12.33	(12,165)	12.30
Options forfeited or expired	(15,000)	33.22	(3,016)	39.45
Options outstanding at end of year	45,549	$25.50	72,573	$24.46
Options vested at end of year	30,513	$25.99	45,683	$23.34
Weighted average fair value of options granted during the year	$9.94		$6.60
The aggregate intrinsic value of options outstanding as of December 31, 2014 was $12,000. The aggregate intrinsic value of vested options as of December 31, 2014 was $1,600. The aggregate intrinsic value of options that are expected to vest is $11,400 as of December 31, 2014.
The following table summarizes stock options outstanding and exercisable as of December 31, 2014:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Number of Options Exercisable (Vested)	Weighted Average Exercise Price of Vested Options
$17.20 - $25.00	8,216	2.28 Years	$22.45	3,097	$24.27
$25.01 - $26.21	37,333	1.00 Year	26.18	27,416	26.19
$17.20 - $26.21	45,549	1.23 Years	$25.50	30,513	$25.99

The following table summarizes the status of the Company’s non-vested options for the year ended December 31, 2014:

	Number of Options	Weighted Average Fair Value
Nonvested at beginning of year	26,890	$10.86
Granted	2,976	9.94
Vested	(14,830)	11.38
Nonvested at end of year	15,036	$10.17
In the year ended December 31, 2014, the Company has included approximately $133,600 ($158,200 in 2013 and $164,200 in 2012) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.
As of December 31, 2014, there was approximately $74,300 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the EIP. The cost is expected to be recognized over a weighted average period of 1.23 years.
On January 29, 2015, the Company awarded a total of 4,177 options to purchase Class A Stock to current employees pursuant to the OIP. These options will be expensed over 4.5 years (the vesting period).
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarized the status of the Company’s outstanding OARs awards as of December 31, 2014:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value at December 31, 2014
January 19, 2010	235,890	$30.68	18 Days	$—
January 13, 2011	326,480	26.35	1 Year	1.63
January 19, 2012	366,650	18.94	2 Years	5.71
January 14, 2013	403,340	15.94	3 Years	8.36
January 14, 2014	508,550	23.48	4 Years	6.94
	1,840,910
Total weighted average values		$22.36	2.4 Years	$5.17
At December 31, 2014, all outstanding OARs were unvested. At December 31, 2014, the aggregate intrinsic value of OARs outstanding and expected to vest was $4.5 million. In the year ended December 31, 2014, the Company included approximately $380,100 ($4.1 million in 2013 and net credit of $590,000 in 2012) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $3.4 million as of December 31, 2014.
As of December 31, 2014, there was approximately $5.3 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.4 years.
On January 9, 2015, 567,600 OARs were awarded to Oppenheimer employees related to fiscal 2014 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plan
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $17,500, $17,500 and $17,000 per annum in 2014, 2013 and 2012, respectively. The Company made contributions to the 401(k) Plan of $1.2 million, $1.3 million and $1.1 million in 2014, 2013 and 2012, respectively.

Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan (“EDCP”) and a Deferred Incentive Plan (“DIP”) in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients’ assets. The bonus amounts resulted in deferrals in fiscal 2014 of approximately $8.6 million ($8.5 million in 2013 and $8.1 million in 2012). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. At December 31, 2014, the Company’s liability with respect to the EDCP and DIP totaled $49.6 million and is included in accrued compensation on the consolidated balance sheet at December 31, 2014.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. At December 31, 2014, the Company’s liability with respect to this plan totaled $16.0 million.
The total amount expensed in 2014 for the Company’s deferred compensation plans was $11.4 million ($17.8 million in 2013 and $12.1 million in 2012).

16.    Commitments and contingencies
Commitments
The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as at December 31, 2014 are as follows.

(Expressed in thousands)
2015	$40,807
2016	38,318
2017	33,833
2018	31,779
2019	26,302
2020 and thereafter	130,362
$301,401
Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.
The Company’s rent expense for the year ended December 31, 2014 was $45.6 million ($46.4 million in 2013 and $51.2 million in 2012).
At December 31, 2014, the Company had capital commitments of approximately $5.1 million with respect to its obligations in its role as sponsor for certain private equity funds.
At December 31, 2014, the Company had no collateralized or uncollateralized letters of credit outstanding.
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $31.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2014, the Company purchased and holds (net of redemptions) approximately $98.6 million in ARS from its clients. In addition, the Company is committed to purchase another $12.2 million in ARS from clients through 2016 under legal settlements and awards.
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
As of December 31, 2014, the Company had $825,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks continued to hold approximately $101.4 million of ARS principal value as of December 31, 2014. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments to Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2014, no ARS purchase commitments related to legal settlements extended past 2016. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.
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
In October 2010, Oppenheimer received notice of an investigation by the SEC related to the trading of low-priced securities by one former financial adviser in one of Oppenheimer’s branch offices and the supervision related thereto.
On June 23, 2011, Oppenheimer received notice of an investigation by the SEC pursuant to which the SEC requested information from the Company regarding the sale of a number of low-priced securities effected primarily through several former Oppenheimer financial advisers and purchases and sales of low-priced securities through one Oppenheimer customer account. The issues and facts surrounding this investigation are, in the Company’s view, largely duplicative of the matter that was settled by Oppenheimer with FINRA in August 2013.
On July 16, 2013, the Company received a “Wells Notice” from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of the Exchange Act in relation to its sales of low-priced securities on behalf of a former customer of the firm. The Company submitted a Wells response on August 19, 2013.
As a result of the above-described investigations, the SEC notified Oppenheimer that it intended to institute public administrative and cease and desist proceedings against it for failing to report a customer’s suspicious activities occurring through its Oppenheimer account in violation of the Exchange Act; aiding and abetting a customer’s violation of the broker-dealer registration provisions of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act.
To settle the investigations described above, on December 31, 2014, Oppenheimer submitted an Offer of Settlement to the SEC. On January 27, 2015, the SEC approved the Offer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order”). Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. In addition, as a result of discussions between Oppenheimer and senior members of the SEC staff,

Oppenheimer agreed that the independent consultant, subject to review by the SEC, will also review Oppenheimer’s governance and compliance programs and processes and provide recommendations for changes in or improvements to Oppenheimer’s policies and procedures.
Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017.
As a result of the resolution of the SEC action, Oppenheimer consented to be enjoined, in order to avoid a disqualification that would have negatively impacted the Company’s business and its results of operations. The Company sought and on January 27, 2015, received a waiver from the disqualification that would have prohibited the sale of certain privately-placed securities, including third party alternative investments. Oppenheimer believes that any disqualification resulting from the issuance of the Order for which Oppenheimer has not received a waiver or similar relief, is not material to the business of Oppenheimer or its affiliates.
In February 2014, Oppenheimer received notice of an investigation by, and a request for information from, a division of the United States Department of the Treasury (“FinCEN”) relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the FINRA and SEC matters discussed immediately above. Oppenheimer provided information it believes is responsive to the FinCEN request for information in March of 2014. On January 27, 2015, FinCEN issued a Civil Monetary Assessment against Oppenheimer. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved $20.0 million related to the aforementioned matters through the period ended June 30, 2014.

17.	Regulatory requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At December 31, 2014, the net capital of Oppenheimer as calculated under the Rule was $161.1 million or 12.63% of Oppenheimer’s aggregate debit items. This was $135.6 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6.67% of aggregate indebtedness, as defined. At December 31, 2014, Freedom had net capital of $4.5 million, which was $4.3 million in excess of the $250,000 required to be maintained at that date.
At December 31, 2014, Freedom had $17.7 million in cash segregated under Federal and other regulations.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At December 31, 2014, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 10.74% (required 4.5%);

•	Tier 1 Capital ratio 10.74% (required 6.0%); and

•	Total Capital ratio 12.16% (required 8.0%).
At December 31, 2014, the regulatory capital of Oppenheimer Europe Ltd. was $6.4 million which was $2.2 million in excess of the $4.2 million required to be maintained at that date. Oppenheimer Europe Ltd. computes its regulatory capital pursuant to the Fixed Overhead Method prescribed by the Financial Conduct Authority of the United Kingdom.
At December 31, 2014, the regulatory capital of Oppenheimer Investments Asia Limited was $2.4 million, which was $2.0 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

18.     Goodwill and intangibles
Goodwill
The Company’s goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2014 and 2013, which did not result in any impairment charges. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as at December 31, 2014 and 2013 have been tested for impairment and it has been determined that no impairment has occurred.

19.     Segment information
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
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and which primarily include compensation and benefits.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company for the years ended December 31, 2014, 2013 and 2012. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Year Ended December 31,
	2014	2013	2012
Revenue
Private client (1)	$582,364	$600,071	$550,797
Asset management (1)	99,964	102,214	84,160
Capital markets	298,597	281,377	283,139
Commercial mortgage banking	23,329	34,144	35,682
Corporate/Other	210	1,908	(1,166)
Total	$1,004,464	$1,019,714	$952,612
Income (loss) before income taxes
Private client (1)	$60,116	$65,924	$53,487
Asset management (1)	33,707	40,951	25,436
Capital markets	17,819	6,968	(15,324)
Commercial mortgage banking	8,546	11,413	15,267
Corporate/Other	(94,452)	(81,347)	(79,393)
Total	$25,736	$43,909	$(527)

(1)	Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.
Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2014, 2013 and 2012 was as follows:

(Expressed in thousands)
	Year Ended December,
	2014	2013	2012
Americas	$955,361	$978,249	$916,568
Europe/Middle East	43,087	36,516	34,913
Asia	6,016	4,949	1,131
Total	$1,004,464	$1,019,714	$952,612
20.    Subsequent events
On January 30, 2015, the Company announced a quarterly dividend in the amount of $0.11 per share, paid on February 27, 2015 to holders of Class A Stock and Class B Stock of record on February 13, 2015.

21.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
Year Ended December 31, 2014	Fourth	Third	Second	First	Year
Revenue	$254,928	$244,679	$249,689	$255,168	$1,004,464
Income before income taxes	9,595	10,896	136	5,109	25,736
Net income attributable to Oppenheimer Holdings Inc.	2,686	4,470	(1,554)	3,224	8,826
Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	0.20	0.33	(0.11)	0.24	0.65
Diluted	0.19	0.31	(0.11)	0.23	0.62
Dividends per share	0.11	0.11	0.11	0.11	0.44
Market price of Class A Stock (1)
High	24.70	24.80	28.86	29.75	29.75
Low	19.97	19.76	21.28	22.26	19.76

(1)	The price quotations above were obtained from the New York Stock Exchange website.

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
Year Ended December 31, 2013	Fourth	Third	Second	First	Year
Revenue	$293,362	$243,376	$243,830	$239,146	$1,019,714
Income before income taxes	23,359	8,163	5,674	6,713	43,909
Net income attributable to Oppenheimer Holdings Inc.	13,313	5,237	2,848	3,663	25,061
Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	0.99	0.38	0.21	0.27	1.85
Diluted	0.94	0.37	0.20	0.26	1.77
Dividends per share	0.11	0.11	0.11	0.11	0.44
Market price of Class A Stock (1)
High	24.80	19.75	20.00	21.00	24.80
Low	16.66	16.52	16.75	15.69	15.69

(1)	The price quotations above were obtained from the New York Stock Exchange website.

22.    Supplemental guarantor condensed consolidated financial statements
The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The following consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.
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

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$439	$1,557	$61,811	$—	$63,807
Cash and securities segregated for regulatory and other purposes	—	—	18,594	—	18,594
Deposits with clearing organizations	—	—	36,510	—	36,510
Receivable from brokers, dealers and clearing organizations	—	—	314,475	—	314,475
Receivable from customers, net of allowance for credit losses of $2,427	—	—	864,189	—	864,189
Income tax receivable	28,070	27,304	—	(51,134)	4,240
Securities purchased under agreements to resell	—	—	251,606	—	251,606
Securities owned, including amounts pledged of $518,123 at fair value	—	5,806	837,349	—	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $42,211 and $8,606, respectively	—	—	34,932	—	34,932
Office facilities, net of accumulated depreciation of $103,547	—	20,181	9,408	—	29,589
Loans held for sale	—	—	19,243	—	19,243
Mortgage servicing rights	—	—	30,140	—	30,140
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,686	3,803	101,897	—	107,386
Deferred tax assets	18	309	27,973	(28,300)	—
Investment in subsidiaries	565,257	544,576	—	(1,109,833)	—
Intercompany receivables	87,442	—	—	(87,442)	—
Total assets	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$35,373	$—	$35,373
Bank call loans	—	—	59,400	—	59,400
Payable to brokers, dealers and clearing organizations	—	—	257,161	—	257,161
Payable to customers	—	—	652,256	—	652,256
Securities sold under agreements to repurchase	—	—	687,440	—	687,440
Securities sold, but not yet purchased, at fair value	—	—	92,510	—	92,510
Accrued compensation	—	—	165,134	—	165,134
Accounts payable and other liabilities	2,828	35,800	102,724	—	141,352
Income tax payable	2,440	22,189	26,505	(51,134)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	88	41,309	(28,300)	13,097
Intercompany payables	—	76,492	10,950	(87,442)	—
Total liabilities	155,268	134,569	2,243,320	(279,434)	2,253,723
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	527,644	581,525	528,308	(1,109,833)	527,644
Non-controlling interest	—	—	6,088	—	6,088
Total stockholders’ equity	527,644	581,525	534,396	(1,109,833)	533,732
Total liabilities and stockholders’ equity	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$448	$30,901	$66,945	$—	$98,294
Cash and securities segregated for regulatory and other purposes	—	—	36,323	—	36,323
Deposits with clearing organizations	—	—	23,679	—	23,679
Receivable from brokers, dealers and clearing organizations	—	—	364,873	—	364,873
Receivable from customers, net of allowance for credit losses of $2,423	—	—	868,869	—	868,869
Income tax receivable	19,494	27,589	—	(40,521)	6,562
Securities purchased under agreements to resell	—	—	184,825	—	184,825
Securities owned, including amounts pledged of $586,625, at fair value	—	2,225	853,863	—	856,088
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $54,465 and $9,718, respectively	—	—	40,751	—	40,751
Office facilities, net of accumulated depreciation of $97,118	—	21,250	11,689	—	32,939
Loans held for sale	—	—	75,989	—	75,989
Mortgage servicing rights	—	—	28,879	—	28,879
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	2,797	27,113	135,150	—	165,060
Deferred tax assets	678	309	29,496	(30,483)	—
Investment in subsidiaries (1)	546,755	562,248	—	(1,109,003)	—
Intercompany receivables	153,528	—	—	(153,528)	—
Total assets	$723,700	$784,193	$2,890,920	$(1,446,093)	$2,952,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,198	$—	$48,198
Bank call loans	—	—	118,200	—	118,200
Payable to brokers, dealers and clearing organizations	—	—	223,315	—	223,315
Payable to customers	—	—	626,564	—	626,564
Securities sold under agreements to repurchase	—	—	757,491	—	757,491
Securities sold, but not yet purchased, at fair value	—	—	76,314	—	76,314
Accrued compensation	—	—	180,119	—	180,119
Accounts payable and other liabilities	3,742	59,289	129,609	(88)	192,552
Income tax payable	2,440	22,189	15,892	(40,521)	—
Senior secured notes	195,000	—	—	—	195,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	37,579	(30,483)	7,096
Intercompany payables	—	133,421	20,107	(153,528)	—
Total liabilities	201,182	214,899	2,345,946	(337,178)	2,424,849
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc. (1)	522,518	569,294	539,621	(1,108,915)	522,518
Noncontrolling interest	—	—	5,353	—	5,353
Total stockholders’ equity	522,518	569,294	544,974	(1,108,915)	527,871
Total liabilities and stockholders’ equity	$723,700	$784,193	$2,890,920	$(1,446,093)	$2,952,720

(1)
The Company revised amounts previously disclosed as Investment in Subsidiaries and Total Shareholders’ Equity in the Condensed Consolidating Balance Sheet to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$469,829	$—	$469,829
Advisory fees	—	1,139	283,785	(3,244)	281,680
Investment banking	—	—	125,598	—	125,598
Interest	—	10,482	49,193	(10,431)	49,244
Principal transactions, net	—	164	29,535	—	29,699
Other	—	477	48,362	(425)	48,414
Total revenue	—	12,262	1,006,302	(14,100)	1,004,464
EXPENSES
Compensation and related expenses	1,047	—	663,594	—	664,641
Communications and technology	145	—	67,025	—	67,170
Occupancy and equipment costs	—	—	63,437	(425)	63,012
Clearing and exchange fees	—	—	24,709	—	24,709
Interest	14,401	—	13,831	(10,431)	17,801
Other	4,626	733	139,280	(3,244)	141,395
Total expenses	20,219	733	971,876	(14,100)	978,728
Income (loss) before income taxes	(20,219)	11,529	34,426	—	25,736
Income tax provision (benefit)	(7,917)	3,971	20,121	—	16,175
Equity in earnings of subsidiaries	21,128	13,570	—	(34,698)	—
Net income for the year	8,826	21,128	14,305	(34,698)	9,561
Less net income attributable to non-controlling interest, net of tax	—	—	735	—	735
Net income attributable to Oppenheimer Holdings Inc.	8,826	21,128	13,570	(34,698)	8,826
Other comprehensive income (loss)	—	—	(2,627)	—	(2,627)
Total comprehensive income	$8,826	$21,128	$10,943	$(34,698)	$6,199

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$486,767	$—	$486,767
Advisory fees	—	825	276,913	(3,560)	274,178
Investment banking	—	—	97,977	—	97,977
Interest	5	11,128	53,401	(11,318)	53,216
Principal transactions, net	—	79	43,689	—	43,768
Other	—	180	63,808	(180)	63,808
Total revenue	5	12,212	1,022,555	(15,058)	1,019,714
EXPENSES
Compensation and related expenses	1,124	—	674,812	—	675,936
Communications and technology	119	—	65,698	—	65,817
Occupancy and equipment costs	—	—	66,938	(180)	66,758
Clearing and exchange fees	—	—	24,481	—	24,481
Interest	17,500	—	19,960	(11,318)	26,142
Other	1,309	522	118,400	(3,560)	116,671
Total expenses	20,052	522	970,289	(15,058)	975,805
Income (loss) before income taxes	(20,047)	11,690	52,266	—	43,909
Income tax provision (benefit)	(7,110)	5,638	19,228	—	17,756
Equity in earnings of subsidiaries (1)	37,998	31,946	—	(69,944)	—
Net income for the year	25,061	37,998	33,038	(69,944)	26,153
Less net income attributable to non-controlling interest, net of tax	—	—	1,092	—	1,092
Net income attributable to Oppenheimer Holdings Inc.	25,061	37,998	31,946	(69,944)	25,061
Other comprehensive income (loss)	(3)	—	1,505	—	1,502
Total comprehensive income	$25,058	$37,998	$33,451	$(69,944)	$26,563

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$469,865	$—	$469,865
Advisory fees	—	—	225,226	(2,494)	222,732
Investment banking	—	—	89,477	—	89,477
Interest	—	12,070	57,452	(11,860)	57,662
Principal transactions, net	—	752	53,559	—	54,311
Other	—	168	58,565	(168)	58,565
Total revenue	—	12,990	954,144	(14,522)	952,612
EXPENSES
Compensation and related expenses	397	—	626,014	—	626,411
Communications and technology	81	—	63,278	—	63,359
Occupancy and equipment costs	—	—	62,986	(168)	62,818
Clearing and exchange fees	—	—	23,750	—	23,750
Interest	17,500	—	29,447	(11,861)	35,086
Other	1,475	60	142,673	(2,493)	141,715
Total expenses	19,453	60	948,148	(14,522)	953,139
Income (loss) before income taxes	(19,453)	12,930	5,996	—	(527)
Income tax provision (benefit)	(6,315)	6,093	546	—	324
Equity in earnings of subsidiaries	9,525	—	—	(9,525)	—
Net income (loss) for the year	(3,613)	6,837	5,450	(9,525)	(851)
Less net income attributable to non-controlling interest, net of tax	—	—	2,762	—	2,762
Net income (loss) attributable to Oppenheimer Holdings Inc.	(3,613)	6,837	2,688	(9,525)	(3,613)
Other comprehensive income	—	—	415	—	415
Total comprehensive income (loss)	$(3,613)	$6,837	$3,103	$(9,525)	$(3,198)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) continuing operations	$49,595	$(29,344)	$58,064	$—	$78,315
Cash flows from investing activities
Purchase of office facilities	—	—	(4,398)	—	(4,398)
Cash used in investing activities	—	—	(4,398)	—	(4,398)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,983)	—	—	—	(5,983)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,194	—	—	—	1,194
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Decrease in bank call loans, net		—	(58,800)	—	(58,800)
Cash flow used in financing activities	(49,604)	—	(58,800)	—	(108,404)
Net decrease in cash and cash equivalents	(9)	(29,344)	(5,134)	—	(34,487)
Cash and cash equivalents, beginning of the year	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the year	$439	$1,557	$61,811	$—	$63,807

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) continuing operations	$9,944	$(9,757)	$(3,616)	$—	$(3,429)
Cash flows from investing activities
Purchase of office facilities	—	—	(14,012)	—	(14,012)
Cash used in investing activities	—	—	(14,012)	—	(14,012)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,978)	—	—	—	(5,978)
Issuance of Class A non-voting common stock	150	—	—	—	150
Repurchase of Class A non-voting common stock for cancellation	(3,625)	—	—	—	(3,625)
Tax deficiency from share-based awards	(78)	—	—	—	(78)
Decrease in bank call loans, net	—	—	(10,100)	—	(10,100)
Cash flow used in financing activities	(9,531)	—	(10,100)	—	(19,631)
Net increase (decrease) in cash and cash equivalents	413	(9,757)	(27,728)	—	(37,072)
Cash and cash equivalents, beginning of the year	35	40,658	94,673	—	135,366
Cash and cash equivalents, end of the year	$448	$30,901	$66,945	$—	$98,294

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operations:
Cash provided by (used in) continuing operations	$6,052	$31,776	$(47,280)	$—	$(9,452)
Cash flows from investing activities
Purchase of office facilities	—	—	(14,739)	—	(14,739)
Cash used in investing activities	—	—	(14,739)	—	(14,739)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,986)	—	—	—	(5,986)
Repurchase of Class A non-voting common stock for cancellation	(1,866)	—	—	—	(1,866)
Tax deficiency from share-based awards	(720)	—	—	—	(720)
Acquisition of non-controlling interest	—	(3,000)	—	—	(3,000)
Increase in bank call loans, net	—	—	100,800	—	100,800
Cash flow provided by (used in) financing activities	(8,572)	(3,000)	100,800	—	89,228
Net increase (decrease) in cash and cash equivalents	(2,520)	28,776	38,781	—	65,037
Cash and cash equivalents, beginning of the year	2,555	11,882	55,892	—	70,329
Cash and cash equivalents, end of the year	$35	$40,658	$94,673	$—	$135,366

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
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, occurred during the quarter ended December 31, 2014.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 10, 2014 with respect to fiscal 2013.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption “Election of Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption “Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption “Executive Compensation and Related Information” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption “Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption “Executive Compensation and Related Information - Certain Relationships and Related Party Transactions” under the sub-heading “Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption “Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements
See Item 8 (pages 54 to 119)

(ii)Financial Statement Schedules
Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 124 to 127)

(b)	Exhibits
See the Exhibit Index included hereinafter on pages 124 to 127

(c)	Financial Statement Schedules excluded from the annual report to stockholders
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of March, 2015.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
Jeffrey J. Alfano

/s/ R. Crystal	Director	March 6, 2015
R. Crystal

/s/ W. Ehrhardt	Director	March 6, 2015
W. Ehrhardt

/s/ M. Goldfarb	Director	March 6, 2015
M. Goldfarb

/s/ M.A.M. Keehner	Director	March 6, 2015
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 6, 2015
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 6, 2015
R.S. Lowenthal

/s/ K.W. McArthur	Director	March 6, 2015
K.W. McArthur

/s/ A.W. Oughtred	Director	March 6, 2015
A.W. Oughtred

/s/ E.K. Roberts	Director	March 6, 2015
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

10.34	Oppenheimer Holdings Inc. 2014 Incentive Plan (previously filed as an exhibit to Form 10-K for the year ended December 31, 2013).

10.35	SEC Order Instituting Administrative Cease and Desist Proceedings dated January 27, 2015 (filed herewith).

10.36	FinCEN Civil Monetary Assessment dated January 27, 2015 (filed herewith).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.