Form 10-Q
period 2015-03-31
OPPENHEIMER HOLDINGS INC
filed 2015-05-01
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2015 was 13,650,149 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$66,918	$63,807
Cash segregated for regulatory and other purposes	1,517	18,594
Deposits with clearing organizations	50,258	36,510
Receivable from brokers, dealers and clearing organizations	338,103	314,475
Receivable from customers, net of allowance for credit losses of $2,439 ($2,427 in 2014)	890,260	864,189
Income tax receivable	6,329	4,240
Securities purchased under agreements to resell	—	251,606
Securities owned, including amounts pledged of $501,643 ($518,123 in 2014), at fair value	955,363	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $35,596 and $9,062, respectively ($42,211 and $8,606, respectively, in 2014)	34,995	34,932
Office facilities, net of accumulated depreciation of $105,809 ($103,547 in 2014)	28,269	29,589
Loans held for sale, at fair value	95,876	19,243
Mortgage servicing rights	28,391	30,140
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	118,518	107,386
Total assets	$2,784,386	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$34,615	$35,373
Bank call loans	101,400	59,400
Payable to brokers, dealers and clearing organizations	350,230	257,161
Payable to customers	704,087	652,256
Securities sold under agreements to repurchase	397,389	687,440
Securities sold, but not yet purchased, at fair value	184,649	92,510
Accrued compensation	102,668	165,134
Accounts payable and other liabilities	203,493	141,352
Senior secured notes	150,000	150,000
Deferred tax liabilities, net of deferred tax assets of $62,254 ($68,622 in 2014)	19,186	13,097
Total liabilities	2,247,717	2,253,723
Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,634,831 and 13,530,688 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	65,153	62,264
Class B voting common stock, par value $0.001 per share, 99,680 shares authorized, issued and outstanding	133	133
	65,286	62,397
Contributed capital	41,123	45,118
Retained earnings	425,255	421,047
Accumulated other comprehensive loss	(1,485)	(918)
Total Oppenheimer Holdings Inc. stockholders’ equity	530,179	527,644
Noncontrolling interest	6,490	6,088
Total stockholders’ equity	536,669	533,732
Total liabilities and stockholders’ equity	$2,784,386	$2,787,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2015	2014
REVENUE
Commissions	$109,695	$122,138
Advisory fees	70,966	68,205
Investment banking	27,305	33,524
Interest	11,035	12,390
Principal transactions, net	18,555	8,817
Other	8,005	10,094
Total revenue	245,561	255,168
EXPENSES
Compensation and related expenses	163,091	171,950
Communications and technology	17,168	16,734
Occupancy and equipment costs	15,778	15,397
Clearing and exchange fees	6,402	5,892
Interest	3,910	5,164
Other	29,361	34,922
Total expenses	235,710	250,059
Income before income tax provision	9,851	5,109
Income tax provision	3,730	1,689
Net income for the period	6,121	3,420
Less net income attributable to noncontrolling interest	402	196
Net income attributable to Oppenheimer Holdings Inc.	$5,719	$3,224
Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.42	$0.24
Diluted	$0.40	$0.23
Dividends declared per share	$0.11	$0.11
Weighted average shares
Basic	13,704,228	13,536,805
Diluted	14,282,270	14,114,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2015	2014
Net income for the period	$6,121	$3,420
Other comprehensive loss, net of tax (1)
Currency translation adjustment	(567)	(87)
Comprehensive income for the period	5,554	3,333
Less net income attributable to noncontrolling interests	402	196
Comprehensive income attributable to Oppenheimer Holdings Inc.	$5,152	$3,137

(1)	Other comprehensive loss is attributable to Oppenheimer Holdings Inc. No other comprehensive loss is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2015	2014
Share capital
Balance at beginning of period	$62,397	$60,198
Issuance of Class A non-voting common stock	2,889	1,918
Balance at end of period	65,286	62,116
Contributed capital
Balance at beginning of period	45,118	42,407
Tax benefit (deficiency) from share-based awards	(321)	1,242
Share-based expense	898	1,600
Vested employee share plan awards	(4,572)	(3,896)
Balance at end of period	41,123	41,353
Retained earnings
Balance at beginning of period	421,047	418,204
Net income for the period attributable to Oppenheimer Holdings Inc.	5,719	3,224
Dividends paid ($0.11 per share)	(1,511)	(1,486)
Balance at end of period	425,255	419,942
Accumulated other comprehensive income
Balance at beginning of period	(918)	1,709
Currency translation adjustment	(567)	(87)
Balance at end of period	(1,485)	1,622
Total Oppenheimer Holdings Inc. stockholders’ equity	530,179	525,033
Noncontrolling interest
Balance at beginning of period	6,088	5,353
Net income attributable to noncontrolling interest	402	196
Balance at end of period	6,490	5,549
Total stockholders’ equity	$536,669	$530,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2015	2014
Cash flows from operating activities
Net income for the period	$6,121	$3,420
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,683)	(2,074)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	1,794	1,941
Deferred income taxes	6,089	5,450
Amortization of notes receivable	3,745	4,491
Amortization of debt issuance costs	121	160
Amortization of mortgage servicing rights	230	656
Provision for credit losses	12	18
Share-based compensation	1,495	3,834
Decrease (increase) in operating assets:
Cash segregated for regulatory and other purposes	17,077	42
Deposits with clearing organizations	(13,748)	(7,756)
Receivable from brokers, dealers and clearing organizations	(23,628)	34,510
Receivable from customers	(26,083)	(85,799)
Income tax receivable	(2,089)	(4,223)
Securities purchased under agreements to resell	251,606	(65,723)
Securities owned	(112,208)	(79,928)
Notes receivable	(3,808)	(2,572)
Loans held for sale	(76,633)	66,551
Mortgage servicing rights	1,519	(1,003)
Other assets	(11,820)	34,299
Increase (decrease) in operating liabilities:
Drafts payable	(758)	(6,892)
Payable to brokers, dealers and clearing organizations	93,069	152,189
Payable to customers	51,831	3,000
Securities sold under agreements to repurchase	(290,051)	(51,764)
Securities sold, but not yet purchased	92,139	67,139
Accrued compensation	(63,063)	(75,841)
Accounts payable and other liabilities	62,141	(46,721)
Cash used in operating activities	(36,583)	(52,596)
Cash flows from investing activities
Purchase of office facilities	(474)	(1,397)
Cash used in investing activities	(474)	(1,397)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,511)	(1,486)
Issuance of Class A non-voting common stock	—	185
Tax benefit (deficiency) from share-based awards	(321)	1,242
Increase in bank call loans, net	42,000	78,800
Cash provided by financing activities	40,168	78,741
Net increase in cash and cash equivalents	3,111	24,748
Cash and cash equivalents, beginning of period	63,807	98,294
Cash and cash equivalents, end of period	$66,918	$123,042
Schedule of non-cash financing activities
Employee share plan issuance	$2,889	$1,733
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$611	$788
Cash paid during the period for income taxes, net of refunds	$107	$131
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.        Organization and basis of presentation
Organization
Oppenheimer Holdings Inc. ("OPY") is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its subsidiaries (together, the "Company"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services, mortgage banking and investment advisory and asset management services.
The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly owned subsidiary, Oppenheimer Investment Management Inc. ("OIM"), both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission.
Oppenheimer provides its services from 93 offices in 24 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"). The accompanying December 31, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of March 31, 2015, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $6.5 million.

2.        New accounting pronouncements
Recently Adopted
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has or will have a major effect on an entity’s operation. The ASU also modified related disclosure requirements. The ASU became effective for the annual reporting period in the fiscal year that begins after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU was originally to be effective for the annual reporting period in the fiscal year that begins after December 15, 2017 and early adoption is not permitted. However, on April 1, 2015, the FASB decided to defer for one year the effective date and also to permit entities to early adopt the ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation." The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based award as performance conditions that affect vesting. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management of an entity to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and also provide disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact on its disclosure.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
3.        Earnings per share
Basic earnings per share is computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock ("Class A Stock") and Class B voting common stock ("Class B Stock") outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2015	2014
Basic weighted average number of shares outstanding	13,704,228	13,536,805
Net dilutive effect of share-based awards, treasury method (1)	578,042	578,152
Diluted weighted average number of shares outstanding	14,282,270	14,114,957
Net income for the period	$6,121	$3,420
Net income attributable to noncontrolling interest, net of tax	402	196
Net income attributable to Oppenheimer Holdings Inc.	$5,719	$3,224
Basic earnings per share	$0.42	$0.24
Diluted earnings per share	$0.40	$0.23

(1)
For the three months ended March 31, 2015, the diluted earnings per share computation does not include the anti-dilutive effect of 46,076 shares of Class A Stock granted under share-based compensation arrangements (55,309 shares of Class A Stock granted under share-based compensation arrangements for the three months ended March 31, 2014).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2015	December 31, 2014
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$266,563	$242,172
Receivable from brokers	25,663	38,149
Securities failed to deliver	19,248	11,055
Clearing organizations	23,857	21,106
Other	2,772	1,993
Total	$338,103	$314,475
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$165,005	$137,892
Payable to brokers	7,347	4,559
Securities failed to receive	18,557	23,573
Other	159,321	91,137
Total	$350,230	$257,161
5.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of March 31, 2015		As of December 31, 2014
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$662,364	$131,588	$570,607	$30,615
Corporate debt and other obligations	14,813	4,533	19,795	2,646
Mortgage and other asset-backed securities	3,982	1	6,689	255
Municipal obligations	83,942	51	60,833	51
Convertible bonds	41,054	11,453	49,813	11,369
Corporate equities	49,760	37,023	42,751	47,574
Money markets	391	—	1,245	—
Auction rate securities	99,057	—	91,422	—
Total	$955,363	$184,649	$843,155	$92,510
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2015 are corporate equities with estimated fair values of approximately $14.8 million ($15.7 million at December 31, 2014), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

Valuation Techniques
A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:
U.S. Government Obligations
U.S. Treasury securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers and, accordingly, are categorized in Level 1 of the fair value hierarchy.
U.S. Agency Obligations
U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities are model driven with respect to spreads of the comparable To-be-announced ("TBA") security. Actively traded non-callable agency-issued debt securities are categorized in Level 1 of the fair value hierarchy. Callable agency-issued debt securities and mortgage pass-through securities are generally categorized in Level 2 of the fair value hierarchy.
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
Loans Held for Sale
The Company elected the fair value option for loans held for sale and determines the fair value using both a discounted cash flow model (see key assumptions used in determining mortgage servicing rights below) and quoted observable prices from market participants. Therefore, the Company categorizes these loans held for sale in Level 2 of the fair value hierarchy.

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
To-Be-Announced ("TBA") sale contracts
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
Mortgage Servicing Rights ("MSRs")
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
Estimated Life – The estimated life of the MSRs is derived using a continuous prepayment ("CPR") assumption which estimates projected prepayments of the loan portfolio by considering factors such as note rates, lockouts, and prepayment penalties at the loan level. The CPR rates used are 0% until such time that a loan's prepayment penalty rate hits 4% of the unpaid principal balance of the loan with the vast majority of CPR speeds ranging from 10% to 15% thereafter, with an average of 12%.
Servicing Costs – The estimated future cost to service the loans on an annual basis per loan averages approximately $1,250 for a permanent loan, with a considerably higher cost to service during the construction phase.
The Company does not anticipate any credit losses on the commercial mortgages it services since all of the mortgages are insured for and guaranteed against credit losses by the Federal Housing Administration ("FHA") and the Government National Mortgage Association ("GNMA") and are thus guaranteed by the U.S. government.
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2015, the Company purchased and holds (net of redemptions) approximately $105.3 million in ARS from its clients. In addition, the Company is committed to purchase another $14.2 million in ARS from clients through 2017 under legal settlements and awards.

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

Additional information regarding the valuation technique and inputs for Level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2015
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$83,700	$3,783	$79,917	Discounted Cash Flow	Discount Rate (2)	1.24% to 1.69%	1.45%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.10% to 0.48%	0.28%
Municipal Auction Rate Securities	11,575	972	10,603	Discounted Cash Flow	Discount Rate (4)	2.18%	2.18%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.21%	0.21%
	5,975	538	5,437	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	91.00% of par	91.00% of par
Student Loan Auction Rate Securities	375	47	328	Discounted Cash Flow	Discount Rate (5)	2.91%	2.91%
					Duration	7.0 years	7.0 years
					Current Yield (3)	0.79%	0.79%
Other (7)	3,625	853	2,772	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	76.46% of par	76.46% of par
	$105,250	$6,193	$99,057
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$10,116	$449	$9,667	Discounted Cash Flow	Discount Rate (2)	1.24% to 1.69%	1.45%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.10% to 0.48%	0.28%
Municipal Auction Rate Securities	4,116	346	3,770	Discounted Cash Flow	Discount Rate (4)	2.18%	2.18%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.21%	0.21%
Student Loan Auction Rate Securities	18	2	16	Discounted Cash Flow	Discount Rate (5)	2.91%	2.91%
					Duration	7.0 years	7.0 years
					Current Yield (3)	0.79%	0.79%
	$14,250	$797	$13,453
Total	$119,500	$6,990	$112,510

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at March 31, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet as well as principal transactions revenue in the statement of income at March 31, 2015.

(2)Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.13%.
(3)Based on current auctions in comparable securities that have not failed.
(4)Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.25%.
(5)Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.71%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2015.

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
The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at March 31, 2015 would result in a decrease in the fair value of $1.0 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at March 31, 2015 would result in a decrease in the fair value of $2.1 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2015, the Company had a valuation adjustment (unrealized loss) of $6.2 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of March 31, 2015, the Company also had a valuation adjustment of $797,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $7.0 million as of March 31, 2015. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
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

The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2015:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,092	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	6,373	1,251	N/A	N/A
	$8,465	$1,251

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

Valuation Process
The Finance & Accounting ("F&A") group is responsible for the Company’s fair value policies, processes and procedures. F&A is independent from the business units and trading desks and is headed by the Company’s Chief Financial Officer ("CFO"), who has final authority over the valuation of the Company’s financial instruments. The Finance Control Group ("FCG") within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures.
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

Assets and Liabilities Measured at Fair Value
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015

(Expressed in thousands)
	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$28,075	$—	$—	$28,075
Deposits with clearing organizations	28,194	—	—	28,194
Securities owned:
U.S. Treasury securities	641,665	—	—	641,665
U.S. Agency securities	2,919	17,008	—	19,927
Sovereign obligations	—	772	—	772
Corporate debt and other obligations	—	14,813	—	14,813
Mortgage and other asset-backed securities	—	3,982	—	3,982
Municipal obligations	—	83,838	104	83,942
Convertible bonds	—	41,054	—	41,054
Corporate equities	49,760	—	—	49,760
Money markets	391	—	—	391
Auction rate securities	—	—	99,057	99,057
Securities owned, at fair value	694,735	161,467	99,161	955,363
Investments (1)	—	52,488	9,149	61,637
Loans held for sale	—	95,876	—	95,876
Derivative contracts:
TBAs	—	5,358	—	5,358
Interest rate lock commitments	—	—	11,424	11,424
Derivative contracts, total	—	5,358	11,424	16,782
Total	$751,004	$315,189	$119,734	$1,185,927
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$128,927	$—	$—	$128,927
U.S. Agency securities	—	22	—	22
Sovereign obligations	—	2,639	—	2,639
Corporate debt and other obligations	—	4,533	—	4,533
Mortgage and other asset-backed securities	—	1	—	1
Municipal obligations	—	51	—	51
Convertible bonds	—	11,453	—	11,453
Corporate equities	37,023	—	—	37,023
Securities sold, but not yet purchased at fair value	165,950	18,699	—	184,649
Derivative contracts:
Futures	482	—	—	482
Foreign currency forward contracts	3	—	—	3
TBAs	—	199	—	199
Interest rate lock commitments	—	—	544	544
ARS purchase commitments	—	—	797	797
Derivative contracts, total	485	199	1,341	2,025
Total	$166,435	$18,898	$1,341	$186,674

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31,175	$—	$—	$31,175
Deposits with clearing organizations	24,188	—	—	24,188
Securities owned:
U.S. Treasury securities	540,223	—	—	540,223
U.S. Agency securities	—	26,261	—	26,261
Sovereign obligations	—	4,123	—	4,123
Corporate debt and other obligations	—	19,795	—	19,795
Mortgage and other asset-backed securities	—	6,689	—	6,689
Municipal obligations	—	60,669	164	60,833
Convertible bonds	—	49,813	—	49,813
Corporate equities	42,751	—	—	42,751
Money markets	1,245	—	—	1,245
Auction rate securities	—	—	91,422	91,422
Securities owned, at fair value	584,219	167,350	91,586	843,155
Investments (1)	—	51,246	9,508	60,754
Loans held for sale	—	19,243	—	19,243
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	4,535	—	4,535
Interest rate lock commitments	—	—	7,576	7,576
Derivative contracts, total	—	4,535	7,576	12,111
Total	$639,582	$492,374	$108,670	$1,240,626
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$30,581	$—	$—	$30,581
U.S. Agency securities	—	34	—	34
Corporate debt and other obligations	—	2,646	—	2,646
Mortgage and other asset-backed securities	—	255	—	255
Municipal obligations	—	51	—	51
Convertible bonds	—	11,369	—	11,369
Corporate equities	47,574	—	—	47,574
Securities sold, but not yet purchased at fair value	78,155	14,355	—	92,510
Derivative contracts:
Futures	353	—	—	353
Foreign currency forward contracts	10	—	—	10
TBAs	—	1,018	—	1,018
Interest rate lock commitments	—	—	1,222	1,222
ARS purchase commitments	—	—	902	902
Derivative contracts, total	363	1,018	2,124	3,505
Total	$78,518	$15,373	$2,124	$96,015

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 financial assets and liabilities in the three months ended March 31, 2015.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(60)	$—	$—	$—	$104
Auction rate securities (1)(7)(8)	91,422	935	8,225	(1,525)	—	99,057
Interest rate lock commitments (2)	7,576	3,848	—		—	11,424
Investments (3)	9,508	(231)	198	(215)	(111)	9,149
Liabilities
Interest rate lock commitments (2)	1,222	678	—	—	—	544
ARS purchase commitments (4)	902	105	—	—	—	797

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$236	$(166)	$—	$—	$—	$70
Auction rate securities (1)(7)(8)	85,124	1	3,200	(3,300)	—	85,025
Interest rate lock commitments (2)	2,375	663	—	—	—	3,038
Investments (3)	5,946	(169)	4,052	(503)	(620)	8,706
Liabilities
Interest rate lock commitments (2)	3,653	(749)	—	—	—	4,402
ARS purchase commitments (4)	2,600	395	—	—	—	2,205

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

Assets and liabilities not measured at fair value on a recurring basis as of March 31, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of March 31, 2015		As of March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$38,843	$38,843	$38,843	$—	$—	$38,843
Cash segregated for regulatory and other purposes	1,517	1,517	1,517	—	—	1,517
Deposits with clearing organization	22,064	22,064	22,064	—	—	22,064
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	266,563	266,563	—	266,563	—	266,563
Receivables from brokers	25,663	25,663	—	25,663	—	25,663
Securities failed to deliver	19,248	19,248	—	19,248	—	19,248
Clearing organizations	23,857	23,857	—	23,857	—	23,857
Other	2,772	2,772	—	2,772	—	2,772
	338,103	338,103	—	338,103	—	338,103
Receivable from customers	890,260	890,260	—	890,260	—	890,260
Mortgage servicing rights	28,391	40,772	—	—	40,772	40,772

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of March 31, 2015		As of March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$34,615	$34,615	$34,615	$—	$—	$34,615
Bank call loans	101,400	101,400	—	101,400	—	101,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	165,005	165,005	—	165,005	—	165,005
Payable to brokers	7,347	7,347	—	7,347	—	7,347
Securities failed to receive	18,557	18,557	—	18,557	—	18,557
Other	159,321	159,321	—	159,321	—	159,321
	350,230	350,230	—	350,230	—	350,230
Payables to customers	704,087	704,087	—	704,087	—	704,087
Securities sold under agreements to repurchase	397,389	397,389	—	397,389	—	397,389
Warehouse payable	87,562	87,562	—	87,562	—	87,562
Senior secured notes	150,000	157,407	—	157,407	—	157,407

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$32,632	$32,632	$32,632	$—	$—	$32,632
Cash segregated for regulatory and other purposes	18,594	18,594	18,594	—	—	18,594
Deposits with clearing organization	12,322	12,322	12,322	—	—	12,322
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	242,172	242,172	—	242,172	—	242,172
Receivables from brokers	38,149	38,149	—	38,149	—	38,149
Securities failed to deliver	11,055	11,055	—	11,055	—	11,055
Clearing organizations	21,106	21,106	—	21,106	—	21,106
Other	1,993	1,993	—	1,993	—	1,993
	314,475	314,475	—	314,475	—	314,475
Receivable from customers	864,189	864,189	—	864,189	—	864,189
Securities purchased under agreements to resell	1,606	1,606	1,606	—	—	1,606
Mortgage servicing rights	30,140	42,279	—	—	42,279	42,279

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$35,373	$35,373	$35,373	$—	$—	$35,373
Bank call loans	59,400	59,400	—	59,400	—	59,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	137,892	137,892	—	137,892	—	137,892
Payable to brokers	4,559	4,559	—	4,559	—	4,559
Securities failed to receive	23,573	23,573	—	23,573	—	23,573
Other	91,137	91,137	—	91,137	—	91,137
	257,161	257,161	—	257,161	—	257,161
Payables to customers	652,256	652,256	—	652,256	—	652,256
Securities sold under agreements to repurchase	687,440	687,440	—	687,440	—	687,440
Warehouse payable	16,683	16,683	—	16,683	—	16,683
Senior secured notes	150,000	157,782	—	157,782	—	157,782

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at March 31, 2015 or December 31, 2014.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At March 31, 2015, the Company did not carry any loans held for sale for a period longer than 90 days. At March 31, 2015, the book value and fair value of loans held for sale was $87.9 million and $95.9 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2015 and 2014, there were no derivative instruments that were designated and qualified as a cash flow hedge.
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

Derivatives used for commercial mortgage banking
In the normal course of business, OMHHF enters into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by OMHHF. All mortgagors are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, OMHHF’s policy is to enter into a TBA sale contract with the investor simultaneously with the rate lock commitment with the borrower. The TBA sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. TBA sale contracts with the investors have an expiration date that is longer than our related commitments to the borrower to allow, among other things, for the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.
Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. Unrealized gains and losses on rate lock commitments are recorded in other assets in the condensed consolidated balance sheets and other income in the condensed consolidated statements of income. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input includes, as applicable:

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

The notional amounts and fair values of the Company’s derivatives at March 31, 2015 and December 31, 2014 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at March 31, 2015
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$44,295	$230
	TBA sale contracts	340,494	5,128
	Interest rate lock commitments	238,734	11,424
		$623,523	$16,782
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	Futures	$3,145,200	$482
Other contracts	Forward currency forward contracts	1,000	3
	TBAs	38,345	199
	Interest rate lock commitments	13,345	544
	ARS purchase commitments	14,249	797
		$3,212,139	$2,025

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)
	Fair Value of Derivative Instruments at December 31, 2014
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$105,185	$1,026
	TBA sale contracts	188,178	3,509
	Interest rate lock commitments	147,521	7,576
		$440,884	$12,111
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	Futures	$3,835,600	$353
Other contracts	Foreign currency forward contracts	400,000	10
	TBAs	105,186	1,018
	Interest rate lock commitments	22,269	1,222
	Forward start repurchase agreements	636,000	—
	ARS purchase commitments	12,249	902
		$5,011,304	$3,505

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended March 31, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,480)
Other contracts	Foreign exchange forward contracts	Other revenue	3
	TBAs	Principal transactions revenue	(14)
	TBA sale contracts	Other revenue	(1,619)
	Interest rate lock commitments	Other revenue	4,526
	ARS purchase commitments	Principal transactions revenue	105
			$1,521

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Income
	For the Three Months Ended March 31, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(673)
Other contracts	TBAs	Principal transactions revenue	(786)
	TBA sale contracts	Other revenue	(4,325)
	Interest rate lock commitments	Other revenue	(86)
	ARS purchase commitments	Principal transactions revenue	395
			$(5,475)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At March 31, 2015, bank call loans were $101.4 million ($59.4 million at December 31, 2014).
At March 31, 2015, the Company had collateralized loans, collateralized by firm and customer securities with market values of approximately $196.6 million and $209.2 million, respectively, with commercial banks. At March 31, 2015, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $133.1 million under securities loan agreements.
At March 31, 2015, the Company had deposited $386.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At March 31, 2015, the Company had no outstanding letters of credit.
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

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2015 and December 31, 2014:

As of March 31, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$222,226	$(222,226)	$—	$—	$—	$—
Securities borrowed (1)	266,563	—	266,563	(256,386)	—	10,177
Total	$488,789	$(222,226)	$266,563	$(256,386)	$—	$10,177

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$619,615	$(222,226)	$397,389	$(395,376)	$—	$2,013
Securities loaned (2)	165,005	—	165,005	(158,125)	—	6,880
Total	$784,620	$(222,226)	$562,394	$(553,501)	$—	$8,893

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$314,266	$(62,660)	$251,606	$(250,000)	$—	$1,606
Securities borrowed (1)	242,172	—	242,172	(234,376)	—	7,796
Total	$556,438	$(62,660)	$493,778	$(484,376)	$—	$9,402

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$750,100	$(62,660)	$687,440	$(686,119)	$—	$1,321
Securities loaned (2)	137,892	—	137,892	(132,258)	—	5,634
Total	$887,992	$(62,660)	$825,332	$(818,377)	$—	$6,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2015, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $258.4 million ($235.1 million at December 31, 2014) and $222.3 million ($314.1 million at December 31, 2014), respectively, of which the Company has sold and re-pledged approximately $24.4 million ($4.4 million at December 31, 2014) under securities loaned transactions and $222.3 million under repurchase agreements ($312.6 million at December 31, 2014).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $501.6 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2015 ($518.1 million at December 31, 2014). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $196.8 million at March 31, 2015 ($149.1 million at December 31, 2014).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2015 are receivables from two major U.S. broker-dealers totaling approximately $113.0 million.
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
The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At March 31, 2015, there were no loans in place.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at March 31, 2015 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing organizations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2015, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in accounts payable and other liabilities on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At March 31, 2015, OMHHF had $87.6 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three months ended March 31, 2015 was $125,000 ($144,000 for the three months ended March 31, 2014). The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.
As discussed in Note 5, Fair value measurements, the Company enters into TBA sale contracts to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBA sale contracts are unable to fulfill their contractual obligations.
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at March 31, 2015 and December 31, 2014:

(Expressed in thousands)
	At March 31, 2015
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,872,462	$1,314	$—	$—	$1,314
Private equity funds	75,400	27	—	2	29
Total	$1,947,862	$1,341	$—	$2	$1,343

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	At December 31, 2014
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

8.        Commercial mortgage banking
OMHHF is engaged in the business of originating and servicing FHA-insured multifamily and healthcare facility loans and securitizing these loans into GNMA mortgage backed securities. OMHHF also offers mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintains a mortgage servicing portfolio for which it provides a full array of services, including the collection of mortgage payments from mortgagors which are passed on to the mortgage holders, construction loan management and asset management.
The Company owns an 83.68% controlling interest in OMHHF. The 16.32% noncontrolling interest belongs to one related third party who is the President and Chief Executive Officer of OMHHF.
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $8.2 million and $340,000 for the three months ended March 31, 2015 and 2014, respectively.
Funding Commitments
OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly with counterparties to offset its exposures related to these funding commitments. See Note 5, Fair value measurements, for more information.
Loans Held For Sale
OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan held for sale is recorded on the condensed consolidated balance sheet. Loans held for sale are recorded at fair value through earnings.
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $378.3 million at March 31, 2015 ($285.5 million at December 31, 2014). These amounts are not included on the condensed consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at March 31, 2015 was approximately $257.0 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows:

(Expressed in thousands)
	As of March 31, 2015	As of December 31, 2014
Unpaid principal balance of loans	$3,959,623	$4,134,894
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
OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. See Note 5, Fair value measurements, for more information.

The fair value of the servicing rights on the loan portfolio was $40.8 million and $42.3 million at March 31, 2015 and December 31, 2014, respectively (carrying value of $28.4 million and $30.1 million at March 31, 2015 and December 31, 2014, respectively). The following table summarizes the changes in carrying value of MSRs for the three months ended March 31, 2015 and 2014:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$30,140	$28,879
Originations (1)	601	1,544
Purchases	208	21
Disposals (1)	(2,328)	(562)
Amortization expense	(230)	(656)
Balance at end of period	$28,391	$29,226

(1)	Includes refinancings.
Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2015	$2,144	$918	$3,062
2016	2,857	1,225	4,082
2017	2,851	1,222	4,073
2018	2,825	1,216	4,041
2019	2,727	1,155	3,882
Thereafter	7,187	2,064	9,251
	$20,591	$7,800	$28,391
The Company receives fees during the course of servicing the mortgage loans. The fees for the three months ended March 31, 2015 and 2014 were as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014
Servicing fees	$1,467	$1,344
Ancillary fees	101	93
Total MSR fees	$1,568	$1,437

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At March 31, 2015	At December 31, 2014
Senior Secured Notes	4/15/2018	$150,000	$150,000
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2015, the Company was in compliance with all of its covenants.
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
Interest expense for the three months ended March 31, 2015 and 2014 on the Notes was $3.3 million and $4.3 million, respectively.
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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Class A Stock outstanding, beginning of period	13,530,688	13,377,967
Issued pursuant to shared-based compensation plans	104,143	138,659
Class A Stock outstanding, end of period	13,634,831	13,516,626
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
In the three months ended March 31, 2015, the Company did not buy back any stock under this program. As of March 31, 2015, 352,823 shares were available to be purchased under this program.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $34.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2015, the Company purchased and holds (net of redemptions) approximately $105.3 million in ARS from its clients. In addition, the Company is committed to purchase another $14.2 million in ARS from clients through 2017 under legal settlements and awards.
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
As of March 31, 2015, the Company had $2.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks continued to hold approximately $97.4 million of principal value of ARS as of March 31, 2015. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.
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
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failing to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above.

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
In May 2014, Oppenheimer received a "Wells Notice" from FINRA requesting that Oppenheimer make a written submission to explain why Oppenheimer should not be charged with violations of FINRA rules relating to the supervision of one former financial adviser and associated charges related to alleged deficient supervisory systems, late FINRA U/4/U/5 filings and record retention. On March 26, 2015, FINRA issued a Letter of Acceptance, Waiver and Consent (“AWC”) pursuant to which Oppenheimer, without admitting or denying the findings, consented to FINRA’s findings that Oppenheimer (i) failed to supervise a former financial adviser and failed to prevent him from trading multiple customer accounts at excessive levels; (ii) lacked supervisory systems reasonably designed to detect and prevent wire transfers between Oppenheimer customers and the former financial adviser; (iii) failed to timely make hundreds of required updates on Forms U4 and U5; and (iv) failed to provide timely responses to six FINRA information requests. In so doing FINRA found that Oppenheimer violated, among others, FINRA rules 2010, 2110, 3010 and 8210. Oppenheimer agreed to pay a fine and restitution of approximately $3.8 million and agreed to retain an independent consultant to review Oppenheimer’s supervisory systems related to wire transfers, Form U/4/U5 reporting and excessive trading.
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
12.        Regulatory requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2015, the net capital of Oppenheimer as calculated under the Rule was $147.1 million or 10.94% of Oppenheimer’s aggregate debit items. This was $120.2 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At March 31, 2015, Freedom had net capital of $6.0 million, which was $5.8 million in excess of the $250,000 required to be maintained at that date.
At March 31, 2015, Freedom had $662,000 in cash segregated under Federal and other regulations.

New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At March 31, 2015, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 10.43% (required 4.5%);

•	Tier 1 Capital ratio 10.43% (required 6.0%); and

•	Total Capital ratio 11.85% (required 8.0%).
At March 31, 2015, the regulatory capital of Oppenheimer Investments Asia Limited was $3.1 million, which was $2.7 million in excess of the $386,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.
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
Corporate/Other—The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.
The table below presents information about the reported revenue and net income before taxes of the Company for the three months ended March 31, 2015 and 2014. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014
Revenue
Private client (1)	$139,932	$147,820
Asset management (1)	24,461	24,610
Capital markets	72,166	77,881
Commercial mortgage banking	8,386	4,872
Corporate/Other	616	(15)
Total	$245,561	$255,168
Income (loss) before income tax provision
Private client (1)	$16,757	$10,308
Asset management (1)	7,886	7,683
Capital markets	6,735	11,184
Commercial mortgage banking	4,037	1,849
Corporate/Other	(25,564)	(25,915)
Total	$9,851	$5,109
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.
Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2015 and 2014, was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014
United States	$233,031	$240,328
United Kingdom/Israel	10,972	13,837
China	1,558	1,003
Total	$245,561	$255,168
14.        Subsequent events
On May 1, 2015, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 29, 2015 to holders of Class A Stock and Class B Stock of record on May 15, 2015.
15.        Condensed consolidating financial information
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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1	$1,993	$64,924	$—	$66,918
Cash and securities segregated for regulatory and other purposes	—	—	1,517	—	1,517
Deposits with clearing organizations	—	—	50,258	—	50,258
Receivable from brokers, dealers and clearing organizations	—	—	338,103	—	338,103
Receivable from customers, net of allowance for credit losses of $2,439	—	—	890,260	—	890,260
Income tax receivable	29,280	27,439	—	(50,390)	6,329
Securities owned, including amounts pledged of $501,643, at fair value	—	5,080	950,283	—	955,363
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $35,596 and $9,062, respectively	—	—	34,995	—	34,995
Office facilities, net of accumulated depreciation of $105,809	—	19,748	8,521	—	28,269
Loans held for sale, at fair value	—	—	95,876	—	95,876
Mortgage servicing rights	—	—	28,391	—	28,391
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,634	3,384	113,500	—	118,518
Deferred tax assets	287	309	22,592	(23,188)	—
Investment in subsidiaries	572,836	548,333	—	(1,121,169)	—
Intercompany receivables	84,727		—	(84,727)	—
Total assets	$688,765	$718,844	$2,768,809	$(1,392,032)	$2,784,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$34,615	$—	$34,615
Bank call loans	—	—	101,400	—	101,400
Payable to brokers, dealers and clearing organizations	—	—	350,230	—	350,230
Payable to customers	—	—	704,087	—	704,087
Securities sold under agreements to repurchase	—	—	397,389	—	397,389
Securities sold, but not yet purchased, at fair value	—	—	184,649	—	184,649
Accrued compensation	—	—	102,668	—	102,668
Accounts payable and other liabilities	6,146	35,805	161,542	—	203,493
Income tax payable	2,440	22,189	25,761	(50,390)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	73	42,301	(23,188)	19,186
Intercompany payables	—	71,592	13,135	(84,727)	—
Total liabilities	158,586	129,659	2,230,335	(270,863)	2,247,717
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	530,179	589,185	531,984	(1,121,169)	530,179
Noncontrolling interest	—	—	6,490	—	6,490
Total stockholders’ equity	530,179	589,185	538,474	(1,121,169)	536,669
Total liabilities and stockholders’ equity	$688,765	$718,844	$2,768,809	$(1,392,032)	$2,784,386

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$439	$1,557	$61,811	$—	$63,807
Cash and securities segregated for regulatory and other purposes	—	—	18,594	—	18,594
Deposits with clearing organizations	—	—	36,510	—	36,510
Receivable from brokers, dealers and clearing organizations	—	—	314,475	—	314,475
Receivable from customers, net of allowance for credit losses of $2,427	—	—	864,189	—	864,189
Income tax receivable	28,070	27,304	—	(51,134)	4,240
Securities purchased under agreements to resell	—	—	251,606	—	251,606
Securities owned, including amounts pledged of $518,123, at fair value	—	5,806	837,349	—	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $42,211 and $8,606, respectively	—	—	34,932	—	34,932
Office facilities, net of accumulated depreciation of $103,547	—	20,181	9,408	—	29,589
Loans held for sale, at fair value	—	—	19,243	—	19,243
Mortgage servicing rights	—	—	30,140	—	30,140
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,686	3,803	101,897	—	107,386
Deferred tax assets	18	309	27,973	(28,300)	—
Investment in subsidiaries	565,257	544,576	—	(1,109,833)	—
Intercompany receivables	87,442	—	—	(87,442)	—
Total assets	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$35,373	$—	$35,373
Bank call loans	—	—	59,400	—	59,400
Payable to brokers, dealers and clearing organizations	—	—	257,161	—	257,161
Payable to customers	—	—	652,256	—	652,256
Securities sold under agreements to repurchase	—	—	687,440	—	687,440
Securities sold, but not yet purchased, at fair value	—	—	92,510	—	92,510
Accrued compensation	—	—	165,134	—	165,134
Accounts payable and other liabilities	2,828	35,800	102,724	—	141,352
Income tax payable	2,440	22,189	26,505	(51,134)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	88	41,309	(28,300)	13,097
Intercompany payables	—	76,492	10,950	(87,442)	—
Total liabilities	155,268	134,569	2,243,320	(279,434)	2,253,723
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	527,644	581,525	528,308	(1,109,833)	527,644
Noncontrolling interest	—	—	6,088	—	6,088
Total stockholders’ equity	527,644	581,525	534,396	(1,109,833)	533,732
Total liabilities and stockholders’ equity	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$109,695	$—	$109,695
Advisory fees	—	—	71,420	(454)	70,966
Investment banking	—	—	27,305	—	27,305
Interest	—	2,566	11,033	(2,564)	11,035
Principal transactions, net	—	—	18,609	(54)	18,555
Other	—	95	7,985	(75)	8,005
Total revenue	—	2,661	246,047	(3,147)	245,561
EXPENSES
Compensation and related expenses	312	—	162,779	—	163,091
Communications and technology	25	—	17,143	—	17,168
Occupancy and equipment costs	—	—	15,853	(75)	15,778
Clearing and exchange fees	—	—	6,402	—	6,402
Interest	3,281	—	3,193	(2,564)	3,910
Other	288	68	29,513	(508)	29,361
Total expenses	3,906	68	234,883	(3,147)	235,710
Income (loss) before income tax provision (benefit)	(3,906)	2,593	11,164	—	9,851
Income tax provision (benefit)	(1,480)	847	4,363	—	3,730
Equity in earnings of subsidiaries	8,145	6,399	—	(14,544)	—
Net income for the period	5,719	8,145	6,801	(14,544)	6,121
Less net income attributable to noncontrolling interest, net of tax	—	—	402	—	402
Net income attributable to Oppenheimer Holdings Inc.	5,719	8,145	6,399	(14,544)	5,719
Other comprehensive loss	—	—	(567)	—	(567)
Total comprehensive income	$5,719	$8,145	$5,832	$(14,544)	$5,152

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$122,138	$—	$122,138
Advisory fees	—	—	68,575	(370)	68,205
Investment banking	—	—	33,524	—	33,524
Interest	—	2,733	12,367	(2,710)	12,390
Principal transactions, net	—	40	8,777	—	8,817
Other	—	216	10,094	(216)	10,094
Total revenue	—	2,989	255,475	(3,296)	255,168
EXPENSES
Compensation and related expenses	315	—	171,635	—	171,950
Communications and technology	27	—	16,707	—	16,734
Occupancy and equipment costs	—	—	15,613	(216)	15,397
Clearing and exchange fees	—	—	5,892	—	5,892
Interest	4,375	—	3,499	(2,710)	5,164
Other	344	2	34,946	(370)	34,922
Total expenses	5,061	2	248,292	(3,296)	250,059
Income (loss) before income tax provision (benefit)	(5,061)	2,987	7,183	—	5,109
Income tax provision (benefit)	(1,911)	(138)	3,738	—	1,689
Equity in earnings of subsidiaries (1)	6,374	3,249	—	(9,623)	—
Net income for the period	3,224	6,374	3,445	(9,623)	3,420
Less net income attributable to noncontrolling interest, net of tax	—	—	196	—	196
Net income attributable to Oppenheimer Holdings Inc.	3,224	6,374	3,249	(9,623)	3,224
Other comprehensive loss	—	—	(87)	—	(87)
Total comprehensive income	$3,224	$6,374	$3,162	$(9,623)	$3,137

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$1,394	$436	$(38,413)	$—	$(36,583)
Cash flows from investing activities:
Purchase of office facilities	—	—	(474)	—	(474)
Cash used in investing activities	—	—	(474)	—	(474)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,511)	—	—	—	(1,511)
Tax deficiency from share-based awards	(321)	—	—	—	(321)
Increase in bank call loans, net	—	—	42,000	—	42,000
Cash flow provided by (used in) financing activities	(1,832)	—	42,000	—	40,168
Net increase (decrease) in cash and cash equivalents	(438)	436	3,113	—	3,111
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$1	$1,993	$64,924	$—	$66,918

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$209	$27,296	$(80,101)	$—	$(52,596)
Cash flows from investing activities:
Purchase of office facilities	—	—	(1,397)	—	(1,397)
Cash used in investing activities	—	—	(1,397)	—	(1,397)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,486)	—	—	—	(1,486)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,242	—	—	—	1,242
Increase in bank call loans, net	—	—	78,800	—	78,800
Cash flow provided by (used in) financing activities	(59)	—	78,800	—	78,741
Net increase (decrease) in cash and cash equivalents	150	27,296	(2,698)	—	24,748
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the period	$598	$58,197	$64,247	$—	$123,042

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2014.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2015, the Company provided its services from 93 offices in 24 states located throughout the United States, and offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of March 31, 2015 totaled approximately $88.0 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At March 31, 2015, client assets under management totaled approximately $26.6 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") is engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. At March 31, 2015, the Company employed 3,428 employees (3,336 full-time and 92 part-time), of whom approximately 1,301 were financial advisers.
Critical Accounting Policies
The Company’s accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in Note 2 to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2014. Certain of those policies are considered to be particularly important to the presentation of the Company’s financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2015, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company has sought financing from a number of sources, without success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions which, to date, combined with purchases by the Company have reduced client holdings by 92%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and "Factors Affecting ‘Forward-Looking Statements’" herein.
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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, the Commodity Futures Trading Commission ("CFTC") and FINRA in the United States, the Financial Conduct Authority ("FCA") in the United Kingdom, the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey, the Securities and Futures Commission in Hong Kong ("SFC"), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC has increased their enforcement activities with an intent to bring more actions against firms and individuals for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules and to assert significant penalties in connection with such activities. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.
In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act ("Dodd Frank") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor has proposed rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts ("IRAs"). The proposed rules contemplate a contract between plan owners and custodians and managers in which all elements of the relationship are described including all relevant conflicts of interest. It is too early to tell if these rules will become final and their impact on the Company. In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdictions in which securities are traded and the "spreads" demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around "high speed trading" has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. FINRA has proposed a data collection system (CARDS- Comprehensive Automated Risk Data System) that would collect data on virtually every transaction involving clients and process and retain the information. It is possible that client reaction to this information collection will drive client activity to non-broker dealers, and have a detrimental impact on the business of the Company. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. Various committees of Congress are reviewing the impact of the Volcker Rule and are potentially moving to reduce its impact on smaller institutions. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available.
Recent revelations concerning the potential manipulation of LIBOR ("London Interbank Offered Rate") during the period from 2008-2010 make it likely that more regulation surrounding the fixing of interest rates on commercial bank loans and reference rates on derivatives can be expected. Similar investigations are underway with respect to the setting of foreign exchange rates over a broad time period and there is no way to predict the outcome of these investigations although recently enforcement has been instituted against a number of international banks as well as employees of such banks with sizable fines being assessed.
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
On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules ("FRRs") and reporting rules under SEC Rule 17a-5 ("Reporting Rule") for broker-dealers. The final amendments to the FRRs make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC’s ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators.  The rules were effective at March 3, 2014.
The Reporting Rule requires all broker-dealers to file a new unaudited quarterly Form Custody report which provides information around custodial practices and was effective December 31, 2013. In addition, the new Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy Letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants ("AICPA") standards to Public Company Accounting Oversight Board ("PCAOB") standards as well as provides the SEC with access to auditors and audit workpapers. These rules were effective for fiscal years ending on or after June 1, 2014.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control – Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act of 2002.
Other Regulatory Matters
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failing to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.
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
In May 2014, Oppenheimer received a "Wells Notice" from FINRA requesting that Oppenheimer make a written submission to explain why Oppenheimer should not be charged with violations of FINRA rules relating to the supervision of one former financial adviser and associated charges related to alleged deficient supervisory systems, late FINRA U/4/U/5 filings and record retention. On March 26, 2015 FINRA issued a Letter of Acceptance, Waiver and Consent ("AWC") pursuant to which Oppenheimer, without admitting or denying the findings, consented to FINRA’s findings that Oppenheimer (i) failed to supervise a former financial adviser and failed to prevent him from trading multiple customer accounts at excessive levels; (ii)

lacked supervisory systems reasonably designed to detect and prevent wire transfers between Oppenheimer customers and the former financial adviser; (iii) failed to timely make hundreds of required updates on Forms U4 and U5; and (iv) failed to provide timely responses to six FINRA information requests. In so doing FINRA found that Oppenheimer violated, among others, FINRA rules 2010, 2110, 3010 and 8210. Oppenheimer agreed to pay a fine and restitution of approximately $3.8 million and agreed to retain an independent consultant to review Oppenheimer’s supervisory systems related to wire transfers, Form U/4/U5 reporting and excessive trading.
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
In March 2011, the Division of Securities for the State of Delaware ("Division of Securities") commenced an inquiry regarding a customer complaint received from an Oppenheimer customer resident in Delaware. The customer complaint was settled in December 2012 and a Delaware state court approved the settlement. As part of its investigation, several employees gave on the record testimony concerning the customer’s accounts. In November 2014, Oppenheimer received a letter from the Department of Justice for the State of Delaware advising Oppenheimer that the results of their investigation indicated potential violations of the Delaware Securities Act (the "Act") and the rules and regulations pursuant to the Act as they relate to excessive trading, unsuitable recommendations, and failure to supervise. Oppenheimer continues to cooperate with the Division of Securities inquiry.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2015, the Company purchased and holds (net of redemptions) approximately $105.2 million in ARS from its clients. As of March 31, 2015, the Company had $2.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $14.2 million from clients through 2017 under legal settlements and awards.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company’s clients held at Oppenheimer approximately $122.2 million of ARS at March 31, 2015 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See "Legal Proceedings" herein.
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
Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $5.7 million or $0.42 basic earnings per share for the first quarter of 2015 compared with net income attributable to Oppenheimer Holdings Inc. of $3.2 million or $0.24 basic earnings per share for the first quarter of 2014, an increase of 77.4%. Income before income tax provision was $9.9 million for the first quarter of 2015 compared with income before tax income tax provision of $5.1 million for the first quarter of 2014, an increase of 92.8%. Revenue for the first quarter of 2015 was $245.6 million compared with $255.2 million in the first quarter of 2014, a decrease of 3.8%.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2015 compared to the same period in 2014:

(Expressed in thousands)	For the Three Months Ended March 31, 2015
	Amount Change	% Change
Revenue
Commissions	$(12,443)	(10.2)
Advisory fees	2,761	4.0
Investment banking	(6,219)	(18.6)
Interest	(1,355)	(10.9)
Principal transactions, net	9,738	110.4
Other	(2,089)	(20.7)
Total revenue	(9,607)	(3.8)
Expenses
Compensation and related expenses	(8,859)	(5.2)
Communications and technology	434	2.6
Occupancy and equipment costs	381	2.5
Clearing and exchange fees	510	8.7
Interest	(1,254)	(24.3)
Other	(5,561)	(15.9)
Total expenses	(14,349)	(5.7)
Income before income tax provision	4,742	92.8
Income tax provision	2,041	120.8
Net income for the period	2,701	79.0
Less net income attributable to noncontrolling interest, net of tax	206	105.1
Net income attributable to Oppenheimer Holdings Inc.	$2,495	77.4
Revenue
Commission revenue was $109.7 million for the first quarter of 2015, a decrease of 10.2% compared with $122.1 million for the first quarter of 2014 due to a lower financial adviser headcount coupled with reduced transaction volumes from retail investors during the first quarter of 2015.
Advisory fees were $71.0 million for the first quarter of 2015, an increase of 4.0% compared with $68.2 million for the first quarter of 2014 due to increases in advisory fees on traditional managed products. Assets under management increased 2.3% from $25.3 billion to $25.9 billion from December 31, 2013 to December 31, 2014, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. Assets under management for the period ended March 31, 2015 increased 2.8% to $26.6 billion as compared to $25.9 billion at December 31, 2014. The increase was comprised of asset appreciation of $0.7 billion.
Investment banking revenue decreased 18.6% to $27.3 million for the first quarter of 2015 compared with $33.5 million for the first quarter of 2014 due to lower fees from mergers and acquisitions activity during the first quarter of 2015.
Interest revenue was $11.0 million for first quarter of 2015, a decrease of 10.9% compared with $12.4 million for the first quarter of 2014. The decrease is primarily attributable to a decrease of $1.0 million in interest from lower holdings of U.S. government and agency securities.
Principal transactions revenue increased 110.4% to $18.6 million during the first quarter of 2015 compared with $8.8 million for the first quarter of 2014 primarily due to higher volumes and dollar-value of loan modifications of commercial mortgages during the first quarter of 2015.
Other revenue was $8.0 million for the first quarter of 2015, a decrease of 20.7% compared to $10.1 million for the first quarter of 2014. The decrease is primarily due to prepayment penalties related to loan modifications of commercial mortgages during the first quarter of 2015.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $163.1 million during the first quarter of 2015, a decrease of 5.2% compared to the first quarter of 2014. The decrease was due to lower production and incentive compensation expenses as well as lower share-based compensation expenses during the first quarter of 2015. Compensation and related expenses as a percentage of revenue was 66.4% during the first quarter of 2015 compared to 67.4% during the first quarter of 2014.
Non-compensation expenses were $72.6 million during the first quarter of 2015, a decrease of 7.0% compared to $78.1 million during the same period in 2014 primarily due to lower legal and regulatory costs during the first quarter of 2015.
The table below presents information about the reported revenue and net income before taxes of the Company’s reportable business segments for the three months ended March 31, 2015 and 2014:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014	% Change
Revenue
Private Client	$139,932	$147,820	(5.3)
Asset Management	24,461	24,610	(0.6)
Capital Markets	72,166	77,881	(7.3)
Commercial Mortgage Banking	8,386	4,872	72.1
Corporate/Other	616	(15)	*
	$245,561	$255,168	(3.8)
Income (Loss) before income tax provision
Private Client	$16,757	$10,308	62.6
Asset Management	7,886	7,683	2.6
Capital Markets	6,735	11,184	(39.8)
Commercial Mortgage Banking	4,037	1,849	118.3
Corporate/Other	(25,564)	(25,915)	(1.4)
	$9,851	$5,109	92.8

*	Not comparable

Private Client
Private Client reported revenue of $139.9 million for the first quarter of 2015, 5.3% lower than the first quarter of 2014, due to decreases in transaction-based business partially offset by increases in advisory fees earned on traditional managed products during the first quarter of 2015. Income before income tax provision was $16.8 million for the first quarter of 2015, an increase of 62.6% compared with the first quarter of 2014 due to decreases in legal and regulatory costs and share-based compensation expenses during the first quarter of 2015.

•	Client assets under administration were $88.0 billion at March 31, 2015 compared to $87.3 billion at December 31, 2014, an increase of 0.8%.

•
Financial adviser headcount was 1,301 at the end of the first quarter of 2015, down from 1,390 at the end of the first quarter of 2014, as a result of headcount reductions of financial advisers who did not meet our current standards for productivity and client service.

•	Retail commissions were $65.8 million for the first quarter of 2015, a decrease of 17.1% from the first quarter of 2014.

•
Advisory fee revenue on traditional and alternative managed products was $48.0 million for the first quarter of 2015, an increase of 6.1% over the first quarter of 2014 (see Asset Management below for further information).

•
Money market fee waivers totaled $5.5 million during the first quarter of 2015 versus waivers of $7.9 million during the first quarter of 2014. The decline in money market fee waivers was due to the movement of client assets out of money market fund products and into FDIC-insured bank deposits reflecting the upcoming changes in regulatory rules that govern money market fund products which will make such temporary investment vehicles significantly less attractive to investors. The Company will be discontinuing the offering of retail money market funds and expects that all client money market fund balances will be transferred to FDIC-insured bank deposits by the end of the second quarter of 2015.

Asset Management
Asset Management reported revenue of $24.5 million for the first quarter of 2015, 0.6% lower than the first quarter of 2014. Income before income tax provision was $7.9 million for the first quarter of 2015, an increase of 2.6% compared with the first quarter of 2014.

•
Advisory fee revenue on traditional and alternative managed products was $23.1 million for the first quarter of 2015, an increase of 0.3% over the first quarter of 2014. Advisory fees are calculated based on the value of client assets under management (“AUM”) at the end of the prior quarter which totaled $25.9 billion at December 31, 2014 ($25.3 billion at December 31, 2013) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 3.9% to $26.6 billion at March 31, 2015, compared to $25.6 billion at March 31, 2014, which is the basis for advisory fee billings for the second quarter of 2015. The increase in AUM was comprised of asset appreciation of $0.8 billion and net new assets of $0.2 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2015:

(Expressed in millions)
	For the Three Months Ended March 31, 2015
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$21,803	$700	$(533)	$582	$22,552
Institutional Fixed Income (2)	1,194	9	(10)	18	1,211
Alternative Investments:
Hedge Funds (3)	2,542	68	(232)	94	2,472
Private Equity Funds (4)	344	—	—	39	383
	$25,883	$777	$(775)	$733	$26,618

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
Capital Markets
Capital Markets reported revenue of $72.2 million for the first quarter of 2015, 7.3% lower than the first quarter of 2014, primarily due to lower fees from mergers and acquisitions activity during the first quarter of 2015. Income before income tax provision was $6.7 million for the first quarter of 2015, a decrease of 39.8% compared with income before income tax provision of $11.2 million for the first quarter of 2014.

•	Institutional equities commissions were $28.6 million for the first quarter of 2015, a decrease of 1.7% compared with the first quarter of 2014.

•
Advisory fees from investment banking activities decreased 56.2% to $5.9 million in the first quarter of 2015 compared with the prior year quarter due to a decrease in mergers and acquisitions activity during the first quarter of 2015.

•	Equity underwriting fees decreased 4.0% to $13.4 million for the first quarter of 2015 compared with the first quarter of 2014.

•	Revenue from Taxable Fixed Income increased 9.6% to $18.9 million for the first quarter of 2015 compared with the first quarter of 2014.

•	Public Finance and Municipal Trading revenue decreased 3.7% to $4.8 million for the first quarter of 2015 compared with the first quarter of 2014.
Commercial Mortgage Banking
Commercial Mortgage Banking reported revenue of $8.4 million for the first quarter of 2015, 72.1% higher than the first quarter of 2014, primarily due to an increase in loan modifications of commercial mortgages during the first quarter of 2015. Income before income tax provision was $4.0 million for the first quarter of 2015, an increase of 118.3% compared with the first quarter of 2014.

•
Premium income earned from loan modifications was $3.5 million in the first quarter of 2015 compared with $604,000 in the first quarter of 2014 as the Company modified 8 commercial loans (5 in the first quarter of 2014) with an aggregate principal loan balance of $92.1 million ($16.6 million in the first quarter of 2014).

•
Loan origination fees for the first quarter of 2015 were $401,000, a decrease of 41.3% compared with the first quarter of 2014, as the Company originated 2 commercial loans (5 in the first quarter of 2014) with an aggregate principal loan balance of $8.7 million ($62.4 million in the first quarter of 2014).

•	Net servicing revenue for the first quarter of 2015 was $1.5 million compared with $1.3 million for the comparable period in 2014, an increase of 15.4%.

•	Principal loan balances related to servicing activities totaled $4.0 billion at March 31, 2015, up 2.6% from March 31, 2014.

Liquidity and Capital Resources
Total assets at March 31, 2015 decreased by 0.1% from December 31, 2014. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2015, the Company had $101.4 million of such borrowings outstanding compared to outstanding borrowings of $59.4 million at December 31, 2014. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.9 million and $386,000, respectively, at March 31, 2015. See Note 12 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of money market funds and to a lesser extent cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and to a lesser extent cash and money market funds. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.4 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through March 31, 2015 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
On August 5, 2011, Standard & Poor’s ("S&P") lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Greece, Italy and France. The negative impact of any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. See Item 1A "Risk Factors – The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings concerning Oppenheimer’s marketing and sale of ARS. Pursuant to those settlements and legal settlements and awards, the Company has purchased and will, subject to the terms and conditions of the settlements, continue to purchase ARS on a periodic basis. The ultimate amount of ARS to be repurchased by the Company cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See "Off-Balance Sheet Arrangements" herein.
Additional settlements of regulatory matters could have an adverse effect on the Company’s liquidity depending on the size and composition of any such settlement.

Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. See Note 9 to the condensed consolidated financial statements in Item 1 herein for further discussion.
On May 28, 2014, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes with a stable outlook. On August 8, 2014, S&P affirmed the Company's and its Notes' “B” rating and revised its outlook on the Notes to stable from positive.
Liquidity
For the most part, the Company’s assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $4.2 million in forgivable notes to employees (which are inherently illiquid) for the three months ended March 31, 2015 ($2.5 million for the three months ended March 31, 2014) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2015, bank call loans were $101.4 million ($59.4 million at December 31, 2014 and $197.0 million at March 31, 2014). The average daily bank loan outstanding for the three months ended March 31, 2015 and 2014 was $86.6 million and $200.6 million, respectively. The largest daily bank loan outstanding for the three months ended March 31, 2015 and 2014 was $186.7 million and $392.3 million, respectively. The average weighted interest rate on bank call loans applicable on March 31, 2015 was 1.28%.
At March 31, 2015, securities loaned balances totaled $165.0 million ($137.9 million at December 31, 2014 and $209.2 million at March 31, 2014). The average daily securities loan balance for the three months ended March 31, 2015 and 2014 was $152.2 million and $217.6 million, respectively. The largest daily stock loan balance for the three months ended March 31, 2015 and 2014 was $183.0 million and $272.4 million, respectively.
The Company finances its government trading operations through the use of securities purchased under agreements to resell ("reverse repurchase agreements") and securities sold under agreements to repurchase ("repurchase agreements"). Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
At March 31, 2015, the gross balances of reverse repurchase agreements and repurchase agreements were $222.2 million and $619.6 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2015 was $321.5 million and $796.4 million, respectively ($412.8 million and $978.8 million, respectively, for the three months ended March 31, 2014). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2015 was $632.5 million and $1.2 billion, respectively ($832.4 million and $1.3 billion, respectively, for the three months ended March 31, 2014).
At March 31, 2015, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended March 31, 2015 was $nil. At March 31, 2015, the gross leverage ratio was 5.2.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At March 31, 2015, OMHHF had $87.6 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three months ended March 31, 2015 and 2014 was $125,000 and $144,000, respectively.
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
Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(36,583)	$(52,596)
Cash used in investing activities	(474)	(1,397)
Cash provided by financing activities	40,168	78,741
Net increase in cash and cash equivalents	$3,111	$24,748
Management believes that funds from operations, combined with the Company’s capital base and available credit facilities, are sufficient for the Company’s liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company’s ability to finance its day to day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. (See "Factors Affecting ‘Forward-Looking Statements’").
Other Matters
On February 27, 2015, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On May 1, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 29, 2015 to stockholders of record on May 15, 2015.
The book value of the Company’s Class A and Class B Stock was $38.60 at March 31, 2015 compared to $38.71 at December 31, 2014, based on total outstanding shares of 13,734,511 and 13,630,368, respectively.

The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2015 was 14,282,270 compared to 14,114,957 outstanding for the same period in 2014.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2015, the Company purchased and holds (net of redemptions) approximately $105.2 million in ARS from its clients. In addition, the Company is committed to purchase another $14.2 million from clients through 2017 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At March 31, 2015, the amount of ARS held by the Company that was below investment grade was $3.7 million and the amount of ARS that was unrated was $50,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at March 31, 2015
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$105,250	$6,193	$99,057
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	1,975	94	1,881
Legal Settlements and Awards (5)	12,274	703	11,571
Total	$119,499	$6,990	$112,509

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at March 31, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at March 31, 2015.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2015.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at March 31, 2015. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $97.4 million of ARS as of March 31, 2015.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2017.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $7.0 million as of March 31, 2015. The valuation adjustment is comprised of $6.2 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of March 31, 2015 and $797,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of March 31, 2015, the Company did not have any outstanding ARS purchase commitments related to the settlements with Regulators. However, Eligible Investors for future buybacks under the settlements with Regulators held approximately $97.4 million of ARS as of March 31, 2015. Since the Company was not committed to purchase this amount as of March 31, 2015, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 to the condensed consolidated financial statements in Item 1 herein.

Contractual Obligations
The following table sets forth the Company’s contractual obligations as of March 31, 2015:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$296	$41	$72	$56	$127
Committed Capital	5	5	—	—	—
Senior Secured Notes (1)	196	13	26	157	—
ARS Purchase Commitments (2)	14	8	6	—	—
Total	$511	$67	$104	$213	$127

(1)	Includes interest payable of $45.9 million through maturity.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes and health epidemics, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to pending election results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – "Risk Factors" appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2015, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company’s results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
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
The materiality of legal and regulatory matters to the Company’s future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" as well as "Factors Affecting ‘Forward-Looking Statements’" herein.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $34.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS ‘failed’ in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer’s participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as well as "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made nine offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and February 23, 2015. The Company commenced a tenth offer to purchase on March 23, 2015 which expires on June 8, 2015. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of March 31, 2015, the Company had purchased and holds (net of redemptions) approximately $105.3 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of March 31, 2015, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2014 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2014, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of March 31, 2015, Oppenheimer and certain affiliated parties are currently named as a defendant in one court action brought by an individual who purchased ARS through Oppenheimer in an amount of $17.7 million seeking an award compelling Oppenheimer to repurchase such ARS or, alternatively, an award rescinding such sale based on a variety of causes of action. The Company has filed its response to such claim and has participated in or is awaiting hearings regarding such claims in the court action. As of March 31, 2015, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" herein.
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failing to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.

Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee’s claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee’s Petition. The Trustee then appealed to U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. Oppenheimer’s summary judgment motion remains under consideration by the Bankruptcy Court. Oppenheimer believes that as a result of previous court rulings in this matter, the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer’s alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies’ investment portfolios but inappropriately allowed plaintiffs’ bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. On March 18, 2013, the Texas court issued an order formally approving the parties’ stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al., in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in document discovery, pending the resolution of several privilege claims by cross-claim plaintiffs that implicate receivership proceedings pending before several courts in Oklahoma. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York ("New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company’s acquisition of CIBC’s U.S. capital markets businesses for an amount of damages to be proven at trial. As part of the transaction, the parties had provided for a deferred purchase price based on an agreed formula or a minimum payment of $25.0 million. The deferred purchase price amount would have been otherwise due in April 2013 absent the breach of the agreements governing the sale of the business asserted by the Company in its complaint. The agreed-upon formula did not result in any additional payments and thus the minimum payment amount of $25.0 million is in dispute. The Company deposited the $25.0 million in escrow pending the outcome of the legal proceedings and the expense related to the deferred purchase price was charged to earnings by the Company over the life of the agreement and was fully accrued for at the end of December 2012. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company’s amended complaint. In October, 2014, the motion to dismiss was granted in part and denied in part by the New York Court. Discovery in the case is proceeding. On June 6, 2013, CIBC filed a demand for arbitration with the American Arbitration Association seeking an award of the $25.0 million deferred purchase price, along with interest and costs. On October 30, 2014, the Company and CIBC reached an agreement pursuant to which the Company, on October 31, 2014, paid CIBC $25.0 million as well as certain other costs and pursuant to which CIBC, on November 4, 2014, dismissed the arbitration. The Company’s action against CIBC will continue in the New York Court as more fully described above. See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer seeking a declaration from the panel that Oppenheimer would indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in December 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross Inc. ("Josephthal"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal was acquired by what is now Oppenheimer in 2001. Bear Stearns, later acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. In February 2014, Oppenheimer and JPMCC stipulated to a stay of the aforementioned FINRA arbitration proceedings because the German Litigation referenced above was still ongoing. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including damages, interest and attorneys' fees) approximately €1.25 million (approximately US$1.55 million). These Judgments are presently being appealed by JPMCC and Oppenheimer. In addition, eighteen other cases have been filed against JPMCC with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.0 million (approximately US$3.4 million). In November 2014, JPMCC filed an amended statement of claim against Oppenheimer with FINRA in the United States to reopen the above-referenced arbitration case. Oppenheimer filed a motion to continue a stay of the proceedings and is awaiting a decision on such motion. Oppenheimer intends to vigorously defend itself in such action.

Item 1A.    Risk Factors
During the three months ended March 31, 2015, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of 2015, the Company issued 104,143 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.
Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 1st day of May, 2015.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)