Form 10-Q
period 2015-06-30
OPPENHEIMER HOLDINGS INC
filed 2015-07-31
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 31, 2015 was 13,662,212 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$50,313	$63,807
Cash segregated for regulatory and other purposes	855	18,594
Deposits with clearing organizations	51,625	36,510
Receivable from brokers, dealers and clearing organizations	357,170	314,475
Receivable from customers, net of allowance for credit losses of $2,491 ($2,427 in 2014)	905,387	864,189
Income tax receivable	4,287	4,240
Securities purchased under agreements to resell	104,301	251,606
Securities owned, including amounts pledged of $704,168 ($518,123 in 2014), at fair value	1,005,150	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $48,448 and $9,135, respectively ($42,211 and $8,606, respectively, in 2014)	35,086	34,932
Office facilities, net of accumulated depreciation of $101,972 ($103,547 in 2014)	27,938	29,589
Loans held for sale, at fair value	76,351	19,243
Mortgage servicing rights	29,220	30,140
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	112,271	107,386
Total assets	$2,929,543	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$4,054	$35,373
Bank call loans	177,500	59,400
Payable to brokers, dealers and clearing organizations	238,007	257,161
Payable to customers	654,241	652,256
Securities sold under agreements to repurchase	623,852	687,440
Securities sold, but not yet purchased, at fair value	220,667	92,510
Accrued compensation	121,980	165,134
Accounts payable and other liabilities	182,426	141,352
Senior secured notes	150,000	150,000
Deferred tax liabilities, net of deferred tax assets of $64,085 ($68,622 in 2014)	18,182	13,097
Total liabilities	2,390,909	2,253,723
Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,650,149 and 13,530,688 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	65,403	62,264
Class B voting common stock, par value $0.001 per share, 99,680 shares authorized, issued and outstanding	133	133
	65,536	62,397
Contributed capital	42,388	45,118
Retained earnings	424,038	421,047
Accumulated other comprehensive loss	(168)	(918)
Total Oppenheimer Holdings Inc. stockholders’ equity	531,794	527,644
Noncontrolling interest	6,840	6,088
Total stockholders’ equity	538,634	533,732
Total liabilities and stockholders’ equity	$2,929,543	$2,787,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2015	2014	2015	2014
REVENUE
Commissions	$103,556	$116,062	$213,251	$238,200
Advisory fees	72,243	70,430	143,209	138,635
Investment banking	29,020	26,799	56,325	60,323
Interest	12,030	12,548	23,065	24,938
Principal transactions, net	1,710	11,794	20,265	20,611
Other	20,369	12,056	28,374	22,150
Total revenue	238,928	249,689	484,489	504,857
EXPENSES
Compensation and related expenses	158,214	159,851	321,305	331,801
Communications and technology	16,407	17,536	33,575	34,270
Occupancy and equipment costs	15,984	15,907	31,762	31,304
Clearing and exchange fees	6,231	6,024	12,633	11,916
Interest	4,505	4,412	8,415	9,576
Other	34,957	45,823	64,318	80,745
Total expenses	236,298	249,553	472,008	499,612
Income before income tax provision	2,630	136	12,481	5,245
Income tax provision	1,985	1,389	5,715	3,078
Net income (loss) for the period	645	(1,253)	6,766	2,167
Less net income attributable to noncontrolling interest	350	301	752	497
Net income (loss) attributable to Oppenheimer Holdings Inc.	$295	$(1,554)	$6,014	$1,670
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$0.02	$(0.11)	$0.44	$0.12
Diluted	$0.02	$(0.11)	$0.42	$0.12
Dividends declared per share	$0.11	$0.11	$0.22	$0.22
Weighted average shares
Basic	13,745,957	13,618,174	13,725,208	13,577,714
Diluted	14,390,580	13,618,174	14,342,474	14,184,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2015	2014	2015	2014
Net income (loss) for the period	$645	$(1,253)	$6,766	$2,167
Other comprehensive income, net of tax (1)
Currency translation adjustment	1,317	339	750	252
Comprehensive income (loss) for the period	1,962	(914)	7,516	2,419
Less net income attributable to noncontrolling interests	350	301	752	497
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$1,612	$(1,215)	$6,764	$1,922

(1)	Other comprehensive loss is attributable to Oppenheimer Holdings Inc. No other comprehensive loss is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2015	2014
Share capital
Balance at beginning of period	$62,397	$60,198
Issuance of Class A non-voting common stock	3,139	1,959
Balance at end of period	65,536	62,157
Contributed capital
Balance at beginning of period	45,118	42,407
Tax benefit (deficiency) from share-based awards	(270)	1,254
Share-based expense	2,362	3,025
Vested employee share plan awards	(4,822)	(3,937)
Balance at end of period	42,388	42,749
Retained earnings
Balance at beginning of period	421,047	418,204
Net income for the period attributable to Oppenheimer Holdings Inc.	6,014	1,670
Dividends paid ($0.22 per share)	(3,023)	(2,984)
Balance at end of period	424,038	416,890
Accumulated other comprehensive income (loss)
Balance at beginning of period	(918)	1,709
Currency translation adjustment	750	252
Balance at end of period	(168)	1,961
Total Oppenheimer Holdings Inc. stockholders’ equity	531,794	523,757
Noncontrolling interest
Balance at beginning of period	6,088	5,353
Net income attributable to noncontrolling interest	752	497
Balance at end of period	6,840	5,850
Total stockholders’ equity	$538,634	$529,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2015	2014
Cash flows from operating activities
Net income for the period	$6,766	$2,167
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,683)	(2,074)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	3,564	3,862
Deferred income taxes	5,085	7,299
Amortization of notes receivable	6,831	8,534
Amortization of debt issuance costs	242	287
Write-off of debt issuance costs	—	588
Amortization of mortgage servicing rights	495	1,514
Provision for credit losses	64	13
Share-based compensation	4,462	3,479
Decrease (increase) in operating assets:
Cash segregated for regulatory and other purposes	17,739	17,206
Deposits with clearing organizations	(15,115)	(8,506)
Receivable from brokers, dealers and clearing organizations	(42,695)	13,556
Receivable from customers	(41,262)	(82,159)
Income tax receivable	(47)	(6,678)
Securities purchased under agreements to resell	147,305	(65,175)
Securities owned	(161,995)	(88,383)
Notes receivable	(6,985)	(5,599)
Loans held for sale	(57,108)	60,183
Mortgage servicing rights	425	(1,750)
Other assets	(4,377)	29,586
Increase (decrease) in operating liabilities:
Drafts payable	(31,319)	(15,285)
Payable to brokers, dealers and clearing organizations	(19,154)	32,117
Payable to customers	1,985	58,320
Securities sold under agreements to repurchase	(63,588)	59,115
Securities sold, but not yet purchased	128,157	49,778
Accrued compensation	(45,254)	(58,363)
Accounts payable and other liabilities	41,074	(27,022)
Cash used in operating activities	(126,388)	(13,390)
Cash flows from investing activities
Purchase of office facilities	(1,913)	(2,185)
Cash used in investing activities	(1,913)	(2,185)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,023)	(2,984)
Issuance of Class A non-voting common stock	—	185
Tax benefit (deficiency) from share-based awards	(270)	1,254
Redemption of senior secured notes	—	(45,000)
Increase in bank call loans, net	118,100	29,000
Cash provided by (used in) financing activities	114,807	(17,545)
Net decrease in cash and cash equivalents	(13,494)	(33,120)
Cash and cash equivalents, beginning of period	63,807	98,294
Cash and cash equivalents, end of period	$50,313	$65,174
Schedule of non-cash financing activities
Employee share plan issuance	$3,139	$1,774
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,343	$10,507
Cash paid during the period for income taxes, net of refunds	$863	$2,161
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
Oppenheimer provides its services from 91 offices in 24 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Freedom has been approved to operate as a representative office in Beijing, China. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"). The accompanying December 31, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of June 30, 2015, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $6.8 million.

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
In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015, except for the disclosures related to transactions accounted for as secured borrowings, which became effective for the period beginning on or after March 15, 2015. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements. See Note 6, Collateralized transactions, below.
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
Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU will be be effective for the annual reporting period in the fiscal year that begins after December 15, 2017 and early adoption is permitted as of the original effective date. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
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
In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The ASU is effective for the annual reporting periods in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	13,745,957	13,618,174	13,725,208	13,577,714
Net dilutive effect of share-based awards, treasury method (1)	644,623	—	617,266	606,616
Diluted weighted average number of shares outstanding	14,390,580	13,618,174	14,342,474	14,184,330
Net income (loss) for the period	$645	$(1,253)	$6,766	$2,167
Net income attributable to noncontrolling interest, net of tax	350	301	752	497
Net income (loss) attributable to Oppenheimer Holdings Inc.	$295	$(1,554)	$6,014	$1,670
Basic earnings (loss) per share	$0.02	$(0.11)	$0.44	$0.12
Diluted earnings (loss) per share	$0.02	$(0.11)	$0.42	$0.12

(1)
For the three and six months ended June 30, 2015, the diluted earnings per share computation does not include the anti-dilutive effect of 37,333 and 40,309 shares of Class A Stock granted under share-based compensation arrangements, respectively (1,381,907 and 58,008, respectively, for the three and six months ended June 30, 2014).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2015	December 31, 2014
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$279,695	$242,172
Receivable from brokers	19,867	38,149
Securities failed to deliver	16,723	11,055
Clearing organizations	23,265	21,106
Other	17,620	1,993
Total	$357,170	$314,475
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$209,226	$137,892
Payable to brokers	6,454	4,559
Securities failed to receive	20,491	23,573
Other	1,836	91,137
Total	$238,007	$257,161
5.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of June 30, 2015		As of December 31, 2014
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$701,009	$159,594	$570,607	$30,615
Corporate debt and other obligations	23,623	6,045	19,795	2,646
Mortgage and other asset-backed securities	4,718	—	6,689	255
Municipal obligations	66,030	49	60,833	51
Convertible bonds	61,711	8,194	49,813	11,369
Corporate equities	46,933	46,785	42,751	47,574
Money markets	742	—	1,245	—
Auction rate securities	100,384	—	91,422	—
Total	$1,005,150	$220,667	$843,155	$92,510
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2015 are corporate equities with estimated fair values of approximately $14.3 million ($15.7 million at December 31, 2014), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2015, the Company purchased and holds (net of redemptions) approximately $107.6 million in ARS from its clients. In addition, the Company is committed to purchase another $16.7 million in ARS from clients through 2017 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
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
Additional information regarding the valuation technique and inputs for Level 3 financial instruments used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2015
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$85,175	$4,546	$80,629	Discounted Cash Flow	Discount Rate (2)	1.44% to 1.96%	1.69%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.14% to 0.47%	0.30%
Municipal Auction Rate Securities	12,350	1,218	11,132	Discounted Cash Flow	Discount Rate (4)	2.57%	2.57%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.22%	0.22%
	5,975	598	5,377	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	90.00% of par	90.00% of par
Student Loan Auction Rate Securities	450	62	388	Discounted Cash Flow	Discount Rate (5)	3.26%	3.26%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.02%	1.02%
Other (7)	3,625	767	2,858	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	78.83% of par	78.83% of par
	$107,575	$7,191	$100,384
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$13,048	$676	$12,372	Discounted Cash Flow	Discount Rate (2)	1.44% to 1.96%	1.69%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.14% to 0.47%	0.30%
Municipal Auction Rate Securities	3,562	351	3,211	Discounted Cash Flow	Discount Rate (4)	2.57%	2.57%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.22%	0.22%
Student Loan Auction Rate Securities	50	7	43	Discounted Cash Flow	Discount Rate (5)	3.26%	3.26%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.02%	1.02%
	$16,660	$1,034	$15,626
Total	$124,235	$8,225	$116,010

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet as well as principal transactions revenue in the statement of operations at June 30, 2015.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.31%.

(3)	Based on current auctions in comparable securities that have not failed.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.47%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.06%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2015.

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

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at June 30, 2015 would result in a decrease in the fair value of $1.1 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at June 30, 2015 would result in a decrease in the fair value of $2.1 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2015, the Company had a valuation adjustment (unrealized loss) of $7.2 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of June 30, 2015, the Company also had a valuation adjustment of $1.0 million on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $8.2 million as of June 30, 2015. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
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
The following table provides information about the Company’s investments in Company-sponsored funds at June 30, 2015:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,300	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	6,105	1,251	N/A	N/A
	$8,405	$1,251

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
For financial instruments categorized in Level 3 of the fair value hierarchy measured on a recurring basis, primarily for ARS, a group comprised of the CFO, the Controller, and an Operations Director are responsible for the ARS valuation model and resulting fair valuations. Procedures performed include aggregating all ARS owned by type from firm inventory accounts and ARS purchase commitments from regulatory and legal settlements and awards provided by the Legal Department. Observable and unobservable inputs are aggregated from various sources and entered into the ARS valuation model. For unobservable inputs, the group reviews the appropriateness of the inputs to ensure consistency with how a market participant would arrive at the unobservable input. For example, for the duration assumption, the group would consider recent policy statements regarding short-term interest rates by the Federal Reserve and recent ARS issuer redemptions and announcements for future redemptions. The model output is reviewed for reasonableness and consistency. Where available, comparisons are performed between ARS owned or committed to purchase to ARS that are trading in the secondary market.
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

Assets and Liabilities Measured at Fair Value
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015

(Expressed in thousands)
	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$566	$—	$—	$566
Deposits with clearing organizations	28,190	—	—	28,190
Securities owned:
U.S. Treasury securities	677,766	—	—	677,766
U.S. Agency securities	751	21,896	—	22,647
Sovereign obligations	—	596	—	596
Corporate debt and other obligations	—	23,623	—	23,623
Mortgage and other asset-backed securities	—	4,718	—	4,718
Municipal obligations	—	65,968	62	66,030
Convertible bonds	—	61,711	—	61,711
Corporate equities	46,933	—	—	46,933
Money markets	742	—	—	742
Auction rate securities	—	—	100,384	100,384
Securities owned, at fair value	726,192	178,512	100,446	1,005,150
Investments (1)	—	54,810	9,114	63,924
Loans held for sale	—	76,351	—	76,351
Securities purchased under agreements to resell (2)	—	104,301	—	104,301
Derivative contracts:
TBAs	—	2,586	—	2,586
Interest rate lock commitments	—	—	5,060	5,060
Derivative contracts, total	—	2,586	5,060	7,646
Total	$754,948	$416,560	$114,620	$1,286,128
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$159,576	$—	$—	$159,576
U.S. Agency securities	—	18	—	18
Corporate debt and other obligations	—	6,045	—	6,045
Municipal obligations	—	49	—	49
Convertible bonds	—	8,194	—	8,194
Corporate equities	46,785	—	—	46,785
Securities sold, but not yet purchased, at fair value	206,361	14,306	—	220,667
Derivative contracts:
Futures	698	—	—	698
Foreign currency forward contracts	28	—	—	28
TBAs	—	171	—	171
Interest rate lock commitments	—	—	683	683
ARS purchase commitments	—	—	1,034	1,034
Derivative contracts, total	726	171	1,717	2,614
Total	$207,087	$14,477	$1,717	$223,281

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31,175	$—	$—	$31,175
Deposits with clearing organizations	24,188	—	—	24,188
Securities owned:
U.S. Treasury securities	540,223	—	—	540,223
U.S. Agency securities	—	26,261	—	26,261
Sovereign obligations	—	4,123	—	4,123
Corporate debt and other obligations	—	19,795	—	19,795
Mortgage and other asset-backed securities	—	6,689	—	6,689
Municipal obligations	—	60,669	164	60,833
Convertible bonds	—	49,813	—	49,813
Corporate equities	42,751	—	—	42,751
Money markets	1,245	—	—	1,245
Auction rate securities	—	—	91,422	91,422
Securities owned, at fair value	584,219	167,350	91,586	843,155
Investments (1)	—	51,246	9,508	60,754
Loans held for sale	—	19,243	—	19,243
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	4,535	—	4,535
Interest rate lock commitments	—	—	7,576	7,576
Derivative contracts, total	—	4,535	7,576	12,111
Total	$639,582	$492,374	$108,670	$1,240,626
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$30,581	$—	$—	$30,581
U.S. Agency securities	—	34	—	34
Corporate debt and other obligations	—	2,646	—	2,646
Mortgage and other asset-backed securities	—	255	—	255
Municipal obligations	—	51	—	51
Convertible bonds	—	11,369	—	11,369
Corporate equities	47,574	—	—	47,574
Securities sold, but not yet purchased, at fair value	78,155	14,355	—	92,510
Derivative contracts:
Futures	353	—	—	353
Foreign currency forward contracts	10	—	—	10
TBAs	—	1,018	—	1,018
Interest rate lock commitments	—	—	1,222	1,222
ARS purchase commitments	—	—	902	902
Derivative contracts, total	363	1,018	2,124	3,505
Total	$78,518	$15,373	$2,124	$96,015

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.
There were no transfers between Level 1 and Level 2 financial assets and liabilities in the three and six months ended June 30, 2015.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2015 and 2014:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$104	$(22)	$—	$(20)	$—	$62
Auction rate securities (1)(7)(8)	99,057	(998)	2,500	(175)	—	100,384
Interest rate lock commitments (2)	11,424	(6,364)	—		—	5,060
Investments (3)	9,149	(155)	190	(70)	—	9,114
Liabilities
Interest rate lock commitments (2)	544	(139)	—	—	—	683
ARS purchase commitments (4)	797	(237)	—	—	—	1,034

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$70	$(18)	$—	$—	$—	$52
Auction rate securities (1)(7)(8)	85,025	(327)	10,975	(3,125)	—	92,548
Interest rate lock commitments (2)	3,038	7,490	—	—	—	10,528
Investments (3)	8,706	82	115	(124)	—	8,779
Liabilities
Interest rate lock commitments (2)	4,402	569	—	—	—	3,833
ARS purchase commitments (4)	2,205	691	—	—	—	1,514

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(82)	$—	$(20)	$—	$62
Auction rate securities (1)(7)(8)	91,422	(63)	10,725	(1,700)	—	100,384
Interest rate lock commitments (2)	7,576	(2,516)	—	—	—	5,060
Investments (3)	9,508	(386)	388	(285)	(111)	9,114
Liabilities
Interest rate lock commitments (2)	1,222	539	—	—	—	683
ARS purchase commitments (4)	902	(132)	—	—	—	1,034

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(8)
Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.gal ARS settlements and awards.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$236	$(184)	$—	$—	$—	$52
Auction rate securities (1)(7)(8)	85,124	(326)	14,175	(6,425)	—	92,548
Interest rate lock commitments (2)	2,375	8,153	—	—	—	10,528
Investments (3)	5,946	(87)	4,167	(627)	(620)	8,779
Liabilities
Interest rate lock commitments (2)	3,653	(180)	—	—	—	3,833
ARS purchase commitments (4)	2,600	1,086	—	—	—	1,514

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

Assets and liabilities not measured at fair value on a recurring basis as of June 30, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of June 30, 2015		As of June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$49,747	$49,747	$49,747	$—	$—	$49,747
Cash segregated for regulatory and other purposes	855	855	855	—	—	855
Deposits with clearing organization	23,435	23,435	23,435	—	—	23,435
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	279,695	279,695	—	279,695	—	279,695
Receivables from brokers	19,867	19,867	—	19,867	—	19,867
Securities failed to deliver	16,723	16,723	—	16,723	—	16,723
Clearing organizations	23,265	23,265	—	23,265	—	23,265
Other	17,620	17,620	—	17,620	—	17,620
	357,170	357,170	—	357,170	—	357,170
Receivable from customers	905,387	905,387	—	905,387	—	905,387
Mortgage servicing rights	29,220	41,414	—	—	41,414	41,414

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of June 30, 2015		As of June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$4,054	$4,054	$4,054	$—	$—	$4,054
Bank call loans	177,500	177,500	—	177,500	—	177,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	209,226	209,226	—	209,226	—	209,226
Payable to brokers	6,454	6,454	—	6,454	—	6,454
Securities failed to receive	20,491	20,491	—	20,491	—	20,491
Other	1,836	1,836	—	1,836	—	1,836
	238,007	238,007	—	238,007	—	238,007
Payables to customers	654,241	654,241	—	654,241	—	654,241
Securities sold under agreements to repurchase	623,852	623,852	—	623,852	—	623,852
Warehouse payable	70,860	70,860	—	70,860	—	70,860
Senior secured notes	150,000	156,563	—	156,563	—	156,563

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$32,632	$32,632	$32,632	$—	$—	$32,632
Cash segregated for regulatory and other purposes	18,594	18,594	18,594	—	—	18,594
Deposits with clearing organization	12,322	12,322	12,322	—	—	12,322
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	242,172	242,172	—	242,172	—	242,172
Receivables from brokers	38,149	38,149	—	38,149	—	38,149
Securities failed to deliver	11,055	11,055	—	11,055	—	11,055
Clearing organizations	21,106	21,106	—	21,106	—	21,106
Other	1,993	1,993	—	1,993	—	1,993
	314,475	314,475	—	314,475	—	314,475
Receivable from customers	864,189	864,189	—	864,189	—	864,189
Securities purchased under agreements to resell	1,606	1,606	1,606	—	—	1,606
Mortgage servicing rights	30,140	42,279	—	—	42,279	42,279

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$35,373	$35,373	$35,373	$—	$—	$35,373
Bank call loans	59,400	59,400	—	59,400	—	59,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	137,892	137,892	—	137,892	—	137,892
Payable to brokers	4,559	4,559	—	4,559	—	4,559
Securities failed to receive	23,573	23,573	—	23,573	—	23,573
Other	91,137	91,137	—	91,137	—	91,137
	257,161	257,161	—	257,161	—	257,161
Payables to customers	652,256	652,256	—	652,256	—	652,256
Securities sold under agreements to repurchase	687,440	687,440	—	687,440	—	687,440
Warehouse payable	16,683	16,683	—	16,683	—	16,683
Senior secured notes	150,000	157,782	—	157,782	—	157,782

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the business is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2015 or December 31, 2014.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2015, the fair value of the reverse repurchase agreements for which the fair value option was elected was $104.3 million.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At June 30, 2015, the Company did not carry any loans held for sale for a period longer than 90 days. At June 30, 2015, the book value and fair value of loans held for sale was $71.2 million and $76.4 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended June 30, 2015 and 2014, there were no derivative instruments that were designated and qualified as a cash flow hedge.
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
Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. Unrealized gains and losses on rate lock commitments are recorded in other assets in the condensed consolidated balance sheets and other income in the condensed consolidated statements of operations. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input includes, as applicable:

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

The notional amounts and fair values of the Company’s derivatives at June 30, 2015 and December 31, 2014 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at June 30, 2015
	Description	Notional	Fair Value
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$55,725	$183
	TBA sale contracts	337,948	2,403
	Interest rate lock commitments	219,603	5,060
		$613,276	$7,646
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	Futures	$3,403,000	$698
Other contracts	Forward currency forward contracts	400	28
	TBAs	51,275	171
	Interest rate lock commitments	46,598	683
	ARS purchase commitments	16,660	1,034
		$3,517,933	$2,614

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
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$105,185	$1,026
	TBA sale contracts	188,178	3,509
	Interest rate lock commitments	147,521	7,576
		$440,884	$12,111
Liabilities
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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended June 30, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(641)
Other contracts	Foreign exchange forward contracts	Other revenue	28
	TBAs	Principal transactions revenue	1
	TBA sale contracts	Other revenue	7,531
	Interest rate lock commitments	Other revenue	(6,503)
	ARS purchase commitments	Principal transactions revenue	(237)
			$179

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended June 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(657)
Other contracts	TBAs	Principal transactions revenue	(60)
	TBA sale contracts	Other revenue	4,596
	Interest rate lock commitments	Other revenue	8,059
	ARS purchase commitments	Principal transactions revenue	691
			$12,629

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Six Months Ended June 30, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,121)
Other contracts	Foreign exchange forward contracts	Other revenue	31
	TBAs	Principal transactions revenue	(13)
	TBA sale contracts	Other revenue	5,912
	Interest rate lock commitments	Other revenue	(1,977)
	ARS purchase commitments	Principal transactions revenue	(132)
			$1,700

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Six Months Ended June 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,329)
Other contracts	TBAs	Principal transactions revenue	(24)
	TBA sale contracts	Other revenue	(3,771)
	Interest rate lock commitments	Other revenue	7,973
	ARS purchase commitments	Principal transactions revenue	1,086
			$3,935

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2015, bank call loans were $177.5 million ($59.4 million at December 31, 2014). At June 30, 2015, such loans, collateralized by firm and customer securities with market values of approximately $198.2 million and $246.0 million, respectively, were with commercial banks.
At June 30, 2015, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $156.4 million under securities loan agreements.
At June 30, 2015, the Company had deposited $483.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At June 30, 2015, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2015:

(Expressed in thousands)
	Overnight and Open	Up to 30 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$833,609	$156,625	$990,234
Securities loaned:
Equity securities	209,226	—	209,226
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,042,835	$156,625	$1,199,460

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2015 and December 31, 2014:

As of June 30, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$470,683	$(366,382)	$104,301	$(104,125)	$—	$176
Securities borrowed (1)	279,695	—	279,695	(273,885)	—	5,810
Total	$750,378	$(366,382)	$383,996	$(378,010)	$—	$5,986

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$990,234	$(366,382)	$623,852	$(621,303)	$—	$2,549
Securities loaned (2)	209,226	—	209,226	(203,221)	—	6,005
Total	$1,199,460	$(366,382)	$833,078	$(824,524)	$—	$8,554

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$314,266	$(62,660)	$251,606	$(250,000)	$—	$1,606
Securities borrowed (1)	242,172	—	242,172	(234,376)	—	7,796
Total	$556,438	$(62,660)	$493,778	$(484,376)	$—	$9,402

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$750,100	$(62,660)	$687,440	$(686,119)	$—	$1,321
Securities loaned (2)	137,892	—	137,892	(132,258)	—	5,634
Total	$887,992	$(62,660)	$825,332	$(818,377)	$—	$6,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2015, the fair value of the reverse repurchase agreements for which the fair value option was elected was $104.3 million.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2015, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $272.9 million ($235.1 million at December 31, 2014) and $365.1 million ($314.1 million at December 31, 2014), respectively, of which the Company has sold and re-pledged approximately $43.1 million ($4.4 million at December 31, 2014) under securities loaned transactions and $365.7 million under repurchase agreements ($312.6 million at December 31, 2014).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $704.2 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2015 ($518.1 million at December 31, 2014). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $197.9 million at June 30, 2015 ($149.1 million at December 31, 2014).
The Company manages credit exposure arising from repurchase and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate and the right to offset a counterparty’s rights and obligations. The Company manages market risk of repurchase agreements and securities loaned by monitoring the market value of collateral held and the market value of securities receivable from others. It is the Company’s policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.
As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) ("LBIE") as a prime broker was transferred to an investment trust. On September 26, 2013, a first interim distribution in the amount of $9.5 million was received by the trust and distributed to its members. During the first quarter of 2014, a second distribution in the amount of $600,000 was received by the trust and distributed to its members.   During the second quarter of 2015, the trust received a third distribution in the amount of $437,000. LBIE expects that the third distribution will represent all the remaining value held in the pool of funds to be allocated to consenting beneficiaries, and so it is expected to be the final common terms distribution.
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2015 are receivables from two major U.S. broker-dealers totaling approximately $124.1 million.
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

The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At June 30, 2015, there were no loans in place.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at June 30, 2015 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2015, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in accounts payable and other liabilities on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At June 30, 2015, OMHHF had $70.9 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three and six months ended June 30, 2015 was $385,000 and $510,000, respectively ($74,800 and $225,400, respectively, for the three and six months ended June 30, 2014). The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.
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
For funds that the Company has concluded are not VIEs, the Company then evaluates whether the fund is a partnership or similar entity. If the fund is a partnership or similar entity, the Company evaluates the fund under the partnership consolidation guidance. Pursuant to that guidance, the Company consolidates funds in which it is the general partner, unless presumption of control by the Company can be overcome. This presumption is overcome only when unrelated investors in the fund have the substantive ability to liquidate the fund or otherwise remove the Company as the general partner without cause, based on a simple majority vote of unaffiliated investors, or have other substantive participating rights. If the presumption of control can be overcome, the Company accounts for its interest in the fund pursuant to the equity method of accounting.

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
The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general and limited partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The subsidiaries’ general and limited partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at June 30, 2015 and December 31, 2014:

(Expressed in thousands)
	At June 30, 2015
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,904,549	$1,696	$—	$—	$1,696
Private equity funds	75,400	27	—	2	29
Total	$1,979,949	$1,723	$—	$2	$1,725

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $7.8 million and $16.0 million for the three and six months ended June 30, 2015, respectively ($1.5 million and $1.8 million for the three and six months ended June 30, 2014, respectively).
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
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $347.7 million at June 30, 2015 ($285.5 million at December 31, 2014). These amounts are not included on the condensed consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at June 30, 2015 was approximately $227.1 million. OMHHF places these deposits with major financial institutions where they believe the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors was as follows:

(Expressed in thousands)
	As of June 30, 2015	As of December 31, 2014
Unpaid principal balance of loans	$4,076,235	$4,134,894
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

The fair value of the servicing rights on the loan portfolio was $41.4 million and $42.3 million at June 30, 2015 and December 31, 2014, respectively (carrying value of $29.2 million and $30.1 million at June 30, 2015 and December 31, 2014, respectively). The following table summarizes the changes in carrying value of MSRs for the six months ended June 30, 2015 and 2014:

(Expressed in thousands)
	For the Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$30,140	$28,879
Originations (1)	3,491	2,474
Purchases	653	52
Disposals (1)	(4,569)	(776)
Amortization expense	(495)	(1,514)
Balance at end of period	$29,220	$29,115

(1)	Includes refinancings.
Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2015	$1,484	$614	$2,098
2016	2,967	1,228	4,195
2017	2,963	1,225	4,188
2018	2,934	1,220	4,154
2019	2,839	1,158	3,997
Thereafter	8,361	2,227	10,588
	$21,548	$7,672	$29,220
The Company receives fees during the course of servicing the mortgage loans. The fees for the three and six months ended June 30, 2015 and 2014 were as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Servicing fees	$1,454	$1,381	$2,921	$2,725
Ancillary fees	93	75	194	168
Total MSR fees	$1,547	$1,456	$3,115	$2,893

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At June 30, 2015	At December 31, 2014
Senior Secured Notes	4/15/2018	$150,000	$150,000
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2015, the Company was in compliance with all of its covenants.
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
Interest expense for the three and six months ended June 30, 2015 on the Notes was $3.3 million and $6.6 million, respectively ($3.4 million and $7.7 million for the three and six months ended June 30, 2014, respectively).
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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Class A Stock outstanding, beginning of period	13,634,831	13,516,626	13,530,688	13,377,967
Issued pursuant to shared-based compensation plans	15,318	2,500	119,461	141,159
Class A Stock outstanding, end of period	13,650,149	13,519,126	13,650,149	13,519,126
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
In the six months ended June 30, 2015, the Company did not buy back any stock under this program. As of June 30, 2015, 352,823 shares were available to be purchased under this program.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $35.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2015, the Company purchased and holds (net of redemptions) approximately $107.6 million in ARS from its clients. In addition, the Company is committed to purchase another $16.7 million in ARS from clients through 2017 under legal settlements and awards.
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
As of June 30, 2015, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks continued to hold approximately $85.3 million of principal value of ARS as of June 30, 2015. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.
The Company has also been named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits related to its sale of ARS. If the ARS market remains frozen, the Company may likely be further subject to claims by its clients. There can be no guarantee that the Company will be successful in defending any or all of the current actions against it or any subsequent actions filed in the future. Any such failure could, and in certain current ARS actions would, have a material adverse effect on the results of operations and financial condition of the Company including its cash position.
The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS.
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failure to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.
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
Since early 2014, Oppenheimer has been responding to information requests from FINRA regarding the supervision of one of its former financial advisers who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. In August 2014, Oppenheimer received information requests from the SEC regarding supervision of the same financial adviser. A number of Oppenheimer employees have provided on-the-record testimony in connection with the SEC inquiry. Oppenheimer is continuing to cooperate with both the FINRA and SEC inquiries.
In November 2014, Oppenheimer received a Notice of Contemplated Action from the New Mexico Securities Division (the "Division") alleging that certain federal agency bonds purchased by Bernalillo County, New Mexico in 2012 and 2013 were not suitable. Oppenheimer and a former registered representative were both named as respondents. On July 7, 2015, the Division issued a scheduling order stating that discovery in the matter must conclude by August 7, 2015 and set an initial hearing date for August 31, 2015. In addition to assessing a monetary fine at the conclusion of the hearing, the Division could also suspend or revoke Oppenheimer’s securities license in New Mexico. The Company believes that it has meritorious defenses to these allegations.
12.        Regulatory requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the “Rule”) promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2015, the net capital of Oppenheimer as calculated under the Rule was $145.9 million or 9.96% of Oppenheimer’s aggregate debit items. This was $116.6 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At June 30, 2015, Freedom had net capital of $5.8 million, which was $5.6 million in excess of the $250,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At June 30, 2015, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 9.56% (required 4.5%);

•	Tier 1 Capital ratio 9.56% (required 6.0%); and

•	Total Capital ratio 11.01% (required 8.0%).
At June 30, 2015, the regulatory capital of Oppenheimer Investments Asia Limited was $2.8 million, which was $2.4 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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
The table below presents information about the reported revenue and net income before taxes of the Company for the three and six months ended June 30, 2015 and 2014. The information on total assets by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Private client (1)	$133,783	$145,344	$273,715	$293,164
Asset management (1)	25,344	25,032	49,805	49,642
Capital markets	69,531	72,217	141,697	150,098
Commercial mortgage banking	10,969	6,958	19,355	11,830
Corporate/Other	(699)	138	(83)	123
Total	$238,928	$249,689	$484,489	$504,857
Income (loss) before income tax provision
Private client (1)	$13,402	$7,560	$30,159	$17,868
Asset management (1)	7,801	8,353	15,687	16,036
Capital markets	3,623	7,082	10,358	18,266
Commercial mortgage banking	3,731	3,605	7,768	5,454
Corporate/Other	(25,927)	(26,464)	(51,491)	(52,379)
Total	$2,630	$136	$12,481	$5,245
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2015 and 2014, was as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
United States	$229,717	$236,884	$462,748	$477,212
United Kingdom/Israel	8,332	10,040	19,304	23,877
China	879	2,765	2,437	3,768
Total	$238,928	$249,689	$484,489	$504,857
14.        Subsequent events
On July 31, 2015, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 28, 2015 to holders of Class A Stock and Class B Stock of record on August 14, 2015.
15.        Condensed consolidating financial information
The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indenture for the Notes contains covenants with restrictions which are discussed in Note 9. The following condensed consolidating financial information present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation.
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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$29	$2,685	$47,599	$—	$50,313
Cash and securities segregated for regulatory and other purposes	—	—	855	—	855
Deposits with clearing organizations	—	—	51,625	—	51,625
Receivable from brokers, dealers and clearing organizations	—	—	357,170	—	357,170
Receivable from customers, net of allowance for credit losses of $2,491	—	—	905,387	—	905,387
Income tax receivable	31,083	27,572	3	(54,371)	4,287
Securities purchased under agreements to resell	—	—	104,301	—	104,301
Securities owned, including amounts pledged of $704,168, at fair value	—	4,630	1,000,520	—	1,005,150
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $48,448 and $9,135, respectively	—	—	35,086	—	35,086
Office facilities, net of accumulated depreciation of $101,972	—	19,475	8,463	—	27,938
Loans held for sale, at fair value	—	—	76,351	—	76,351
Mortgage servicing rights	—	—	29,220	—	29,220
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,475	3,225	107,571	—	112,271
Deferred tax assets	6	309	24,939	(25,254)	—
Investment in subsidiaries	576,771	545,046	—	(1,121,817)	—
Intercompany receivables	77,686	—	—	(77,686)	—
Total assets	$687,050	$715,500	$2,918,679	$(1,391,686)	$2,929,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$4,054	$—	$4,054
Bank call loans	—	—	177,500	—	177,500
Payable to brokers, dealers and clearing organizations	—	—	238,007	—	238,007
Payable to customers	—	—	654,241	—	654,241
Securities sold under agreements to repurchase	—	—	623,852	—	623,852
Securities sold, but not yet purchased, at fair value	—	—	220,667	—	220,667
Accrued compensation	—	—	121,980	—	121,980
Accounts payable and other liabilities	2,816	35,768	143,842	—	182,426
Income tax payable	2,440	22,189	29,742	(54,371)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	71	43,365	(25,254)	18,182
Intercompany payables	—	64,289	13,397	(77,686)	—
Total liabilities	155,256	122,317	2,383,205	(269,869)	2,390,909
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	531,794	593,183	528,634	(1,121,817)	531,794
Noncontrolling interest	—	—	6,840	—	6,840
Total stockholders’ equity	531,794	593,183	535,474	(1,121,817)	538,634
Total liabilities and stockholders’ equity	$687,050	$715,500	$2,918,679	$(1,391,686)	$2,929,543

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$439	$1,557	$61,811	$—	$63,807
Cash and securities segregated for regulatory and other purposes	—	—	18,594	—	18,594
Deposits with clearing organizations	—	—	36,510	—	36,510
Receivable from brokers, dealers and clearing organizations	—	—	314,475	—	314,475
Receivable from customers, net of allowance for credit losses of $2,427	—	—	864,189	—	864,189
Income tax receivable	28,070	27,304	—	(51,134)	4,240
Securities purchased under agreements to resell	—	—	251,606	—	251,606
Securities owned, including amounts pledged of $518,123, at fair value	—	5,806	837,349	—	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $42,211 and $8,606, respectively	—	—	34,932	—	34,932
Office facilities, net of accumulated depreciation of $103,547	—	20,181	9,408	—	29,589
Loans held for sale, at fair value	—	—	19,243	—	19,243
Mortgage servicing rights	—	—	30,140	—	30,140
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,686	3,803	101,897	—	107,386
Deferred tax assets	18	309	27,973	(28,300)	—
Investment in subsidiaries	565,257	544,576	—	(1,109,833)	—
Intercompany receivables	87,442	—	—	(87,442)	—
Total assets	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$35,373	$—	$35,373
Bank call loans	—	—	59,400	—	59,400
Payable to brokers, dealers and clearing organizations	—	—	257,161	—	257,161
Payable to customers	—	—	652,256	—	652,256
Securities sold under agreements to repurchase	—	—	687,440	—	687,440
Securities sold, but not yet purchased, at fair value	—	—	92,510	—	92,510
Accrued compensation	—	—	165,134	—	165,134
Accounts payable and other liabilities	2,828	35,800	102,724	—	141,352
Income tax payable	2,440	22,189	26,505	(51,134)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	88	41,309	(28,300)	13,097
Intercompany payables	—	76,492	10,950	(87,442)	—
Total liabilities	155,268	134,569	2,243,320	(279,434)	2,253,723
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	527,644	581,525	528,308	(1,109,833)	527,644
Noncontrolling interest	—	—	6,088	—	6,088
Total stockholders’ equity	527,644	581,525	534,396	(1,109,833)	533,732
Total liabilities and stockholders’ equity	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$103,556	$—	$103,556
Advisory fees	—	—	72,654	(411)	72,243
Investment banking	—	—	29,020	—	29,020
Interest	—	2,557	12,038	(2,565)	12,030
Principal transactions, net	—	—	1,740	(30)	1,710
Other	—	96	20,349	(76)	20,369
Total revenue	—	2,653	239,357	(3,082)	238,928
EXPENSES
Compensation and related expenses	263	—	157,951	—	158,214
Communications and technology	42	—	16,365	—	16,407
Occupancy and equipment costs	—	—	16,060	(76)	15,984
Clearing and exchange fees	—	—	6,231	—	6,231
Interest	3,281	—	3,789	(2,565)	4,505
Other	258	45	35,095	(441)	34,957
Total expenses	3,844	45	235,491	(3,082)	236,298
Income (loss) before income tax provision (benefit)	(3,844)	2,608	3,866	—	2,630
Income tax provision (benefit)	(1,521)	923	2,583	—	1,985
Equity in earnings of subsidiaries	2,618	933	—	(3,551)	—
Net income for the period	295	2,618	1,283	(3,551)	645
Less net income attributable to non-controlling interest, net of tax	—	—	350	—	350
Net income attributable to Oppenheimer Holdings Inc.	295	2,618	933	(3,551)	295
Other comprehensive income	—	—	1,317	—	1,317
Total comprehensive income	$295	$2,618	$2,250	$(3,551)	$1,612

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$213,251	$—	$213,251
Advisory fees	—	—	144,074	(865)	143,209
Investment banking	—	—	56,325	—	56,325
Interest	—	5,123	23,071	(5,129)	23,065
Principal transactions, net	—	—	20,349	(84)	20,265
Other	—	191	28,334	(151)	28,374
Total revenue	—	5,314	485,404	(6,229)	484,489
EXPENSES
Compensation and related expenses	575	—	320,730	—	321,305
Communications and technology	67	—	33,508	—	33,575
Occupancy and equipment costs	—	—	31,913	(151)	31,762
Clearing and exchange fees	—	—	12,633	—	12,633
Interest	6,562	—	6,982	(5,129)	8,415
Other	546	113	64,608	(949)	64,318
Total expenses	7,750	113	470,374	(6,229)	472,008
Income (loss) before income tax provision (benefit)	(7,750)	5,201	15,030	—	12,481
Income tax provision (benefit)	(3,001)	1,770	6,946	—	5,715
Equity in earnings of subsidiaries	10,763	7,332	—	(18,095)	—
Net income for the period	6,014	10,763	8,084	(18,095)	6,766
Less net income attributable to noncontrolling interest, net of tax	—	—	752	—	752
Net income attributable to Oppenheimer Holdings Inc.	6,014	10,763	7,332	(18,095)	6,014
Other comprehensive income	—	—	750	—	750
Total comprehensive income	$6,014	$10,763	$8,082	$(18,095)	$6,764

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$116,062	$—	$116,062
Advisory fees	—	—	70,741	(311)	70,430
Investment banking	—	—	26,799	—	26,799
Interest	—	2,588	12,546	(2,586)	12,548
Principal transactions, net	—	131	11,663	—	11,794
Other	—	74	12,046	(64)	12,056
Total revenue	—	2,793	249,857	(2,961)	249,689
EXPENSES
Compensation and related expenses	300	—	159,551	—	159,851
Communications and technology	47	—	17,489	—	17,536
Occupancy and equipment costs	—	—	15,971	(64)	15,907
Clearing and exchange fees	—	—	6,024	—	6,024
Interest	3,464	—	3,534	(2,586)	4,412
Other	3,817	11	42,306	(311)	45,823
Total expenses	7,628	11	244,875	(2,961)	249,553
Income (loss) before income tax provision (benefit)	(7,628)	2,782	4,982	—	136
Income tax provision (benefit)	(2,723)	1,269	2,843	—	1,389
Equity in earnings of subsidiaries (1)	3,351	1,838	—	(5,189)	—
Net income (loss) for the period	(1,554)	3,351	2,139	(5,189)	(1,253)
Less net income attributable to non-controlling interest, net of tax	—	—	301	—	301
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,554)	3,351	1,838	(5,189)	(1,554)
Other comprehensive income	—	—	339	—	339
Total comprehensive income (loss)	$(1,554)	$3,351	$2,177	$(5,189)	$(1,215)

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$238,200	$—	$238,200
Advisory fees	—	—	139,316	(681)	138,635
Investment banking	—	—	60,323	—	60,323
Interest	—	5,321	24,913	(5,296)	24,938
Principal transactions, net	—	171	20,440	—	20,611
Other	—	290	22,140	(280)	22,150
Total revenue	—	5,782	505,332	(6,257)	504,857
EXPENSES
Compensation and related expenses	615	—	331,186	—	331,801
Communications and technology	74	—	34,196	—	34,270
Occupancy and equipment costs	—	—	31,584	(280)	31,304
Clearing and exchange fees	—	—	11,916	—	11,916
Interest	7,839	—	7,033	(5,296)	9,576
Other	4,161	13	77,252	(681)	80,745
Total expenses	12,689	13	493,167	(6,257)	499,612
Income (loss) before income tax provision (benefit)	(12,689)	5,769	12,165	—	5,245
Income tax provision (benefit)	(4,634)	1,131	6,581	—	3,078
Equity in earnings of subsidiaries (1)	9,725	5,087	—	(14,812)	—
Net income for the period	1,670	9,725	5,584	(14,812)	2,167
Less net income attributable to noncontrolling interest, net of tax	—	—	497	—	497
Net income attributable to Oppenheimer Holdings Inc.	1,670	9,725	5,087	(14,812)	1,670
Other comprehensive income	—	—	252	—	252
Total comprehensive income	$1,670	$9,725	$5,339	$(14,812)	$1,922

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$2,883	$1,128	$(130,399)	$—	$(126,388)
Cash flows from investing activities:
Purchase of office facilities	—	—	(1,913)	—	(1,913)
Cash used in investing activities	—	—	(1,913)	—	(1,913)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,023)	—	—	—	(3,023)
Tax deficiency from share-based awards	(270)	—	—	—	(270)
Increase in bank call loans, net	—	—	118,100	—	118,100
Cash flow provided by (used in) financing activities	(3,293)	—	118,100	—	114,807
Net increase (decrease) in cash and cash equivalents	(410)	1,128	(14,212)	—	(13,494)
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$29	$2,685	$47,599	$—	$50,313

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$47,295	$(24,341)	$(36,344)	$—	$(13,390)
Cash flows from investing activities:
Purchase of office facilities	—	—	(2,185)	—	(2,185)
Cash used in investing activities	—	—	(2,185)	—	(2,185)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,984)	—	—	—	(2,984)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,254	—	—	—	1,254
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Increase in bank call loans, net	—	—	29,000	—	29,000
Cash flow provided by (used in) financing activities	(46,545)	—	29,000	—	(17,545)
Net increase (decrease) in cash and cash equivalents	750	(24,341)	(9,529)	—	(33,120)
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the period	$1,198	$6,560	$57,416	$—	$65,174

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2015, the Company provided its services from 91 offices in 24 states located throughout the United States, and offices in Tel Aviv, Israel, Hong Kong and Beijing, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of June 30, 2015 totaled approximately $84.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At June 30, 2015, client assets under management totaled approximately $25.6 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") is engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. At June 30, 2015, the Company employed 3,368 employees (3,274 full-time and 94 part-time), of whom approximately 1,273 were financial advisers.
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
During the three months ended June 30, 2015, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

The Company has sought financing from a number of sources, without success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 92%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and "Factors Affecting ‘Forward-Looking Statements’" herein.
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

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and is scheduled to become effective on July 21, 2015 (subject to possible additional delays). There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. Various committees of Congress are reviewing the impact of the Volcker Rule and are potentially moving to reduce its impact on smaller institutions. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
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
Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers ("CEOs") of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2015.
On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules ("FRRs") and reporting rules under SEC Rule 17a-5 ("Reporting Rule") for broker-dealers. The final amendments to the FRRs make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC’s ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators. The rules became effective on March 3, 2014 except for the Reporting Rule which became effective on December 31, 2013.
The Reporting Rule requires all broker-dealers to file a new unaudited quarterly Form Custody report which provides information around custodial practices. In addition, the new Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy Letter, providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the new Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants ("AICPA") standards to Public Company Accounting Oversight Board ("PCAOB") standards as well as provides the SEC with access to auditors and audit workpapers. These rules were effective for fiscal years ending on or after June 1, 2014.

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
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law or consulting firm to conduct a review of Oppenheimer and OAM’s broker dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee on how to improve any of the foregoing. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. As part of its engagement, the Company agreed that the recommendations of the independent law firm shall be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm.
For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds ("ETFs"). A number of Oppenheimer employees have provided on-the-record testimony in connection with the FINRA inquiry. The Company believes that FINRA may file a complaint against the Company in connection with the investigation.
Since early 2014, Oppenheimer has been responding to information requests from FINRA regarding the supervision of one of its former financial advisers who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. In August 2014, Oppenheimer received information requests from the SEC regarding supervision of the same financial adviser. A number of Oppenheimer employees have provided on-the-record testimony in connection with the SEC inquiry. Oppenheimer is continuing to cooperate with both the FINRA and SEC inquiries.
In November 2014, Oppenheimer received a Notice of Contemplated Action from the New Mexico Securities Division (the "Division") alleging that certain federal agency bonds purchased by Bernalillo County, New Mexico in 2012 and 2013 were not suitable. Oppenheimer and a former registered representative were both named as respondents. On July 7, 2015, the Division issued a scheduling order stating that discovery in the matter must conclude by August 7, 2015 and set an initial hearing date for August 31, 2015. In addition to assessing a monetary fine at the conclusion of the hearing, the Division could also suspend or revoke Oppenheimer's securities license in New Mexico. The Company believes that it has meritorious defenses to these allegations.

In November 2014, Oppenheimer and OAM (the "Advisers") received a letter (the "Deficiency Letter") from the SEC examination staff (the "SEC Staff") as a result of an examination of the investment advisory activities of the Advisers. Pursuant to the Deficiency Letter the SEC Staff requested, among other items, that the Advisers conduct a "lookback" at certain investment advisory activities to determine whether such activities had an adverse impact on certain investment advisory clients of the Advisers. The Advisers are continuing to cooperate with the SEC Staff.
In March 2011, the Division of Securities for the State of Delaware ("Division of Securities") commenced an inquiry regarding a customer complaint received from an Oppenheimer customer resident in Delaware. The complaint and the inquiry concerned allegations of excessive trading of the customer’s account. The customer complaint was settled in December 2012 and a Delaware state court approved the settlement. As part of its investigation, several employees gave on the record testimony concerning the customer’s accounts. On June 25, 2015, Oppenheimer, without admitting or denying liability, entered into a Consent Order with the Division of Securities pursuant to which Oppenheimer was ordered to pay a fine of $685,000 and to refrain from committing violations of the Delaware Securities Act. The Consent Order fully settles all matters associated with the Division of Securities inquiry.
As part of an industry wide initiative put forth by the SEC called the Municipal Continuing Disclosure Cooperation Initiative that involved a large number of municipal underwriting firms, Oppenheimer on April 14, 2015 executed an offer of settlement (the "Offer") pursuant to which Oppenheimer agreed, subject to approval of the Offer by the SEC and without admitting or denying any findings by the SEC, to consent to the entry of an order by the SEC finding that Oppenheimer willfully violated Section 17 (a) (2) of the Securities Act of 1933 by failing to perform adequate due diligence regarding statements made by municipal issuers or other obligated persons that such issuers or persons had not failed to comply in all material respects with any previous continuing disclosure undertakings required of such issuers or persons. On June 18, 2015, the SEC issued an order (the "Order") regarding the foregoing against Oppenheimer and also issued orders to approximately thirty-five other municipal underwriters. Pursuant to the Order, Oppenheimer will (i) pay a fine equal to $400,000 and (ii) engage an independent consultant to review Oppenheimer’s policies as they relate to municipal underwriting securities due diligence. As a result of the Order, Oppenheimer and the other underwriters became subject to a disqualification that would prohibit Oppenheimer’s reliance on the safe harbor afforded by Rule 506 (d) for the sale of certain privately-placed securities, including third party alternative investments. On the same day as the Order, the SEC issued a waiver to Oppenheimer and the other municipal underwriters from the 506 (d) disqualification and certain other disqualifications.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2015, the Company purchased and holds (net of redemptions) approximately $107.6 million in ARS from its clients. As of June 30, 2015, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $16.7 million from clients through 2017 under legal settlements and awards.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company’s clients held at Oppenheimer approximately $117.2 million of ARS at June 30, 2015 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.

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
Outlook
The Company recognizes the regulatory requirements of our industry, and that we must perform a rigorous and ongoing assessment of our compliance and risk management efforts, and invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company’s long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company’s stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and may, from time to time, dispose of business activities that are no longer strategic to its business operations or which have limited opportunities for growth. In addition, the Company is committed to improving its technology capabilities to support client service and the expansion of its capital markets capabilities.

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $295,000 or $0.02 basic earnings per share for the second quarter of 2015 compared with a net loss attributable to Oppenheimer Holdings Inc. of $1.6 million or $0.11 basic loss per share for the second quarter of 2014. Income before income tax provision was $2.6 million for the second quarter of 2015 compared with income before income tax provision of $136,000 for the second quarter of 2014. Revenue for the second quarter of 2015 was $238.9 million compared with $249.7 million in the second quarter of 2014, a decrease of 4.3%.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2015 compared to the same period in 2014:

(Expressed in thousands)	For Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(12,506)	(10.8)	$(24,949)	(10.5)
Advisory fees	1,813	2.6	4,574	3.3
Investment banking	2,221	8.3	(3,998)	(6.6)
Interest	(518)	(4.1)	(1,873)	(7.5)
Principal transactions, net	(10,084)	(85.5)	(346)	(1.7)
Other	8,313	69.0	6,224	28.1
Total revenue	(10,761)	(4.3)	(20,368)	(4.0)
Expenses
Compensation and related expenses	(1,637)	(1.0)	(10,496)	(3.2)
Communications and technology	(1,129)	(6.4)	(695)	(2.0)
Occupancy and equipment costs	77	0.5	458	1.5
Clearing and exchange fees	207	3.4	717	6.0
Interest	93	2.1	(1,161)	(12.1)
Other	(10,866)	(23.7)	(16,427)	(20.3)
Total expenses	(13,255)	(5.3)	(27,604)	(5.5)
Income before income tax provision	2,494	1,833.8	7,236	138.0
Income tax provision	596	42.9	2,637	85.7
Net income for the period	1,898	(151.5)	4,599	212.2
Less net income attributable to noncontrolling interest, net of tax	49	16.3	255	51.3
Net income attributable to Oppenheimer Holdings Inc.	$1,849	*	$4,344	260.1

*	Not comparable
Second Quarter 2015
Revenue
Commission revenue was $103.6 million for the second quarter of 2015, a decrease of 10.8% compared with $116.1 million for the second quarter of 2014 due to reduced transaction volumes from retail and institutional investors during the second quarter of 2015.
Advisory fees were $72.2 million for the second quarter of 2015, an increase of 2.6% compared with $70.4 million for the second quarter of 2014 due to increases in advisory fees on traditional managed products. Assets under management increased 3.9% from $25.6 billion to $26.6 billion from March 31, 2014 to March 31, 2015, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. Assets under management for the period ended June 30, 2015 decreased 3.9% to $25.6 billion as compared to $26.6 billion at March 31, 2015. The decrease in AUM was comprised of asset appreciation of $0.3 billion and net redemption of assets of $1.2 billion.
Investment banking revenue increased 8.3% to $29.0 million for the second quarter of 2015 compared with $26.8 million for the second quarter of 2014 due to higher fees from mergers and acquisitions activity during the second quarter of 2015.
Interest revenue was $12.0 million for second quarter of 2015, a decrease of 4.1% compared with $12.5 million for the second quarter of 2014. The decrease is primarily attributable to a decrease in interest revenue on margin extended to customers.

Principal transactions revenue decreased 85.5% to $1.7 million during the second quarter of 2015 compared with $11.8 million for the second quarter of 2014 primarily due to declines in equities and fixed income trading during the second quarter of 2015.
Other revenue was $20.4 million for the second quarter of 2015, an increase of 69.0% compared to $12.1 million for the second quarter of 2014. The increase is primarily due to an increase in loan modifications of commercial mortgages during the second quarter of 2015.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $158.2 million during the second quarter of 2015, a decrease of 1.0% compared to the second quarter of 2014. The decrease was due to lower production and deferred compensation expenses partially offset by higher share-based compensation expenses during the second quarter of 2015. Compensation and related expenses as a percentage of revenue was 66.2% during the second quarter of 2015 compared to 64.0% during the second quarter of 2014.
Non-compensation expenses were $78.1 million during the second quarter of 2015, a decrease of 13.0% compared to $89.7 million during the same period in 2014 primarily due to lower legal and regulatory costs during the second quarter of 2015.

The effective income tax rate for the second quarter of 2015 was 75.5%. The effective income tax rate for the second quarter of 2015 was negatively impacted due to increases in reserves taken on tax positions, non-deductible regulatory charges, as well as lower operating results of the international businesses (which benefit from lower tax rates) and by the size of these factors relative to income before income tax provision. The effective income tax rate for the second quarter of 2014 was significantly impacted by the non-deductible nature of the charges associated with low-priced securities regulatory matters and their size relative to income before income tax provision.
Year-to-date 2015
Revenue
Commission revenue was $213.3 million for the six months ended June 30, 2015, a decrease of 10.5% compared with $238.2 million for the six months ended June 30, 2014 due to reduced transaction volumes from retail and institutional investors during the six months ended June 30, 2015.
Advisory fees were $143.2 million for the six months ended June 30, 2015, an increase of 3.3% compared with $138.6 million for the six months ended June 30, 2014 due to increases in advisory fees on traditional managed products. Assets under management increased 2.3% from $25.3 billion to $25.9 billion from December 31, 2013 to December 31, 2014 and 3.9% from $25.6 billion to $26.6 billion from March 31, 2014 to March 31, 2015, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. Assets under management for the period ended June 30, 2015 decreased 3.5% to $25.6 billion as compared to $26.5 billion at June 30, 2014 which will be used to determine the advisory fees for the period ended September 30, 2015. The decrease was comprised of asset appreciation of $0.3 billion and net redemption of assets of $1.2 billion.
Investment banking revenue decreased 6.6% to $56.3 million for the six months ended June 30, 2015 compared with $60.3 million for the six months ended June 30, 2014 due to lower fees from mergers and acquisitions and equities underwritings during the six months ended June 30, 2015.
Interest revenue was $23.1 million for the six months ended June 30, 2015, a decrease of 7.5% compared with $24.9 million for the six months ended June 30, 2014. The decrease is primarily attributable to a decrease of $1.0 million in interest from lower holdings of U.S. government and agency securities and a decrease in interest revenue on margin extended to customers.
Principal transactions revenue decreased 1.7% to $20.3 million for the six months ended June 30, 2015 compared with $20.6 million for the six months ended June 30, 2014 primarily due to declines in equities and fixed income trading during the second quarter of 2015, offset by higher volumes and dollar-value of loan modifications of commercial mortgages during the first quarter of 2015.
Other revenue was $28.4 million for the six months ended June 30, 2015, an increase of 28.1% compared to $22.2 million for the six months ended June 30, 2014. The increase is primarily due to an increase in loan modifications of commercial mortgages during the six months ended June 30, 2015 as the Company modified 22 commercial loans compared to 8 loans during the same period of 2014.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $321.3 million for the six months ended June 30, 2015, a decrease of 3.2% compared to $331.8 million for the six months ended June 30, 2014. The decrease was due to lower production and incentive compensation expenses the six months ended June 30, 2015. Compensation and related expenses as a percentage of revenue was 66.3% during the six months ended June 30, 2015 compared to 65.7% during the six months ended June 30, 2014.
Non-compensation expenses were $150.7 million during the six months ended June 30, 2015, a decrease of 10.2% compared to $167.8 million for the six months ended June 30, 2014 primarily due to lower legal and regulatory costs during the six months ended June 30, 2015.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company’s reportable business segments for the three and six months ended June 30, 2015 and 2014:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenue
Private Client	$133,783	$145,344	(8.0)	$273,715	$293,164	(6.6)
Asset Management	25,344	25,032	1.2	49,805	49,642	0.3
Capital Markets	69,531	72,217	(3.7)	141,697	150,098	(5.6)
Commercial Mortgage Banking	10,969	6,958	57.6	19,355	11,830	63.6
Corporate/Other	(699)	138	*	(83)	123	*
	$238,928	$249,689	(4.3)	$484,489	$504,857	(4.0)
Income (loss) before income tax provision
Private Client	$13,402	$7,560	77.3	$30,159	$17,868	68.8
Asset Management	7,801	8,353	(6.6)	15,687	16,036	(2.2)
Capital Markets	3,623	7,082	(48.8)	10,358	18,266	(43.3)
Commercial Mortgage Banking	3,731	3,605	3.5	7,768	5,454	42.4
Corporate/Other	(25,927)	(26,464)	(2.0)	(51,491)	(52,379)	(1.7)
	$2,630	$136	1,833.8	$12,481	$5,245	138.0

*	Not comparable
Private Client
Private Client reported revenue of $133.8 million for the second quarter of 2015, 8.0% lower than the second quarter of 2014, due to decreases in transaction-based business during the second quarter of 2015. Income before income tax provision was $13.4 million for the second quarter of 2015, an increase of 77.3% compared with the second quarter of 2014 primarily due to decreases in legal and regulatory costs during the second quarter of 2015.

•	Client assets under administration were $84.9 billion at June 30, 2015 compared to $87.3 billion at December 31, 2014, a decrease of 2.7%.

•
Financial adviser headcount was 1,273 at the end of the second quarter of 2015 (1,301 at the end of the first quarter of 2015), down from 1,370 at the end of the second quarter of 2014. The reduction primarily reflects the Company's review of its financial adviser standards for productivity, compliance and client service.

•	Retail commissions were $62.9 million for the second quarter of 2015, a decrease of 14.8% from the second quarter of 2014.

•
Advisory fee revenue on traditional and alternative managed products was $48.2 million for the second quarter of 2015, an increase of 2.5% over the second quarter of 2014 (see Asset Management below for further information).

•
Money market fee waivers totaled $685,000 during the second quarter of 2015 versus waivers of $7.6 million during the second quarter of 2014. The elimination of money market fee waivers was due to the movement of client assets out of money market fund products and into FDIC-insured bank deposits reflecting the upcoming changes in regulatory rules that govern money market fund products which should make such temporary investment vehicles significantly less attractive to investors. The Company has discontinued offering retail money market funds and has transferred most of its client money market fund balances to FDIC-insured bank deposits. Interest earned on FDIC-insured bank deposits was $3.0 million during the second quarter of 2015 versus $1.3 million for the second quarter of 2014.

Asset Management
Asset Management reported revenue of $25.3 million for the second quarter of 2015, 1.2% higher than the second quarter of 2014. Income before income tax provision was $7.8 million for the second quarter of 2015, a decrease of 6.6% compared with the second quarter of 2014.

•
Advisory fee revenue on traditional and alternative managed products was $24.0 million for the second quarter of 2015, an increase of 2.7% over the second quarter of 2014. Advisory fees are calculated based on the value of client assets under management ("AUM") at the end of the prior quarter which totaled $26.6 billion at March 31, 2015 ($25.6 billion at March 31, 2014) and are allocated to the Private Client and Asset Management business segments.

•
AUM decreased 3.4% to $25.6 billion at June 30, 2015, compared to $26.5 billion at June 30, 2014, which is the basis for advisory fee billings for the third quarter of 2015. The decrease in AUM was comprised of asset appreciation of $0.3 billion and net redemption of assets of $1.2 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2015:

(Expressed in millions)
	For the Three Months Ended June 30, 2015
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$22,552	$612	$(1,732)	$(15)	$21,417
Institutional Fixed Income (2)	1,211	28	(18)	20	1,241
Alternative Investments:
Hedge Funds (3)	2,472	83	(45)	81	2,591
Private Equity Funds (4)	383	—	—	(65)	318
	$26,618	$723	$(1,795)	$21	$25,567

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

Capital Markets
Capital Markets reported revenue of $69.5 million for the second quarter of 2015, 3.7% lower than the second quarter of 2014, primarily due to lower revenue from Taxable Fixed Income during the second quarter of 2015. Income before income tax provision was $3.6 million for the second quarter of 2015, a decrease of 48.8% compared with income before income tax provision of $7.1 million for the second quarter of 2014.

•	Institutional equities commissions decreased 2.7% to $27.6 million for the second quarter of 2015 compared with the second quarter of 2014.

•
Advisory fees from investment banking activities increased 26.5% to $11.5 million in the second quarter of 2015 compared with the prior year quarter due to an increase in mergers and acquisitions activity during the second quarter of 2015.

•	Equity underwriting fees decreased 7.4% to $10.2 million for the second quarter of 2015 compared with the second quarter of 2014.

•	Revenue from Taxable Fixed Income decreased 13.5% to $15.6 million for the second quarter of 2015 compared with the second quarter of 2014.

•	Public Finance and Municipal Trading revenue decreased 2.5% to $5.9 million for the second quarter of 2015 compared with the second quarter of 2014.

Commercial Mortgage Banking
Commercial Mortgage Banking reported revenue of $11.0 million for the second quarter of 2015, 57.6% higher than the second quarter of 2014, primarily due to an increase in loan modifications of commercial mortgages during the second quarter of 2015. Income before income tax provision was $3.7 million for the second quarter of 2015, an increase of 3.5% compared with the second quarter of 2014.

•
Premium income earned from loan modifications was $9.6 million in the second quarter of 2015 compared with $2.1 million in the second quarter of 2014 as the Company modified 14 commercial loans (3 in the second quarter of 2014) with an aggregate principal loan balance of $118.0 million ($25.5 million in the second quarter of 2014).

•
Loan origination fees for the second quarter of 2015 were $1.1 million, an increase of 23.7% compared with the second quarter of 2014, as the Company originated 9 commercial loans (9 in the second quarter of 2014) with an aggregate principal loan balance of $116.3 million ($44.9 million in the second quarter of 2014).

•	Net servicing revenue for the second quarter of 2015 was $1.5 million compared with $1.4 million for the comparable period in 2014, an increase of 7.1%.

•	Principal loan balances related to servicing activities totaled $4.1 billion at June 30, 2015, up 2.5% from June 30, 2014.
Liquidity and Capital Resources
Total assets at June 30, 2015 increased by 5.1% from December 31, 2014. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2015, the Company had $177.5 million of such borrowings outstanding compared to outstanding borrowings of $59.4 million at December 31, 2014. The Company also has some availability of short-term bank financing on an unsecured basis.
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

The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.9 million and $387,000, respectively, at June 30, 2015. See Note 12 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.3 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through June 30, 2015 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
The impact of recent downgrades to securities issued by Greece and other turmoil in the Eurozone could adversely affect U.S. issuers' credit ratings, including our own as well as those of our clients and/or counterparties and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. See Item 1A "Risk Factors – The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business." in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
On May 19, 2015, Moody’s Corporation affirmed the Company’s ‘B2’ Corporate Family rating and ‘B2’ rating on the Notes with a stable outlook. On July 17, 2015, S&P affirmed the Company's and its Notes' "B" rating and affirmed its stable outlook on the Notes.
Liquidity
For the most part, the Company’s assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $3.8 million in forgivable notes to employees (which are inherently illiquid) for the three months ended June 30, 2015 ($3.3 million for the three months ended June 30, 2014) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2015, bank call loans were $177.5 million ($59.4 million at December 31, 2014 and $147.2 million at June 30, 2014). The average daily bank loan outstanding for the three and six months ended June 30, 2015 was $133.3 million and $108.7 million, respectively ($153.3 million and $138.9 million for the three and six months ended June 30, 2014, respectively). The largest daily bank loan outstanding for the three and six months ended June 30, 2015 was $225.7 million ($234.8 million and 247.9 million for the three and six months ended June 30, 2014, respectively). The average weighted interest rate on bank call loans applicable on June 30, 2015 was 1.27%.
At June 30, 2015, securities loaned balances totaled $209.2 million ($137.9 million at December 31, 2014 and $203.6 million at June 30, 2014). The average daily securities loan balance for the three and six months ended June 30, 2015 was $177.0 million and $165.0 million, respectively ($247.5 million and $232.8 million for the three and six months ended June 30, 2014, respectively). The largest daily stock loan balance for the three and six months ended June 30, 2015 was $244.2 million ($293.4 million for both the three and six months ended June 30, 2014).
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
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2015, the fair value of the reverse repurchase agreements for which the fair value option was elected was $104.3 million.
At June 30, 2015, the gross balances of reverse repurchase agreements and repurchase agreements were $470.7 million and $990.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2015 was $352.7 million and $855.8 million, respectively ($386.9 million and $921.4 million, respectively, for the three months ended June 30, 2014). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2015 was $746.8 million and $1.3 billion, respectively ($832.4 million and $1.3 billion, respectively, for the three months ended June 30, 2014).
At June 30, 2015, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended June 30, 2015 was $nil. At June 30, 2015, the gross leverage ratio was 5.4.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At June 30, 2015, OMHHF had $70.9 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2015 was $385,000 and $510,000, respectively ($74,800 and $225,400 for the three and six months ended June 30, 2014, respectively).

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
Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(126,388)	$(13,390)
Cash used in investing activities	(1,913)	(2,185)
Cash provided by (used in) financing activities	114,807	(17,545)
Net decrease in cash and cash equivalents	$(13,494)	$(33,120)
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
Other Matters
On May 29, 2015, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On July 31, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 28, 2015 to stockholders of record on August 14, 2015.
The book value of the Company’s Class A and Class B Stock was $38.68 at June 30, 2015 compared to $38.71 at December 31, 2014, based on total outstanding shares of 13,749,829 and 13,630,368, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2015 was 14,390,580 compared to 13,618,174 outstanding for the same period in 2014.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2015, the Company purchased and holds (net of redemptions) approximately $107.6 million in ARS from its clients. In addition, the Company is committed to purchase another $16.7 million from clients through 2017 under legal settlements and awards.

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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At June 30, 2015, the amount of ARS held by the Company that was below investment grade was $3.7 million and the amount of ARS that was unrated was $50,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at June 30, 2015
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$107,575	$7,191	$100,384
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	284	4,716
Legal Settlements and Awards (5)	11,660	750	10,910
Total	$124,235	$8,225	$116,010

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at June 30, 2015.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2015.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at June 30, 2015. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $85.3 million of ARS as of June 30, 2015.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2017.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $8.2 million as of June 30, 2015. The valuation adjustment is comprised of $7.2 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of June 30, 2015 and $1.0 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of June 30, 2015, the Company had $5 million of outstanding ARS purchase commitments related to the settlements with Regulators. Eligible Investors for future buybacks under the settlements with Regulators held approximately $85.3 million of ARS as of June 30, 2015. Since the Company was not committed to purchase this amount as of June 30, 2015, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 and Note 7 to the condensed consolidated financial statements in Item 1 herein.
Contractual Obligations
The following table sets forth the Company’s contractual obligations as of June 30, 2015:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$286	$40	$71	$53	$122
Committed Capital	5	5	—	—	—
Senior Secured Notes (1)	189	13	176	—	—
ARS Purchase Commitments (2)	16	10	6	—	—
Total	$496	$68	$253	$53	$122

(1)	Includes interest payable of $39.4 million through maturity.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiii) the Company’s ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to pending election results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – "Risk Factors" appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2015, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, could have a material adverse effect on the Company’s results of operations and financial condition, including its cash position.
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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $35.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company’s estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made nine offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and February 23, 2015. The Company commenced a tenth offer to purchase on March 23, 2015 which expired on June 8, 2015. The Company’s purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of June 30, 2015, the Company had purchased and holds (net of redemptions) approximately $107.6 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders’ holdings of Eligible ARS. As of June 30, 2015, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through March 31, 2015 and in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2014, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of June 30, 2015, Oppenheimer and certain affiliated parties are currently named as a defendant in one court action brought by an individual who purchased ARS through Oppenheimer in an amount of $17.7 million seeking an award compelling Oppenheimer to repurchase such ARS or, alternatively, an award rescinding such sale based on a variety of causes of action. The Company has filed its response to such claim and discovery has commenced in the court action. As of June 30, 2015, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failure to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matters discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.

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

In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer seeking a declaration from the panel that Oppenheimer would indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH. ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. In February 2014, Oppenheimer and JPMCC stipulated to a stay of the aforementioned FINRA arbitration proceedings because the German Litigation referenced above was still ongoing. The arbitration proceedings have since resumed although a final hearing date has not been scheduled. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including damages, interest and attorneys' fees) approximately €1.2 million (approximately U.S. $1.3 million). One of these three judgments was affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer are appealing that decision to Germany's highest appellate court. The remaining two judgments also are presently being appealed by JPMCC and Oppenheimer. In addition, eighteen other plaintiffs have filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.5 million). Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

Item 1A.    Risk Factors
During the six months ended June 30, 2015, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter of 2015, the Company issued 15,318 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.
Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 31st day of July, 2015.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)