Form 10-Q
period 2015-09-30
OPPENHEIMER HOLDINGS INC
filed 2015-10-30
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 30, 2015 was 13,333,368 and 99,680 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$47,311	$63,807
Cash segregated for regulatory and other purposes	855	18,594
Deposits with clearing organizations	61,370	36,510
Receivable from brokers, dealers and clearing organizations	398,808	314,475
Receivable from customers, net of allowance for credit losses of $2,504 ($2,427 in 2014)	896,060	864,189
Income tax receivable	6,105	4,240
Securities purchased under agreements to resell	—	251,606
Securities owned, including amounts pledged of $752,758 ($518,123 in 2014), at fair value	1,040,631	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $53,241 and $8,555, respectively ($42,211 and $8,606, respectively, in 2014)	33,624	34,932
Office facilities, net of accumulated depreciation of $102,640 ($103,547 in 2014)	27,731	29,589
Loans held for sale, at fair value	34,050	19,243
Mortgage servicing rights	29,594	30,140
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	108,524	107,386
Total assets	$2,854,252	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$24,002	$35,373
Bank call loans	147,700	59,400
Payable to brokers, dealers and clearing organizations	250,513	257,161
Payable to customers	692,416	652,256
Securities sold under agreements to repurchase	463,074	687,440
Securities sold, but not yet purchased, at fair value	311,664	92,510
Accrued compensation	125,129	165,134
Accounts payable and other liabilities	145,777	141,352
Senior secured notes	150,000	150,000
Deferred tax liabilities, net of deferred tax assets of $63,130 ($68,622 in 2014)	14,200	13,097
Total liabilities	2,324,475	2,253,723
Contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,333,368 and 13,530,688 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	59,019	62,264
Class B voting common stock, par value $0.001 per share, 99,680 shares authorized, issued and outstanding	133	133
	59,152	62,397
Contributed capital	43,116	45,118
Retained earnings	421,622	421,047
Accumulated other comprehensive loss	(1,084)	(918)
Total Oppenheimer Holdings Inc. stockholders’ equity	522,806	527,644
Noncontrolling interest	6,971	6,088
Total stockholders’ equity	529,777	533,732
Total liabilities and stockholders’ equity	$2,854,252	$2,787,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2015	2014	2015	2014
REVENUE
Commissions	$101,243	$110,862	$314,494	$349,062
Advisory fees	69,557	70,957	212,766	209,592
Investment banking	16,548	33,841	72,873	94,164
Interest	14,384	12,449	37,449	37,387
Principal transactions, net	(3,339)	4,272	16,926	24,883
Other	15,143	12,298	43,517	34,448
Total revenue	213,536	244,679	698,025	749,536
EXPENSES
Compensation and related expenses	142,746	161,334	464,051	493,135
Communications and technology	16,475	15,991	50,050	50,261
Occupancy and equipment costs	16,158	15,801	47,920	47,105
Clearing and exchange fees	6,909	5,969	19,542	17,885
Interest	4,541	4,127	12,956	13,703
Other	28,234	30,561	92,552	111,306
Total expenses	215,063	233,783	687,071	733,395
Income (loss) before income tax provision (benefit)	(1,527)	10,896	10,954	16,141
Income tax provision (benefit)	(750)	6,271	4,965	9,349
Net income (loss) for the period	(777)	4,625	5,989	6,792
Less net income attributable to noncontrolling interest	131	155	883	652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(908)	$4,470	$5,106	$6,140
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.07)	$0.33	$0.37	$0.45
Diluted	$(0.07)	$0.31	$0.36	$0.43
Dividends declared per share	$0.11	$0.11	$0.33	$0.33
Weighted average shares
Basic	13,690,698	13,630,368	13,713,578	13,595,458
Diluted	13,690,698	14,297,442	14,339,205	14,217,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2015	2014	2015	2014
Net income (loss) for the period	$(777)	$4,625	$5,989	$6,792
Other comprehensive loss, net of tax (1)
Currency translation adjustment	(916)	(1,608)	(166)	(1,356)
Comprehensive income (loss) for the period	(1,693)	3,017	5,823	5,436
Less net income attributable to noncontrolling interests	131	155	883	652
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(1,824)	$2,862	$4,940	$4,784

(1)	Other comprehensive loss is attributable to Oppenheimer Holdings Inc. No other comprehensive loss is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2015	2014
Share capital
Balance at beginning of period	$62,397	$60,198
Issuance of Class A non-voting common stock	3,373	2,199
Repurchase of Class A non-voting common stock for cancellation	(6,618)	—
Balance at end of period	59,152	62,397
Contributed capital
Balance at beginning of period	45,118	42,407
Tax benefit (deficiency) from share-based awards	(235)	1,275
Share-based expense	3,289	4,445
Vested employee share plan awards	(5,056)	(4,177)
Balance at end of period	43,116	43,950
Retained earnings
Balance at beginning of period	421,047	418,204
Net income for the period attributable to Oppenheimer Holdings Inc.	5,106	6,140
Dividends paid ($0.33 per share)	(4,531)	(4,483)
Balance at end of period	421,622	419,861
Accumulated other comprehensive income (loss)
Balance at beginning of period	(918)	1,709
Currency translation adjustment	(166)	(1,356)
Balance at end of period	(1,084)	353
Total Oppenheimer Holdings Inc. stockholders’ equity	522,806	526,561
Noncontrolling interest
Balance at beginning of period	6,088	5,353
Net income attributable to noncontrolling interest	883	652
Balance at end of period	6,971	6,005
Total stockholders’ equity	$529,777	$532,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2015	2014
Cash flows from operating activities
Net income for the period	$5,989	$6,792
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,683)	(2,074)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	5,471	5,787
Deferred income taxes	1,103	6,423
Amortization of notes receivable	9,742	12,393
Amortization of debt issuance costs	364	408
Write-off of debt issuance costs	—	588
Amortization of mortgage servicing rights	829	2,025
Provision for credit losses	77	28
Share-based compensation	2,569	3,682
Decrease (increase) in operating assets:
Cash segregated for regulatory and other purposes	17,739	17,217
Deposits with clearing organizations	(24,860)	(7,932)
Receivable from brokers, dealers and clearing organizations	(84,333)	(16,070)
Receivable from customers	(31,948)	(14,292)
Income tax receivable	(1,865)	(1,239)
Securities purchased under agreements to resell	251,606	(65,175)
Securities owned	(197,476)	49,316
Notes receivable	(8,434)	(9,315)
Loans held for sale	(14,807)	55,894
Mortgage servicing rights	(283)	(2,642)
Other assets	(1,668)	31,644
Increase (decrease) in operating liabilities:
Drafts payable	(11,371)	(23,882)
Payable to brokers, dealers and clearing organizations	(6,648)	(18,365)
Payable to customers	40,160	62,799
Securities sold under agreements to repurchase	(224,366)	(69,181)
Securities sold, but not yet purchased	219,154	51,948
Accrued compensation	(39,285)	(40,574)
Accounts payable and other liabilities	4,425	(22,466)
Cash provided by (used in) operating activities	(89,799)	13,737
Cash flows from investing activities
Purchase of office facilities	(3,613)	(3,366)
Cash used in investing activities	(3,613)	(3,366)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,531)	(4,483)
Issuance of Class A non-voting common stock	—	185
Repurchase of Class A non-voting common stock for cancellation	(6,618)	—
Tax benefit (deficiency) from share-based awards	(235)	1,275
Redemption of senior secured notes	—	(45,000)
Increase in bank call loans, net	88,300	17,300
Cash provided by (used in) financing activities	76,916	(30,723)
Net decrease in cash and cash equivalents	(16,496)	(20,352)
Cash and cash equivalents, beginning of period	63,807	98,294
Cash and cash equivalents, end of period	$47,311	$77,942
Schedule of non-cash financing activities
Employee share plan issuance	$3,373	$2,014
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,568	$11,400
Cash paid during the period for income taxes, net of refunds	$5,972	$4,103
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
Oppenheimer provides its services from 90 offices in 24 states located throughout the United States and in 6 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Form 10-K"). The accompanying December 31, 2014 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of September 30, 2015, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $7.0 million.

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
In November 2014, the FASB issued ASU No. 2014-17, "Business Combination - Pushdown Accounting." The ASU gives the acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. The ASU became effective upon issuance. The adoption of this accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU will be effective for the annual reporting period in the fiscal year that begins after December 15, 2017 and early adoption is permitted as of the original effective date. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.
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

3.        Earnings per share
Basic earnings per share is computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A non-voting common stock ("Class A Stock") and Class B voting common stock ("Class B Stock") outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	13,690,698	13,630,368	13,713,578	13,595,458
Net dilutive effect of share-based awards, treasury method (1)	—	667,074	625,627	621,789
Diluted weighted average number of shares outstanding	13,690,698	14,297,442	14,339,205	14,217,247
Net income (loss) for the period	$(777)	$4,625	$5,989	$6,792
Net income attributable to noncontrolling interest, net of tax	131	155	883	652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(908)	$4,470	$5,106	$6,140
Basic earnings (loss) per share	$(0.07)	$0.33	$0.37	$0.45
Diluted earnings (loss) per share	$(0.07)	$0.31	$0.36	$0.43

(1)
For the three and nine months ended September 30, 2015, the diluted earnings per share computation does not include the anti-dilutive effect of 1,304,185 and 40,309 shares of Class A Stock granted under share-based compensation arrangements, respectively (58,008 for both the three and nine months ended September 30, 2014).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2015	December 31, 2014
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$296,362	$242,172
Receivable from brokers	53,550	38,149
Securities failed to deliver	16,380	11,055
Clearing organizations	23,766	21,106
Other	8,750	1,993
Total	$398,808	$314,475
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$209,125	$137,892
Payable to brokers	4,380	4,559
Securities failed to receive	31,266	23,573
Other	5,742	91,137
Total	$250,513	$257,161
5.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period. The Company’s other financial instruments are generally short-term in nature or have variable interest rates and as such their carrying values approximate fair value.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of September 30, 2015		As of December 31, 2014
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$750,031	$259,810	$570,607	$30,615
Corporate debt and other obligations	15,475	7,070	19,795	2,646
Mortgage and other asset-backed securities	7,276	28	6,689	255
Municipal obligations	74,365	50	60,833	51
Convertible bonds	54,946	9,539	49,813	11,369
Corporate equities	41,209	35,167	42,751	47,574
Money markets	846	—	1,245	—
Auction rate securities	96,483	—	91,422	—
Total	$1,040,631	$311,664	$843,155	$92,510
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2015 are corporate equities with estimated fair values of approximately $13.4 million ($15.7 million at December 31, 2014), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

Valuation Techniques
A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments is as follows:
U.S. Government Obligations
U.S. Treasury securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers.
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
Mortgage and Other Asset-Backed Securities
The Company holds non-agency securities collateralized by home equity and various other types of collateral which are valued based on external pricing and spread data provided by independent pricing services. When specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds.
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
Corporate Equities
Equity securities and options are generally valued based on quoted prices from the exchange or market where traded. To the extent quoted prices are not available, fair values are generally derived using bid/ask spreads.
Loans Held for Sale
The Company elected the fair value option for loans held for sale and determines the fair value using both a discounted cash flow model (see key assumptions used in determining mortgage servicing rights below) and quoted observable prices from market participants.
Interest Rate Lock Commitments
OMHHF records an interest rate lock commitment upon the commitment to originate a loan with a borrower. This commitment, which can be an asset or a liability, is recognized at fair value, which reflects the fair value of the contractual loan origination related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan. The interest rate lock commitments are valued using a discounted cash flow model developed based on U.S. Treasury rate changes and other observable market data. The fair value is determined after considering the potential impact of collateralization.

To-Be-Announced ("TBA") sale contracts
TBA sale contracts of permanent loans originated or purchased by OMHHF are based on observable market prices of recently executed purchases of similar loans which are then used to derive a market implied spread, which in turn is used as the primary input in estimating the fair value of loans at the measurement date. TBA sale contracts of construction loans originated or purchased by OMHHF are based on observable market prices of recently executed purchases.
Mortgage Servicing Rights ("MSRs")
The Company’s MSRs are measured at fair value on a nonrecurring basis. The MSRs are initially measured at fair value on the loan securitization date and subsequently measured on the amortized cost basis subject to quarterly impairment testing. MSRs do not trade in active open markets with readily observable pricing. Therefore the Company uses a discounted cash flow model to estimate the fair value of MSRs. The discounted cash flow model calculates the present value of estimated future net servicing income using inputs such as contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable and unobservable market conditions and assumptions that a market participant would consider in valuing a MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2015, the Company had $75,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2015, the Company purchased and holds (net of redemptions) approximately $101.9 million in ARS from its clients. In addition, the Company is committed to purchase another $9.5 million in ARS from clients through 2017 under legal settlements and awards.
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

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2015
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$89,600	$3,965	$85,635	Discounted Cash Flow	Discount Rate (2)	1.26% to 1.72%	1.48%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.16% to 0.52%	0.33%
Municipal Auction Rate Securities	8,150	705	7,445	Discounted Cash Flow	Discount Rate (4)	2.21%	2.21%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.16%	0.16%
Student Loan Auction Rate Securities	500	41	459	Discounted Cash Flow	Discount Rate (5)	2.95%	2.95%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.64%	1.64%
Other (7)	3,625	681	2,944	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	81.22% of par	81.22% of par
	$101,875	$5,392	$96,483
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$8,065	$344	$7,721	Discounted Cash Flow	Discount Rate (2)	1.26% to 1.72%	1.48%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.16% to 0.52%	0.33%
Municipal Auction Rate Securities	1,535	133	1,402	Discounted Cash Flow	Discount Rate (4)	2.21%	2.21%
					Duration	4.5 years	4.5 years
					Current Yield (3)	0.16%	0.16%
Student Loan Auction Rate Securities	1	—	1	Discounted Cash Flow	Discount Rate (5)	2.95%	2.95%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.64%	1.64%
	$9,601	$477	$9,124
Total	$111,476	$5,869	$105,607

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet as well as principal transactions revenue in the statement of operations at September 30, 2015.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.15%.

(3)	Based on current auctions in comparable securities that have not failed.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.26%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.75%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2015.

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

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at September 30, 2015 would result in a decrease in the fair value of $1.0 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at September 30, 2015 would result in a decrease in the fair value of $2.0 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2015, the Company had a valuation adjustment (unrealized loss) of $5.4 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of September 30, 2015, the Company also had a valuation adjustment of $477,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $5.9 million as of September 30, 2015. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying funds as a basis for estimating the fair value of its investment. Due to the illiquid nature of these investments and difficulties in obtaining observable inputs, these investments are included in Level 3 of the fair value hierarchy.
The following table provides information about the Company’s investments in Company-sponsored funds at September 30, 2015:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,304	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,662	1,251	N/A	N/A
	$7,966	$1,251

(1)
Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies. Each hedge fund has various restrictions regarding redemption; no investment is locked-up for a period greater than one year.

(2)
Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources. Due to the illiquid nature of these funds, investors are not permitted to make withdrawals without the consent of the general partner. The lock-up period of the private equity funds can extend to 10 years.

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

Assets and Liabilities Measured at Fair Value
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015

(Expressed in thousands)
	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$328	$—	$—	$328
Deposits with clearing organizations	43,497	—	—	43,497
Securities owned:
U.S. Treasury securities	727,722	—	—	727,722
U.S. Agency securities	461	18,223	—	18,684
Sovereign obligations	—	3,625	—	3,625
Corporate debt and other obligations	—	15,475	—	15,475
Mortgage and other asset-backed securities	—	7,276	—	7,276
Municipal obligations	—	74,300	65	74,365
Convertible bonds	—	54,946	—	54,946
Corporate equities	41,209	—	—	41,209
Money markets	846	—	—	846
Auction rate securities	—	—	96,483	96,483
Securities owned, at fair value	770,238	173,845	96,548	1,040,631
Investments (1)	—	3,088	8,633	11,721
Loans held for sale	—	34,050	—	34,050
Derivative contracts:
TBAs	—	344	—	344
Interest rate lock commitments	—	—	10,808	10,808
Derivative contracts, total	—	344	10,808	11,152
Total	$814,063	$211,327	$115,989	$1,141,379
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$259,730	$—	$—	$259,730
U.S. Agency securities	—	20	—	20
Sovereign obligations	—	60	—	60
Corporate debt and other obligations	—	7,070	—	7,070
Mortgage and other asset-backed securities	—	28	—	28
Municipal obligations	—	50	—	50
Convertible bonds	—	9,539	—	9,539
Corporate equities	35,167	—	—	35,167
Securities sold, but not yet purchased, at fair value	294,897	16,767	—	311,664
Derivative contracts:
Futures	870	—	—	870
Foreign currency forward contracts	5	—	—	5
TBAs	—	7,161	—	7,161
Interest rate lock commitments	—	—	187	187
ARS purchase commitments	—	—	477	477
Derivative contracts, total	875	7,161	664	8,700
Total	$295,772	$23,928	$664	$320,364

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$31,175	$—	$—	$31,175
Deposits with clearing organizations	24,188	—	—	24,188
Securities owned:
U.S. Treasury securities	540,223	—	—	540,223
U.S. Agency securities	—	26,261	—	26,261
Sovereign obligations	—	4,123	—	4,123
Corporate debt and other obligations	—	19,795	—	19,795
Mortgage and other asset-backed securities	—	6,689	—	6,689
Municipal obligations	—	60,669	164	60,833
Convertible bonds	—	49,813	—	49,813
Corporate equities	42,751	—	—	42,751
Money markets	1,245	—	—	1,245
Auction rate securities	—	—	91,422	91,422
Securities owned, at fair value	584,219	167,350	91,586	843,155
Investments (1)	—	698	9,508	10,206
Loans held for sale	—	19,243	—	19,243
Securities purchased under agreements to resell (2)	—	250,000	—	250,000
Derivative contracts:
TBAs	—	4,535	—	4,535
Interest rate lock commitments	—	—	7,576	7,576
Derivative contracts, total	—	4,535	7,576	12,111
Total	$639,582	$441,826	$108,670	$1,190,078
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$30,581	$—	$—	$30,581
U.S. Agency securities	—	34	—	34
Corporate debt and other obligations	—	2,646	—	2,646
Mortgage and other asset-backed securities	—	255	—	255
Municipal obligations	—	51	—	51
Convertible bonds	—	11,369	—	11,369
Corporate equities	47,574	—	—	47,574
Securities sold, but not yet purchased, at fair value	78,155	14,355	—	92,510
Derivative contracts:
Futures	353	—	—	353
Foreign currency forward contracts	10	—	—	10
TBAs	—	1,018	—	1,018
Interest rate lock commitments	—	—	1,222	1,222
ARS purchase commitments	—	—	902	902
Derivative contracts, total	363	1,018	2,124	3,505
Total	$78,518	$15,373	$2,124	$96,015

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between Level 1 and Level 2 financial assets and liabilities in the three and nine months ended September 30, 2015.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2015 and 2014:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$62	$3	$—	$—	$—	$65
Auction rate securities (1)(7)(8)	100,384	1,799	5,600	(11,300)	—	96,483
Interest rate lock commitments (2)	5,060	5,748	—		—	10,808
Investments (3)	9,114	(427)	29	(83)	—	8,633
Liabilities
Interest rate lock commitments (2)	683	496	—	—	—	187
ARS purchase commitments (4)	1,034	557	—	—	—	477

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$52	$77	$—	$—	$—	$129
Auction rate securities (1)(7)(8)	92,548	(645)	2,375	(6,955)	—	87,323
Interest rate lock commitments (2)	10,528	(5,017)	—	—	—	5,511
Investments (3)	8,779	(254)	180	(282)	—	8,423
Liabilities
Interest rate lock commitments (2)	3,833	645	—	—	—	3,188
ARS purchase commitments (4)	1,514	477	—	—	—	1,037

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(79)	$—	$(20)	$—	$65
Auction rate securities (1)(7)(8)	91,422	1,736	16,325	(13,000)	—	96,483
Interest rate lock commitments (2)	7,576	3,232	—	—	—	10,808
Investments (3)	9,508	(812)	417	(369)	(111)	8,633
Liabilities
Interest rate lock commitments (2)	1,222	1,035	—	—	—	187
ARS purchase commitments (4)	902	425	—	—	—	477

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2014
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (5)(6)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$236	$(107)	$—	$—	$—	$129
Auction rate securities (1)(7)(8)	85,124	(971)	16,550	(13,380)	—	87,323
Interest rate lock commitments (2)	2,375	3,136	—	—	—	5,511
Investments (3)	5,946	(341)	4,444	(1,006)	(620)	8,423
Liabilities
Interest rate lock commitments (2)	3,653	465	—	—	—	3,188
ARS purchase commitments (4)	2,600	1,563	—	—	—	1,037

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short period of time between their origination and expected maturity or settlement. The fair value of the Company’s 8.75% Senior Secured Notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.
The fair value of MSRs is based on observable and unobservable inputs and thus categorized as Level 3 in the fair value hierarchy. See valuation techniques above for key assumptions used.

Assets and liabilities not measured at fair value on a recurring basis as of September 30, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of September 30, 2015		As of September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$46,983	$46,983	$46,983	$—	$—	$46,983
Cash segregated for regulatory and other purposes	855	855	855	—	—	855
Deposits with clearing organization	17,873	17,873	17,873	—	—	17,873
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	296,362	296,362	—	296,362	—	296,362
Receivables from brokers	53,550	53,550	—	53,550	—	53,550
Securities failed to deliver	16,380	16,380	—	16,380	—	16,380
Clearing organizations	23,766	23,766	—	23,766	—	23,766
Other	8,750	8,750	—	8,750	—	8,750
	398,808	398,808	—	398,808	—	398,808
Receivable from customers	896,060	896,060	—	896,060	—	896,060
Mortgage servicing rights	29,594	43,750	—	—	43,750	43,750
Investments (1)	48,032	48,032	—	48,032	—	48,032

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of September 30, 2015		As of September 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$24,002	$24,002	$24,002	$—	$—	$24,002
Bank call loans	147,700	147,700	—	147,700	—	147,700
Payables to brokers, dealers and clearing organizations:
Securities loaned	209,125	209,125	—	209,125	—	209,125
Payable to brokers	4,380	4,380	—	4,380	—	4,380
Securities failed to receive	31,266	31,266	—	31,266	—	31,266
Other	5,742	5,742	—	5,742	—	5,742
	250,513	250,513	—	250,513	—	250,513
Payables to customers	692,416	692,416	—	692,416	—	692,416
Securities sold under agreements to repurchase	463,074	463,074	—	463,074	—	463,074
Warehouse payable	30,856	30,856	—	30,856	—	30,856
Senior secured notes	150,000	155,250	—	155,250	—	155,250

Assets and liabilities not measured at fair value on a recurring basis as of December 31, 2014

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$32,632	$32,632	$32,632	$—	$—	$32,632
Cash segregated for regulatory and other purposes	18,594	18,594	18,594	—	—	18,594
Deposits with clearing organization	12,322	12,322	12,322	—	—	12,322
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	242,172	242,172	—	242,172	—	242,172
Receivables from brokers	38,149	38,149	—	38,149	—	38,149
Securities failed to deliver	11,055	11,055	—	11,055	—	11,055
Clearing organizations	21,106	21,106	—	21,106	—	21,106
Other	1,993	1,993	—	1,993	—	1,993
	314,475	314,475	—	314,475	—	314,475
Receivable from customers	864,189	864,189	—	864,189	—	864,189
Securities purchased under agreements to resell	1,606	1,606	1,606	—	—	1,606
Mortgage servicing rights	30,140	42,279	—	—	42,279	42,279
Investments (1)	50,548	50,548	—	50,548	—	50,548

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2014		As of December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$35,373	$35,373	$35,373	$—	$—	$35,373
Bank call loans	59,400	59,400	—	59,400	—	59,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	137,892	137,892	—	137,892	—	137,892
Payable to brokers	4,559	4,559	—	4,559	—	4,559
Securities failed to receive	23,573	23,573	—	23,573	—	23,573
Other	91,137	91,137	—	91,137	—	91,137
	257,161	257,161	—	257,161	—	257,161
Payables to customers	652,256	652,256	—	652,256	—	652,256
Securities sold under agreements to repurchase	687,440	687,440	—	687,440	—	687,440
Warehouse payable	16,683	16,683	—	16,683	—	16,683
Senior secured notes	150,000	157,782	—	157,782	—	157,782

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the loan trading portfolio is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2015 or December 31, 2014.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At September 30, 2015, the Company did not carry any loans held for sale for a period longer than 90 days. At September 30, 2015, the book value and fair value of loans held for sale was $31.5 million and $34.1 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended September 30, 2015 and 2014, there were no derivative instruments that were designated and qualified as a cash flow hedge.
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
Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. Unrealized gains and losses on rate lock commitments are recorded in other assets in the condensed consolidated balance sheet and other income in the condensed consolidated statement of operations. The fair value of the Company’s rate lock commitments to borrowers and loans held for sale and the related input includes, as applicable:

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
TBA Securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue, net.

The notional amounts and fair values of the Company’s derivatives at September 30, 2015 and December 31, 2014 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at September 30, 2015
	Description	Notional	Fair Value
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$57,490	$344
	Interest rate lock commitments	265,717	10,808
		$323,207	$11,152
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts (2)	Futures	$2,496,000	$870
Other contracts	Forward currency forward contracts	600	5
	TBAs	54,140	321
	TBA sale contracts	301,991	6,840
	Interest rate lock commitments	4,714	187
	ARS purchase commitments	9,601	477
		$2,867,046	$8,700

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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended September 30, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,107)
Other contracts	Foreign exchange forward contracts	Other revenue	(5)
	TBAs	Principal transactions revenue	(11)
	TBA sale contracts	Other revenue	(9,242)
	Interest rate lock commitments	Other revenue	6,244
	ARS purchase commitments	Principal transactions revenue	557
			$(3,564)

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended September 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(105)
Other contracts	TBAs	Principal transactions revenue	156
	TBA sale contracts	Other revenue	3,461
	Interest rate lock commitments	Other revenue	(4,372)
	ARS purchase commitments	Principal transactions revenue	477
			$(383)

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Nine Months Ended September 30, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,673)
Other contracts	Foreign exchange forward contracts	Other revenue	26
	TBAs	Principal transactions revenue	(24)
	TBA sale contracts	Other revenue	(3,330)
	Interest rate lock commitments	Other revenue	4,267
	ARS purchase commitments	Principal transactions revenue	425
			$(1,309)

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Nine Months Ended September 30, 2014
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,434)
Other contracts	TBAs	Principal transactions revenue	132
	TBA sale contracts	Other revenue	(310)
	Interest rate lock commitments	Other revenue	3,601
	ARS purchase commitments	Principal transactions revenue	1,563
			$3,552

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2015, bank call loans were $147.7 million ($59.4 million at December 31, 2014). At September 30, 2015, such loans, collateralized by firm and customer securities with market values of approximately $216.1 million and $335.4 million, respectively, were with commercial banks.
At September 30, 2015, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $150.0 million under securities loan agreements.
At September 30, 2015, the Company had deposited $741.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
At September 30, 2015, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2015:

(Expressed in thousands)
	Overnight and Open	Up to 30 Days	Total
Repurchase agreements:
U.S. Treasury and agency securities	$867,667	$—	$867,667
Securities loaned:
Equity securities	209,125	—	209,125
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,076,792	$—	$1,076,792

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2015 and December 31, 2014:

As of September 30, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$404,593	$(404,593)	$—	$—	$—	$—
Securities borrowed (1)	296,362	—	296,362	(291,040)	—	5,322
Total	$700,955	$(404,593)	$296,362	$(291,040)	$—	$5,322

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$867,667	$(404,593)	$463,074	$(454,495)	$—	$8,579
Securities loaned (2)	209,125	—	209,125	(205,458)	—	3,667
Total	$1,076,792	$(404,593)	$672,199	$(659,953)	$—	$12,246

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2014
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$314,266	$(62,660)	$251,606	$(250,000)	$—	$1,606
Securities borrowed (1)	242,172	—	242,172	(234,376)	—	7,796
Total	$556,438	$(62,660)	$493,778	$(484,376)	$—	$9,402

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$750,100	$(62,660)	$687,440	$(686,119)	$—	$1,321
Securities loaned (2)	137,892	—	137,892	(132,258)	—	5,634
Total	$887,992	$(62,660)	$825,332	$(818,377)	$—	$6,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2015, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $290.6 million ($235.1 million at December 31, 2014) and $404.7 million ($314.1 million at December 31, 2014), respectively, of which the Company has sold and re-pledged approximately $55.3 million ($4.4 million at December 31, 2014) under securities loaned transactions and $404.7 million under repurchase agreements ($312.6 million at December 31, 2014).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $752.8 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2015 ($518.1 million at December 31, 2014). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $216.6 million at September 30, 2015 ($149.1 million at December 31, 2014).
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
As of December 31, 2011, the interest in securities formerly held by one of the Company’s funds which utilized Lehman Brothers International (Europe) ("LBIE") as a prime broker was transferred to an investment trust. On September 26, 2013, a first interim distribution in the amount of $9.5 million was received by the trust and distributed to its members. During the first quarter of 2014, a second distribution in the amount of $600,000 was received by the trust and distributed to its members.   During the second quarter of 2015, the trust received and distributed a third distribution in the amount of $437,000. LBIE expects that the third distribution will represent all the remaining value held in the pool of funds to be allocated to consenting beneficiaries, and so it is expected to be the final common terms distribution.
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2015 are receivables from two major U.S. broker-dealers totaling approximately $147.5 million.
Warehouse Facilities
The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2015, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally 1 to 3 business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2015 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2015, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in accounts payable and other liabilities on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by the GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At September 30, 2015, OMHHF had $30.9 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three and nine months ended September 30, 2015 was $280,000 and $790,000, respectively ($181,000 and $400,000, respectively, for the three and nine months ended September 30, 2014). The Company’s ability to originate mortgage loans depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.
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
The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general and limited partnership interests, additional capital commitments, and management fees receivable represent their maximum exposure to loss. The subsidiaries’ general and limited partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at September 30, 2015 and December 31, 2014:

(Expressed in thousands)
	At September 30, 2015
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,635,496	$1,428	$—	$—	$1,428
Private equity funds	54,800	27	—	2	29
Total	$1,690,296	$1,455	$—	$2	$1,457

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $4.9 million and $20.9 million for the three and nine months ended September 30, 2015, respectively ($2.6 million and $4.5 million for the three and nine months ended September 30, 2014, respectively).
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
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $309.1 million at September 30, 2015 ($285.5 million at December 31, 2014). These amounts are not included on the condensed consolidated balance sheet as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC insured limits. The combined uninsured balance with relation to escrow accounts at September 30, 2015 was approximately $186.1 million. OMHHF places these deposits with major financial institutions where it believes the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors as of September 30, 2015 and December 31, 2014 was as follows:

(Expressed in thousands)
	As of September 30, 2015	As of December 31, 2014
Unpaid principal balance of loans	$4,090,937	$4,134,894
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

The fair value of the servicing rights on the loan portfolio was $43.8 million and $42.3 million at September 30, 2015 and December 31, 2014, respectively (carrying value of $29.6 million and $30.1 million at September 30, 2015 and December 31, 2014, respectively). The following table summarizes the changes in carrying value of MSRs for the nine months ended September 30, 2015 and 2014:

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$30,140	$28,879
Originations (1)	5,726	4,252
Purchases	675	144
Disposals (1)	(6,118)	(1,754)
Amortization expense	(829)	(2,025)
Balance at end of period	$29,594	$29,496

(1)	Includes refinancings.
Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2015	$773	$295	$1,068
2016	3,089	1,181	4,270
2017	3,083	1,179	4,262
2018	3,059	1,173	4,232
2019	2,963	1,112	4,075
Thereafter	9,488	2,199	11,687
	$22,455	$7,139	$29,594
The Company receives fees during the course of servicing the mortgage loans. The fees for the three and nine months ended September 30, 2015 and 2014 were as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Servicing fees	$1,463	$1,402	$4,384	$4,121
Ancillary fees	47	86	241	259
Total MSR fees	$1,510	$1,488	$4,625	$4,380

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At September 30, 2015	At December 31, 2014
Senior Secured Notes	4/15/2018	$150,000	$150,000
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2015, the Company was in compliance with all of its covenants.
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
Interest expense for the three and nine months ended September 30, 2015 on the Notes was $3.3 million and $9.8 million, respectively ($3.3 million and $11.0 million for the three and nine months ended September 30, 2014, respectively).
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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Class A Stock outstanding, beginning of period	13,650,149	13,519,126	13,530,688	13,377,967
Issued pursuant to shared-based compensation plans	12,063	11,562	131,524	152,721
Repurchased and canceled pursuant to the stock buy-back	(328,844)	—	(328,844)	—
Class A Stock outstanding, end of period	13,333,368	13,530,688	13,333,368	13,530,688
Stock buy-back
On September 15, 2015, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 665,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,348,369 then issued and outstanding shares of Class A Stock ("New Program"). This authorization replaces the share repurchase program covering up to 675,000 shares of the Company's Class A Stock, which was announced on October 7, 2011 ("Previous Program"), pursuant to which 322,177 shares of the Company’s Class A Stock were repurchased and canceled prior to December 31, 2014. During the nine months ended September 30, 2015, the Company purchased and canceled an additional 328,844 shares of Class A Stock for a total consideration of $6.6 million ($20.12 per share) under the Previous Program. The 23,979 remaining shares available under the Previous Program have been replaced by the shares available under the New Program. As of September 30, 2015, 665,000 shares were available to be purchased under the New Program.

Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of Class A non-voting common shares. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
11.        Contingencies
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions, and other litigation, creating substantial exposure. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include, among other things, inquiries from the Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and various state regulators. The Company is named as a respondent in a number of arbitrations by its current or former clients as well as lawsuits related to its sale of ARS.
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
For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's condensed consolidated financial statements as a whole.
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $50.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2015, the Company had $75,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2015, the Company purchased and holds (net of redemptions) approximately $101.9 million in ARS from its clients. In addition, the Company is committed to purchase another $9.5 million in ARS from clients through 2017 under legal settlements and awards.
The Company's purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company's operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer. Various offer scenarios are discussed in terms of which Eligible Investors should receive a Purchase Offer. The primary criteria to date in terms of determining which Eligible Investors should receive a Purchase Offer has been the amount of household account equity each Eligible Investor had with the Company in February 2008. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.
Eligible Investors for future buybacks continued to hold approximately $78.5 million of principal value of ARS as of September 30, 2015. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.
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
The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS.

On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer's failure to report a customer's suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.
As a result of the resolution of the SEC action, Oppenheimer consented to be enjoined, in order to avoid a disqualification that would have negatively impacted the Company's business and its results of operations. The Company sought and on January 27, 2015, received a waiver from the disqualification that would have prohibited the sale of certain privately-placed securities, including third party alternative investments. Oppenheimer believes that any disqualification resulting from the issuance of the Order for which Oppenheimer has not received a waiver or similar relief is not material to the business of Oppenheimer or its affiliates.
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
In November 2014, Oppenheimer received a Notice of Contemplated Action ("Action") from the New Mexico Securities Division (the "Division") alleging that certain federal agency bonds purchased by Bernalillo County, New Mexico in 2012 and 2013 were not suitable. Oppenheimer and a former registered representative were both named as respondents. On July 7, 2015, the Division issued a scheduling order stating that discovery in the matter must conclude by August 7, 2015 and set an initial hearing date for August 31, 2015. On August 21, 2015, the hearing was adjourned and no new hearing date has been scheduled. On October 19, 2015, Oppenheimer and the Division entered into a Stipulation pursuant to which Oppenheimer, without admitting or denying liability, agreed to pay an aggregate amount of $215,000, all of which will be paid into the New Mexico Investor Education Fund.

12.        Regulatory requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2015, the net capital of Oppenheimer as calculated under the Rule was $143.4 million or 9.01% of Oppenheimer’s aggregate debit items. This was $111.6 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $250,000 or 6-2/3% of aggregate indebtedness, as defined. At September 30, 2015, Freedom had net capital of $5.8 million, which was $5.6 million in excess of the $250,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At September 30, 2015, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 9.56% (required 4.5%);

•	Tier 1 Capital ratio 9.55% (required 6.0%); and

•	Total Capital ratio 10.97% (required 8.0%).
At September 30, 2015, the regulatory capital of Oppenheimer Investments Asia Limited was $3.0 million, which was $2.6 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.
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
Commercial Mortgage Banking—includes loan origination and servicing fees from the Company’s subsidiary, OMHHF; and
Corporate/Other—The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.
The table below presents information about the reported revenue and net income before taxes of the Company for the three and nine months ended September 30, 2015 and 2014. The information on total assets by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Private client (1)	$122,324	$142,606	$396,039	$435,770
Asset management (1)	23,849	24,801	73,654	74,443
Capital markets	60,585	71,226	202,282	221,324
Commercial mortgage banking	6,058	6,349	25,413	18,179
Corporate/Other	720	(303)	637	(180)
Total	$213,536	$244,679	$698,025	$749,536
Income (loss) before income tax provision (benefit)
Private client (1)	$14,905	$18,898	$45,064	$36,766
Asset management (1)	7,563	8,264	23,250	24,300
Capital markets	(2,016)	5,699	8,342	23,965
Commercial mortgage banking	1,046	1,815	8,814	7,269
Corporate/Other	(23,025)	(23,780)	(74,516)	(76,159)
Total	$(1,527)	$10,896	$10,954	$16,141
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.
Revenue, classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2015 and 2014, was as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$204,031	$234,317	$666,779	$711,529
United Kingdom/Israel	8,715	9,106	28,019	32,983
China	790	1,256	3,227	5,024
Total	$213,536	$244,679	$698,025	$749,536
14.        Subsequent events
On October 30, 2015, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 27, 2015 to holders of Class A Stock and Class B Stock of record on November 13, 2015.
15.        Condensed consolidating financial information
The Company’s Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the “Guarantors”), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indenture for the Notes contains covenants with restrictions which are discussed in Note 9. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company (referred to as “Parent” for purposes of this note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company.
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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$603	$1,377	$45,331	$—	$47,311
Cash and securities segregated for regulatory and other purposes	—	—	855	—	855
Deposits with clearing organizations	—	—	61,370	—	61,370
Receivable from brokers, dealers and clearing organizations	—	—	398,808	—	398,808
Receivable from customers, net of allowance for credit losses of $2,504	—	—	896,060	—	896,060
Income tax receivable	32,331	27,280	—	(53,506)	6,105
Securities owned, including amounts pledged of $752,758, at fair value	—	4,941	1,035,690	—	1,040,631
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $53,241 and $8,555, respectively	—	—	33,624	—	33,624
Office facilities, net of accumulated depreciation of $102,640	—	19,704	8,027	—	27,731
Loans held for sale, at fair value	—	—	34,050	—	34,050
Mortgage servicing rights	—	—	29,594	—	29,594
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,378	3,224	103,922	—	108,524
Deferred tax assets	101	324	29,900	(30,325)	—
Investment in subsidiaries	577,400	535,950	—	(1,113,350)	—
Intercompany receivables	69,524	8,635	—	(78,159)	—
Total assets	$681,337	$713,993	$2,846,820	$(1,387,898)	$2,854,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$24,002	$—	$24,002
Bank call loans	—	—	147,700	—	147,700
Payable to brokers, dealers and clearing organizations	—	—	250,513	—	250,513
Payable to customers	—	—	692,416	—	692,416
Securities sold under agreements to repurchase	—	—	463,074	—	463,074
Securities sold, but not yet purchased, at fair value	—	—	311,664	—	311,664
Accrued compensation	—	—	125,129	—	125,129
Accounts payable and other liabilities	6,091	35,724	103,962	—	145,777
Income tax payable	2,440	22,189	28,877	(53,506)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	44,525	(30,325)	14,200
Intercompany payables	—	62,203	15,956	(78,159)	—
Total liabilities	158,531	120,116	2,320,376	(274,548)	2,324,475
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	522,806	593,877	519,473	(1,113,350)	522,806
Noncontrolling interest	—	—	6,971	—	6,971
Total stockholders’ equity	522,806	593,877	526,444	(1,113,350)	529,777
Total liabilities and stockholders’ equity	$681,337	$713,993	$2,846,820	$(1,387,898)	$2,854,252

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$439	$1,557	$61,811	$—	$63,807
Cash and securities segregated for regulatory and other purposes	—	—	18,594	—	18,594
Deposits with clearing organizations	—	—	36,510	—	36,510
Receivable from brokers, dealers and clearing organizations	—	—	314,475	—	314,475
Receivable from customers, net of allowance for credit losses of $2,427	—	—	864,189	—	864,189
Income tax receivable	28,070	27,304	—	(51,134)	4,240
Securities purchased under agreements to resell	—	—	251,606	—	251,606
Securities owned, including amounts pledged of $518,123, at fair value	—	5,806	837,349	—	843,155
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $42,211 and $8,606, respectively	—	—	34,932	—	34,932
Office facilities, net of accumulated depreciation of $103,547	—	20,181	9,408	—	29,589
Loans held for sale, at fair value	—	—	19,243	—	19,243
Mortgage servicing rights	—	—	30,140	—	30,140
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	1,686	3,803	101,897	—	107,386
Deferred tax assets	18	309	27,973	(28,300)	—
Investment in subsidiaries	565,257	544,576	—	(1,109,833)	—
Intercompany receivables	87,442	—	—	(87,442)	—
Total assets	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$35,373	$—	$35,373
Bank call loans	—	—	59,400	—	59,400
Payable to brokers, dealers and clearing organizations	—	—	257,161	—	257,161
Payable to customers	—	—	652,256	—	652,256
Securities sold under agreements to repurchase	—	—	687,440	—	687,440
Securities sold, but not yet purchased, at fair value	—	—	92,510	—	92,510
Accrued compensation	—	—	165,134	—	165,134
Accounts payable and other liabilities	2,828	35,800	102,724	—	141,352
Income tax payable	2,440	22,189	26,505	(51,134)	—
Senior secured notes	150,000	—	—	—	150,000
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	88	41,309	(28,300)	13,097
Intercompany payables	—	76,492	10,950	(87,442)	—
Total liabilities	155,268	134,569	2,243,320	(279,434)	2,253,723
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	527,644	581,525	528,308	(1,109,833)	527,644
Noncontrolling interest	—	—	6,088	—	6,088
Total stockholders’ equity	527,644	581,525	534,396	(1,109,833)	533,732
Total liabilities and stockholders’ equity	$682,912	$716,094	$2,777,716	$(1,389,267)	$2,787,455

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$101,243	$—	$101,243
Advisory fees	—	—	69,938	(381)	69,557
Investment banking	—	—	16,548	—	16,548
Interest	—	2,557	14,392	(2,565)	14,384
Principal transactions, net	—	—	(3,100)	(239)	(3,339)
Other	—	96	15,121	(74)	15,143
Total revenue	—	2,653	214,142	(3,259)	213,536
EXPENSES
Compensation and related expenses	254	—	142,492	—	142,746
Communications and technology	27	—	16,448	—	16,475
Occupancy and equipment costs	—	—	16,232	(74)	16,158
Clearing and exchange fees	—	—	6,909	—	6,909
Interest	3,282	—	3,824	(2,565)	4,541
Other	234	252	28,368	(620)	28,234
Total expenses	3,797	252	214,273	(3,259)	215,063
Income (loss) before income tax provision (benefit)	(3,797)	2,401	(131)	—	(1,527)
Income tax provision (benefit)	(1,343)	1,360	(767)	—	(750)
Equity in earnings of subsidiaries	1,546	505	—	(2,051)	—
Net income (loss) for the period	(908)	1,546	636	(2,051)	(777)
Less net income attributable to non-controlling interest, net of tax	—	—	131	—	131
Net income (loss) attributable to Oppenheimer Holdings Inc.	(908)	1,546	505	(2,051)	(908)
Other comprehensive loss	—	—	(916)	—	(916)
Total comprehensive income (loss)	$(908)	$1,546	$(411)	$(2,051)	$(1,824)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$314,494	$—	$314,494
Advisory fees	—	—	214,012	(1,246)	212,766
Investment banking	—	—	72,873	—	72,873
Interest	—	7,680	37,463	(7,694)	37,449
Principal transactions, net	—	—	17,249	(323)	16,926
Other	—	287	43,455	(225)	43,517
Total revenue	—	7,967	699,546	(9,488)	698,025
EXPENSES
Compensation and related expenses	829	—	463,222	—	464,051
Communications and technology	94	—	49,956	—	50,050
Occupancy and equipment costs	—	—	48,145	(225)	47,920
Clearing and exchange fees	—	—	19,542	—	19,542
Interest	9,844	—	10,806	(7,694)	12,956
Other	780	365	92,976	(1,569)	92,552
Total expenses	11,547	365	684,647	(9,488)	687,071
Income (loss) before income tax provision (benefit)	(11,547)	7,602	14,899	—	10,954
Income tax provision (benefit)	(4,344)	3,130	6,179	—	4,965
Equity in earnings of subsidiaries	12,309	7,837	—	(20,146)	—
Net income for the period	5,106	12,309	8,720	(20,146)	5,989
Less net income attributable to noncontrolling interest, net of tax	—	—	883	—	883
Net income attributable to Oppenheimer Holdings Inc.	5,106	12,309	7,837	(20,146)	5,106
Other comprehensive loss	—	—	(166)	—	(166)
Total comprehensive income	$5,106	$12,309	$7,671	$(20,146)	$4,940

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$110,862	$—	$110,862
Advisory fees	—	—	71,278	(321)	70,957
Investment banking	—	—	33,841	—	33,841
Interest	—	2,580	12,434	(2,565)	12,449
Principal transactions, net	—	—	4,433	(161)	4,272
Other	—	85	12,279	(66)	12,298
Total revenue	—	2,665	245,127	(3,113)	244,679
EXPENSES
Compensation and related expenses	207	—	161,127	—	161,334
Communications and technology	37	—	15,954	—	15,991
Occupancy and equipment costs	—	—	15,867	(66)	15,801
Clearing and exchange fees	—	—	5,969	—	5,969
Interest	3,281	8	3,403	(2,565)	4,127
Other	235	178	30,630	(482)	30,561
Total expenses	3,760	186	232,950	(3,113)	233,783
Income (loss) before income tax provision (benefit)	(3,760)	2,479	12,177	—	10,896
Income tax provision (benefit)	(1,816)	1,326	6,761	—	6,271
Equity in earnings of subsidiaries (1)	6,414	5,261	—	(11,675)	—
Net income (loss) for the period	4,470	6,414	5,416	(11,675)	4,625
Less net income attributable to non-controlling interest, net of tax	—	—	155	—	155
Net income (loss) attributable to Oppenheimer Holdings Inc.	4,470	6,414	5,261	(11,675)	4,470
Other comprehensive income	—	—	(1,608)	—	(1,608)
Total comprehensive income (loss)	$4,470	$6,414	$3,653	$(11,675)	$2,862

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$349,062	$—	$349,062
Advisory fees	—	—	210,594	(1,002)	209,592
Investment banking	—	—	94,164	—	94,164
Interest	—	7,901	37,347	(7,861)	37,387
Principal transactions, net	—	10	24,873	—	24,883
Other	—	375	34,419	(346)	34,448
Total revenue	—	8,286	750,459	(9,209)	749,536
EXPENSES
Compensation and related expenses	822	—	492,313	—	493,135
Communications and technology	111	—	50,150	—	50,261
Occupancy and equipment costs	—	—	47,451	(346)	47,105
Clearing and exchange fees	—	—	17,885	—	17,885
Interest	11,120	8	10,436	(7,861)	13,703
Other	4,396	30	107,882	(1,002)	111,306
Total expenses	16,449	38	726,117	(9,209)	733,395
Income (loss) before income tax provision (benefit)	(16,449)	8,248	24,342	—	16,141
Income tax provision (benefit)	(6,450)	2,457	13,342	—	9,349
Equity in earnings of subsidiaries (1)	16,139	10,348	—	(26,487)	—
Net income for the period	6,140	16,139	11,000	(26,487)	6,792
Less net income attributable to noncontrolling interest, net of tax	—	—	652	—	652
Net income attributable to Oppenheimer Holdings Inc.	6,140	16,139	10,348	(26,487)	6,140
Other comprehensive income	—	—	(1,356)	—	(1,356)
Total comprehensive income	$6,140	$16,139	$8,992	$(26,487)	$4,784

(1)
The Company revised amounts in Equity in Earnings of Subsidiaries in the Condensed Consolidating Statement of Operations to properly reflect investments in subsidiaries. Offsetting amounts were adjusted in the eliminations column.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$11,548	$(180)	$(101,167)	$—	$(89,799)
Cash flows from investing activities:
Purchase of office facilities	—	—	(3,613)	—	(3,613)
Cash used in investing activities	—	—	(3,613)	—	(3,613)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,531)	—	—	—	(4,531)
Repurchase of Class A non-voting common stock for cancellation	(6,618)	—	—	—	(6,618)
Tax deficiency from share-based awards	(235)	—	—	—	(235)
Increase in bank call loans, net	—	—	88,300	—	88,300
Cash flow provided by (used in) financing activities	(11,384)	—	88,300	—	76,916
Net increase (decrease) in cash and cash equivalents	164	(180)	(16,480)	—	(16,496)
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$603	$1,377	$45,331	$—	$47,311

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$48,737	$(25,778)	$(9,222)	$—	$13,737
Cash flows from investing activities:
Purchase of office facilities	—	—	(3,366)	—	(3,366)
Cash used in investing activities	—	—	(3,366)	—	(3,366)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,483)	—	—	—	(4,483)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,275	—	—	—	1,275
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Increase in bank call loans, net	—	—	17,300	—	17,300
Cash flow provided by (used in) financing activities	(48,023)	—	17,300	—	(30,723)
Net increase (decrease) in cash and cash equivalents	714	(25,778)	4,712	—	(20,352)
Cash and cash equivalents, beginning of the period	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the period	$1,162	$5,123	$71,657	$—	$77,942

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2015, the Company provided its services from 90 offices in 24 states located throughout the United States, and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of September 30, 2015 totaled approximately $79.6 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer’s Fahnestock Asset Management, Alpha and OMEGA Group divisions. At September 30, 2015, client assets under management totaled approximately $23.7 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") is engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. At September 30, 2015, the Company employed 3,354 employees (3,289 full-time and 65 part-time), of whom approximately 1,262 were financial advisers.
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
During the three months ended September 30, 2015, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
The Company has sought financing from a number of sources, without success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company, have reduced client holdings by approximately 92%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients’ ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and "Factors Affecting ‘Forward-Looking Statements’" herein.
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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, the Commodity Futures Trading Commission ("CFTC") and FINRA in the United States, the Financial Conduct Authority ("FCA") in the United Kingdom, the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey, the Securities and Futures Commission in Hong Kong ("SFC"), and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC has increased its enforcement activities with an intent to bring more actions against firms and individuals for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules and to assert significant penalties in connection with such activities. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.
In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act ("Dodd Frank") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. All relevant studies have not yet been completed, but they are widely expected to extensively impact the regulation and practices of financial institutions including the Company. The changes are likely to significantly reduce leverage available to financial institutions and to increase transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with consumers requiring the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to retail customers, increase the disclosures provided to clients, and create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. In addition, the U.S. Department of Labor has proposed rules for financial institutions surrounding their fiduciary duty to retirement plans which could have significant negative implications for the industry’s relationships with this broad group of clients including individuals holding Individual Retirement Accounts ("IRAs"). The proposed rules contemplate a contract between plan owners and custodians and managers in which all elements of the relationship are described including all relevant conflicts of interest. It is too early to tell if these rules will become final and the impact of these proposed rules on the Company. In December 2012, France began applying a 0.2% transaction tax on financial transactions in American Depository Receipts of French companies that trade on U.S. exchanges. Italy implemented its own financial transaction tax in March 2013. The imposition of financial transaction taxes are likely to impact the jurisdictions in which securities are traded and the "spreads" demanded by market participants in order to make up for the cost of any such tax. Such a tax may be implemented throughout the European Union. Recent publicity around "high speed trading" has created suggestions by legislators to create a financial transaction tax in the U.S. to inhibit such trading. If and when enacted, such regulations will likely increase compliance costs and reduce returns earned by financial service providers and intensify compliance overall. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and became effective on July 21, 2015. There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule’s impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. Various committees of Congress are reviewing the impact of the Volcker Rule and are potentially moving to reduce its impact on smaller institutions. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
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
The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act ("BSA") and the Foreign Corrupt Practices Act ("FCPA") with respect to the amount of diligence required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has increased staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures.
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
The Reporting Rule requires all broker-dealers to file a new unaudited quarterly Form Custody report which provides information around custodial practices. In addition, the Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy Letter, and providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants ("AICPA") standards to Public

Company Accounting Oversight Board ("PCAOB") standards as well as provides the SEC with access to auditors and audit workpapers. These rules were effective for fiscal years ending on or after June 1, 2014.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control – Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act of 2002.
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This would include a review for what those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested processes on which it intends to rely if such stresses occur. The Company is reviewing these guidelines and plans to assess them in the context of its current liquidity risk management strategies and will make any necessary enhancements to its procedures upon the conclusion of its review.
Other Regulatory Matters
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer’s failing to report a customer’s suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer’s policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company’s view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law or consulting firm to conduct a review of Oppenheimer and OAM’s broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee on how to improve any of the foregoing. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. As part of its engagement, the Company agreed that the recommendations of the independent law firm shall be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm. As of September 30, 2015, the independent law firm was continuing its review of the Company’s business and operations.
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
In November 2014, Oppenheimer received a Notice of Contemplated Action (“Action”) from the New Mexico Securities Division (the "Division") alleging that certain federal agency bonds purchased by Bernalillo County, New Mexico in 2012 and 2013 were not suitable. Oppenheimer and a former registered representative were both named as respondents. On July 7, 2015, the Division issued a scheduling order stating that discovery in the matter must conclude by August 7, 2015 and set an initial hearing date for August 31, 2015. On August 21, 2015, the hearing was adjourned and no new hearing date has been scheduled. On October 19, 2015, Oppenheimer and the Division entered into a Stipulation pursuant to which Oppenheimer, without admitting or denying liability, agreed to pay an aggregate amount of $215,000, all of which will be paid into the New Mexico Investor Fund.
In November 2014, Oppenheimer and OAM (the "Advisers") received a letter (the "Deficiency Letter") from the SEC examination staff (the "SEC Staff") as a result of an examination of the investment advisory activities of the Advisers. Pursuant to the Deficiency Letter, the SEC Staff requested, among other items, that the Advisers conduct a "lookback" at certain investment advisory activities to determine whether such activities had an adverse impact on certain investment advisory clients of the Advisers. As a result of the "lookback" review, the Advisers determined to refund approximately $2.8 million to certain advisory clients.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2015, the Company purchased and holds (net of redemptions) approximately $101.9 million in ARS from its clients. As of September 30, 2015, the Company had $75,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $9.5 million from clients through 2017 under legal settlements and awards.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company’s clients held at Oppenheimer approximately $108.0 million of ARS at September 30, 2015 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients’ data, access to its data processing environment, and its data processing facilities. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing. Given the importance of protection of client data, there has developed increased regulatory oversight of cybersecurity planning and protections have been put in place by broker-dealers and other financial service providers. This planning is subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that such increases will be required in the future.
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
Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $908,000 or $0.07 basic loss per share for the third quarter of 2015 compared with net income attributable to Oppenheimer Holdings Inc. of $4.5 million or $0.33 basic earnings per share for the third quarter of 2014. Loss before income tax benefit was $1.5 million for the third quarter of 2015 compared with income before income tax provision of $10.9 million for the third quarter of 2014. Revenue for the third quarter of 2015 was $213.5 million compared with $244.7 million in the third quarter of 2014, a decrease of 12.7%.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2015 compared to the same period in 2014:

(Expressed in thousands)	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(9,619)	(8.7)	$(34,568)	(9.9)
Advisory fees	(1,400)	(2.0)	3,174	1.5
Investment banking	(17,293)	(51.1)	(21,291)	(22.6)
Interest	1,935	15.5	62	0.2
Principal transactions, net	(7,611)	*	(7,957)	(32.0)
Other	2,845	23.1	9,069	26.3
Total revenue	(31,143)	(12.7)	(51,511)	(6.9)
Expenses
Compensation and related expenses	(18,588)	(11.5)	(29,084)	(5.9)
Communications and technology	484	3.0	(211)	(0.4)
Occupancy and equipment costs	357	2.3	815	1.7
Clearing and exchange fees	940	15.7	1,657	9.3
Interest	414	10.0	(747)	(5.5)
Other	(2,327)	(7.6)	(18,754)	(16.8)
Total expenses	(18,720)	(8.0)	(46,324)	(6.3)
Income (loss) before income tax provision (benefit)	(12,423)	*	(5,187)	(32.1)
Income tax provision (benefit)	(7,021)	*	(4,384)	(46.9)
Net income (loss) for the period	(5,402)	*	(803)	(11.8)
Less net income attributable to noncontrolling interest, net of tax	(24)	(15.5)	231	35.4
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(5,378)	*	$(1,034)	(16.8)

*	Not comparable
Third Quarter 2015
Revenue
Commission revenue was $101.2 million for the third quarter of 2015, a decrease of 8.7% compared with $110.9 million for the third quarter of 2014 due to reduced transaction volumes from retail investors during the third quarter of 2015.
Advisory fees were $69.6 million for the third quarter of 2015, a decrease of 2.0% compared with $71.0 million for the third quarter of 2014 due to decreases in advisory fees on traditional managed products. Assets under management ("AUM") decreased 3.4% from $26.5 billion to $25.6 billion from June 30, 2014 to June 30, 2015, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue decreased 51.1% to $16.5 million for the third quarter of 2015 compared with $33.8 million for the third quarter of 2014 due to lower fees from mergers and acquisitions activity and equities underwriting during the third quarter of 2015.
Interest revenue was $14.4 million for third quarter of 2015, an increase of 15.5% compared with $12.4 million for the third quarter of 2014. The increase is primarily attributable to an increase in interest on governments and agencies as well as municipal bonds during the third quarter of 2015.
Principal transactions revenue had a loss of $3.3 million during the third quarter of 2015 compared with a gain of $4.3 million for the third quarter of 2014 primarily due to lower interest rate lock commitments in the commercial mortgage banking business and declines in government and municipal bond trading during the third quarter of 2015.
Other revenue was $15.1 million for the third quarter of 2015, an increase of 23.1% compared to $12.3 million for the third quarter of 2014. The increase is primarily due to an increase in loan modifications of commercial mortgages, increases in fees earned on FDIC-insured bank deposits partially offset by decreases in the cash surrender value of Company-owned life insurance during the third quarter of 2015.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $142.7 million during the third quarter of 2015, a decrease of 11.5% compared to the third quarter of 2014. The decrease was due to lower production, incentive, share-based, and deferred compensation expenses during the third quarter of 2015. Compensation and related expenses as a percentage of revenue was 66.8% during the third quarter of 2015 compared to 65.9% during the third quarter of 2014.
Non-compensation expenses were $72.3 million during the third quarter of 2015, a decrease of 0.2% compared to $72.4 million during the same period in 2014 as lower legal and regulatory costs were offset by higher professional and consulting fees and clearing charges during the third quarter of 2015.

The effective income tax rate for the third quarter of 2015 was 49.1% compared with 57.6% for the third quarter of 2014. The effective income tax rate for the third quarter of 2014 was significantly impacted by non-deductible charges associated with regulatory matters that were recorded in the first and second quarters of 2014 and their size relative to the amount estimated for income before income taxes for the full fiscal year ended December 31, 2014.
Year-to-date 2015
Revenue
Commission revenue was $314.5 million for the nine months ended September 30, 2015, a decrease of 9.9% compared with $349.1 million for the nine months ended September 30, 2014 due to reduced transaction volumes from retail and institutional investors during the nine months ended September 30, 2015.
Advisory fees were $212.8 million for the nine months ended September 30, 2015, an increase of 1.5% compared with $209.6 million for the nine months ended September 30, 2014 due to increases in advisory fees on asset based fee programs. AUM increased 2.3% from $25.3 billion to $25.9 billion from December 31, 2013 to December 31, 2014, and 3.9% from $25.6 billion to $26.6 billion from March 31, 2014 to March 31, 2015, and decreased 3.4% from $26.5 billion to $25.6 billion from June 30, 2014 to June 30, 2015, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period. AUM for the period ended September 30, 2015 decreased 8.8% to $23.7 billion as compared to $26.0 billion at September 30, 2014 which will be used to determine the advisory fees for the period ended December 31, 2015. The decrease in AUM was comprised of asset depreciation of $1.0 billion and net redemption of assets of $1.3 billion.
Investment banking revenue decreased 22.6% to $72.9 million for the nine months ended September 30, 2015 compared with $94.2 million for the nine months ended September 30, 2014 due to lower fees from mergers and acquisitions and equities underwritings during the nine months ended September 30, 2015.
Interest revenue was $37.4 million for the nine months ended September 30, 2015, relatively flat compared with the nine months ended September 30, 2014.
Principal transactions revenue decreased 32.0% to $16.9 million for the nine months ended September 30, 2015 compared with $24.9 million for the nine months ended September 30, 2014 primarily due to declines in equities and fixed income trading and lower interest rate lock commitments in the commercial mortgage banking business, offset by higher volumes and dollar-value of loan modifications of commercial mortgages during the nine months ended September 30, 2015.
Other revenue was $43.5 million for the nine months ended September 30, 2015, an increase of 26.3% compared to $34.4 million for the nine months ended September 30, 2014. The increase is primarily due to an increase in loan modifications of commercial mortgages, partially offset by decreases in the cash surrender value of Company-owned life insurance during the nine months ended September 30, 2015. The Company modified 33 commercial loans compared to 13 loans during the same period of 2014.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $464.1 million for the nine months ended September 30, 2015, a decrease of 5.9% compared to $493.1 million for the nine months ended September 30, 2014.The decrease was due to lower production, incentive, share-based, and deferred compensation expenses the nine months ended September 30, 2015. Compensation and related expenses as a percentage of revenue was 66.5% during the nine months ended September 30, 2015 compared to 65.8% during the nine months ended September 30, 2014.

Non-compensation expenses were $223.0 million during the nine months ended September 30, 2015, a decrease of 7.2% compared to $240.3 million for the nine months ended September 30, 2014 primarily due to lower legal and regulatory costs were offset by higher professional and consulting fees and clearing charges during the nine months ended September 30, 2015.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company’s reportable business segments for the three and nine months ended September 30, 2015 and 2014:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenue
Private Client	$122,324	$142,606	(14.2)	$396,039	$435,770	(9.1)
Asset Management	23,849	24,801	(3.8)	73,654	74,443	(1.1)
Capital Markets	60,585	71,226	(14.9)	202,282	221,324	(8.6)
Commercial Mortgage Banking	6,058	6,349	(4.6)	25,413	18,179	39.8
Corporate/Other	720	(303)	*	637	(180)	*
	$213,536	$244,679	(12.7)	$698,025	$749,536	(6.9)
Income (loss) before income tax provision (benefit)
Private Client	$14,905	$18,898	(21.1)	$45,064	$36,766	22.6
Asset Management	7,563	8,264	(8.5)	23,250	24,300	(4.3)
Capital Markets	(2,016)	5,699	*	8,342	23,965	(65.2)
Commercial Mortgage Banking	1,046	1,815	(42.4)	8,814	7,269	21.3
Corporate/Other	(23,025)	(23,780)	(3.2)	(74,516)	(76,159)	(2.2)
	$(1,527)	$10,896	(114.0)	$10,954	$16,141	(32.1)

*	Not comparable
Private Client
Private Client reported revenue of $122.3 million for the third quarter of 2015, 14.2% lower than the third quarter of 2014, due to lower levels of transaction-based business during the third quarter of 2015. Income before income tax provision was $14.9 million for the third quarter of 2015, a decrease of 21.1% compared with the third quarter of 2014 due to lower levels of activity, as noted above, partially offset by decreases in legal and regulatory costs during the third quarter of 2015.

•
Client assets under administration were $79.6 billion at September 30, 2015 compared to $87.3 billion at December 31, 2014, a decrease of 8.8% due to declines in the equity markets during the third quarter of 2015.

•
Financial adviser headcount was 1,262 at the end of the third quarter of 2015 (1,273 at the end of the second quarter of 2015), down from 1,353 at the end of the third quarter of 2014. The reduction primarily reflects the Company's ongoing review of financial adviser productivity, compliance, and client service.

•	Retail commissions were $59.8 million for the third quarter of 2015, a decrease of 18.3% from the third quarter of 2014.

•	Advisory fee revenue on traditional and alternative managed products was $47.1 million for the third quarter of 2015, a decrease of 1.4% over the third quarter of 2014.

•
The Company has discontinued offering retail money market funds and clients have transferred most of their client money market fund balances to FDIC-insured bank deposits. Interest earned on FDIC-insured bank deposits was $3.3 million during the third quarter of 2015 versus $1.4 million for the third quarter of 2014. Money market fee waivers totaled $158,000 during the third quarter of 2015 compared to waivers of $7.8 million during the third quarter of 2014. The elimination of money market fee waivers was due to the movement of client assets out of money market fund products and into FDIC-insured bank deposits reflecting changes in regulatory rules that govern money market fund products.

Asset Management
Asset Management reported revenue of $23.8 million for the third quarter of 2015, 3.8% lower than the third quarter of 2014. Income before income tax provision was $7.6 million for the third quarter of 2015, a decrease of 8.5% compared with the third quarter of 2014.

•
Advisory fee revenue on traditional and alternative managed products was $22.4 million for the third quarter of 2015, a decrease of 3.3% over the third quarter of 2014. Advisory fees are calculated based on the value of client assets under management (“AUM”) at the end of the prior quarter which totaled $25.6 billion at June 30, 2015 ($26.5 billion at June 30, 2014) and are allocated to the Private Client and Asset Management business segments.

•
AUM decreased 8.8% to $23.7 billion at September 30, 2015, compared to $26.0 billion at September 30, 2014, which is the basis for advisory fee billings for the fourth quarter of 2015. The decrease in AUM was comprised of asset depreciation of $1.0 billion and net redemption of assets of $1.3 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2015:

(Expressed in millions)
	For the Three Months Ended September 30, 2015
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$21,417	$560	$(734)	$(1,424)	$19,819
Institutional Fixed Income (2)	1,241	2	(28)	36	1,251
Alternative Investments:
Hedge Funds (3)	2,591	68	(150)	(190)	2,319
Private Equity Funds (4)	318	—	—	(40)	278
	$25,567	$630	$(912)	$(1,618)	$23,667

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

Capital Markets
Capital Markets reported revenue of $60.6 million for the third quarter of 2015, 14.9% lower than the third quarter of 2014, primarily due to lower advisory fees from mergers and acquisitions activity and equities underwriting fees. Loss before income tax benefit was $2.0 million for the third quarter of 2015, compared with income before income tax provision of $5.7 million for the third quarter of 2014.

•	Institutional equities commissions increased 9.9% to $29.3 million for the third quarter of 2015 compared with the third quarter of 2014.

•
Advisory fees from investment banking activities decreased 65.3% to $4.8 million in the third quarter of 2015 compared with the prior year quarter due to a decrease in mergers and acquisitions activity during the third quarter of 2015.

•	Equity underwriting fees decreased 53.1% to $6.5 million for the third quarter of 2015 compared with the third quarter of 2014.

•	Revenue from Taxable Fixed Income increased 8.9% to $14.4 million for the third quarter of 2015 compared with the third quarter of 2014.

•	Public Finance and Municipal Trading revenue decreased 1.8% to $5.6 million for the third quarter of 2015 compared with the third quarter of 2014.

Commercial Mortgage Banking
Commercial Mortgage Banking reported revenue of $6.1 million for the third quarter of 2015, 4.6% lower than the third quarter of 2014, primarily due to increases in the assumption of pre-payment penalties on behalf of borrowers (reported as contra revenue) partially offset by an increase in loan modifications of commercial mortgages during the third quarter of 2015. Income before income tax provision was $1.0 million for the third quarter of 2015, a decrease of 42.4% compared with the third quarter of 2014.

•
Premium income earned from loan modifications was $5.8 million in the third quarter of 2015 compared with $4.0 million in the third quarter of 2014 as the Company modified 11 commercial loans (5 in the third quarter of 2014) with an aggregate principal loan balance of $75.7 million ($36.6 million in the third quarter of 2014).

•
Loan origination fees for the third quarter of 2015 were $1.7 million, a decrease of 15.0% compared with the third quarter of 2014, as the Company originated 10 commercial loans (13 in the third quarter of 2014) with an aggregate principal loan balance of $142.7 million ($91.1 million in the third quarter of 2014).

•	Net servicing revenue for the third quarter of 2015 was $1.5 million compared with $1.4 million for the comparable period in 2014, an increase of 7.1%.

•	Principal loan balances related to servicing activities totaled $4.1 billion at September 30, 2015, up 2.5% from September 30, 2014.
Liquidity and Capital Resources
Total assets at September 30, 2015 increased by 2.4% from December 31, 2014. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company’s longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer’s bank borrowings fluctuates in response to changes in the level of the Company’s securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2015, the Company had $147.7 million of such borrowings outstanding compared to outstanding borrowings of $59.4 million at December 31, 2014. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company’s overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company’s ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.2 million and $387,000, respectively, at September 30, 2015. See Note 12 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.5 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through September 30, 2015 were those earnings to be repatriated. The Company intends to continue to permanently reinvest the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.

The impact of recent downgrades to securities issued by Greece and other turmoil in the Eurozone could adversely affect U.S. issuers' credit ratings, including our own as well as those of our clients and/or counterparties, and could require us to post additional collateral on loans collateralized by U.S. Treasury securities or other securities. See Item 1A "Risk Factors – The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and our business" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Liquidity
For the most part, the Company’s assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company’s receivables are, for the most part, collateralized by marketable securities. The Company’s collateral maintenance policies and procedures are designed to limit the Company’s exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $2.8 million in forgivable notes to employees (which are inherently illiquid) for the three months ended September 30, 2015 ($4.0 million for the three months ended September 30, 2014) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2015, bank call loans were $147.7 million ($59.4 million at December 31, 2014 and $135.5 million at September 30, 2014). The average daily bank loan outstanding for the three and nine months ended September 30, 2015 was $131.3 million and $114.8 million, respectively ($84.4 million and $120.6 million for the three and nine months ended September 30, 2014, respectively). The largest daily bank loan outstanding for the three and nine months ended September 30, 2015 was $246.9 million ($169.1 million and $247.9 million for the three and nine months ended September 30, 2014, respectively). The average weighted interest rate on bank call loans applicable on September 30, 2015 was 1.27%.

At September 30, 2015, securities loaned balances totaled $209.1 million ($137.9 million at December 31, 2014 and $164.1 million at September 30, 2014). The average daily securities loan balance for the three and nine months ended September 30, 2015 was $191.2 million and $173.9 million, respectively ($151.3 million and $205.0 million for the three and nine months ended September 30, 2014, respectively). The largest daily stock loan balance for the three and nine months ended September 30, 2015 was $233.7 million and $244.2 million, respectively. ($212.3 million and $293.4 million for the three and nine months ended September 30, 2014, respectively).
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
Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2015, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
At September 30, 2015, the gross balances of reverse repurchase agreements and repurchase agreements were $404.6 million and $867.7 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2015 was $362.9 million and $861.5 million, respectively ($396.9 million and $938.6 million, respectively, for the three months ended September 30, 2014). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2015 was $692.3 million and $1.2 billion, respectively ($732.4 million and $1.1 billion, respectively, for the three months ended September 30, 2014).
At September 30, 2015, the notional value of the repo-to-maturity was $nil. The average balance for the repo-to-maturity for the three months ended September 30, 2015 was $nil. At September 30, 2015, the gross leverage ratio was 5.4.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At September 30, 2015, OMHHF had $30.9 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and nine months ended September 30, 2015 was $280,000 and $790,000, respectively ($181,000 and $400,000 for the three and nine months ended September 30, 2014, respectively).
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

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2015	2014
Cash provided by (used in) operating activities	$(89,799)	$13,737
Cash used in investing activities	(3,613)	(3,366)
Cash provided by (used in) financing activities	76,916	(30,723)
Net decrease in cash and cash equivalents	$(16,496)	$(20,352)
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
Other Matters
During the third quarter of 2015, the Company purchased and canceled 328,844 shares of Class A Stock for a total consideration of $6.6 million.
On August 28, 2015, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On October 30, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 27, 2015 to stockholders of record on November 13, 2015.
The book value of the Company’s Class A and Class B Stock was $38.92 at September 30, 2015 compared to $38.71 at December 31, 2014, based on total outstanding shares of 13,433,048 and 13,630,368, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2015 was 13,690,698 compared to 14,297,442 outstanding for the same period in 2014.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2015, the Company had $75,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2015, the Company purchased and holds (net of redemptions) approximately $101.9 million in ARS from its clients. In addition, the Company is committed to purchase another $9.5 million from clients through 2017 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2015, no ARS purchase commitments related to legal settlements extended past 2017. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company’s financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At September 30, 2015, the amount of ARS held by the Company that was below investment grade was $3.8 million and the amount of ARS that was unrated was $150,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at September 30, 2015
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$101,875	$5,392	$96,483
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	75	4	71
Legal Settlements and Awards (5)	9,526	473	9,053
Total	$111,476	$5,869	$105,607

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2015. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at September 30, 2015.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2015.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at September 30, 2015. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $78.5 million of ARS as of September 30, 2015.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2017.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $5.9 million as of September 30, 2015. The valuation adjustment is comprised of $5.4 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of September 30, 2015 and $477,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of September 30, 2015, the Company had $75,000 of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $78.5 million of ARS as of September 30, 2015. Since the Company was not committed to purchase this amount as of September 30, 2015, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company’s off-balance sheet arrangements is included in Note 5 and Note 7 to the condensed consolidated financial statements in Item 1 herein.

Contractual Obligations
The following table sets forth the Company’s contractual obligations as of September 30, 2015:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$279	$40	$70	$51	$118
Committed Capital	5	5	—	—	—
Senior Secured Notes (1)	189	13	176	—	—
ARS Purchase Commitments (2)	10	3	7	—	—
Total	$483	$61	$253	$51	$118

(1)	Includes interest payable of $39.4 million through maturity.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2015, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including customer claims, and including investigations by multiple regulators of matters involving the same or similar underlying facts, which seek substantial penalties, fines or other monetary relief. The SEC, amongst other regulators, has announced its intention to bring more regulatory cases seeking substantial penalties in the future.
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial condition. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, including arbitrations and litigations relating to auction rate securities, could have a material adverse effect on the Company's results of operations and financial condition, including its cash position.
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" as well as "Factors Affecting 'Forward-Looking Statements'" herein.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $50.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer's participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

As previously disclosed, Oppenheimer, without admitting or denying liability, entered into a Consent Order (the "Order") with the Massachusetts Securities Division (the "MSD") pursuant to the Massachusetts Uniform Securities Act on February 26, 2010 settling a pending administrative proceeding against the respondents related to Oppenheimer's sales of ARS to retail and other investors in the Commonwealth of Massachusetts.
As previously disclosed, on February 23, 2010, the New York Attorney General ("NYAG" and together with the MSD, the "Regulators") accepted Oppenheimer's offer of settlement and entered an Assurance of Discontinuance ("AOD") pursuant to New York State Executive Law Section 63(15) in connection with Oppenheimer's marketing and sale of ARS. Oppenheimer did not admit or deny any of the findings or allegations contained in the AOD and no fine was imposed.
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made ten offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and February 23, 2015. The Company commenced an eleventh offer to purchase on August 7, 2015 which expired on October 26, 2015. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of September 30, 2015, the Company had purchased and holds (net of redemptions) approximately $101.9 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of September 30, 2015, Oppenheimer had extended margin loans to six holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon (the "ARS Losses"); (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of Items (1) through (3) will take effect.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2015 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2014, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of September 30, 2015, Oppenheimer and certain affiliated parties are currently named as a defendant in one court action brought by an individual who purchased ARS through Oppenheimer in an amount of $17.7 million seeking an award compelling Oppenheimer to repurchase such ARS or, alternatively, an award rescinding such sale based on a variety of causes of action. The Company has filed its response to such claims and discovery has commenced in the court action. As of September 30, 2015, ten ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in six of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those six actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. Oppenheimer believes it has meritorious defenses to the claims in the pending court action and intends to vigorously defend against these claims. Oppenheimer may also implead third parties, including underwriters, where it believes such action is appropriate. It is possible that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" herein.
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order") relating to Oppenheimer's failure to report a customer's suspicious activities which occurred through its Oppenheimer account in violation of the Exchange Act; violating the Exchange Act provisions requiring broker-dealers to maintain ledgers accurately reflecting liabilities and expenses; failing to accurately maintain records for each account showing the true beneficial owner as required by Exchange Act rule; and violating the securities registration provisions contained in Section 5 of the Securities Act and failing to prevent and detect such violations of Section 5 of the Securities Act as required by the Exchange Act. Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act. Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. Oppenheimer further agreed to provide FinCEN copies of any reports or other recommendations prepared by the independent compliance consultant retained pursuant to the SEC settlement described above. The Company had fully reserved the $20.0 million related to the aforementioned matters through the period ended June 30, 2014.

Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. Oppenheimer's summary judgment motion remains under consideration by the Bankruptcy Court. Oppenheimer believes that as a result of previous court rulings in this matter, the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. On March 18, 2013, the Texas court issued an order formally approving the parties' stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al., in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in document discovery, pending the resolution of several privilege claims by cross-claim plaintiffs that implicate receivership proceedings pending before several courts in Oklahoma. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it. Providence Holdings has filed a motion for summary judgment as to some but not all of Oppenheimer's cross-claims against it.  Oppenheimer will oppose that motion in accordance with a schedule to be fixed by the Court.
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York ("New York Court") a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company's acquisition of CIBC's U.S. capital markets businesses for an amount of damages to be proven at trial. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company's amended complaint. In October 2014, the motion to dismiss was granted in part and denied in part by the New York Court. Discovery in the case is proceeding.
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
On May 15, 2015, plaintiffs IBEW Local No. 58 Annuity Fund and Electrical Workers Pension Trust Fund of IBEW Local No. 58, individually and on behalf of all others similarly situated, filed an Amended Class Action Complaint ("CAC") relating to EveryWare Global, Inc. ("EveryWare") in the United States District Court for the Southern District of Ohio. The CAC names as defendants certain current and former officers and directors of EveryWare, Monomoy Capital Partners, L.P. and certain of its affiliates, as well as Oppenheimer & Co. Inc., CJS Securities, Inc., Telsey Advisory Group, LLC, Imperial Capital, LLC and BTIG, LLC (collectively, the "Underwriter Defendants"), Plaintiffs allege that, among other things, the Registration Statement issued in connection with a secondary offering of EveryWare's stock on or about September 16, 2013 contained misrepresentations and omissions of material facts. In the secondary offering, the Underwriter Defendants sold 1,750,000 shares to the public at a price of $11.50 per share. The CAC alleges claims against the Underwriter Defendants for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933. Plaintiffs purport to bring their action on behalf of a class comprising all persons or entities who purchased or otherwise acquired EveryWare securities between May 21, 2013 and May 16, 2014. The CAC seeks an award of unspecified compensatory damages, interest and attorneys' fees and costs. On August 14, 2015, the Underwriter Defendants filed a motion to dismiss the CAC. The Underwriter Defendants, including Oppenheimer, believe they have meritorious defenses to the CAC, and Oppenheimer intends to vigorously defend the matter.
On July 27, 2015, Oppenheimer was served in a matter pending in the New Mexico Second Judicial Court captioned Board of County Commissioners of the County of Bernalillo, Plaintiff, v. Oppenheimer & Co., Inc., Royce Owen Simpson et al., Defendants. The Board of County Commissioners of the County of Bernalillo, State of New Mexico, filed the lawsuit on behalf of Bernalillo County (the "County") against Oppenheimer, one of its former registered representatives and certain other defendants. In its complaint, the County alleges violations by Oppenheimer and the other defendants of the New Mexico Uniform Securities Act and the New Mexico Unfair Practices Act, breach of fiduciary duty, negligent misrepresentation, breach of contract and of the implied covenant of good faith and fair dealing, negligent supervision and that Oppenheimer is vicariously liable for certain actions of its agents. The claim seeks damages against all defendants of approximately $16 million (Oppenheimer sold approximately $4 million of government and agency securities to the County) as well as interest and attorneys' fees. The case was removed from state court to the United States District Court for the District of New Mexico, (Case No. 15-CV-00772-MV-LF) on September 1, 2015. On October 2, 2015, Oppenheimer filed a motion to dismiss the lawsuit. On October 19, 2015, the County filed a voluntary motion to dismiss the complaint without prejudice.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

Item 1A.    Risk Factors
During the nine months ended September 30, 2015, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2015, the Company issued 12,063 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.
(c)In the three months ended September 30, 2015, the Company purchased and canceled 328,844 shares of Class A Stock for total consideration of $6.6 million ($20.12 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2015	—	$—	—	352,823
August 2015	197,605	$20.70	197,605	155,218
September 2015 (1)	131,239	$19.26	131,239	665,000
Total	328,844	$20.12	328,844	665,000
(1)    See Note 10 to the condensed consolidated financial statements in Item 1 for additional information.
Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 30th day of October, 2015.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)