Form 10-Q
period 2016-03-31
OPPENHEIMER HOLDINGS INC
filed 2016-04-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 29, 2016 was 13,263,532 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$62,479	$63,364
Deposits with clearing organizations	56,567	49,490
Receivable from brokers, dealers and clearing organizations	263,363	360,913
Receivable from customers, net of allowance for credit losses of $2,573 ($2,545 in 2015)	791,631	840,355
Income tax receivable	17,261	10,937
Securities purchased under agreements to resell	—	206,499
Securities owned, including amounts pledged of $705,835 ($546,334 in 2015), at fair value	1,036,782	735,393
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $58,350 and $8,722, respectively ($54,919 and $8,444, respectively, in 2015)	32,869	32,849
Office facilities, net of accumulated depreciation of $106,206 ($104,961 in 2015)	28,518	28,290
Loans held for sale	13,532	60,234
Mortgage servicing rights	28,024	28,168
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	120,249	105,751
Total assets	$2,620,864	$2,691,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$37,663	$48,011
Bank call loans	148,300	100,200
Payable to brokers, dealers and clearing organizations	207,879	164,546
Payable to customers	521,557	594,833
Securities sold under agreements to repurchase	529,752	651,445
Securities sold, but not yet purchased, at fair value	270,952	126,493
Accrued compensation	93,835	150,898
Accounts payable and other liabilities	126,183	164,783
Senior secured notes, net of debt issuance costs of $1,011 ($1,132 in 2015)	148,989	148,868
Deferred tax liabilities, net of deferred tax assets of $61,346 ($63,481 in 2015)	19,408	16,673
Total liabilities	2,104,518	2,166,750
Commitments and contingencies (Note 11)
Stockholders’ equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,263,532 and 13,238,486 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	59,216	57,387
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	59,349	57,520
Contributed capital	38,385	44,438
Retained earnings	411,678	417,001
Accumulated other comprehensive loss	(28)	(901)
Total Oppenheimer Holdings Inc. stockholders’ equity	509,384	518,058
Noncontrolling interest	6,962	7,024
Total stockholders’ equity	516,346	525,082
Total liabilities and stockholders’ equity	$2,620,864	$2,691,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2016	2015
REVENUE
Commissions	$103,833	$109,695
Advisory fees	66,026	70,966
Investment banking	12,383	27,305
Interest	13,379	11,035
Principal transactions, net	1,531	18,555
Other	21,542	8,005
Total revenue	218,694	245,561
EXPENSES
Compensation and related expenses	151,413	163,091
Communications and technology	17,781	17,168
Occupancy and equipment costs	14,978	15,778
Clearing and exchange fees	6,921	6,402
Interest	5,088	3,910
Other	30,510	29,361
Total expenses	226,691	235,710
Income (loss) before income tax provision (benefit)	(7,997)	9,851
Income tax provision (benefit)	(4,088)	3,730
Net income (loss)	(3,909)	6,121
Less net income (loss) attributable to noncontrolling interest	(62)	402
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,847)	$5,719
Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.29)	$0.42
Diluted	$(0.29)	$0.40
Dividends declared per share	$0.11	$0.11
Weighted average shares
Basic	13,379,827	13,704,228
Diluted	13,379,827	14,282,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2016	2015
Net income (loss)	$(3,909)	$6,121
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	873	(567)
Comprehensive income (loss)	(3,036)	5,554
Less net income (loss) attributable to noncontrolling interests	(62)	402
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(2,974)	$5,152

(1)	Total other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2016	2015
Share capital
Balance at beginning of period	$57,520	$62,397
Issuance of Class A non-voting common stock	5,463	2,889
Repurchase of Class A non-voting common stock for cancellation	(3,634)	—
Balance at end of period	59,349	65,286
Contributed capital
Balance at beginning of period	44,438	45,118
Tax deficiency from share-based awards	(741)	(321)
Share-based expense	1,492	898
Vested employee share plan awards	(6,804)	(4,572)
Balance at end of period	38,385	41,123
Retained earnings
Balance at beginning of period	417,001	421,047
Net income (loss) attributable to Oppenheimer Holdings Inc.	(3,847)	5,719
Dividends paid ($0.11 per share)	(1,476)	(1,511)
Balance at end of period	411,678	425,255
Accumulated other comprehensive loss
Balance at beginning of period	(901)	(918)
Currency translation adjustment	873	(567)
Balance at end of period	(28)	(1,485)
Total Oppenheimer Holdings Inc. stockholders’ equity	509,384	530,179
Noncontrolling interest
Balance at beginning of period	7,024	6,088
Net income (loss) attributable to noncontrolling interest	(62)	402
Balance at end of period	6,962	6,490
Total stockholders’ equity	$516,346	$536,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2016	2015
Cash flows from operating activities
Net income (loss) for the period	$(3,909)	$6,121
Adjustments to reconcile net income (loss) to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,341)	(1,683)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	1,534	1,794
Deferred income taxes	2,735	6,089
Amortization of notes receivable	3,431	3,745
Amortization of debt issuance costs	121	121
Amortization of mortgage servicing rights	782	230
Provision for credit losses	28	12
Share-based compensation	1,189	1,495
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	—	17,077
Deposits with clearing organizations	(7,077)	(13,748)
Receivable from brokers, dealers and clearing organizations	97,550	(23,628)
Receivable from customers	48,696	(26,083)
Income tax receivable	(6,324)	(2,089)
Securities purchased under agreements to resell	206,499	251,606
Securities owned	(301,389)	(112,208)
Notes receivable	(3,451)	(3,808)
Loans held for sale	46,702	(76,633)
Mortgage servicing rights	(638)	1,519
Other assets	(13,625)	(11,820)
Increase (decrease) in operating liabilities:
Drafts payable	(10,348)	(758)
Payable to brokers, dealers and clearing organizations	43,333	93,069
Payable to customers	(73,276)	51,831
Securities sold under agreements to repurchase	(121,693)	(290,051)
Securities sold, but not yet purchased	144,459	92,139
Accrued compensation	(56,760)	(63,063)
Accounts payable and other liabilities	(38,600)	62,141
Cash used in operating activities	(41,372)	(36,583)
Cash flows from investing activities
Purchase of office facilities	(1,762)	(474)
Cash used in investing activities	(1,762)	(474)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,476)	(1,511)
Repurchase of Class A non-voting common stock for cancellation	(3,634)	—
Tax deficiency from share-based awards	(741)	(321)
Increase in bank call loans, net	48,100	42,000
Cash provided by financing activities	42,249	40,168
Net (decrease) increase in cash and cash equivalents	(885)	3,111
Cash and cash equivalents, beginning of period	63,364	63,807
Cash and cash equivalents, end of period	$62,479	$66,918
Schedule of non-cash financing activities
Employee share plan issuance	$5,463	$2,889
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,788	$611
Cash paid during the period for income taxes, net of refunds	$181	$107
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
The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly- owned subsidiary, Oppenheimer Investment Management LLC ("OIM"), both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), which is engaged in commercial mortgage origination and servicing, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission.
Oppenheimer provides its services from 82 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"). The accompanying December 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders’ equity on the Company’s condensed consolidated balance sheet. As of March 31, 2016, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $7.0 million.

2.        New accounting pronouncements
Recently Adopted
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has or will have a major effect on an entity's operation. The ASU also modified related disclosure requirements. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2014. The adoption of this accounting guidance did not have a material impact on the Company's condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures," which makes amendments to the guidance in Accounting Standards Codification 860 on accounting for certain repurchase agreements. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015, except for the disclosures related to transactions accounted for as secured borrowings, which became effective for the period that began on or after March 15, 2015. The adoption of this accounting guidance did not have a material impact on the Company's condensed consolidated financial statements. See Note 6, Collateralized transactions, below.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation." The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based award as performance conditions that affect vesting. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In November 2014, the FASB issued ASU No. 2014-17, "Business Combination - Pushdown Accounting." The ASU gives the acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon a change-in-control event. The ASU became effective upon issuance. The adoption of this accounting guidance did not have a material impact on the Company's condensed consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the disclosure of VIEs but did not have a material impact on the Company's condensed consolidated financial statements. See Note 7, Variable interest entities, below.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The ASU became effective for the annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the fair value disclosures but did not have a material impact on the Company's condensed consolidated financial statements. See Note 5, Fair value measurements, below.

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
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,”   which revises an entity's accounting related to the classification and measurement of investments in equity securities, changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. The adoption of the ASU will not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires most leases to be reflected on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU. The adoption of the new lessee model is expected to have material impact on the Company's condensed consolidated financial statements.
In March, 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal year beginning after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

3.        Earnings per share
Basic earnings per share is computed by dividing net income attributable to Oppenheimer Holdings Inc. by the weighted average number of shares of Class A Stock and Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and options to purchase Class A Stock and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2016	2015
Basic weighted average number of shares outstanding	13,379,827	13,704,228
Net dilutive effect of share-based awards, treasury method (1)	—	578,042
Diluted weighted average number of shares outstanding	13,379,827	14,282,270
Net income (loss)	$(3,909)	$6,121
Net income (loss) attributable to noncontrolling interest, net of tax	(62)	402
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,847)	$5,719
Basic earnings (loss) per share	$(0.29)	$0.42
Diluted earnings (loss) per share	$(0.29)	$0.40

(1)
For the three months ended March 31, 2016, the diluted earnings per share computation does not include the anti-dilutive effect of 1,295,972 shares of Class A Stock granted under share-based compensation arrangements (46,076 for the three months ended March 31, 2015).

4.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2016	December 31, 2015
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$190,963	$224,672
Receivable from brokers	36,059	49,458
Securities failed to deliver	10,914	7,799
Clearing organizations	22,957	25,030
Other	2,470	53,954
Total	$263,363	$360,913
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$143,157	$130,658
Payable to brokers	10,232	3,316
Securities failed to receive	24,781	21,513
Other	29,709	9,059
Total	$207,879	$164,546

5.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of March 31, 2016		As of December 31, 2015
	Owned	Sold	Owned	Sold
U.S. Government, agency and sovereign obligations	$749,323	$204,003	$509,614	$77,485
Corporate debt and other obligations	22,823	11,166	16,138	1,652
Mortgage and other asset-backed securities	4,151	27	3,504	27
Municipal obligations	80,220	—	30,132	—
Convertible bonds	50,984	15,988	54,693	5,951
Corporate equities	44,964	39,768	34,475	41,378
Money markets	132	—	35	—
Auction rate securities	84,185	—	86,802	—
Total	$1,036,782	$270,952	$735,393	$126,493
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at March 31, 2016 are corporate equities with estimated fair values of approximately $13.5 million ($14.0 million at December 31, 2015), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.
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

Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General’s office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer’s marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2016, the Company purchased and holds (net of redemptions) approximately $87.1 million in ARS from its clients. In addition, the Company is committed to purchase another $32.5 million in ARS from clients through 2020 under legal settlements and awards.
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
The ARS purchase commitment, or derivative asset or liability, arises from both the settlements with the Regulators and legal settlements and awards. The ARS purchase commitment represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The Company utilizes the same valuation methodology for the ARS purchase commitment as it does for the ARS it owns. Additionally, the present value of the future principal value of ARS purchase commitments under legal settlements and awards is used in the discounted valuation model to reflect the time value of money over the period of time that the commitments are outstanding. The amount of the ARS purchase commitment only becomes determinable once the Company has met with its primary regulator and the NYAG and agreed upon a buyback amount, commenced the ARS buyback offer to clients, and received notice from its clients which ARS they are tendering. As a result, it is not possible to observe the current yields actually paid on the ARS until all of these events have happened which is typically very close to the time that the Company actually purchases the ARS. For ARS purchase commitments pursuant to legal settlements and awards, the criteria for purchasing ARS from clients is based on the nature of the settlement or award which will stipulate a time period and amount for each repurchase. The Company will not know which ARS will be tendered by the client until the stipulated time for repurchase is reached. Therefore, the Company uses the current yields of ARS owned in its discounted valuation model to determine a fair value of ARS purchase commitments. The Company also uses these current yields by asset class (i.e., auction rate preferred securities, municipal auction rate securities, and student loan auction rate securities) in its discounted valuation model to determine the fair value of ARS purchase commitments. In addition, the Company uses the discount rate and duration of ARS owned, by asset class, as a proxy for the duration of ARS purchase commitments.

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2016
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities ("ARS") Owned (1)
Auction Rate Preferred Securities	$83,175	$2,406	$80,769	Discounted Cash Flow	Discount Rate (2)	1.15% to 1.56%	1.36%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.47% to 0.75%	0.61%
Municipal Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (4)	1.98%	1.98%
					Duration	4.5 years	4.5 years
					Current Yield (3)	1.15%	1.15%
Student Loan Auction Rate Securities	300	25	275	Discounted Cash Flow	Discount Rate (5)	2.75%	2.75%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.44%	1.44%
Other (7)	3,625	508	3,117	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	85.99% of par	85.99% of par
	$87,125	$2,940	$84,185
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$11,237	$(1,540)	$12,777	Discounted Cash Flow	Discount Rate (2)	1.15% to 1.56%	1.36%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.47% to 0.75%	0.61%
	21,312	559	20,753	Discounted Cash Flow	Discount Rate (2)	1.15% to 1.56%	1.36%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.47% to 0.75%	0.61%
	$32,549	$(981)	$33,530
Total	$119,674	$1,959	$117,715

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at March 31, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at March 31, 2016.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.04%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.13%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.55%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amounts, unrealized gains and losses, are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet at March 31, 2016.

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

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at March 31, 2016 would result in a decrease in the fair value of $1.1 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at March 31, 2016 would result in a decrease in the fair value of $2.2 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2016, the Company had a valuation adjustment (unrealized loss) of $2.9 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of March 31, 2016, the Company also had a net valuation adjustment (unrealized gain) of $981,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, comprised of unrealized gains of $1.5 million and unrealized losses of $559,000, which are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet. The total valuation adjustment was $2.0 million as of March 31, 2016. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company’s investments in Company-sponsored funds at March 31, 2016:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,396	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,866	1,251	N/A	N/A
	$7,262	$1,251

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

Assets and Liabilities Measured at Fair Value
The Company’s assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016

(Expressed in thousands)
	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,449	$—	$—	$13,449
Deposits with clearing organizations	29,981	—	—	29,981
Securities owned:
U.S. Treasury securities	715,404	—	—	715,404
U.S. Agency securities	1,000	29,545	—	30,545
Sovereign obligations	—	3,374	—	3,374
Corporate debt and other obligations	—	22,823	—	22,823
Mortgage and other asset-backed securities	—	4,151	—	4,151
Municipal obligations	—	80,135	85	80,220
Convertible bonds	—	50,984	—	50,984
Corporate equities	44,964	—	—	44,964
Money markets	132	—	—	132
Auction rate securities	—	—	84,185	84,185
Securities owned, at fair value	761,500	191,012	84,270	1,036,782
Investments (1)	—	—	161	161
Loans held for sale	—	13,532	—	13,532
Derivative contracts:
TBAs	—	811	—	811
Interest rate lock commitments	—	—	14,024	14,024
ARS purchase commitments	—	—	1,540	1,540
Derivative contracts, total	—	811	15,564	16,375
Total	$804,930	$205,355	$99,995	$1,110,280
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$202,838	$—	$—	$202,838
U.S. Agency securities	—	13	—	13
Sovereign obligations	—	1,152	—	1,152
Corporate debt and other obligations	—	11,166	—	11,166
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	15,988	—	15,988
Corporate equities	39,768	—	—	39,768
Securities sold, but not yet purchased, at fair value	242,606	28,346	—	270,952
Derivative contracts:
Futures	709	—	—	709
Foreign currency forward contracts	17	—	—	17
TBAs	—	11,816	—	11,816
ARS purchase commitments	—	—	559	559
Derivative contracts, total	726	11,816	559	13,101
Total	$243,332	$40,162	$559	$284,053

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015

(Expressed in thousands)
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,000	$—	$—	$13,000
Deposits with clearing organizations	31,456	—	—	31,456
Securities owned:
U.S. Treasury securities	436,533	—	—	436,533
U.S. Agency securities	25,240	46,176	—	71,416
Sovereign obligations	—	1,665	—	1,665
Corporate debt and other obligations	—	16,138	—	16,138
Mortgage and other asset-backed securities	—	3,504	—	3,504
Municipal obligations	—	30,051	81	30,132
Convertible bonds	—	54,693	—	54,693
Corporate equities	34,475	—	—	34,475
Money markets	35	—	—	35
Auction rate securities	—	—	86,802	86,802
Securities owned, at fair value	496,283	152,227	86,883	735,393
Investments (1)	—	—	157	157
Loans held for sale	—	60,234	—	60,234
Securities purchased under agreements to resell (2)	—	206,499	—	206,499
Derivative contracts:
TBAs	—	6,448	—	6,448
Interest rate lock commitments	—	—	9,161	9,161
Derivative contracts, total	—	6,448	9,161	15,609
Total	$540,739	$425,408	$96,201	$1,062,348
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$75,653	$—	$—	$75,653
U.S. Agency securities	—	15	—	15
Sovereign obligations	—	1,817	—	1,817
Corporate debt and other obligations	—	1,652	—	1,652
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	5,951	—	5,951
Corporate equities	41,378	—	—	41,378
Securities sold, but not yet purchased, at fair value	117,031	9,462	—	126,493
Derivative contracts:
Futures	249	—	—	249
Foreign currency forward contracts	2	—	—	2
TBAs	—	11,619	—	11,619
Interest rate lock commitments	—	—	923	923
ARS purchase commitments	—	—	1,369	1,369
Derivative contracts, total	251	11,619	2,292	14,162
Total	$117,282	$21,081	$2,292	$140,655

(1)	Included in other assets on the condensed consolidated balance sheet.

(2)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.
There were no transfers between any of the levels in the three months ended March 31, 2016.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2016
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$81	$4	$—	$—	$—	$85
Auction rate securities (1)(6)(7)	86,802	2,233	11,450	(16,300)	—	84,185
Interest rate lock commitments (2)	9,161	4,863	—		—	14,024
Investments	157	4			—	161
ARS purchase commitments (3)	—	1,540	—	—	—	1,540
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	810	—	—	—	559

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(4)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(6)
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

(7)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(60)	$—	$—	$—	$104
Auction rate securities (1)(6)(7)	91,422	935	8,225	(1,525)	—	99,057
Interest rate lock commitments (2)	7,576	3,848	—	—	—	11,424
Investments	193	(9)	—	—	—	184
Liabilities
Interest rate lock commitments (2)	1,222	678	—	—	—	544
ARS purchase commitments (3)	902	105	—	—	—	797

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(4)
Included in principal transactions on the condensed consolidated statement of operations, except for investments which are included in other income on the condensed consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(6)
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

(7)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.
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

Assets and liabilities not measured at fair value as of March 31, 2016

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of March 31, 2016		As of March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$49,030	$49,030	$49,030	$—	$—	$49,030
Deposits with clearing organization	26,586	26,586	26,586	—	—	26,586
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	190,963	190,963	—	190,963	—	190,963
Receivables from brokers	36,059	36,059	—	36,059	—	36,059
Securities failed to deliver	10,914	10,914	—	10,914	—	10,914
Clearing organizations	22,957	22,957	—	22,957	—	22,957
Other	2,470	2,470	—	2,470	—	2,470
	263,363	263,363	—	263,363	—	263,363
Receivable from customers	791,631	791,631	—	791,631	—	791,631
Mortgage servicing rights	28,024	41,777	—	—	41,777	41,777
Investments (1)	53,482	53,482	—	53,482	—	53,482

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of March 31, 2016		As of March 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$37,663	$37,663	$37,663	$—	$—	$37,663
Bank call loans	148,300	148,300	—	148,300	—	148,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	143,157	143,157	—	143,157	—	143,157
Payable to brokers	10,232	10,232	—	10,232	—	10,232
Securities failed to receive	24,781	24,781	—	24,781	—	24,781
Other	29,709	29,709	—	29,709	—	29,709
	207,879	207,879	—	207,879	—	207,879
Payables to customers	521,557	521,557	—	521,557	—	521,557
Securities sold under agreements to repurchase	529,752	529,752	—	529,752	—	529,752
Warehouse payable	11,845	11,845	—	11,845	—	11,845
Senior secured notes	150,000	152,195	—	152,195	—	152,195

Assets and liabilities not measured at fair value as of December 31, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$50,364	$50,364	$50,364	$—	$—	$50,364
Deposits with clearing organization	18,034	18,034	18,034	—	—	18,034
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	224,672	224,672	—	224,672	—	224,672
Receivables from brokers	49,458	49,458	—	49,458	—	49,458
Securities failed to deliver	7,799	7,799	—	7,799	—	7,799
Clearing organizations	25,030	25,030	—	25,030	—	25,030
Other	53,954	53,954	—	53,954	—	53,954
	360,913	360,913	—	360,913	—	360,913
Receivable from customers	840,355	840,355	—	840,355	—	840,355
Mortgage servicing rights	28,168	41,838	—	—	41,838	41,838
Investments (1)	53,286	53,286	—	53,286	—	53,286

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,011	$48,011	$48,011	$—	$—	$48,011
Bank call loans	100,200	100,200	—	100,200	—	100,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	130,658	130,658	—	130,658	—	130,658
Payable to brokers	3,316	3,316	—	3,316	—	3,316
Securities failed to receive	21,513	21,513	—	21,513	—	21,513
Other	9,059	9,059	—	9,059	—	9,059
	164,546	164,546	—	164,546	—	164,546
Payables to customers	594,833	594,833	—	594,833	—	594,833
Securities sold under agreements to repurchase	651,445	651,445	—	651,445	—	651,445
Warehouse payable	54,341	54,341	—	54,341	—	54,341
Senior secured notes	150,000	154,568	—	154,568	—	154,568

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the loan trading portfolio is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at March 31, 2016 or December 31, 2015.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are reported on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At March 31, 2016, the Company did not carry any loans held for sale for a period longer than 90 days. At March 31, 2016, the book value and fair value of loans held for sale was $12.7 million and $13.5 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2016 and 2015, there were no derivative instruments that were designated and qualified as a cash flow hedge.
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel. Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets in the condensed consolidated balance sheet and other income in the condensed consolidated statement of operations.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds, General collateral futures and Eurodollar contracts which are used primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded in the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of operations as principal transactions revenue, net.

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

The notional amounts and fair values of the Company’s derivatives at March 31, 2016 and December 31, 2015 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at March 31, 2016
	Description	Notional	Fair Value
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$135,100	$803
	TBA sale contracts	3,480	8
	Interest rate lock commitments	248,420	14,024
	ARS purchase commitments	11,237	1,540
		$398,237	$16,375
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,060,000	$709
Other contracts	Foreign exchange forward contracts	400	17
	TBAs	132,900	798
	TBA sale contracts	257,592	11,018
	ARS purchase commitments	21,312	559
	Forward start repurchase agreements	680,000	—
		$5,152,204	$13,101

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
Liabilities
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

The following table presents the location and fair value amounts of the Company’s derivative instruments and their effect on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended March 31, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,754)
Other contracts	Foreign exchange forward contracts	Other revenue	17
	TBAs	Principal transactions revenue	(9)
	TBA sale contracts	Other revenue	(7,901)
	Interest rate lock commitments	Other revenue	5,786
	ARS purchase commitments	Principal transactions revenue	2,350
			$(1,511)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At March 31, 2016, bank call loans were $148.3 million ($100.2 million at December 31, 2015). At March 31, 2016, such loans were collateralized by firm and customer securities with market values of approximately $163.5 million and $230.6 million, respectively, with commercial banks.
At March 31, 2016, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $114.7 million under securities loan agreements.
At March 31, 2016, the Company had pledged $360.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2016:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$850,440
Securities loaned:
Equity securities	143,157
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$993,597

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2016 and December 31, 2015:

As of March 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$320,688	$(320,688)	$—	$—	$—	$—
Securities borrowed (1)	190,963	—	190,963	(185,319)	—	5,644
Total	$511,651	$(320,688)	$190,963	$(185,319)	$—	$5,644

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$850,440	$(320,688)	$529,752	$(518,518)	$—	$11,234
Securities loaned (2)	143,157	—	143,157	(139,315)	—	3,842
Total	$993,597	$(320,688)	$672,909	$(657,833)	$—	$15,076

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$282,042	$(75,543)	$206,499	$(203,266)	$—	$3,233
Securities borrowed (1)	224,672	—	224,672	(219,099)	—	5,573
Total	$506,714	$(75,543)	$431,171	$(422,365)	$—	$8,806

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$726,988	$(75,543)	$651,445	$(645,498)	$—	$5,947
Securities loaned (2)	130,658	—	130,658	(122,650)	—	8,008
Total	$857,646	$(75,543)	$782,103	$(768,148)	$—	$13,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company’s repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company’s fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2016, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $185.9 million ($217.0 million at December 31, 2015) and $320.8 million ($278.8 million at December 31, 2015), respectively, of which the Company has sold and re-pledged approximately $23.4 million ($36.0 million at December 31, 2015) under securities loaned transactions and $320.8 million under repurchase agreements ($278.8 million at December 31, 2015).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $705.8 million, as presented on the face of the condensed consolidated balance sheet at March 31, 2016 ($546.3 million at December 31, 2015). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $163.7 million at March 31, 2016 ($142.7 million at December 31, 2015).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2016 are receivables from four major U.S. broker-dealers totaling approximately $124.8 million.
Warehouse Facilities
The Company reached an agreement with RBS Citizens, NA (“Citizens”) that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen’s syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At March 31, 2016, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation (“NSCC”), the Fixed Income Clearing Corporation (“FICC”), R.J. O’Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at March 31, 2016 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing organizations have the right to charge the Company for losses that result from a client’s failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At March 31, 2016, the Company had recorded no liabilities with regard to this right. The Company’s policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank (“PNC”) under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC provides a facility that allows OMHHF to fund the loan at the closing table. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in accounts payable and other liabilities on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At March 31, 2016, OMHHF had $11.8 million ($54.3 million at December 31, 2015) outstanding under the warehouse facility line at a variable interest rate of one month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three months ended March 31, 2016 and 2015 was $200,000 and $125,000, respectively. The Company’s ability to originate mortgage loans depends upon our ability to secure and maintain these types of short-term financings on acceptable terms.
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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries’ general and limited partnership interests, additional capital commitments, and management fees receivable represent its maximum exposure to loss. The subsidiaries’ general partnership and limited partnership interests and management fees receivable are included in other assets on the condensed consolidated balance sheet.
The following tables set forth the total VIE assets, the carrying value of the subsidiaries’ variable interests, and the Company’s maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at March 31, 2016 and December 31, 2015:

(Expressed in thousands)
	At March 31, 2016
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company’s Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$317,804	$609	$—	$—	$609
Private equity funds	52,800	15	—	2	17
Total	$370,604	$624	$—	$2	$626

(1)	Represents the total assets of the VIEs and does not represent the Company’s interests in the VIEs.

(2)	Represents the Company’s interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	At December 31, 2015
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
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $1.2 million for the three months ended March 31, 2016 ($8.2 million for the three months ended March 31, 2015).
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
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $256.1 million at March 31, 2016 ($421.5 million at December 31, 2015). These amounts are not included on the condensed consolidated balance sheet as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC-insured limits or other institutionally provided insurance. The combined uninsured balance with relation to escrow accounts at March 31, 2016 was approximately $138.0 million. OMHHF places these deposits with major financial institutions where it believes the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors as of March 31, 2016 and December 31, 2015 was as follows:

(Expressed in thousands)
	As of March 31, 2016	As of December 31, 2015
Unpaid principal balance of loans	$3,937,592	$3,974,292
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

The fair value of the servicing rights on the loan portfolio was $41.8 million at both March 31, 2016 and December 31, 2015 (carrying value of $28.0 million and $28.2 million at March 31, 2016 and December 31, 2015, respectively). The following tables summarize the changes in carrying value of MSRs for the three months ended March 31, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$28,168	$30,140
Originations (1)	1,388	601
Purchases	111	208
Disposals (1)	(861)	(2,328)
Amortization expense	(782)	(230)
Balance at end of period	$28,024	$28,391

(1)	Includes refinancings.
Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2016	$2,340	$791	$3,131
2017	3,116	1,053	4,169
2018	3,091	1,046	4,137
2019	2,995	985	3,980
2020	2,851	886	3,737
Thereafter	7,610	1,260	8,870
	$22,003	$6,021	$28,024
The Company receives fees during the course of servicing the mortgage loans. The fees for the three months ended March 31, 2016 and 2015 were as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015
Servicing fees	$1,455	$1,467
Ancillary fees	105	101
Total MSR fees	$1,560	$1,568

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At March 31, 2016	At December 31, 2015
Senior Secured Notes	4/15/2018	$150,000	$150,000
On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the “Notes”) at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At March 31, 2016, the Company was in compliance with all of its covenants.
Interest expense for both the three months ended March 31, 2016 and 2015 on the Notes was $3.3 million.
10.        Share capital
The Company’s authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A non-voting common stock ("Class A Stock"), par value $0.001 per share; and (c) 99,665 shares of Class B voting common stock ("Class B Stock"), par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015
Class A Stock outstanding, beginning of period	13,238,486	13,530,688
Issued pursuant to shared-based compensation plans	265,320	104,143
Repurchased and canceled pursuant to the stock buy-back	(240,274)	—
Class A Stock outstanding, end of period	13,263,532	13,634,831
Stock buy-back
On September 15, 2015, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 665,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,348,369 then issued and outstanding shares of Class A Stock ("New Program"). This authorization replaces the share repurchase program covering up to 675,000 shares of the Company's Class A Stock, which was announced on October 7, 2011 ("Previous Program"), pursuant to which 322,177 shares of the Company's Class A Stock were repurchased and canceled prior to December 31, 2014. During the year ended December 31, 2015, the Company purchased and canceled an additional 328,844 shares of Class A Stock for a total consideration of $6.6 million ($20.12 per share) under the Previous Program. The 23,979 remaining shares available under the Previous Program have been replaced by the shares available under the New Program.
During the three months ended March 31, 2016, the Company purchased and canceled an aggregate of 240,274 shares of Class A Stock for a total consideration of $3.6 million ($15.13 per share) under the New Program. As of March 31, 2016, 329,844 shares were available to be purchased under the New Program.

Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $49.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2016, the Company purchased and holds (net of redemptions) approximately $87.1 million in ARS from its clients. In addition, the Company is committed to purchase another $32.5 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $37.3 million of ARS principal value as of March 31, 2016. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2016, no ARS purchase commitments related to legal settlements extended past 2020.
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

Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. As of March 31, 2016, the Company was fully reserved for the remaining $10.0 million related to the aforementioned matters.
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

12.        Regulatory requirements
The Company’s U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At March 31, 2016, the net capital of Oppenheimer as calculated under the Rule was $112.8 million or 9.61% of Oppenheimer’s aggregate debit items. This was $89.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. At March 31, 2016, Freedom had net capital of $5.7 million, which was $5.6 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At March 31, 2016, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 12.32% (required 4.5%);

•	Tier 1 Capital ratio 12.32% (required 6.0%); and

•	Total Capital ratio 13.75% (required 8.0%).
At March 31, 2016, the regulatory capital of Oppenheimer Investments Asia Limited was $2.2 million, which was $1.8 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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
The table below presents information about the reported revenue and net income before taxes of the Company for the three months ended March 31, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015
Revenue
Private client (1)	$127,544	$139,932
Asset management (1)	22,974	24,461
Capital markets	61,065	72,166
Commercial mortgage banking	3,738	8,386
Corporate/Other	3,373	616
Total	$218,694	$245,561
Income (loss) before income tax provision (benefit)
Private client (1)	$16,317	$16,757
Asset management (1)	6,768	7,886
Capital markets	(6,798)	6,735
Commercial mortgage banking	(657)	4,037
Corporate/Other	(23,627)	(25,564)
Total	$(7,997)	$9,851
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2016 and 2015, was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015
Americas	$207,207	$233,031
Europe/Middle East	10,592	10,972
Asia	895	1,558
Total	$218,694	$245,561
14.        Subsequent events
On April 29, 2016, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 27, 2016 to holders of Class A Stock and Class B Stock of record on May 13, 2016.

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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$196	$119	$62,164	$—	$62,479
Deposits with clearing organizations	—	—	56,567	—	56,567
Receivable from brokers, dealers and clearing organizations	—	—	263,363	—	263,363
Receivable from customers, net of allowance for credit losses of $2,573	—	—	791,631	—	791,631
Income tax receivable	34,696	27,742	—	(45,177)	17,261
Securities owned, including amounts pledged of $705,835, at fair value	—	1,213	1,035,569	—	1,036,782
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $58,350 and $8,722, respectively	—	—	32,869	—	32,869
Office facilities, net of accumulated depreciation of $106,206	—	21,477	7,041	—	28,518
Loans held for sale, at fair value	—	—	13,532	—	13,532
Mortgage servicing rights	—	—	28,024	—	28,024
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	138	2,739	117,372	—	120,249
Deferred tax assets	1,135	317	27,550	(29,002)	—
Investment in subsidiaries	577,002	528,357	—	(1,105,359)	—
Intercompany receivables	53,871	18,409	—	(72,280)	—
Total assets	$667,038	$712,931	$2,605,271	$(1,364,376)	$2,620,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$37,663	$—	$37,663
Bank call loans	—	—	148,300	—	148,300
Payable to brokers, dealers and clearing organizations	—	—	207,879	—	207,879
Payable to customers	—	—	521,557	—	521,557
Securities sold under agreements to repurchase	—	—	529,752	—	529,752
Securities sold, but not yet purchased, at fair value	—	—	270,952	—	270,952
Accrued compensation	—	—	93,835	—	93,835
Accounts payable and other liabilities	6,225	35,488	84,470	—	126,183
Income tax payable	2,440	22,189	20,548	(45,177)	—
Senior secured notes, net of debt issuance costs of $1,011	148,989	—	—	—	148,989
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	48,410	(29,002)	19,408
Intercompany payables	—	62,204	10,076	(72,280)	—
Total liabilities	157,654	119,881	2,086,000	(259,017)	2,104,518
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	509,384	593,050	512,309	(1,105,359)	509,384
Noncontrolling interest	—	—	6,962	—	6,962
Total stockholders’ equity	509,384	593,050	519,271	(1,105,359)	516,346
Total liabilities and stockholders’ equity	$667,038	$712,931	$2,605,271	$(1,364,376)	$2,620,864

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$907	$2,586	$59,871	$—	$63,364
Deposits with clearing organizations	—	—	49,490	—	49,490
Receivable from brokers, dealers and clearing organizations	—	—	360,913	—	360,913
Receivable from customers, net of allowance for credit losses of $2,545	—	—	840,355	—	840,355
Income tax receivable	33,801	27,536	—	(50,400)	10,937
Securities purchased under agreements to resell	—	—	206,499	—	206,499
Securities owned, including amounts pledged of $546,334, at fair value	—	1,183	734,210	—	735,393
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $54,919 and $8,444, respectively	—	—	32,849	—	32,849
Office facilities, net of accumulated depreciation of $104,961	—	20,793	7,497	—	28,290
Loans held for sale, at fair value	—	—	60,234	—	60,234
Mortgage servicing rights	—	—	28,168	—	28,168
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	69	3,224	102,458	—	105,751
Deferred tax assets	317	330	29,900	(30,547)	—
Investment in subsidiaries	577,320	532,651	—	(1,109,971)	—
Intercompany receivables	60,187	13,185	—	(73,372)	—
Total assets	$672,601	$714,046	$2,682,033	$(1,376,848)	$2,691,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Drafts payable	$—	$—	$48,011	$—	$48,011
Bank call loans	—	—	100,200	—	100,200
Payable to brokers, dealers and clearing organizations	—	—	164,546	—	164,546
Payable to customers	—	—	594,833	—	594,833
Securities sold under agreements to repurchase	—	—	651,445	—	651,445
Securities sold, but not yet purchased, at fair value	—	—	126,493	—	126,493
Accrued compensation	—	—	150,898	—	150,898
Accounts payable and other liabilities	3,235	35,812	125,736	—	164,783
Income tax payable	2,440	22,189	25,771	(50,400)	—
Senior secured notes, net of debt issuance costs of $1,132	148,868	—	—	—	148,868
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	47,220	(30,547)	16,673
Intercompany payables	—	62,204	11,168	(73,372)	—
Total liabilities	154,543	120,205	2,158,879	(266,877)	2,166,750
Stockholders’ equity
Stockholders’ equity attributable to Oppenheimer Holdings Inc.	518,058	593,841	516,130	(1,109,971)	518,058
Noncontrolling interest	—	—	7,024	—	7,024
Total stockholders’ equity	518,058	593,841	523,154	(1,109,971)	525,082
Total liabilities and stockholders’ equity	$672,601	$714,046	$2,682,033	$(1,376,848)	$2,691,832

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$103,833	$—	$103,833
Advisory fees	—	—	66,379	(353)	66,026
Investment banking	—	—	12,383	—	12,383
Interest	—	2,557	13,389	(2,567)	13,379
Principal transactions, net	—	30	1,501	—	1,531
Other	—	78	21,542	(78)	21,542
Total revenue	—	2,665	219,027	(2,998)	218,694
EXPENSES
Compensation and related expenses	387	—	151,026	—	151,413
Communications and technology	28	—	17,753	—	17,781
Occupancy and equipment costs	—	—	15,056	(78)	14,978
Clearing and exchange fees	—	—	6,921	—	6,921
Interest	3,281	—	4,374	(2,567)	5,088
Other	673	3	30,187	(353)	30,510
Total expenses	4,369	3	225,317	(2,998)	226,691
Income (loss) before income tax provision (benefit)	(4,369)	2,662	(6,290)	—	(7,997)
Income tax provision (benefit)	(1,714)	1,004	(3,378)	—	(4,088)
Equity in earnings of subsidiaries	(1,192)	(2,850)	—	4,042	—
Net loss	(3,847)	(1,192)	(2,912)	4,042	(3,909)
Less net loss attributable to noncontrolling interest, net of tax	—	—	(62)	—	(62)
Net loss attributable to Oppenheimer Holdings Inc.	(3,847)	(1,192)	(2,850)	4,042	(3,847)
Other comprehensive income	—	—	873	—	873
Total comprehensive loss	$(3,847)	$(1,192)	$(1,977)	$4,042	$(2,974)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$109,695	$—	$109,695
Advisory fees	—	—	71,420	(454)	70,966
Investment banking	—	—	27,305	—	27,305
Interest	—	2,566	11,033	(2,564)	11,035
Principal transactions, net	—	—	18,609	(54)	18,555
Other	—	95	7,985	(75)	8,005
Total revenue	—	2,661	246,047	(3,147)	245,561
EXPENSES
Compensation and related expenses	312	—	162,779	—	163,091
Communications and technology	25	—	17,143	—	17,168
Occupancy and equipment costs	—	—	15,853	(75)	15,778
Clearing and exchange fees	—	—	6,402	—	6,402
Interest	3,281	—	3,193	(2,564)	3,910
Other	288	68	29,513	(508)	29,361
Total expenses	3,906	68	234,883	(3,147)	235,710
Income (loss) before income tax provision (benefit)	(3,906)	2,593	11,164	—	9,851
Income tax provision (benefit)	(1,480)	847	4,363	—	3,730
Equity in earnings of subsidiaries	8,145	6,399	—	(14,544)	—
Net income	5,719	8,145	6,801	(14,544)	6,121
Less net income attributable to noncontrolling interest, net of tax	—	—	402	—	402
Net income attributable to Oppenheimer Holdings Inc.	5,719	8,145	6,399	(14,544)	5,719
Other comprehensive loss	—	—	(567)	—	(567)
Total comprehensive income	$5,719	$8,145	$5,832	$(14,544)	$5,152

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$5,140	$(2,467)	$(44,045)	$—	$(41,372)
Cash flows from investing activities:
Purchase of office facilities	—	—	(1,762)	—	(1,762)
Cash used in investing activities	—	—	(1,762)	—	(1,762)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,476)	—	—	—	(1,476)
Repurchase of Class A non-voting common stock for cancellation	(3,634)	—	—	—	(3,634)
Tax deficiency from share-based awards	(741)	—	—	—	(741)
Increase in bank call loans, net	—	—	48,100	—	48,100
Cash flow provided by (used in) financing activities	(5,851)	—	48,100	—	42,249
Net increase (decrease) in cash and cash equivalents	(711)	(2,467)	2,293	—	(885)
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$196	$119	$62,164	$—	$62,479

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$1,394	$436	$(38,413)	$—	$(36,583)
Cash flows from investing activities:
Purchase of office facilities	—	—	(474)	—	(474)
Cash used in investing activities	—	—	(474)	—	(474)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,511)	—	—	—	(1,511)
Tax deficiency from share-based awards	(321)	—	—	—	(321)
Increase in bank call loans, net	—	—	42,000	—	42,000
Cash flow provided by (used in) financing activities	(1,832)	—	42,000	—	40,168
Net increase (decrease) in cash and cash equivalents	(438)	436	3,113	—	3,111
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$1	$1,993	$64,924	$—	$66,918

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2015.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2016, the Company provided its services from 82 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of March 31, 2016 totaled approximately $78.7 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At March 31, 2016, client assets under management totaled $23.7 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") is engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. At March 31, 2016, the Company employed 3,254 employees (3,193 full-time and 61 part-time), of whom approximately 1,223 were financial advisers.
Critical Accounting Policies
The Company's accounting policies are essential to understanding and interpreting the financial results reported in the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in Note 2 to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2015. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2016, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company, have reduced client holdings by approximately 95%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and "Factors Affecting 'Forward-Looking Statements'" herein.
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
In April 2016, the Department of Labor (DOL) finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisors who provide investment advice will need to meet greater conflict of interest standards which is likely to limit commission based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar Plans as well as pension plans to rollover IRA plans sponsored by financial service providers.

The rules provide for a Best Interest Contract (BIC) exemption, which would, under some circumstances, allow advisors to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution’s failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The new fiduciary standard definitions for investment advice will be effective on June 7, 2016 but compliance with the new rules under most circumstances is postponed until April 10, 2017 and full compliance with the BIC and other exemptions is delayed until January 1, 2018.

However, given the breadth of the new definitions and rules, some forms of compensation traditionally associated with the recruiting of financial advisors and the ability of financial advisors to have clients transfer their IRA and retirement accounts may be impacted prior to the dates set forth above and perhaps immediately given the June 7th effective date. The rule may also have implications for long term incentive programs designed to reward financial advisors for increasing their business and their assets under management and administration. The Company is reviewing its business and operating models in light of these new rules as they are expected to bring significant structural and operational changes to the Company and are likely to have a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs.  Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties.  It is likely that the DOL will issue further clarifying guidance in the coming weeks and months.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and became effective on July 21, 2015. There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule's impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. Various committees of Congress are reviewing the impact of the Volcker Rule and are potentially moving to reduce its impact on smaller institutions. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. Another SIFI appealed its designation and was found by a court to have been incorrectly designated as a SIFI and had the designation removed. The government has proposed appealing this court decision. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
The adoption of rules under Basel II have resulted in a number of large international banks adopting new business models which has included the abandonment of a variety of securities related to businesses deemed to present excessive risks and requiring substantial capital that was not justified by the related returns. In addition, the European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as Mifid II) that would prevent broker dealers from "bundling" the cost of research together with trading commissions. The long term effects of these changes on the markets and on competition are impossible to predict.
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
The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. FinCEN has proposed new rules on customer due diligence which the Company expects will become final in 2016 with an effective date in 2017. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act ("BSA") and the Foreign Corrupt Practices Act ("FCPA") with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has increased staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures.
Pursuant to FINRA Rule 3130 (formerly NASD Rule 3013 and NYSE Rule 342), the chief executive officers ("CEOs") of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2016.
On July 30, 2013, the SEC adopted final amendments to the financial responsibility rules ("FRRs") and reporting rules under SEC Rule 17a-5 ("Reporting Rule") for broker-dealers. The final amendments to the FRRs make changes to the rules related to proprietary accounts for broker-dealers, special reserve deposits with banks, bank sweep programs, deductions from net worth, solvency requirements, the SEC's ability to restrict withdrawals of capital, books and records requirements, and notifications to regulators. The rules are now effective.
The Reporting Rule requires all broker-dealers to file an unaudited quarterly Form Custody report which provides information around custodial practices. In addition, the Reporting Rule provides significant changes to annual reporting of broker-dealers by eliminating the internal control report referred to as the Material Inadequacy Letter, and providing for a new Compliance Report asserting the effectiveness of internal controls for compliance with net capital, customer reserve formula, quarterly security count, and customer account statements. Also, the Reporting Rule makes changes to the audit and attestation requirements for auditor reporting from American Institute of Certified Public Accountants ("AICPA") standards to Public Company Accounting Oversight Board ("PCAOB") standards as well as provides the SEC with access to auditors and audit workpapers. These rules are now effective.
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
Other Regulatory Matters
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee on how to improve any of the foregoing. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company’s compliance with applicable rules and regulations. As part of its engagement, the Company agreed that the recommendations of the independent law firm be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm. The Company has implemented a substantial number of recommendations made by the independent law firm. As of March 31, 2016, the independent law firm's review was ongoing including that of sub-contractors engaged to perform reviews requiring specific expertise.

For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds ("ETFs"). The Company believes that its ongoing discussions with FINRA will likely result in the settlement of any charges that might have been alleged in connection with the investigation but there is no guarantee that such a settlement can be reached.
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
Since January 2016, Oppenheimer has been responding to information requests from FINRA regarding the purchase of Class A mutual fund shares by non-for-profit organizations and certain qualified retirement plans that were eligible in some cases for lower cost mutual fund alternative share classes. Oppenheimer is continuing to cooperate with FINRA in this inquiry.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2016, the Company purchased and holds (net of redemptions) approximately $87.1 million in ARS from its clients. As of March 31, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $32.5 million from clients through 2020 under legal settlements and awards.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company's clients held at Oppenheimer approximately $91.4 million of ARS at March 31, 2016 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company built a new data center in 2010 which is housed in a location different from its headquarters. The move to new headquarters in 2012 required additional outlays for business continuity purposes although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company's infrastructure and occupancy.

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
Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients' data, access to its data processing environment, and its data processing facilities. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing. Given the importance of protection of client data, there has developed increased regulatory oversight of cybersecurity planning and protections have been put in place by broker-dealers and other financial service providers. This planning is subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future.
Outlook
The Company recognizes the increased focus on compliance with the regulatory requirements of our industry, and we must continue to perform a rigorous and ongoing assessment of our compliance and risk management efforts, invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company is committed to improving its technology capabilities to ensure compliance with industry regulations, support client service and expand its capital markets capabilities. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and may, from time to time, dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth. The Company announced in March 2016 its intention to evaluate the potential of a sale of assets related to the business of OMHHF if they can be sold at prices deemed attractive. See Note 14 to the condensed consolidated financial statements in Item 1 herein for further details.
Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $3.8 million or $0.29 basic loss per share for the first quarter of 2016 compared with net income attributable to Oppenheimer Holdings Inc. of $5.7 million or $0.42 basic earnings per share for the first quarter of 2015. Loss before income tax benefit was $8.0 million for the first quarter of 2016 compared with income before income tax provision of $9.9 million for the first quarter of 2015. Revenue for the first quarter of 2016 was $218.7 million compared with revenue of $245.6 million for the first quarter of 2015, a decrease of 10.9%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2016 compared to the same period in 2015:

(Expressed in thousands)	For the Three Months Ended March 31, 2016
	Amount Change	% Change
Revenue
Commissions	$(5,862)	(5.3)
Advisory fees	(4,940)	(7.0)
Investment banking	(14,922)	(54.6)
Interest	2,344	21.2
Principal transactions, net	(17,024)	(91.7)
Other	13,537	169.1
Total revenue	(26,867)	(10.9)
Expenses
Compensation and related expenses	(11,678)	(7.2)
Communications and technology	613	3.6
Occupancy and equipment costs	(800)	(5.1)
Clearing and exchange fees	519	8.1
Interest	1,178	30.1
Other	1,149	3.9
Total expenses	(9,019)	(3.8)
Income (loss) before income tax provision (benefit)	(17,848)	*
Income tax provision (benefit)	(7,818)	*
Net income (loss)	(10,030)	*
Less net income (loss) attributable to noncontrolling interest, net of tax	(464)	*
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(9,566)	*

*	Not comparable
Revenue
Commission revenue was $103.8 million for the three months ended March 31, 2016, a decrease of 5.3% compared with $109.7 million for the three months ended March 31, 2015, due to reduced transaction volumes from retail investors during the three months ended March 31, 2016.
Advisory fees were $66.0 million for the three months ended March 31, 2016, a decrease of 7.0% compared with $71.0 million for the three months ended March 31, 2015, due to lower advisory fees on traditional managed products. AUM decreased 6.9% from $25.9 billion to $24.1 billion from December 31, 2014 to December 31, 2015, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue decreased 54.6% to $12.4 million for the three months ended March 31, 2016 compared with $27.3 million for the three months ended March 31, 2015 due to extremely low activity from equities underwriting during the three months ended March 31, 2016.
Interest revenue was $13.4 million for the three months ended March 31, 2016, an increase of 21.2% compared with 11.0 million for the three months ended March 31, 2015, due to an increase of $2.3 million in interest from higher holdings of U.S. government and agency securities.
Principal transactions revenue decreased 91.7% to $1.5 million for the three months ended March 31, 2016 compared with $18.6 million for the three months ended March 31, 2015 due primarily to lower number of new interest rate lock commitments in the commercial mortgage banking business during the three months ended March 31, 2016.
Other revenue was $21.5 million for the three months ended March 31, 2016, an increase of 169.1% compared to $8.0 million for the three months ended March 31, 2015. The increase is primarily due to an increase in fees earned on FDIC-insured bank deposits and an increase of service fee income in the commercial mortgage business, offset by a decrease in customer service charges.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $151.4 million for the three months ended March 31, 2016, a decrease of 7.2% compared to $163.1 million for the three months ended March 31, 2015. The decrease was due to lower production, incentive and deferred compensation expenses for the three months ended March 31, 2016. Compensation and related expenses as a percentage of revenue was 69.2% during the three months ended March 31, 2016 compared to 66.4% during the three months ended March 31, 2015.
Non-compensation expenses were $75.3 million during the three months ended March 31, 2016, an increase of 3.7% compared to $72.6 million for the three months ended March 31, 2015, due to higher legal, regulatory and consulting costs during the three months ended March 31, 2016.
The effective income tax rate for the three months ended March 31, 2016 was 51.1% (benefit) compared with 37.9% (expense) for the three months ended March 31, 2015. The elevated income tax benefit during the first quarter of 2016 was primarily due to higher nontaxable benefits received during the first quarter of 2016 with respect to life insurance on certain employees of which the Company is the beneficiary.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company's reportable business segments for the three months ended March 31, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015	% Change
Revenue
Private Client	$127,544	$139,932	(8.9)
Asset Management	22,974	24,461	(6.1)
Capital Markets	61,065	72,166	(15.4)
Commercial Mortgage Banking	3,738	8,386	(55.4)
Corporate/Other	3,373	616	447.6
	$218,694	$245,561	(10.9)
Income (loss) before income tax provision (benefit)
Private Client	$16,317	$16,757	(2.6)
Asset Management	6,768	7,886	(14.2)
Capital Markets	(6,798)	6,735	*
Commercial Mortgage Banking	(657)	4,037	*
Corporate/Other	(23,627)	(25,564)	(7.6)
	$(7,997)	$9,851	*

*	Not comparable
Private Client
Private Client reported revenue of $127.5 million for the first quarter of 2016, 8.9% lower than the first quarter of 2015, due to lower levels of transaction-based business during the first quarter of 2016. Income before income tax provision was $16.3 million for the first quarter of 2016, a decrease of 2.6% compared with the first quarter of 2015, due to lower levels of activity, as noted above, partially offset by decreases in production and deferred compensation costs as well as legal and regulatory costs allocated to Private Client during the first quarter of 2016.

•	Client assets under administration were $78.7 billion at both March 31, 2016 and December 31, 2015.

•	Financial adviser headcount was 1,223 at the end of the first quarter of 2016 (1,233 at the end of the fourth quarter of 2015), down from 1,301 at the end of the first quarter of 2015.

•	Retail commissions were $59.9 million for the first quarter of 2016, a decrease of 9.0% from the first quarter of 2015.

•
Advisory fee revenue on traditional and alternative managed products was $44.7 million for the first quarter of 2016, a decrease of 6.8% over the first quarter of 2015 (see Asset Management below for further information).

•
Fees earned on client cash deposits in the FDIC-insured bank program was $7.5 million during the first quarter of 2016 versus $2.1 million for the first quarter of 2015. Much of the increase was due to the discontinued offering of retail money market funds to clients and the transfer of these balances into the FDIC-insured bank deposit program during the first quarter of 2015. Money market fee waivers totaled $5.5 million during the first quarter of 2015.

Asset Management
Asset Management reported revenue of $23.0 million for the first quarter of 2016, 6.1% lower than the first quarter of 2015. Income before income tax provision was $6.8 million for the first quarter of 2016, a decrease of 14.2% compared with the first quarter of 2015.

•
Advisory fee revenue on traditional and alternative managed products was $21.3 million for the first quarter of 2016, a decrease of 7.5% over the first quarter of 2015. Advisory fees are calculated based on the value of client assets under management ("AUM") at the end of the prior quarter which totaled $24.1 billion at December 31, 2015 ($25.9 billion at December 31, 2014) and are allocated to the Private Client and Asset Management business segments.

•
AUM decreased 10.9% to $23.7 billion at March 31, 2016 compared to $26.6 billion at March 31, 2015, which is the basis for advisory fee billings for the second quarter of 2016. The decrease in AUM was comprised of asset depreciation of $1.3 billion and net redemption of assets of $1.6 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2016:

(Expressed in millions)
	For the Three Months Ended March 31, 2016
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$20,129	$499	$(522)	$(167)	$19,939
Institutional Fixed Income (2)	1,198	17	(42)	24	1,197
Alternative Investments:
Hedge Funds (3)	2,515	62	(114)	(105)	2,358
Private Equity Funds (4)	268	—	—	(16)	252
	$24,110	$578	$(678)	$(264)	$23,746

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

Capital Markets
Capital Markets reported revenue of $61.1 million for the first quarter of 2016, 15.4% lower than the first quarter of 2015, primarily due to lower trading income and equities underwriting fees. Loss before income tax benefit was $6.8 million for the first quarter of 2016, compared with income before income tax provision of $6.7 million for the first quarter of 2015.

•	Institutional equities commissions increased 2.9% to $29.5 million for the first quarter of 2016 compared with the first quarter of 2015.

•
Advisory fees from investment banking activities decreased 14.7% to $5.0 million in the first quarter of 2016 compared with the prior year quarter due to a decrease in completed mergers and acquisitions activity during the first quarter of 2016.

•
Equity underwriting fees decreased 79.1% to $2.8 million for the first quarter of 2016 compared with the prior year quarter due to a significant decrease in equity underwriting activity during the first quarter of 2016.

•	Revenue from Taxable Fixed Income decreased 4.4% to $18.1 million for the first quarter of 2016 compared with the first quarter of 2015.

•	Public Finance and Municipal Trading revenue increased 6.3% to $5.1 million for the first quarter of 2016 compared with the first quarter of 2015.
Commercial Mortgage Banking
Commercial Mortgage Banking reported revenue of $3.7 million for the first quarter of 2016, 55.4% lower than the first quarter of 2015, primarily due to decreases in loan modifications of commercial mortgages during the first quarter of 2016. Loss before income tax benefit was $657,000 for the first quarter of 2016, compared with income before income tax provision of $4.0 million for the first quarter of 2015.

•
Premium income earned from loan modifications was $1.5 million in the first quarter of 2016 compared with $3.5 million in the first quarter of 2015 as the Company modified 3 commercial loans (8 in the first quarter of 2015) with an aggregate principal loan balance of $18.3 million ($92.1 million in the first quarter of 2015).

•
Loan origination fees for the first quarter of 2016 were $1.2 million, an increase of 199.3% compared with the first quarter of 2015, as the Company originated 10 commercial loans (2 in the first quarter of 2015) with an aggregate principal loan balance of $110.9 million ($8.7 million in the first quarter of 2015).

•	Net servicing revenue for the first quarter of 2016 was $1.5 million which was flat compared with the comparable period in 2015.

•	Principal loan balances related to servicing activities totaled $3.9 billion at March 31, 2016, down 2.5% from March 31, 2015.
On March 22, 2016, the Company issued a Current Report on Form 8-K reporting that its Board of Directors has authorized management to evaluate the potential disposition of one or more of the corporate assets of its commercial mortgage banking business segment.
Liquidity and Capital Resources
Total assets at March 31, 2016 decreased by 2.6% from December 31, 2015. The Company satisfies its need for short-term funds from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company's longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2016, the Company had $148.3 million of such borrowings outstanding compared to outstanding borrowings of $100.2 million at December 31, 2015. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.2 million and $387,000, respectively, at March 31, 2016. See Note 12 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.5 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through March 31, 2016 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. See Note 9 to the condensed consolidated financial statements in Item 1 herein for further discussion. The Company intends at appropriate times to continue to redeem outstanding Notes if and when funds become available for this purpose.
On June 17, 2015, S&P affirmed the Company's and its Notes' "B" rating and affirmed its stable outlook on the Notes. On December 28, 2015, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B2' rating on the Notes and revised its outlook from stable to positive.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $4.0 million in forgivable notes to employees (which are inherently illiquid) for the three months ended March 31, 2016 ($4.2 million for the three months ended March 31, 2015) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2016, bank call loans were $148.3 million ($100.2 million at December 31, 2015 and $101.4 million at March 31, 2015). The average daily bank loan outstanding for the three months ended March 31, 2016 and 2015 was $113.5 million and $86.6 million, respectively. The largest daily bank loan outstanding for the three months ended March 31, 2016 and 2015 was $192.2 million and $186.7 million, respectively. The average weighted interest rate on bank call loans applicable on March 31, 2016 was 1.52%.

At March 31, 2016, securities loaned balances totaled $143.2 million ($130.7 million at December 31, 2015 and $165.0 million at March 31, 2015). The average daily securities loan balance for the three months ended March 31, 2016 and 2015 was $189.6 million and $152.2 million, respectively. The largest daily stock loan balance for the three months ended March 31, 2016 and 2015 was $241.7 million and $183.0 million, respectively.
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
At March 31, 2016, the gross balances of reverse repurchase agreements and repurchase agreements were $320.7 million and $850.4 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2016 was $346.9 million and $852.3 million, respectively ($321.5 million and $796.4 million, respectively, for the three months ended March 31, 2015). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2016 was $726.8 million and $1.2 billion, respectively ($632.5 million and $1.2 billion, respectively, for the three months ended March 31, 2015).
At March 31, 2016, the gross leverage ratio was 5.1.
OMHHF, which is engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At March 31, 2016, OMHHF had $11.8 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three months ended March 31, 2016 and 2015 was $200,000 and $125,000, respectively.
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

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(41,372)	$(36,583)
Cash used in investing activities	(1,762)	(474)
Cash provided by financing activities	42,249	40,168
Net (decrease) increase in cash and cash equivalents	$(885)	$3,111
Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company's ability to finance its day to day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. (See "Factors Affecting 'Forward-Looking Statements'").
Other Matters
During the first quarter of 2016, the Company purchased and canceled 240,274 shares of Class A Stock for a total consideration of $3.6 million.
On April 28, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 27, 2016 to stockholders of record on May 13, 2016.
The book value of the Company's Class A and Class B Stock was $38.12 at March 31, 2016 compared to $38.84 at December 31, 2015, based on total outstanding shares of 13,363,197 and 13,338,166, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2016 was 13,379,827 compared to 14,282,270 outstanding for the same period in 2015.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2016, the Company purchased and holds (net of redemptions) approximately $87.1 million in ARS from its clients. In addition, the Company is committed to purchase another $32.5 million in ARS from clients through 2020 under legal settlements and awards.
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

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2016, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At March 31, 2016, the amount of ARS held by the Company that was below investment grade was $3.7 million and the amount of ARS that was unrated was $400,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at March 31, 2016
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$87,125	$2,940	$84,185
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	32,549	(981)	33,530
Total	$119,674	$1,959	$117,715

(1)
Principal amount represents the par value of the ARS and is included in Securities Owned in the condensed consolidated balance sheet at March 31, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at March 31, 2016.

(2)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at March 31, 2016. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $37.3 million of ARS as of March 31, 2016.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.0 million as of March 31, 2016. The valuation adjustment is comprised of $2.9 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of March 31, 2016 and $981,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of March 31, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $37.3 million of ARS as of March 31, 2016. Since the Company was not committed to purchase this amount as of March 31, 2016, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 5 and Note 7 to the condensed consolidated financial statements in Item 1 herein.

Contractual Obligations
The following table sets forth the Company's contractual obligations as of March 31, 2016:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$272	$40	$71	$50	$111
Committed Capital	5	5	—	—	—
Regulatory Settlements (1)	10	10	—	—	—
Senior Secured Notes (2)(3)	183	13	170	—	—
ARS Purchase Commitments (1)	33	7	20	6	—
Total	$503	$75	$261	$56	$111

(1)	See Note 11 to the condensed consolidated financial statements appearing in Item 1 for additional information

(2)	See Note 9 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(3)	Includes interest payable of $32.8 million through maturity.
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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including declining oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiii) the Company's ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to pending elections results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – "Risk Factors" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2016, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its condensed consolidated financial condition and statement of cash flow. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, could have a material adverse effect on the Company's results of operations and financial condition, including its cash position.
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" as well as "Factors Affecting 'Forward-Looking Statements'" herein.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $49.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer's participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made twelve offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and April 25, 2016. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of March 31, 2016, the Company had purchased and holds (net of redemptions) approximately $87.1 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of March 31, 2016, Oppenheimer had extended margin loans to eight holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2015 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2015, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of March 31, 2016, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. As of March 31, 2016, there are no pending ARS- related cases against Oppenheimer. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" herein.
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
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. On March 18, 2013, the Texas court issued an order formally approving the parties' stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma

County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in document discovery, pending the resolution of several privilege claims by cross-claim plaintiffs that implicate receivership proceedings pending before several courts in Oklahoma. On September 24, 2015, Providence Holdings filed a motion for summary judgment as to some but not all of Oppenheimer's cross-claims against it. The Court has deferred Oppenheimer's obligation to respond to that motion indefinitely until discovery has taken place. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. No hearing dates have been set in the JPMCC Arbitration. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.42 million). These judgments have been affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer have requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs have filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.64 million). Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
On May 15, 2015, plaintiffs IBEW Local No. 58 Annuity Fund and Electrical Workers Pension Trust Fund of IBEW Local No. 58, individually and on behalf of all others similarly situated, filed an Amended Class Action Complaint ("CAC") relating to EveryWare Global, Inc. ("EveryWare") in the United States District Court for the Southern District of Ohio. The CAC names as defendants certain current and former officers and directors of EveryWare, Monomoy Capital Partners, L.P. and certain of its affiliates, as well as Oppenheimer & Co. Inc., CJS Securities, Inc., Telsey Advisory Group, LLC, Imperial Capital, LLC and BTIG, LLC (collectively, the "Underwriter Defendants"), Plaintiffs allege that, among other things, the Registration Statement issued in connection with a secondary offering of EveryWare's stock on or about September 16, 2013 contained misrepresentations and omissions of material facts. In the secondary offering, the Underwriter Defendants sold 1,750,000 shares of EveryWare stock to the public at a price of $11.50 per share. The CAC alleges claims against the Underwriter Defendants for violations of Sections 11 and 12(a)(2) of the Securities Act. Plaintiffs purport to bring their action on behalf of a class comprising all persons or entities who purchased or otherwise acquired EveryWare securities between May 21, 2013 and May 16, 2014. The CAC seeks an award of unspecified compensatory damages, interest and attorneys' fees and costs. On August 14, 2015, the Underwriter Defendants filed a motion to dismiss the CAC. The Underwriter Defendants, including Oppenheimer, believe they have meritorious defenses to the CAC. On March 30, 2016 the Underwriter Defendant's motion to dismiss was granted in full and the case was dismissed with prejudice.
In October 2015, Claimant filed a FINRA Arbitration (No. 15-02841) against Oppenheimer captioned Board of Bernalillo County Commissioners vs. BOSC, Inc., Oppenheimer & Co. Inc., Thomas Wayne Hayes and Royce Owen Simpson. The Statement of Claim alleges that Oppenheimer and its former employee Simpson, as well as BOSC, Inc. and its former employee Hayes, violated the New Mexico Securities Act by recommending a concentrated portfolio of fixed income securities with a longer than appropriate average maturity which resulted in the portfolio being exposed to significant interest rate risk that was unsuitable for one of the county's investment objectives of preserving capital. The county has alleged damages against all

Respondents in excess of $16.0 million. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

Item 1A.    Risk Factors
During the three months ended March 31, 2016, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of 2016, the Company issued 265,320 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.
(c)In the three months ended March 31, 2016, the Company purchased and canceled 240,274 shares of Class A Stock for total consideration of $3.6 million ($15.13 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016	106,100	$15.51	106,100	464,018
February 2016	90,292	14.75	90,292	373,726
March 2016	43,882	14.97	43,882	329,844
Total	240,274	$15.13	240,274	329,844
Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 29th day of April, 2016.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)