Form 10-Q
period 2016-06-30
OPPENHEIMER HOLDINGS INC
filed 2016-07-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 29, 2016 was 13,268,439 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2016	December 31, 2015 (1)
ASSETS
Cash and cash equivalents	$107,537	$63,364
Deposits with clearing organizations	42,910	49,490
Receivable from brokers, dealers and clearing organizations	315,308	365,791
Receivable from customers, net of allowance for credit losses of $2,543 ($2,545 in 2015)	780,670	840,355
Income tax receivable	17,534	12,231
Securities purchased under agreements to resell	—	206,499
Securities owned, including amounts pledged of $657,527 ($546,334 in 2015), at fair value	951,906	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $61,671 and $8,062, respectively ($54,919 and $8,444, respectively, in 2015)	33,012	32,849
Office facilities, net of accumulated depreciation of $107,810 ($104,812 in 2015)	27,880	28,285
Assets held for sale	21,764	99,881
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	107,619	94,839
Total assets	$2,575,729	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$26,759	$48,011
Bank call loans	151,900	100,200
Payable to brokers, dealers and clearing organizations	172,362	164,546
Payable to customers	596,441	594,833
Securities sold under agreements to repurchase	432,912	651,445
Securities sold, but not yet purchased, at fair value	259,032	126,493
Liabilities held for sale	36,490	74,680
Accrued compensation	108,097	149,092
Accounts payable and other liabilities	110,367	108,637
Senior secured notes, net of debt issuance costs of $890 ($1,132 in 2015)	149,110	148,868
Deferred tax liabilities, net of deferred tax assets of $61,198 ($63,481 in 2015)	10,147	6,117
Total liabilities	2,053,617	2,172,922
Commitments and contingencies (Note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,259,715 and 13,238,486 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	59,173	57,387
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	59,306	57,520
Contributed capital	39,608	44,438
Retained earnings	415,680	417,001
Accumulated other comprehensive loss	(682)	(901)
Total Oppenheimer Holdings Inc. stockholders' equity	513,912	518,058
Noncontrolling interest	8,200	7,024
Total stockholders' equity	522,112	525,082
Total liabilities and stockholders' equity	$2,575,729	$2,698,004
(1)     Amounts have been recast to reflect discontinued operations. See Note 3 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2016	2015 (1)	2016	2015 (1)
REVENUE
Commissions	$92,591	$103,556	$196,424	$213,251
Advisory fees	66,104	72,243	132,130	143,209
Investment banking	18,881	29,020	31,264	56,325
Interest	12,007	11,313	25,049	22,016
Principal transactions, net	7,577	3,541	14,195	12,038
Other	14,914	8,286	27,968	18,295
Total revenue	212,074	227,959	427,030	465,134
EXPENSES
Compensation and related expenses	141,721	153,805	290,216	314,629
Communications and technology	17,638	16,307	35,318	33,379
Occupancy and equipment costs	14,984	15,911	29,887	31,612
Clearing and exchange fees	6,199	6,231	13,120	12,633
Interest	4,972	4,105	9,839	7,875
Other	31,806	32,701	61,236	60,293
Total expenses	217,320	229,060	439,616	460,421
Income (loss) before income taxes from continuing operations	(5,246)	(1,101)	(12,586)	4,713
Income taxes	(2,627)	400	(6,439)	2,555
Net income (loss) from continuing operations	(2,619)	(1,501)	(6,147)	2,158

Discontinued operations
Income from discontinued operations	15,366	3,731	14,709	7,768
Income taxes	6,036	1,585	5,760	3,160
Net income from discontinued operations	9,330	2,146	8,949	4,608

Net income	6,711	645	2,802	6,766
Less net income attributable to noncontrolling interest, net of tax	1,523	350	1,461	752
Net income attributable to Oppenheimer Holdings Inc.	$5,188	$295	$1,341	$6,014

Basic earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.20)	$(0.11)	$(0.46)	$0.16
Discontinued operations	0.59	0.13	0.56	0.28
Net earnings per share attributable to Oppenheimer Holdings Inc.	$0.39	$0.02	$0.10	$0.44
Diluted earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.20)	$(0.11)	$(0.46)	$0.15
Discontinued operations	0.59	0.13	0.56	0.27
Net earnings per share attributable to Oppenheimer Holdings Inc.	$0.39	$0.02	$0.10	$0.42

Dividends declared per share	$0.11	$0.11	$0.22	$0.22
Weighted average number of common shares outstanding
Basic	13,367,248	13,745,957	13,373,537	13,725,208
Diluted	13,367,248	13,745,957	13,373,537	14,342,474
(1)    Amounts have been recast to reflect discontinued operations. See Note 3 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2016	2015	2016	2015
Net income	$6,711	$645	$2,802	$6,766
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	(654)	1,317	219	750
Comprehensive income	6,057	1,962	3,021	7,516
Less net income attributable to noncontrolling interests	1,523	350	1,461	752
Comprehensive income attributable to Oppenheimer Holdings Inc.	$4,534	$1,612	$1,560	$6,764

(1)	Total other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2016	2015
Share capital
Balance at beginning of period	$57,520	$62,397
Issuance of Class A non-voting common stock	5,584	3,139
Repurchase of Class A non-voting common stock for cancellation	(3,798)	—
Balance at end of period	59,306	65,536
Contributed capital
Balance at beginning of period	44,438	45,118
Tax deficiency from share-based awards	(747)	(270)
Share-based expense	2,842	2,362
Vested employee share plan awards	(6,925)	(4,822)
Balance at end of period	39,608	42,388
Retained earnings
Balance at beginning of period	417,001	421,047
Net income attributable to Oppenheimer Holdings Inc.	1,341	6,014
Dividends paid ($0.22 per share)	(2,947)	(3,023)
Preferred dividends received	285	—
Balance at end of period	415,680	424,038
Accumulated other comprehensive loss
Balance at beginning of period	(901)	(918)
Currency translation adjustment	219	750
Balance at end of period	(682)	(168)
Total Oppenheimer Holdings Inc. stockholders' equity	513,912	531,794
Noncontrolling interest
Balance at beginning of period	7,024	6,088
Net income attributable to noncontrolling interest	1,461	752
Preferred dividends paid	(285)	—
Balance at end of period	8,200	6,840
Total stockholders' equity	$522,112	$538,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2016	2015
Cash flows from operating activities
Net income for the period	$2,802	$6,766
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,341)	(1,683)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	2,981	3,564
Deferred income taxes	(5,725)	5,085
Amortization of notes receivable	6,752	6,831
Amortization of debt issuance costs	242	242
Amortization of mortgage servicing rights	1,224	495
Provision for credit losses	(2)	64
Share-based compensation	2,595	4,462
Gain on sale of assets	(14,916)	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	—	17,739
Deposits with clearing organizations	6,580	(15,115)
Receivable from brokers, dealers and clearing organizations	57,593	(42,695)
Receivable from customers	59,687	(41,262)
Income tax receivable	10,213	(47)
Securities purchased under agreements to resell	206,499	147,305
Securities owned	(217,075)	(161,995)
Notes receivable	(6,915)	(6,985)
Loans held for sale	58,491	(57,108)
Mortgage servicing rights	(1,036)	425
Other assets	(19,022)	(4,377)
Increase (decrease) in operating liabilities:
Drafts payable	(21,252)	(31,319)
Payable to brokers, dealers and clearing organizations	7,816	(19,154)
Payable to customers	1,608	1,985
Securities sold under agreements to repurchase	(218,533)	(63,588)
Securities sold, but not yet purchased	132,539	128,157
Accrued compensation	(42,521)	(45,254)
Accounts payable and other liabilities	(49,999)	41,074
Cash used in operating activities	(40,715)	(126,388)
Cash flows from investing activities
Purchase of office facilities	(2,572)	(1,913)
Proceeds from sale of assets	43,252	—
Cash provided by (used in) investing activities	40,680	(1,913)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,947)	(3,023)
Repurchase of Class A non-voting common stock for cancellation	(3,798)	—
Tax deficiency from share-based awards	(747)	(270)
Increase in bank call loans, net	51,700	118,100
Cash provided by financing activities	44,208	114,807
Net increase (decrease) in cash and cash equivalents	44,173	(13,494)
Cash and cash equivalents, beginning of period	63,364	63,807
Cash and cash equivalents, end of period	$107,537	$50,313
Schedule of non-cash financing activities
Employee share plan issuance	$5,584	$3,139
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,270	$8,343
Cash (received) paid during the period for income taxes, net of refunds	$(4,420)	$863
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
The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly- owned subsidiary, Oppenheimer Investment Management LLC ("OIM"), both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing and is in the process of selling its remaining operating assets and discontinuing its business.
Oppenheimer provides its services from 94 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"). The accompanying December 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of June 30, 2016, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $8.2 million.

2.        New accounting pronouncements
Recently Adopted
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the disclosure of VIEs but did not have a material impact on the Company's condensed consolidated financial statements. See Note 8, Variable interest entities, below.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the fair value disclosures but did not have a material impact on the Company's condensed consolidated financial statements. See Note 6, Fair value measurements, below.
Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU was originally effective for the annual reporting period in the fiscal year that begins after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." which provides amendments that defer the effective date of ASU 2014-09 by one year. In 2016, the FASB additionally issued ASU No. 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, "Identifying Performance Obligations and Licensing,"; and ASU 2016-12 Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on its financial condition, results of operations and cash flows, or disclosures thereto.
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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which revises an entity's accounting related to the classification and measurement of investments in equity securities, changes the presentation of certain fair value changes relating to instrument specific credit risk for financial liabilities and amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for fiscal years beginning after December 15, 2017. The adoption of the ASU will not have a material impact on the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires most leases to be reflected on the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018. The adoption of the new lessee model is expected to have material impact on the Company's condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal year beginning after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU will not have a material impact on its condensed consolidated financial statements.

In June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which amends the FASB's guidance on the impairment of financial Instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for the fiscal year beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

3.        Discontinued operations
OMHHF historically has been engaged in the business of originating and servicing FHA-insured multifamily and healthcare facility loans and securitizing these loans into GNMA mortgage backed securities. OMHHF offered mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintained a mortgage servicing portfolio for which it provided a full array of services, including the collection of mortgage payments from mortgagors which were passed on to the mortgage holders, construction loan management and asset management.
The Company owns an 83.68% controlling interest in OMHHF. The 16.32% noncontrolling interest belongs to one related party who is the President and Chief Executive Officer of OMHHF.

On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans (consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights, to Walker & Dunlop, LLC. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio becomes current or is modified. The Company recorded a net gain of $14.9 million related to this transaction included in discontinued operations on the condensed consolidated statement of operations. During the second quarter of 2016, the Company also sold its business pipeline of mortgage loans for approximately $1.5 million.

The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the condensed consolidated statements of operations. Prior-period amounts have been recast for discontinued operations.

The following is a summary of the assets and liabilities of OMHHF as of June 30, 2016 and December 31, 2015:

(Expressed in thousands)
	June 30, 2016	December 31, 2015
ASSETS
Securities owned	$562	$562
Loans held for sale	1,743	60,234
Mortgage servicing rights	1,993	28,168
Other assets	17,466	10,917
Total assets	$21,764	$99,881
LIABILITIES
Accounts payable and other liabilities	$35,689	$64,124
Deferred tax liability	801	10,556
Total liabilities	$36,490	$74,680

The following is a summary of revenue and expenses of OMHHF for the three and six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Interest	$472	$717	$809	$1,049
Principal transactions, net	(1,541)	(1,831)	(6,628)	8,226
Gain on sale of assets	14,916	—	14,916	—
Other	4,070	12,082	12,558	10,079
Total revenue	17,917	10,968	21,655	19,354
EXPENSES
Compensation and related expenses	735	4,409	3,652	6,676
Communications and technology	59	100	161	196
Occupancy and equipment costs	286	74	362	150
Interest	159	399	380	540
Other	1,312	2,255	2,391	4,024
Total expenses	2,551	7,237	6,946	11,586
Income before income taxes	$15,366	$3,731	$14,709	$7,768
Income attributable to noncontrolling interest before income taxes	$2,508	$609	$2,401	$1,268
The following is a summary of cash flows of OMHHF for the three and six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	For the Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$5,624	$1,960
Cash provided by investing activities	43,252	—
Cash used in financing activities	(124)	(124)
Net increase in cash and cash equivalents	$48,752	$1,836

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date loss before income taxes from continuing operations and income before income taxes in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and six months ended June 30, 2016, the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $6.0 million and $5.8 million, respectively, which is included in net income from discontinued operations in the consolidated statement of operations and statement of comprehensive income. Accordingly, the Company recognized a related income tax benefit of $2.6 million and $6.4 million from continuing operations in the consolidated statement of operations and statement of comprehensive income for the three and six months ended June 30, 2016, respectively.

4.        Earnings per share
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$(2,619)	$(1,501)	$(6,147)	$2,158
Net income from discontinued operations	9,330	2,146	8,949	4,608
Net income	6,711	645	2,802	6,766
Less net income attributable to noncontrolling interest, net of tax	1,523	350	1,461	752
Net income attributable to Oppenheimer Holdings Inc.	$5,188	$295	$1,341	$6,014

Basic weighted average number of shares outstanding	13,367,248	13,745,957	13,373,537	13,725,208
Net dilutive effect of share-based awards, treasury method (1)	—	—	—	617,266
Diluted weighted average number of shares outstanding	13,367,248	13,745,957	13,373,537	14,342,474

Basic earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.20)	$(0.11)	$(0.46)	$0.16
Discontinued operations	0.59	0.13	0.56	0.28
Net earnings per share attributable to Oppenheimer Holdings Inc.	$0.39	$0.02	$0.10	$0.44

Diluted earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.20)	$(0.11)	$(0.46)	$0.15
Discontinued operations	0.59	0.13	0.56	0.27
Net earnings per share attributable to Oppenheimer Holdings Inc.	$0.39	$0.02	$0.10	$0.42

(1)
For both the three and six months ended June 30, 2016, the diluted earnings per share computation does not include the anti-dilutive effect of 1,271,124 shares of Class A Stock granted under share-based compensation arrangements (1,312,760 and 40,309, respectively, for the three and six months ended June 30, 2015).

5.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2016	December 31, 2015
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$216,419	$224,672
Receivable from brokers	42,763	49,458
Securities failed to deliver	17,541	7,799
Clearing organizations	24,669	25,030
Other	13,916	58,832
Total	$315,308	$365,791
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$125,548	$130,658
Payable to brokers	1,068	3,316
Securities failed to receive	23,491	21,513
Other	22,255	9,059
Total	$172,362	$164,546
6.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of June 30, 2016		As of December 31, 2015
	Owned (1)	Sold	Owned (1)	Sold
U.S. treasury, agency and sovereign obligations	$616,831	$179,562	$509,614	$77,485
Corporate debt and other obligations	40,311	23,811	16,138	1,652
Mortgage and other asset-backed securities	3,875	27	3,504	27
Municipal obligations	106,661	—	30,132	—
Convertible bonds	56,582	12,505	54,693	5,951
Corporate equities	38,612	43,127	34,475	41,378
Money markets	495	—	35	—
Auction rate securities	89,101	—	86,802	—
Total	$952,468	$259,032	$735,393	$126,493
(1)    $562,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at June 30, 2016 are corporate equities with estimated fair values of approximately $13.7 million ($14.0 million at December 31, 2015), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.

Valuation Techniques
A description of the valuation techniques applied and inputs used in measuring the fair value of the Company's financial instruments is as follows:
U.S. Government Obligations
U.S. Treasury securities are valued using quoted market prices obtained from active market makers and inter-dealer brokers.
U.S. Agency Obligations
U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities are model driven with respect to spreads of the comparable to-be-announced security.
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2016, the Company purchased and holds (net of redemptions) approximately $90.7 million in ARS from its clients. In addition, the Company is committed to purchase another $26.9 million in ARS from clients through 2020 under legal settlements and awards.
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

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2016
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities ("ARS") Owned (1)
Auction Rate Preferred Securities	$86,750	$1,156	$85,594	Discounted Cash Flow	Discount Rate (2)	0.94% to 1.29%	1.11%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.77%	0.77%
Municipal Auction Rate Securities	25	—	25	Discounted Cash Flow	Discount Rate (4)	1.64%	1.64%
					Duration	4.5 years	4.5 years
					Current Yield (3)	1.19%	1.19%
Student Loan Auction Rate Securities	300	21	279	Discounted Cash Flow	Discount Rate (5)	2.49%	2.49%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.43%	1.43%
Other (7)	3,625	422	3,203	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	88.36% of par	88.36% of par
	$90,700	$1,599	$89,101
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$6,372	$(911)	$7,283	Discounted Cash Flow	Discount Rate (2)	0.94% to 1.29%	1.11%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.77%	0.77%
Auction Rate Preferred Securities	20,495	142	20,353	Discounted Cash Flow	Discount Rate (2)	0.94% to 1.29%	1.11%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.77%	0.77%
	$26,867	$(769)	$27,636
Total	$117,567	$830	$116,737

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at June 30, 2016.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 0.86%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 0.94%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.29%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amounts, unrealized gains and losses, are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet at June 30, 2016.

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

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at June 30, 2016 would result in a decrease in the fair value of $1.1 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at June 30, 2016 would result in a decrease in the fair value of $2.2 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2016, the Company had a valuation adjustment (unrealized loss) of $1.6 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of June 30, 2016, the Company also had a net valuation adjustment (unrealized gain) of $769,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, comprised of unrealized gains of $911,000 and unrealized losses of $142,000, which are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet. The total valuation adjustment was $830,000 as of June 30, 2016. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds at June 30, 2016:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,614	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,629	1,251	N/A	N/A
	$7,243	$1,251

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
For financial instruments categorized in Level 3 of the fair value hierarchy measured on a non-recurring basis, primarily for MSRs, the OMHHF Valuation Committee, which is comprised of the OMHHF President & Chief Executive Officer, and OMHHF Chief Operating Officer, is responsible for the MSR model and resulting fair valuations. The OMHHF Valuation Committee performs its review of the model and assumptions and its impairment analysis on a quarterly basis. On an annual basis, the Company utilizes an external valuation consultant to validate that the internal MSR model is functioning appropriately. The OMHHF Valuation Committee compares assumptions used for unobservable inputs, such as for discount rates, estimated life, and costs of servicing, to that used by the external valuation consultant for reasonableness. The model output and resulting valuation multiples are reviewed for reasonableness and consistency. Where available, comparisons are performed to recent MSR sales in the secondary market. The Company's management reviews the results of both the quarterly reviews and annual impairment analysis.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016

(Expressed in thousands)
	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22,156	$—	$—	$22,156
Deposits with clearing organizations	22,975	—	—	22,975
Securities owned:
U.S. Treasury securities (1)	593,897	—	—	593,897
U.S. Agency securities	4,515	18,387	—	22,902
Sovereign obligations	—	32	—	32
Corporate debt and other obligations	—	40,311	—	40,311
Mortgage and other asset-backed securities	—	3,875	—	3,875
Municipal obligations	—	106,636	25	106,661
Convertible bonds	—	56,582	—	56,582
Corporate equities	38,612	—	—	38,612
Money markets	495	—	—	495
Auction rate securities	—	—	89,101	89,101
Securities owned, at fair value	637,519	225,823	89,126	952,468
Investments (2)	—	—	158	158
Loans held for sale (3)	—	1,743	—	1,743
Derivative contracts:
TBAs	—	1,296	—	1,296
Interest rate lock commitments	—	—	13,453	13,453
ARS purchase commitments	—	—	911	911
Derivative contracts, total	—	1,296	14,364	15,660
Total	$682,650	$228,862	$103,648	$1,015,160
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	179,554	$—	$—	$179,554
U.S. Agency securities	—	8	—	8
Corporate debt and other obligations	—	23,811	—	23,811
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	12,505	—	12,505
Corporate equities	43,127	—	—	43,127
Securities sold, but not yet purchased, at fair value	222,681	36,351	—	259,032
Derivative contracts:
Futures	950	—	—	950
Foreign currency forward contracts	6	—	—	6
TBAs	—	12,507	—	12,507
ARS purchase commitments	—	—	142	142
Derivative contracts, total	956	12,507	142	13,605
Total	$223,637	$48,858	$142	$272,637

(1)	$562,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015

(Expressed in thousands)
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,000	$—	$—	$13,000
Deposits with clearing organizations	31,456	—	—	31,456
Securities owned:
U.S. Treasury securities (1)	436,533	—	—	436,533
U.S. Agency securities	25,240	46,176	—	71,416
Sovereign obligations	—	1,665	—	1,665
Corporate debt and other obligations	—	16,138	—	16,138
Mortgage and other asset-backed securities	—	3,504	—	3,504
Municipal obligations	—	30,051	81	30,132
Convertible bonds	—	54,693	—	54,693
Corporate equities	34,475	—	—	34,475
Money markets	35	—	—	35
Auction rate securities	—	—	86,802	86,802
Securities owned, at fair value	496,283	152,227	86,883	735,393
Investments (2)	—	—	157	157
Loans held for sale (3)	—	60,234	—	60,234
Securities purchased under agreements to resell (4)	—	206,499	—	206,499
Derivative contracts:
TBAs	—	6,448	—	6,448
Interest rate lock commitments	—	—	9,161	9,161
Derivative contracts, total	—	6,448	9,161	15,609
Total	$540,739	$425,408	$96,201	$1,062,348
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$75,653	$—	$—	$75,653
U.S. Agency securities	—	15	—	15
Sovereign obligations	—	1,817	—	1,817
Corporate debt and other obligations	—	1,652	—	1,652
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	5,951	—	5,951
Corporate equities	41,378	—	—	41,378
Securities sold, but not yet purchased, at fair value	117,031	9,462	—	126,493
Derivative contracts:
Futures	249	—	—	249
Foreign currency forward contracts	2	—	—	2
TBAs	—	11,619	—	11,619
Interest rate lock commitments	—	—	923	923
ARS purchase commitments	—	—	1,369	1,369
Derivative contracts, total	251	11,619	2,292	14,162
Total	$117,282	$21,081	$2,292	$140,655

(1)	$562,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(4)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between any of the levels in the three and six months ended June 30, 2016.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2016
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$85	$2	$—	$(62)	$—	$25
Auction rate securities (1)(6)(7)	84,185	1,341	5,000	(1,425)	—	89,101
Interest rate lock commitments (2)	14,024	(571)	—	—	—	13,453
Investments	161	(3)	—	—	—	158
ARS purchase commitments (3)	1,540	(629)	—	—	—	911
Liabilities
ARS purchase commitments (3)	559	417	—	—	—	142

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$104	$(22)	$—	$(20)	$—	$62
Auction rate securities (1)(6)(7)	99,057	(998)	2,500	(175)	—	100,384
Interest rate lock commitments (2)	11,424	(6,364)	—	—	—	5,060
Investments	184	31	—	—	—	215
Liabilities
Interest rate lock commitments (2)	544	(139)	—	—	—	683
ARS purchase commitments (3)	797	(237)	—	—	—	1,034

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2016

		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$81	$6	$—	$(62)	$—	$25
Auction rate securities (1)(6)(7)	86,802	3,574	11,775	(13,050)	—	89,101
Interest rate lock commitments (2)	9,161	4,292	—	—	—	13,453
Investments	157	1	—	—	—	158
ARS purchase commitments (3)	—	911	—	—	—	911
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	1,227	—	—	—	142

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(5)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(82)	$—	$(20)	$—	$62
Auction rate securities (1)(6)(7)	91,422	(63)	10,725	(1,700)	—	100,384
Interest rate lock commitments (2)	7,576	(2,516)	—	—	—	5,060
Investments	193	22	—	—	—	215
Liabilities
Interest rate lock commitments (2)	1,222	539	—	—	—	683
ARS purchase commitments (3)	902	(132)	—	—	—	1,034

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

Assets and liabilities not measured at fair value as of June 30, 2016

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of June 30, 2016		As of June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$85,381	$85,381	$85,381	$—	$—	$85,381
Deposits with clearing organization	19,935	19,935	19,935	—	—	19,935
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	216,419	216,419	—	216,419	—	216,419
Receivables from brokers	42,763	42,763	—	42,763	—	42,763
Securities failed to deliver	17,541	17,541	—	17,541	—	17,541
Clearing organizations	24,669	24,669	—	24,669	—	24,669
Other	13,916	13,916	—	13,916	—	13,916
	315,308	315,308	—	315,308	—	315,308
Receivable from customers	780,670	780,670	—	780,670	—	780,670
Mortgage servicing rights (1)	1,993	6,170	—	—	6,170	6,170
Investments (2)	53,941	53,941	—	53,941	—	53,941

(1)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of June 30, 2016		As of June 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$26,759	$26,759	$26,759	$—	$—	$26,759
Bank call loans	151,900	151,900	—	151,900	—	151,900
Payables to brokers, dealers and clearing organizations:
Securities loaned	125,548	125,548	—	125,548	—	125,548
Payable to brokers	1,068	1,068	—	1,068	—	1,068
Securities failed to receive	23,491	23,491	—	23,491	—	23,491
Other	22,255	22,255	—	22,255	—	22,255
	172,362	172,362	—	172,362	—	172,362
Payables to customers	596,441	596,441	—	596,441	—	596,441
Securities sold under agreements to repurchase	432,912	432,912	—	432,912	—	432,912
Warehouse payable (1)	1,486	1,486	—	1,486	—	1,486
Senior secured notes	150,000	152,345	—	152,345	—	152,345

(1)	Included in liabilities held for sale on the condensed consolidated balance sheet. See Note 3 for details.

Assets and liabilities not measured at fair value as of December 31, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$50,364	$50,364	$50,364	$—	$—	$50,364
Deposits with clearing organization	18,034	18,034	18,034	—	—	18,034
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	224,672	224,672	—	224,672	—	224,672
Receivables from brokers	49,458	49,458	—	49,458	—	49,458
Securities failed to deliver	7,799	7,799	—	7,799	—	7,799
Clearing organizations	25,030	25,030	—	25,030	—	25,030
Other	58,832	58,832	—	58,832	—	58,832
	365,791	365,791	—	365,791	—	365,791
Receivable from customers	840,355	840,355	—	840,355	—	840,355
Mortgage servicing rights (1)	28,168	41,838	—	—	41,838	41,838
Investments (2)	53,286	53,286	—	53,286	—	53,286

(1)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,011	$48,011	$48,011	$—	$—	$48,011
Bank call loans	100,200	100,200	—	100,200	—	100,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	130,658	130,658	—	130,658	—	130,658
Payable to brokers	3,316	3,316	—	3,316	—	3,316
Securities failed to receive	21,513	21,513	—	21,513	—	21,513
Other	9,059	9,059	—	9,059	—	9,059
	164,546	164,546	—	164,546	—	164,546
Payables to customers	594,833	594,833	—	594,833	—	594,833
Securities sold under agreements to repurchase	651,445	651,445	—	651,445	—	651,445
Warehouse payable (1)	54,341	54,341	—	54,341	—	54,341
Senior secured notes	150,000	154,568	—	154,568	—	154,568

(1)	Included in liabilities held for sale on the condensed consolidated balance sheet. See Note 3 for details.

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the loan trading portfolio is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at June 30, 2016 or December 31, 2015.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
On October 1, 2013, the Company also elected the fair value option for loans held for sale which reside in OMHHF and are included in assets held for sale on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At June 30, 2016, the Company did not carry any loans held for sale for a period longer than 90 days. At June 30, 2016, the book value and fair value of loans held for sale was $1.6 million and $1.7 million, respectively.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended June 30, 2016 and 2015, there were no derivative instruments that were designated and qualified as a cash flow hedge.
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

The notional amounts and fair values of the Company's derivatives at June 30, 2016 and December 31, 2015 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at June 30, 2016
	Description	Notional	Fair Value
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$134,400	$1,296
	Interest rate lock commitments	186,205	13,453
	ARS purchase commitments	6,372	911
		$326,977	$15,660
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,503,000	$950
Other contracts	Foreign exchange forward contracts	400	6
	TBAs	134,400	1,309
	TBA sale contracts	187,809	11,198
	ARS purchase commitments	20,495	142
		$4,846,104	$13,605

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended June 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,306)
Other contracts	Foreign exchange forward contracts	Other revenue	(6)
	TBAs	Principal transactions revenue	(4)
	TBA sale contracts	Other revenue	(228)
	Interest rate lock commitments	Other revenue	(571)
	ARS purchase commitments	Principal transactions revenue	(212)
			$(2,327)

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
			$179

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Six Months Ended June 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(3,061)
Other contracts	Foreign exchange forward contracts	Other revenue	11
	TBAs	Principal transactions revenue	(13)
	Interest rate lock commitments	Other revenue	5,215
	ARS purchase commitments	Principal transactions revenue	2,138
	Forward sale commitments	Other revenue	(8,129)
			$(3,839)

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

7.        Collateralized transactions
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At June 30, 2016, bank call loans were $151.9 million ($100.2 million at December 31, 2015). At June 30, 2016, such loans were collateralized by firm and customer securities with market values of approximately $173.0 million and $171.6 million, respectively, with commercial banks.
At June 30, 2016, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $96.3 million under securities loan agreements.
At June 30, 2016, the Company had pledged $343.1 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2016:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$665,135
Securities loaned:
Equity securities	125,548
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$790,683

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2016 and December 31, 2015:

As of June 30, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$232,223	$(232,223)	$—	$—	$—	$—
Securities borrowed (1)	216,419	—	216,419	(210,012)	—	6,407
Total	$448,642	$(232,223)	$216,419	$(210,012)	$—	$6,407

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$665,135	$(232,223)	$432,912	$(425,411)	$—	$7,501
Securities loaned (2)	125,548	—	125,548	(123,587)	—	1,961
Total	$790,683	$(232,223)	$558,460	$(548,998)	$—	$9,462

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$282,042	$(75,543)	$206,499	$(203,266)	$—	$3,233
Securities borrowed (1)	224,672	—	224,672	(219,099)	—	5,573
Total	$506,714	$(75,543)	$431,171	$(422,365)	$—	$8,806

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$726,988	$(75,543)	$651,445	$(645,498)	$—	$5,947
Securities loaned (2)	130,658	—	130,658	(122,650)	—	8,008
Total	$857,646	$(75,543)	$782,103	$(768,148)	$—	$13,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2016, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $211.1 million ($217.0 million at December 31, 2015) and $232.4 million ($278.8 million at December 31, 2015), respectively, of which the Company has sold and re-pledged approximately $26.2 million ($36.0 million at December 31, 2015) under securities loaned transactions and $232.4 million under repurchase agreements ($278.8 million at December 31, 2015).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $657.5 million, as presented on the face of the condensed consolidated balance sheet at June 30, 2016 ($546.3 million at December 31, 2015). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $173.0 million at June 30, 2016 ($142.7 million at December 31, 2015).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2016 are receivables from two major U.S. broker-dealers totaling approximately $107.9 million.
Warehouse Facilities
The Company reached an agreement with RBS Citizens, NA ("Citizens") that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen's syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At June 30, 2016, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation ("NSCC"), the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at June 30, 2016 are with the FICC. In addition, the Company began clearing its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services and Oppenheimer through BNP Securities Corp. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At June 30, 2016, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which historically engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC provides a facility that allows OMHHF to fund the loan at the closing table. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in liabilities held for sale on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At June 30, 2016, OMHHF had $1.5 million ($54.3 million at December 31, 2015) outstanding under the warehouse facility line at a variable interest rate of one month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three and six months ended June 30, 2016 and was $159,000 and $359,000, respectively ($385,000 and $510,000, respectively, for the three and six months ended June 30, 2015).
As discussed in Note 6, Fair value measurements, the Company enters into TBA sale contracts to offset exposures related to commitments to provide funding for FHA loans at OMHHF. In the normal course of business, the Company may be exposed to the risk that counterparties to these TBA sale contracts are unable to fulfill their contractual obligations.
8.        Variable interest entities ("VIEs")
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at June 30, 2016 and December 31, 2015:

(Expressed in thousands)
	At June 30, 2016
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$320,101	$656	$—	$—	$656
Private equity funds	37,100	15	—	2	17
Total	$357,201	$671	$—	$2	$673

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	At December 31, 2015
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$1,775,503	$1,354	$—	$—	$1,354
Private equity funds	54,800	27	—	2	29
Total	$1,830,303	$1,381	$—	$2	$1,383

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

9.        Commercial mortgage banking
The Commercial Mortgage Banking segment, which operates out of OMHHF, became a discontinued operation during second quarter of 2016. See Note 3 for further details.
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income were $5.3 million and $6.5 million for the three and six months ended June 30, 2016, respectively ($7.8 million and $16.0 million for the three and six months ended June 30, 2015, respectively).
Funding Commitments
OMHHF provides its clients with commitments to fund FHA-insured permanent or constructions loans. Upon providing these commitments to fund, OMHHF enters into TBA sale contracts directly or indirectly with counterparties to offset its exposures related to these funding commitments. See Note 6, Fair value measurements, for more information.
Loans Held For Sale
OMHHF advances funds from its own cash reserves in addition to obtaining financing through warehouse facilities in order to fund initial loan closing and subsequent construction loan draws. Prior to the GNMA securitization of a loan, a loan held for sale is recorded on the condensed consolidated balance sheet. Loans held for sale are recorded at fair value through earnings.
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $27.6 million at June 30, 2016 ($421.5 million at December 31, 2015). These amounts are not included on the condensed consolidated balance sheet as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC-insured limits or other institutionally provided insurance. The combined uninsured balance with relation to escrow accounts at June 30, 2016 was approximately $15.7 million. OMHHF places these deposits with major financial institutions where it believes the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors as of June 30, 2016 and December 31, 2015 was as follows:

(Expressed in thousands)
	As of June 30, 2016	As of December 31, 2015
Unpaid principal balance of loans	$196,726	$3,974,292
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
OMHHF estimates the initial fair value of the servicing rights based on the present value of future net servicing income, adjusted for factors such as discount rate and prepayment. OMHHF uses the amortization method for subsequent measurement, subject to annual impairment. See Note 6, Fair value measurements, for more information.

The fair value of the servicing rights on the loan portfolio was $6.2 million and $41.8 million at June 30, 2016 and December 31, 2015, respectively (carrying value of $2.0 million and $28.2 million at June 30, 2016 and December 31, 2015, respectively). The following tables summarize the changes in carrying value of MSRs for the six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	For the Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$28,168	$30,140
Originations	2,311	3,491
Purchases	478	653
Disposals	(1,753)	—
Sale of MSRs	(25,987)	(4,569)
Amortization expense	(1,224)	(495)
Balance at end of period	$1,993	$29,220

Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
	Originated MSRs	Purchased MSRs	Total MSRs
2016	$97	$19	$116
2017	195	37	232
2018	195	37	232
2019	195	37	232
2020	195	37	232
Thereafter	791	158	949
	$1,668	$325	$1,993
The Company receives fees during the course of servicing the mortgage loans. The fees for the three and six months ended June 30, 2016 and 2015 were as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Servicing fees	$1,409	$1,454	$2,864	$2,921
Ancillary fees	49	93	154	194
Total MSR fees	$1,458	$1,547	$3,018	$3,115

10.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At June 30, 2016	At December 31, 2015
Senior Secured Notes	4/15/2018	$150,000	$150,000
Unamortized Debt Issuance Costs		890	1,132
		$149,110	$148,868
On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At June 30, 2016, the Company was in compliance with all of its covenants.
As discussed in Note 3, "Discontinued operations", the Company has sold most of the assets of its Commercial Mortgage Banking business which operates out of its OMHHF subsidiary. Under the indenture for the Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from asset sales must either be used within twelve months from the date to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture, or if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
Interest expense for both the three and six months ended June 30, 2016 and 2015 on the Notes was $3.3 million and $6.6 million, respectively.
11.        Share capital
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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Class A Stock outstanding, beginning of period	13,263,532	13,634,831	13,238,486	13,530,688
Issued pursuant to shared-based compensation plans	7,163	15,318	272,483	119,461
Repurchased and canceled pursuant to the stock buy-back	(10,980)	—	(251,254)	—
Class A Stock outstanding, end of period	13,259,715	13,650,149	13,259,715	13,650,149
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

During the three and six months ended June 30, 2016, the Company purchased and canceled an aggregate of 10,980 and 251,254 shares of Class A Stock, respectively, for a total consideration of $163,900 ($14.93 per share) and $3.8 million ($15.12 per share), respectively, under the New Program. As of June 30, 2016, 318,864 shares were available to be purchased under the New Program.
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
12.        Contingencies
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $54.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2016, the Company purchased and holds (net of redemptions) approximately $90.7 million in ARS from its clients. In addition, the Company is committed to purchase another $26.9 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $34.3 million of ARS principal value as of June 30, 2016. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2016, no ARS purchase commitments related to legal settlements extended past 2020.
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

Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the Bank Secrecy Act and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. As of June 30, 2016, the Company was fully reserved for the remaining $10.0 million related to the aforementioned matters.
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
For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds ("ETFs"). On June 7, 2016, Oppenheimer entered into a settlement with FINRA of its inquiry pursuant to which Oppenheimer consented to a censure and to pay a fine of $2.3 million and to pay restitution to eligible clients of approximately $717,000. All amounts due under the settlement had been previously accrued.

13.        Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At June 30, 2016, the net capital of Oppenheimer as calculated under the Rule was $120.5 million or 11.05% of Oppenheimer's aggregate debit items. This was $98.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. At June 30, 2016, Freedom had net capital of $5.7 million, which was $5.6 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At June 30, 2016, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 10.72% (required 4.5%);

•	Tier 1 Capital ratio 10.72% (required 6.0%); and

•	Total Capital ratio 12.14% (required 8.0%).
At June 30, 2016, the regulatory capital of Oppenheimer Investments Asia Limited was $1.9 million, which was $1.5 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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
The Commercial Mortgage Banking segment became a discontinued segment during second quarter of 2016. See Note 3 for further details.
The table below presents information about the reported revenue and net income before taxes from continuing operations of the Company for the three and six months ended June 30, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Private client (1)	$121,358	$133,783	$248,902	$273,715
Asset management (1)	22,770	25,344	45,744	49,805
Capital markets	65,524	69,531	126,589	141,697
Corporate/Other	2,422	(699)	5,795	(83)
Total	$212,074	$227,959	$427,030	$465,134

Income (loss) before income taxes from continuing operations
Private client (1)	$14,345	$13,402	$30,662	$30,159
Asset management (1)	5,703	7,801	12,471	15,687
Capital markets	4,045	3,623	(2,753)	10,358
Corporate/Other	(29,339)	(25,927)	(52,966)	(51,491)
Total	$(5,246)	$(1,101)	$(12,586)	$4,713
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.

Revenue, from continuing operations, classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2016 and 2015, was as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Americas	$202,821	$218,748	$406,290	$443,393
Europe/Middle East	8,440	8,332	19,032	19,304
Asia	813	879	1,708	2,437
Total	$212,074	$227,959	$427,030	$465,134
15.        Subsequent events
On July 21, 2016, the Company, through its OMHHF subsidiary, entered into an agreement with Berkeley Point Capital LLC to sell its entire portfolio of construction loans including the associated servicing rights for cash consideration of $3.7 million.
On July 29, 2016, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 26, 2016 to holders of Class A Stock and Class B Stock of record on August 12, 2016.

16.        Condensed consolidating financial information
The Company's Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indenture for the Notes contains covenants with restrictions which are discussed in Note 10. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company (referred to as "Parent" for purposes of this Note only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company.
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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$606	$525	$106,406	$—	$107,537
Deposits with clearing organizations	—	—	42,910	—	42,910
Receivable from brokers, dealers and clearing organizations	—	—	315,308	—	315,308
Receivable from customers, net of allowance for credit losses of $2,543	—	—	780,670	—	780,670
Income tax receivable	39,056	27,984	—	(49,506)	17,534
Securities owned, including amounts pledged of $657,527, at fair value	—	1,261	950,645	—	951,906
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $61,671 and $8,062, respectively	—	—	33,012	—	33,012
Office facilities, net of accumulated depreciation of $107,810	—	21,274	6,606	—	27,880
Assets held for sale	—	—	21,764	—	21,764
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	100	2,502	105,017	—	107,619
Deferred tax assets	48	309	39,147	(39,504)	—
Investment in subsidiaries	582,743	522,841	—	(1,105,584)	—
Intercompany receivables	45,929	29,362	—	(75,291)	—
Total assets	$668,482	$718,616	$2,571,074	$(1,382,443)	$2,575,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$26,759	$—	$26,759
Bank call loans	—	—	151,900	—	151,900
Payable to brokers, dealers and clearing organizations	—	—	172,362	—	172,362
Payable to customers	—	—	596,441	—	596,441
Securities sold under agreements to repurchase	—	—	432,912	—	432,912
Securities sold, but not yet purchased, at fair value	—	—	259,032	—	259,032
Liabilities held for sale	—	—	36,490	—	36,490
Accrued compensation	—	—	108,097	—	108,097
Accounts payable and other liabilities	3,020	35,089	72,258	—	110,367
Income tax payable	2,440	22,189	24,877	(49,506)	—
Senior secured notes, net of debt issuance costs of $890	149,110	—	—	—	149,110
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $61,198	—	10	49,641	(39,504)	10,147
Intercompany payables	—	62,204	13,087	(75,291)	—
Total liabilities	154,570	119,492	2,056,414	(276,859)	2,053,617
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	513,912	599,124	506,460	(1,105,584)	513,912
Noncontrolling interest	—	—	8,200	—	8,200
Total stockholders' equity	513,912	599,124	514,660	(1,105,584)	522,112
Total liabilities and stockholders' equity	$668,482	$718,616	$2,571,074	$(1,382,443)	$2,575,729

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$907	$2,586	$59,871	$—	$63,364
Deposits with clearing organizations	—	—	49,490	—	49,490
Receivable from brokers, dealers and clearing organizations	—	—	365,791	—	365,791
Receivable from customers, net of allowance for credit losses of $2,545	—	—	840,355	—	840,355
Income tax receivable	33,801	27,536	—	(49,106)	12,231
Securities purchased under agreements to resell	—	—	206,499	—	206,499
Securities owned, including amounts pledged of $546,334, at fair value	—	1,183	733,648	—	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $54,919 and $8,444, respectively	—	—	32,849	—	32,849
Office facilities, net of accumulated depreciation of $104,812	—	20,793	7,492	—	28,285
Assets held for sale	—	—	99,881	—	99,881
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	69	3,224	91,546	—	94,839
Deferred tax assets	317	330	40,456	(41,103)	—
Investment in subsidiaries	577,320	532,651	—	(1,109,971)	—
Intercompany receivables	60,187	13,185	—	(73,372)	—
Total assets	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$48,011	$—	$48,011
Bank call loans	—	—	100,200	—	100,200
Payable to brokers, dealers and clearing organizations	—	—	164,546	—	164,546
Payable to customers	—	—	594,833	—	594,833
Securities sold under agreements to repurchase	—	—	651,445	—	651,445
Securities sold, but not yet purchased, at fair value	—	—	126,493	—	126,493
Liabilities held for sale	—	—	74,680	—	74,680
Accrued compensation	—	—	149,092	—	149,092
Accounts payable and other liabilities	3,235	35,812	69,590	—	108,637
Income tax payable	2,440	22,189	24,477	(49,106)	—
Senior secured notes, net of debt issuance costs of $1,132	148,868	—	—	—	148,868
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $63,481	—	—	47,220	(41,103)	6,117
Intercompany payables	—	62,204	11,168	(73,372)	—
Total liabilities	154,543	120,205	2,174,313	(276,139)	2,172,922
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	518,058	593,841	516,130	(1,109,971)	518,058
Noncontrolling interest	—	—	7,024	—	7,024
Total stockholders' equity	518,058	593,841	523,154	(1,109,971)	525,082
Total liabilities and stockholders' equity	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$92,591	$—	$92,591
Advisory fees	—	—	66,511	(407)	66,104
Investment banking	—	—	18,881	—	18,881
Interest	—	2,556	12,016	(2,565)	12,007
Principal transactions, net	—	22	7,555	—	7,577
Other	—	81	14,913	(80)	14,914
Total revenue	—	2,659	212,467	(3,052)	212,074
EXPENSES
Compensation and related expenses	356	—	141,365	—	141,721
Communications and technology	34	—	17,604	—	17,638
Occupancy and equipment costs	—	—	15,064	(80)	14,984
Clearing and exchange fees	—	—	6,199	—	6,199
Interest	3,282	—	4,255	(2,565)	4,972
Other	523	2	31,688	(407)	31,806
Total expenses	4,195	2	216,175	(3,052)	217,320
Income (loss) before income taxes	(4,195)	2,657	(3,708)	—	(5,246)
Income taxes	(3,272)	999	(354)	—	(2,627)
Net income (loss) from continuing operations	(923)	1,658	(3,354)	—	(2,619)

Discontinued operations
Income from discontinued operations	—	—	15,366	—	15,366
Income taxes	—	—	6,036	—	6,036
Net income from discontinued operations	—	—	9,330	—	9,330

Equity in earnings of subsidiaries	6,111	4,453	—	(10,564)	—
Net income	5,188	6,111	5,976	(10,564)	6,711
Less net income attributable to noncontrolling interest, net of tax	—	—	1,523	—	1,523
Net income attributable to Oppenheimer Holdings Inc.	5,188	6,111	4,453	(10,564)	5,188
Other comprehensive loss	—	—	(654)	—	(654)
Total comprehensive income	$5,188	$6,111	$3,799	$(10,564)	$4,534

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$196,424	$—	$196,424
Advisory fees	—	—	132,890	(760)	132,130
Investment banking	—	—	31,264	—	31,264
Interest	—	5,113	25,068	(5,132)	25,049
Principal transactions, net	—	52	14,143	—	14,195
Other	—	159	27,967	(158)	27,968
Total revenue	—	5,324	427,756	(6,050)	427,030
EXPENSES
Compensation and related expenses	743	—	289,473	—	290,216
Communications and technology	62	—	35,256	—	35,318
Occupancy and equipment costs	—	—	30,045	(158)	29,887
Clearing and exchange fees	—	—	13,120	—	13,120
Interest	6,563	—	8,408	(5,132)	9,839
Other	1,196	5	60,795	(760)	61,236
Total expenses	8,564	5	437,097	(6,050)	439,616
Income (loss) before income taxes	(8,564)	5,319	(9,341)	—	(12,586)
Income taxes	(4,986)	2,003	(3,456)	—	(6,439)
Net income (loss) from continuing operations	(3,578)	3,316	(5,885)	—	(6,147)

Discontinued operations
Income from discontinued operations	—	—	14,709	—	14,709
Income taxes	—	—	5,760	—	5,760
Net income from discontinued operations	—	—	8,949	—	8,949

Equity in earnings of subsidiaries	4,919	1,603	—	(6,522)	—
Net income	1,341	4,919	3,064	(6,522)	2,802
Less net income attributable to noncontrolling interest, net of tax	—	—	1,461	—	1,461
Net income attributable to Oppenheimer Holdings Inc.	1,341	4,919	1,603	(6,522)	1,341
Other comprehensive income	—	—	219	—	219
Total comprehensive income	$1,341	$4,919	$1,822	$(6,522)	$1,560

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$103,556	$—	$103,556
Advisory fees	—	—	72,654	(411)	72,243
Investment banking	—	—	29,020	—	29,020
Interest	—	2,557	11,321	(2,565)	11,313
Principal transactions, net	—	—	3,571	(30)	3,541
Other	—	96	8,266	(76)	8,286
Total revenue	—	2,653	228,388	(3,082)	227,959
EXPENSES
Compensation and related expenses	263	—	153,542	—	153,805
Communications and technology	42	—	16,265	—	16,307
Occupancy and equipment costs	—	—	15,987	(76)	15,911
Clearing and exchange fees	—	—	6,231	—	6,231
Interest	3,281		3,389	(2,565)	4,105
Other	258	45	32,839	(441)	32,701
Total expenses	3,844	45	228,253	(3,082)	229,060
Income (loss) before income taxes	(3,844)	2,608	135	—	(1,101)
Income taxes	(1,521)	923	998	—	400
Net income (loss) from continuing operations	(2,323)	1,685	(863)	—	(1,501)

Discontinued operations
Income from discontinued operations	—	—	3,731	—	3,731
Income taxes	—	—	1,585	—	1,585
Net income from discontinued operations	—	—	2,146	—	2,146

Equity in earnings of subsidiaries	2,618	933	—	(3,551)	—
Net income	295	2,618	1,283	(3,551)	645
Less net income attributable to noncontrolling interest, net of tax	—	—	350	—	350
Net income attributable to Oppenheimer Holdings Inc.	295	2,618	933	(3,551)	295
Other comprehensive income	—	—	1,317	—	1,317
Total comprehensive income	$295	$2,618	$2,250	$(3,551)	$1,612

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$213,251	$—	$213,251
Advisory fees	—	—	144,074	(865)	143,209
Investment banking	—	—	56,325	—	56,325
Interest	—	5,123	22,022	(5,129)	22,016
Principal transactions, net	—	—	12,122	(84)	12,038
Other	—	191	18,255	(151)	18,295
Total revenue	—	5,314	466,049	(6,229)	465,134
EXPENSES
Compensation and related expenses	575	—	314,054	—	314,629
Communications and technology	67	—	33,312	—	33,379
Occupancy and equipment costs	—	—	31,763	(151)	31,612
Clearing and exchange fees	—	—	12,633	—	12,633
Interest	6,562	—	6,442	(5,129)	7,875
Other	546	113	60,583	(949)	60,293
Total expenses	7,750	113	458,787	(6,229)	460,421
Income (loss) before income taxes	(7,750)	5,201	7,262	—	4,713
Income taxes	(3,001)	1,770	3,786	—	2,555
Net income (loss) from continuing operations	(4,749)	3,431	3,476	—	2,158

Discontinued operations
Income from discontinued operations	—	—	7,768	—	7,768
Income taxes	—	—	3,160	—	3,160
Net income from discontinued operations	—	—	4,608	—	4,608

Equity in earnings of subsidiaries	10,763	7,332	—	(18,095)	—
Net income	6,014	10,763	8,084	(18,095)	6,766
Less net income attributable to noncontrolling interest, net of tax	—	—	752	—	752
Net income attributable to Oppenheimer Holdings Inc.	6,014	10,763	7,332	(18,095)	6,014
Other comprehensive income	—	—	750	—	750
Total comprehensive income	$6,014	$10,763	$8,082	$(18,095)	$6,764

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$7,191	$(2,061)	$(45,845)	$—	$(40,715)
Cash flows from investing activities:
Purchase of office facilities	—	—	(2,572)	—	(2,572)
Proceeds from sale of assets	—	—	43,252	—	43,252
Cash provided by investing activities	—	—	40,680	—	40,680
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,947)	—	—	—	(2,947)
Repurchase of Class A non-voting common stock for cancellation	(3,798)	—	—	—	(3,798)
Tax deficiency from share-based awards	(747)	—	—	—	(747)
Increase in bank call loans, net	—	—	51,700	—	51,700
Cash flow provided by (used in) financing activities	(7,492)	—	51,700	—	44,208
Net increase (decrease) in cash and cash equivalents	(301)	(2,061)	46,535	—	44,173
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$606	$525	$106,406	$—	$107,537

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$2,883	$1,128	$(130,399)	$—	$(126,388)
Cash flows from investing activities:
Purchase of office facilities	—	—	(1,913)	—	(1,913)
Cash used in investing activities	—	—	(1,913)	—	(1,913)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,023)	—	—	—	(3,023)
Tax deficiency from share-based awards	(270)	—	—	—	(270)
Increase in bank call loans, net	—	—	118,100	—	118,100
Cash flow provided by (used in) financing activities	(3,293)	—	118,100	—	114,807
Net increase (decrease) in cash and cash equivalents	(410)	1,128	(14,212)	—	(13,494)
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$29	$2,685	$47,599	$—	$50,313

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2016, the Company provided its services from 94 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of June 30, 2016 totaled approximately $78.7 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At June 30, 2016, client assets under management totaled $24.3 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing and is in the process of selling its remaining operating assets and discontinuing its business. At June 30, 2016, the Company employed 3,201 employees (3,124 full-time and 77 part-time), of whom approximately 1,199 were financial advisers.
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
During the three months ended June 30, 2016, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act ("Dodd Frank") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. It is too early to tell if other rules will become final and the impact of these proposed rules on the Company.
In April 2016, the Department of Labor (DOL) finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisors who provide investment advice will need to meet greater conflict of interest standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.

The DOL rules provide for a Best Interest Contract (BIC) exemption, which would, under some circumstances, allow advisors to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The new fiduciary standard definitions for investment advice were effective on June 7, 2016 but compliance with the new rules under most circumstances is postponed until April 10, 2017 and full compliance with the BIC and other exemptions is delayed until January 1, 2018.

However, given the breadth of the new definitions and rules, some forms of compensation traditionally associated with the recruiting of financial advisors and the ability of financial advisors to have clients transfer their IRA and retirement accounts may be impacted prior to the dates set forth above. The rule may also have implications for long term incentive programs designed to reward financial advisors for increasing their business and their assets under management and administration. The Company is reviewing its business and operating models in light of these new rules as they are expected to bring significant structural and operational changes to the Company and are likely to have a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs.  Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties.  It is likely that the DOL will issue further clarifying guidance in the coming weeks and months.
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
The adoption of rules under Basel II have resulted in a number of large international banks adopting new business models which has included the abandonment of a variety of securities related businesses deemed to present excessive risks and requiring substantial capital that was not justified by the related returns. In addition, the European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as Mifid II) that would prevent broker dealers from "bundling" the cost of research together with trading commissions. The long term effects of these changes on the markets and on competition are impossible to predict.
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
The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. FinCEN has proposed new rules on customer due diligence which the Company expects will become final in 2016 with an effective date in 2017. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act ("BSA") and the Foreign Corrupt Practices Act ("FCPA") with respect to the amount of diligence and on-

going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has increased staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures.
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
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This would include a review for what those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and is completing its assessment of them in the context of its current liquidity risk management strategies and has begun to make necessary enhancements to its procedures.
Other Regulatory Matters
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. As part of its engagement of the independent law firm, the Company agreed that the recommendations of the independent law firm be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm. The Company has implemented a substantial number of recommendations made by the independent law firm. As of June 30, 2016, the independent law firm's review was ongoing including that of sub-contractors engaged to perform reviews requiring specific expertise.

For several quarters, Oppenheimer has been responding to information requests from FINRA regarding the sale of leveraged and inverse exchange traded funds ("ETFs"). On June 7, 2016, Oppenheimer entered into a settlement with FINRA of its inquiry pursuant to which Oppenheimer consented to a censure and to pay a fine of $2.3 million and to pay restitution to eligible clients of approximately $717,000.
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
Since January 2016, Oppenheimer has been responding to information requests from FINRA regarding the purchase of Class A mutual fund shares by not-for-profit organizations and certain qualified retirement plans that were eligible in some cases for lower cost mutual fund alternative share classes. Oppenheimer is continuing to cooperate with FINRA in this inquiry.
In February 2016, Oppenheimer received an inquiry from the State of Michigan regarding purported unlicensed investment advisory activities carried on by certain Oppenheimer financial advisors during the period 2009-2015. In 2009, Michigan changed its licensing law to provide that financial advisors register their FINRA Series 65 investment advisory representative license with the State of Michigan's Department of Licensing and Regulatory Affairs ("Department of Licensing"). Prior to 2009, no such licensing requirement existed. On July 18, 2016, Oppenheimer entered into a Consent Agreement with the Department of Licensing pursuant to which Oppenheimer, without admitting or denying liability, agreed to pay a fine in the amount of $650,000 and, in addition, make a total contribution of $250,000 to the Department of Licensing's Securities Investor Education and Training Fund over a period of five years.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2016, the Company purchased and holds (net of redemptions) approximately $90.7 million in ARS from its clients. As of June 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $26.9 million from clients through 2020 under legal settlements and awards.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company's clients held at Oppenheimer approximately $79.5 million of ARS at June 30, 2016 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
Other Matters
The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and some or all of these may result in enforcement proceedings as a result of its business conducted in the various states. In particular, many states have become more aggressive and have imposed larger fines in connection with state registration violations than was heretofore the case.
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

Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company maintains a data center which is housed in a location different from its headquarters. The move to new headquarters in 2012 required additional outlays for business continuity purposes although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company's infrastructure and occupancy. The Company continues to review the adequacy of its remote data center and anticipates that over the next few years, it may make a determination to move the center to a more remote location than where it currently resides.
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
Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients' data, access to its data processing environment, and its data processing facilities. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing. Given the importance of protection of client data, there has developed increased regulatory oversight of cybersecurity planning and protections have been put in place by broker-dealers and other financial service providers. This planning is subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future, as the sophistication and persistency of such attacks increase.
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
Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $5.2 million or $0.39 basic earnings per share for the second quarter of 2016 compared with net income attributable to Oppenheimer Holdings Inc. of $295,000 or $0.02 basic earnings per share for the second quarter of 2015. Loss before income taxes from continuing operations was $5.2 million for the second quarter of 2016 compared with loss before income taxes of $1.1 million for the second quarter of 2015. Net income from discontinued operations was $9.3 million for the second quarter of 2016 compared with net income from discontinued operations of $2.1 million for the second quarter of 2015. Revenue from continuing operations for the second quarter of 2016 was $212.1 million compared with revenue from continuing operations of $228.0 million for the second quarter of 2015, a decrease of 7.0%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2016 compared to the same period in 2015:

(Expressed in thousands)	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(10,965)	(10.6)	$(16,827)	(7.9)
Advisory fees	(6,139)	(8.5)	(11,079)	(7.7)
Investment banking	(10,139)	(34.9)	(25,061)	(44.5)
Interest	694	6.1	3,033	13.8
Principal transactions, net	4,036	114.0	2,157	17.9
Other	6,628	80.0	9,673	52.9
Total revenue	(15,885)	(7.0)	(38,104)	(8.2)
Expenses
Compensation and related expenses	(12,084)	(7.9)	(24,413)	(7.8)
Communications and technology	1,331	8.2	1,939	5.8
Occupancy and equipment costs	(927)	(5.8)	(1,725)	(5.5)
Clearing and exchange fees	(32)	(0.5)	487	3.9
Interest	867	21.1	1,964	24.9
Other	(895)	(2.7)	943	1.6
Total expenses	(11,740)	(5.1)	(20,805)	(4.5)
Income (loss) before income taxes	(4,145)	376.5	(17,299)	*
Income taxes	(3,027)	*	(8,994)	*
Net income (loss) from continuing operations	(1,118)	74.5	(8,305)	*

Discontinued operations
Income from discontinued operations	11,635	311.8	6,941	89.4
Income taxes	4,451	280.8	2,600	82.3
Net income from discontinued operations	7,184	334.8	4,341	94.2

Net Income	6,066	940.5	(3,964)	(58.6)
Less net income attributable to noncontrolling interest, net of tax	1,173	335.1	709	94.3
Net income attributable to Oppenheimer Holdings Inc.	$4,893	1,658.6	$(4,673)	(77.7)

*	Not comparable
Second Quarter 2016
Revenue
Commission revenue was $92.6 million for the second quarter of 2016, a decrease of 10.6% compared with $103.6 million for the second quarter of 2015, due to a lower financial adviser headcount and reduced transaction volumes from retail investors during the second quarter of 2016.
Advisory fees were $66.1 million for the second quarter of 2016, a decrease of 8.5% compared with $72.2 million for the second quarter of 2015. Assets under management decreased 10.8% from $26.6 billion to $23.7 billion from March 31, 2015 to March 31, 2016, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue decreased 34.9% to $18.9 million for the second quarter of 2016 compared with $29.0 million for the second quarter of 2015 due to lower merger and acquisition advisory fees and equity underwriting income during the second quarter of 2016.
Interest revenue was $12.0 million for second quarter of 2016, an increase of 6.1% compared with $11.3 million for the second quarter of 2015. The increase is attributable to an increase of $1.4 million in interest from higher holdings in U.S. government and agency securities and securities purchased under agreement to resell, offset by a decrease of $700,000 in interest revenue on margin extended to customers.
Principal transactions revenue increased 114.0% to $7.6 million during the second quarter of 2016 compared with $3.5 million for the second quarter of 2015 due primarily to mark-to-market volatility in equities trading and in the valuation allowance for auction rate securities.
Other revenue was $14.9 million for the second quarter of 2016, an increase of 80.0% compared to $8.3 million for the second quarter of 2015. The increase is primarily due to increases in fees earned on FDIC-insured bank deposits, customer service charges and the value of assets underlying a deferred compensation plan during the second quarter of 2016.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $141.7 million during the second quarter of 2016, a decrease of
7.9% compared to the second quarter of 2015. The decrease was due to lower production, incentive, and share-based compensation expenses during the second quarter of 2016. Compensation and related expenses as a percentage of revenue was 66.8% during the second quarter of 2016 compared to 67.5% during the second quarter of 2015.

Non-compensation expenses were $75.6 million during the second quarter of 2016, roughly flat compared to the same period in 2015, as higher communications and technology costs were offset by lower occupancy and equipment costs during the second quarter of 2016.

The effective income tax rate from continuing operations for the second quarter of 2016 was 50.1% (benefit) compared with 36.3% (expense) for the second quarter of 2015. The elevated income tax benefit during the second quarter of 2016 was primarily due to book-to-tax return adjustments recorded during the period partially offset by non-deductible regulatory charges. The effective income tax rate from continuing operations for the second quarter of 2015 was negatively impacted due to increases in reserves taken on tax positions, non-deductible regulatory charges, as well as lower operating results of the international businesses (which benefit from lower tax rates) and by the size of these factors relative to loss before income taxes.
Year-to-date 2016
Revenue
Commission revenue was $196.4 million for the six months ended June 30, 2016, a decrease of 7.9% compared with $213.3 million for the six months ended June 30, 2015, due to reduced transaction volumes from retail investors during the six months ended June 30, 2016.
Advisory fees were $132.1 million for the six months ended June 30, 2016, a decrease of 7.7% compared with $143.2 million for the six months ended June 30, 2015. Assets under management decreased 6.9% from $25.9 billion to $24.1 billion from December 31, 2014 to December 31, 2015 and 10.8% from $26.6 billion to $23.7 billion from March 31, 2015 to March 31, 2016, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue decreased 44.5% to $31.3 million for the six months ended June 30, 2016 compared with $56.3 million for the six months ended June 30, 2015 due to lower merger and acquisition advisory fees and equity underwriting income during the six months ended June 30, 2016.
Interest revenue was $25.0 million for the six months ended June 30, 2016, an increase of 13.8% compared with $22.0 million for the six months ended June 30, 2015. The increase is attributable to an increase of $4.0 million in interest from higher holdings in U.S. government and agency securities and securities purchased under agreement to resell, offset by a decrease of $973,000 in interest revenue on margin extended to customers during the six months ended June 30, 2016.
Principal transactions revenue increased 17.9% to $14.2 million for the six months ended June 30, 2016 compared with $12.0 million for the six months ended June 30, 2015, due primarily to mark-to-market volatility in equities trading and in the valuation allowance for auction rate securities, offset by lower trading profits in fixed income during the six months ended June 30, 2016.
Other revenue was $28.0 million for the six months ended June 30, 2016, an increase of 52.9% compared to $18.3 million for the six months ended June 30, 2015. The increase is primarily due to an increase in fees earned on FDIC-insured bank deposits offset by a decrease in customer service charges during the six months ended June 30, 2016.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $290.2 million for the six months ended June 30, 2016, a decrease of 7.8% compared to $314.6 million for the six months ended June 30, 2015. The decrease was due to lower production, incentive, and share-based compensation expenses during the six months ended June 30, 2016. Compensation and related expenses as a percentage of revenue was 68.0% during the six months ended June 30, 2016 compared to 67.6% during the six months ended June 30, 2015.
Non-compensation expenses were $149.4 million during the six months ended June 30, 2016, an increase of 2.5% compared to $145.8 million for the six months ended June 30, 2015, due to higher legal, regulatory, consulting, communications and technology costs offset by lower occupancy and equipment costs during the six months ended June 30, 2016.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company's reportable business segments for the three and six months ended June 30, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Revenue
Private Client	$121,358	$133,783	(9.3)	$248,902	$273,715	(9.1)
Asset Management	22,770	25,344	(10.2)	45,744	49,805	(8.2)
Capital Markets	65,524	69,531	(5.8)	126,589	141,697	(10.7)
Corporate/Other	2,422	(699)	*	5,795	(83)	*
	$212,074	$227,959	(7.0)	$427,030	$465,134	(8.2)

Income (loss) before income taxes from continuing operations
Private Client	$14,345	$13,402	7.0	$30,662	$30,159	1.7
Asset Management	5,703	7,801	(26.9)	12,471	15,687	(20.5)
Capital Markets	4,045	3,623	11.6	(2,753)	10,358	*
Corporate/Other	(29,339)	(25,927)	13.2	(52,966)	(51,491)	2.9
	$(5,246)	$(1,101)	376.5	$(12,586)	$4,713	*

*	Not comparable
Private Client
Private Client reported revenue of $121.4 million for the second quarter of 2016, 9.3% lower than the second quarter of 2015, due to lower levels of transaction-based business during the second quarter of 2016. Income before income taxes was $14.3 million for the second quarter of 2016, an increase of 7.0% compared with the second quarter of 2015, due to lower legal and regulatory costs attributed to Private Client during the second quarter of 2016.

•	Client assets under administration were $78.7 billion at both June 30, 2016 and December 31, 2015.

•	Financial adviser headcount was 1,199 at the end of the second quarter of 2016 (1,223 at the end of the first quarter of 2016), down from 1,273 at the end of the second quarter of 2015.

•	Retail commissions were $51.9 million for the second quarter of 2016, a decrease of 17.5% from the second quarter of 2015.

•
Advisory fee revenue on traditional and alternative managed products was $44.5 million for the second quarter of 2016, a decrease of 7.6% over the second quarter of 2015 (see Asset Management below for further information).

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $8.4 million during the second quarter of 2016 versus $3.0 million for the second quarter of 2015. The increase was due to higher short-term interest rates as well as to the discontinued offering of retail money market funds to clients and the transfer of these balances into the FDIC-insured bank deposit program during the second quarter of 2015.

Asset Management
Asset Management reported revenue of $22.8 million for the second quarter of 2016, 10.2% lower than the second quarter of 2015. Income before income taxes was $5.7 million for the second quarter of 2016, a decrease of 26.9% compared with the second quarter of 2015.

•
Advisory fee revenue on traditional and alternative managed products was $21.6 million for the second quarter of 2016, a decrease of 10.3% over the second quarter of 2015. Advisory fees are calculated based on the value of client assets under management ("AUM") at the end of the prior quarter which totaled $23.7 billion at March 31, 2016 ($26.6 billion at March 31, 2015) and are allocated to the Private Client and Asset Management business segments.

•
AUM decreased 5.1% to $24.3 billion at June 30, 2016 compared to $25.6 billion at June 30, 2015, which is the basis for advisory fee billings for the third quarter of 2016. The decrease in AUM was comprised of asset depreciation of $0.9 billion and net redemption of assets of $0.4 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2016:

(Expressed in millions)
	For the Three Months Ended June 30, 2016
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$19,939	$741	$(666)	$377	$20,391
Institutional Fixed Income (2)	1,197	7	(13)	25	1,216
Alternative Investments:
Hedge Funds (3)	2,358	64	(31)	99	2,490
Private Equity Funds (4)	252	—	—	(74)	178
	$23,746	$812	$(710)	$427	$24,275

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

Capital Markets
Capital Markets reported revenue of $65.5 million for the second quarter of 2016, 5.8% lower than the second quarter of 2015, primarily due to lower merger and acquisition advisory fees and equity underwriting income during the second quarter of 2016. Income before income taxes was $4.0 million for the second quarter of 2016, an increase of 11.6% compared with income before income taxes of $3.6 million for the second quarter of 2015 due to lower incentive compensation costs during the second quarter of 2016.

•	Institutional equities commissions decreased 2.4% to $26.9 million for the second quarter of 2016 compared with the second quarter of 2015.

•
Advisory fees from investment banking activities decreased 28.8% to $7.2 million in the second quarter of 2016 compared with the prior year quarter due to a decrease in completed mergers and acquisitions activity during the second quarter of 2016.

•
Equity underwriting fees decreased 47.5% to $5.4 million for the second quarter of 2016 compared with the prior year quarter due to a significant decrease in equity underwriting activity during the second quarter of 2016.

•
Revenue from Taxable Fixed Income increased 15.0% to $18.0 million for the second quarter of 2016 compared with the second quarter of 2015 due to increases in debt capital markets activity during the period.

•	Public Finance and Municipal Trading revenue increased 2.8% to $6.1 million for the second quarter of 2016 compared with the second quarter of 2015.

Discontinued Operations
On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans(consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights, to Walker & Dunlop, LLC. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio becomes current or is modified. The Company recorded a net gain of $14.9 million related to this transaction. During the second quarter of 2016, OMHHF also sold its business pipeline of mortgage loans for approximately $1.5 million. On July 21, 2016, OMHHF entered into an agreement with Berkeley Point Capital LLC to sell its entire portfolio of construction loans including the associated servicing rights for cash consideration of $3.7 million. The sale is expected to be completed in the next reporting period at which time the Company intends to substantially complete the wind down of the OMHHF business.
Liquidity and Capital Resources
Total assets at June 30, 2016 decreased by 4.5% from December 31, 2015. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company's longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2016, the Company had $151.9 million of such borrowings outstanding compared to outstanding borrowings of $100.2 million at December 31, 2015. The Company also has some availability of short-term bank financing on an unsecured basis.
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
As discussed in Note 3 and above, "Discontinued operations", the Company has sold most of the assets of its Commercial Mortgage Banking business which operates out of its OMHHF subsidiary for cash consideration of approximately $45.0 million. Under the indenture for the Senior Secured Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from asset sales must either be used within twelve months from the date to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture, or if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.2 million and $387,000, respectively, at June 30, 2016. See Note 13 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.6 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through June 30, 2016 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes. Upon completion of the redemption and retirement on April 15, 2014, $150.0 million aggregate principal amount of the Notes remains outstanding. See Note 10 to the condensed consolidated financial statements in Item 1 herein for further discussion. The Company intends at appropriate times to continue to redeem outstanding Notes if and when funds become available for this purpose.
On June 23, 2016, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B2' rating on the Notes and revised its outlook to positive from stable. On July 5, 2016, S&P affirmed the Company's 'B' Corporate Family rating and 'B' rating on the Notes and revised its outlook to positive from stable.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $3.6 million in forgivable notes to employees (which are inherently illiquid) for the three months ended June 30, 2016 ($3.8 million for the three months ended June 30, 2015) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2016, bank call loans were $151.9 million ($100.2 million at December 31, 2015 and $177.5 million at June 30, 2015). The average daily bank loan outstanding for the three and six months ended June 30, 2016 was $96.0 million and $104.8 million, respectively ($133.3 million and $108.7 million for the three and six months ended June 30, 2015, respectively). The largest daily bank loan outstanding for the three and six months ended June 30, 2016 was $154.3 million and $192.2 million, respectively ($225.7 million for both the three and six months ended June 30, 2015). The average weighted interest rate on bank call loans applicable on June 30, 2016 was 1.51%.
At June 30, 2016, securities loaned balances totaled $125.5 million ($130.7 million at December 31, 2015 and $209.2 million at June 30, 2015). The average daily securities loan balance for the three and six months ended June 30, 2016 was $183.2 million and $186.3 million, respectively ($177.0 million and $165.0 million for the three and six months ended June 30, 2015, respectively). The largest daily stock loan balance for the three and six months ended June 30, 2016 was $240.9 million and $241.7 million, respectively ($244.2 million for both the three and six months ended June 30, 2015).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
At June 30, 2016, the gross balances of reverse repurchase agreements and repurchase agreements were $232.2 million and $665.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2016 was $526.4 million and 1.1 billion, respectively ($352.7 million and $855.8 million, respectively, for the three months ended June 30, 2015). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2016 was $920.3 million and $1.5 billion, respectively ($746.8 million and $1.3 billion, respectively, for the three months ended June 30, 2015).
At June 30, 2016, the gross leverage ratio was 4.9.
OMHHF, which historically engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At June 30, 2016, OMHHF had $1.5 million outstanding under the warehouse facility line at a variable interest rate of 1 month LIBOR plus a spread. Interest expense for the three and six months ended June 30, 2016 was $159,000 and $359,000, respectively ($385,000 and $510,000 for the three and six months ended June 30, 2015, respectively).
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
Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(40,715)	$(126,388)
Cash provided by (used in) investing activities	40,680	(1,913)
Cash provided by financing activities	44,208	114,807
Net increase (decrease) in cash and cash equivalents	$44,173	$(13,494)
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

Other Matters
During the second quarter of 2016, the Company purchased and canceled 10,980 shares of Class A Stock for a total consideration of $163,900 pursuant to its share repurchase program.
On July 29, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 26, 2016 to stockholders of record on August 12, 2016.
The book value of the Company's Class A and Class B Stock was $38.45 at June 30, 2016 compared to $38.84 at December 31, 2015, based on total outstanding shares of 13,359,380 and 13,338,166, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2016 was 13,367,248 compared to 13,745,957 outstanding for the same period in 2015.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2016, the Company purchased and holds (net of redemptions) approximately $90.7 million in ARS from its clients. In addition, the Company is committed to purchase another $26.9 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2016, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At June 30, 2016, the amount of ARS held by the Company that was below investment grade was $3.7 million and the amount of ARS that was unrated was $25,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at June 30, 2016
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$90,700	$1,599	$89,101
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	26,867	(769)	27,636
Total	$117,567	$830	$116,737

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at June 30, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at June 30, 2016.

(2)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at June 30, 2016. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $34.3 million of ARS as of June 30, 2016.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $830,000 as of June 30, 2016. The valuation adjustment is comprised of $1.6 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of June 30, 2016 and $769,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of June 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $34.3 million of ARS as of June 30, 2016. Since the Company was not committed to purchase this amount as of June 30, 2016, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 6 and Note 7 to the condensed consolidated financial statements in Item 1 herein.
Contractual Obligations
The following table sets forth the Company's contractual obligations as of June 30, 2016:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$267	$41	$72	$47	$107
Committed Capital	5	5	—	—	—
Regulatory Settlements (1)	10	10	—	—	—
Senior Secured Notes (2)(3)	176	13	163	—	—
ARS Purchase Commitments (1)	27	2	19	6	—
Total	$485	$71	$254	$53	$107

(1)	See Note 12 to the condensed consolidated financial statements appearing in Item 1 for additional information

(2)	See Note 10 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(3)	Includes interest payable of $26.3 million through maturity.

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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2016, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $54.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made twelve offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and April 25, 2016. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of June 30, 2016, the Company had purchased and holds (net of redemptions) approximately $90.7 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of June 30, 2016, Oppenheimer had extended margin loans to eight holders of Eligible ARS from Massachusetts.
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
As of June 30, 2016, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. As of June 30, 2016, there are no pending ARS- related cases against Oppenheimer. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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
On October 21, 2015, plaintiff Enrico Vaccaro, individually and on behalf of others similarly situated, filed a putative class action complaint in the Supreme Court of the State of New York, County of New York, on behalf of purchasers of New Source Energy Partners, L.P. ("NSLP") 11% Series A Cumulative Convertible Preferred Units ("NSLP Complaint"). Plaintiff named as defendants NSLP, as well as certain officers and directors of NSLP, and underwriters Oppenheimer, Stifel, Nicolaus & Company, Inc., Robert W. Baird & Co. Inc., Janney Montgomery Scott LLC, and Wunderlich Securities, Inc. Plaintiff alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act pursuant to and/or traceable to NSLP’s prospectus supplement and accompanying prospectus, filed with the SEC on May 7, 2015, and the base prospectus and shelf registration statement filed with the SEC and declared effective on April 21, 2014 ("NSLP Offering Documents"). The NSLP Complaint alleged that the NSLP Offering Documents failed to disclose certain cash flow problems facing NSLP and sought damages, equitable relief, and attorneys' fees and costs. On or around November 13, 2015, the defendants removed the state court action to the United States District Court for the Southern District of New York ("SDNY"). On or around March 30, 2016, NSLP filed with the SDNY notice of its March 15, 2016 voluntary petition for relief under chapter 7 title 11 of the United States Bankruptcy Code, which operates as an automatic stay of the claims as to NSLP. On June 20, 2016, Plaintiffs filed an amended class action complaint ("NSLP Amended Complaint"), which seeks unspecified damages, including interest, punitive and exemplary damages, as well as rescission. Underwriter Defendants, including Oppenheimer, believe they have meritorious defenses to the NSLP Amended Complaint.
In October 2015, a claimant filed a FINRA Arbitration (No. 15-02841) against Oppenheimer captioned Board of Bernalillo County Commissioners vs. BOSC, Inc., Oppenheimer & Co. Inc., Thomas Wayne Hayes and Royce Owen Simpson. The statement of claim alleges that Oppenheimer and its former employee Simpson, as well as BOSC, Inc. and its former employee Hayes, violated the New Mexico Securities Act by recommending a concentrated portfolio of fixed income securities with a longer than appropriate average maturity which resulted in the portfolio being exposed to significant interest rate risk that was unsuitable for one of the county's investment objectives of preserving capital. The county has alleged damages against all respondents in excess of $16.0 million. The arbitration hearing has been scheduled to commence in June of 2017. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

Item 1A.    Risk Factors
During the six months ended June 30, 2016, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the second quarter of 2016, the Company issued 7,163 shares of Class A Stock pursuant to the Company’s share-based compensation programs for no cash consideration.

(b)	Not applicable.
(c)In the three months ended June 30, 2016, the Company purchased and canceled 10,980 shares of Class A Stock for total consideration of $163,900 ($14.93 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2016	—	$—	—	329,844
May 2016	—	—	—	329,844
June 2016	10,980	14.93	10,980	318,864
Total	10,980	$14.93	10,980	318,864
Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 29th day of July, 2016.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)