Form 10-Q
period 2016-09-30
OPPENHEIMER HOLDINGS INC
filed 2016-10-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 28, 2016 was 13,261,095 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2016	December 31, 2015 (1)
ASSETS
Cash and cash equivalents	$99,044	$63,364
Deposits with clearing organizations	35,614	49,490
Receivable from brokers, dealers and clearing organizations	255,818	365,791
Receivable from customers, net of allowance for credit losses of $2,503 ($2,545 in 2015)	798,048	840,355
Income tax receivable	20,065	12,231
Securities purchased under agreements to resell	—	206,499
Securities owned, including amounts pledged of $799,379 ($546,334 in 2015), at fair value	1,027,933	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $64,763 and $8,037, respectively ($54,919 and $8,444, respectively, in 2015)	31,120	32,849
Office facilities, net of accumulated depreciation of $109,278 ($104,812 in 2015)	28,321	28,285
Assets held for sale	11,748	99,881
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	106,381	94,839
Total assets	$2,583,681	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$31,414	$48,011
Bank call loans	132,000	100,200
Payable to brokers, dealers and clearing organizations	154,168	164,546
Payable to customers	517,681	594,833
Securities sold under agreements to repurchase	528,113	651,445
Securities sold, but not yet purchased, at fair value	295,507	126,493
Liabilities held for sale	20,605	74,680
Accrued compensation	120,976	149,092
Accounts payable and other liabilities	105,770	108,637
Senior secured notes, net of debt issuance costs of $769 ($1,132 in 2015)	149,231	148,868
Deferred tax liabilities, net of deferred tax assets of $62,014 ($63,481 in 2015)	12,204	6,117
Total liabilities	2,067,669	2,172,922
Commitments and contingencies (Note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,268,439 and 13,238,486 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	59,331	57,387
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	59,464	57,520
Contributed capital	40,525	44,438
Retained earnings	413,508	417,001
Accumulated other comprehensive loss	(1)	(901)
Total Oppenheimer Holdings Inc. stockholders' equity	513,496	518,058
Noncontrolling interest	2,516	7,024
Total stockholders' equity	516,012	525,082
Total liabilities and stockholders' equity	$2,583,681	$2,698,004
(1)     Amounts have been recast to reflect discontinued operations. See Note 3 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2016	2015 (1)	2016	2015 (1)
REVENUE
Commissions	$90,023	$101,243	$286,447	$314,494
Advisory fees	67,452	69,557	199,582	212,766
Investment banking	20,280	16,548	51,544	72,873
Interest	11,291	13,759	36,340	35,775
Principal transactions, net	4,922	2,309	19,117	14,347
Other	17,836	4,062	45,804	22,357
Total revenue	211,804	207,478	638,834	672,612
EXPENSES
Compensation and related expenses	142,308	139,314	432,524	453,943
Communications and technology	17,201	16,396	52,519	49,775
Occupancy and equipment costs	14,909	16,083	44,796	47,695
Clearing and exchange fees	5,886	6,909	19,006	19,542
Interest	4,687	4,228	14,526	12,103
Other	28,623	27,121	89,859	87,414
Total expenses	213,614	210,051	653,230	670,472
Income (loss) before income taxes from continuing operations	(1,810)	(2,573)	(14,396)	2,140
Income taxes	(751)	(1,437)	(7,190)	1,118
Net income (loss) from continuing operations	(1,059)	(1,136)	(7,206)	1,022

Discontinued operations
Income from discontinued operations	888	1,046	15,597	8,814
Income taxes	475	687	6,235	3,847
Net income from discontinued operations	413	359	9,362	4,967

Net income (loss)	(646)	(777)	2,156	5,989
Less net income attributable to noncontrolling interest, net of tax	66	131	1,527	883
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(712)	$(908)	$629	$5,106

Basic earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.08)	$(0.08)	$(0.54)	$0.07
Discontinued operations	0.03	0.01	0.59	0.30
Net earnings (loss) per share	$(0.05)	$(0.07)	$0.05	$0.37
Diluted earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.08)	$(0.08)	$(0.54)	$0.07
Discontinued operations	0.03	0.01	0.59	0.29
Net earnings (loss) per share	$(0.05)	$(0.07)	$0.05	$0.36

Dividends declared per share	$0.11	$0.11	$0.33	$0.33
Weighted average number of common shares outstanding
Basic	13,366,863	13,690,698	13,371,296	13,713,578
Diluted	13,366,863	13,690,698	13,371,296	14,339,205
(1)    Amounts have been recast to reflect discontinued operations. See Note 3 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2016	2015	2016	2015
Net income (loss)	$(646)	$(777)	$2,156	$5,989
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	681	(916)	900	(166)
Comprehensive income (loss)	35	(1,693)	3,056	5,823
Less net income attributable to noncontrolling interests	66	131	1,527	883
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(31)	$(1,824)	$1,529	$4,940

(1)	Total other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2016	2015
Share capital
Balance at beginning of period	$57,520	$62,397
Issuance of Class A non-voting common stock	5,776	3,373
Repurchase of Class A non-voting common stock for cancellation	(3,832)	(6,618)
Balance at end of period	59,464	59,152
Contributed capital
Balance at beginning of period	44,438	45,118
Tax deficiency from share-based awards	(751)	(235)
Share-based expense	3,955	3,289
Vested employee share plan awards	(7,117)	(5,056)
Balance at end of period	40,525	43,116
Retained earnings
Balance at beginning of period	417,001	421,047
Net income attributable to Oppenheimer Holdings Inc.	629	5,106
Dividends paid ($0.33 per share)	(4,417)	(4,531)
Preferred dividends received	295	—
Balance at end of period	413,508	421,622
Accumulated other comprehensive loss
Balance at beginning of period	(901)	(918)
Currency translation adjustment	900	(166)
Balance at end of period	(1)	(1,084)
Total Oppenheimer Holdings Inc. stockholders' equity	513,496	522,806
Noncontrolling interest
Balance at beginning of period	7,024	6,088
Net income attributable to noncontrolling interest	1,527	883
Dividends paid	(5,740)	—
Preferred dividends paid	(295)	—
Balance at end of period	2,516	6,971
Total stockholders' equity	$516,012	$529,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2016	2015
Cash flows from operating activities
Net income for the period	$2,156	$5,989
Adjustments to reconcile net income to net cash used in operating activities
Payment of taxes due for vested share-based awards related to amounts the Company withheld on behalf of its employees to meet minimum statutory tax withholding requirements	(1,341)	(1,683)
Non-cash items included in net income:
Depreciation and amortization of office facilities and leasehold improvements	4,366	5,471
Deferred income taxes	(4,473)	1,103
Amortization of notes receivable	9,844	9,742
Amortization of debt issuance costs	363	364
Amortization of mortgage servicing rights	44	829
Provision for credit losses	(42)	77
Share-based compensation	3,230	2,569
Gain on sale of assets	(17,526)	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	—	17,739
Deposits with clearing organizations	13,876	(24,860)
Receivable from brokers, dealers and clearing organizations	105,196	(84,333)
Receivable from customers	42,349	(31,948)
Income tax receivable	8,965	(1,865)
Securities purchased under agreements to resell	206,499	251,606
Securities owned	(293,103)	(197,476)
Notes receivable	(8,115)	(8,434)
Loans held for sale	60,234	(14,807)
Mortgage servicing rights	169	(283)
Other assets	(10,647)	(1,668)
Increase (decrease) in operating liabilities:
Drafts payable	(16,597)	(11,371)
Payable to brokers, dealers and clearing organizations	(10,378)	(6,648)
Payable to customers	(77,152)	40,160
Securities sold under agreements to repurchase	(123,332)	(224,366)
Securities sold, but not yet purchased	169,014	219,154
Accrued compensation	(29,132)	(39,285)
Accounts payable and other liabilities	(59,012)	4,425
Cash used in operating activities	(24,545)	(89,799)
Cash flows from investing activities
Purchase of office facilities	(4,397)	(3,613)
Proceeds from sale of assets	47,562	—
Cash provided by (used in) investing activities	43,165	(3,613)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,417)	(4,531)
Cash dividends paid to noncontrolling interest	(5,740)	—
Repurchase of Class A non-voting common stock for cancellation	(3,832)	(6,618)
Tax deficiency from share-based awards	(751)	(235)
Increase in bank call loans, net	31,800	88,300
Cash provided by financing activities	17,060	76,916
Net increase (decrease) in cash and cash equivalents	35,680	(16,496)
Cash and cash equivalents, beginning of period	63,364	63,807
Cash and cash equivalents, end of period	$99,044	$47,311
Schedule of non-cash financing activities
Employee share plan issuance	$5,776	$3,373
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,678	$9,568
Cash (received) paid during the period for income taxes, net of refunds	$(4,023)	$5,972
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
The Company provides its services from 92 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly- owned subsidiary, Oppenheimer Investment Management LLC ("OIM"), both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During the second and third quarter of 2016, the Company has sold substantially all of the assets of OMHHF.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker-dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"). The accompanying December 31, 2015 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of September 30, 2016, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded in the condensed consolidated balance sheet was $2.5 million.

2.        New accounting pronouncements
Recently Adopted
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the disclosure of variable interest entities ("VIEs") but did not have a material impact on the Company's condensed consolidated financial statements. See Note 8, Variable interest entities, below.
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
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the Company's fair value disclosures but did not have a material impact on the Company's condensed consolidated financial statements. See Note 6, Fair value measurements, below.
Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU was originally effective for the annual reporting period in the fiscal year that begins after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date." which provides amendments that defer the effective date of ASU 2014-09 by one year. In 2016, the FASB additionally issued ASU No. 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, "Identifying Performance Obligations and Licensing"; and ASU 2016-12 Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients. The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on its financial condition, results of operations and cash flows, and disclosures related thereto.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management of an entity to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and also provide disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU on its disclosure.

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
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires the recognition of a right-of use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this ASU which it expects will have a material impact on its condensed consolidated financial statements. Since the Company has operating leases in over 100 locations, the Company expects to recognize a significant right-of use asset and lease liability on its condensed consolidated balance sheet upon adoption of this ASU.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal year beginning after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The adoption of the ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial Instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for the fiscal year beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASC 2016-15 "Classification of Certain Cash Receipts and Cash Payments," which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flow. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

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

On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans (consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights, to Walker & Dunlop, LLC. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio becomes current or is modified. The Company recorded a net gain of $14.9 million related to this transaction which is included in discontinued operations on the condensed consolidated statement of operations during the three month period ended June 30, 2016. During the second quarter of 2016, the Company also sold its business pipeline of mortgage loans for approximately $1.5 million.

During the three month period ended September 30, 2016, the Company recognized the $1.4 million that was withheld from the purchase price of the permanent mortgage loans as a result of the loan being modified. Also, the Company sold its construction loan portfolio and the associated mortgage servicing rights for approximately $3.8 million.

The Company made a dividend distribution to the noncontrolling interest in the amount of $5.7 million during the three month period ended September 30, 2016.

The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the condensed consolidated statements of operations. Prior-period amounts have been recast for discontinued operations.
The following is a summary of the assets and liabilities of OMHHF as of September 30, 2016 and December 31, 2015:

(Expressed in thousands)
	September 30, 2016	December 31, 2015
ASSETS
Securities owned	$563	$562
Loans held for sale	—	60,234
Mortgage servicing rights	268	28,168
Other assets	10,917	10,917
Total assets	$11,748	$99,881
LIABILITIES
Accounts payable and other liabilities	$20,605	$64,124
Deferred tax liability	—	10,556
Total liabilities	$20,605	$74,680

The following is a summary of revenue and expenses of OMHHF for the three and nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Interest	$112	$625	$921	$1,674
Principal transactions, net	(2,380)	(5,648)	(9,008)	2,579
Gain on sale of assets	—	—	14,916	—
Other	4,073	11,081	16,631	21,160
Total revenue	1,805	6,058	23,460	25,413
EXPENSES
Compensation and related expenses	573	3,432	4,225	10,108
Communications and technology	40	79	201	275
Occupancy and equipment costs	37	75	399	225
Interest	28	313	408	853
Other	239	1,113	2,630	5,138
Total expenses	917	5,012	7,863	16,599
Income before income taxes	$888	$1,046	$15,597	$8,814
Income attributable to noncontrolling interest before income taxes	$145	$171	$2,545	$1,438

The following is a summary of cash flows of OMHHF for the nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2016	2015
Cash (used in) provided by operating activities	$(4,143)	$8,005
Cash provided by investing activities	47,562	—
Cash used in financing activities (1)	(35,358)	(187)
Net increase in cash and cash equivalents	$8,061	$7,818
(1)    Includes cash dividends paid to the Parent and noncontrolling interest of $29.4 million and $5.7 million, respectively.
Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date loss before income taxes from continuing operations and income before income taxes in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and nine months ended September 30, 2016, the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $475,000 and $6.2 million, respectively, which is included in net income from discontinued operations in the condensed consolidated statement of operations and statement of comprehensive income (loss). Accordingly, the Company recognized a related income tax benefit of $751,000 and $7.2 million from continuing operations in the condensed consolidated statement of operations and statement of comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$(1,059)	$(1,136)	$(7,206)	$1,022
Net income from discontinued operations	413	359	9,362	4,967
Net income (loss)	(646)	(777)	2,156	5,989
Less net income attributable to noncontrolling interest, net of tax	66	131	1,527	883
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(712)	$(908)	$629	$5,106

Basic weighted average number of shares outstanding	13,366,863	13,690,698	13,371,296	13,713,578
Net dilutive effect of share-based awards, treasury method (1)	—	—	—	625,627
Diluted weighted average number of shares outstanding	13,366,863	13,690,698	13,371,296	14,339,205

Basic earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.08)	$(0.08)	$(0.54)	$0.07
Discontinued operations	0.03	0.01	0.59	0.30
Net earnings (loss) per share	$(0.05)	$(0.07)	$0.05	$0.37

Diluted earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.08)	$(0.08)	$(0.54)	$0.07
Discontinued operations	0.03	0.01	0.59	0.29
Net earnings (loss) per share	$(0.05)	$(0.07)	$0.05	$0.36

(1)
For both the three and nine months ended September 30, 2016, the diluted earnings (loss) per share computation does not include the anti-dilutive effect of 1,249,063 shares of Class A Stock granted under share-based compensation arrangements (1,304,185 and 40,309, respectively, for the three and nine months ended September 30, 2015).

5.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2016	December 31, 2015
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$155,725	$224,672
Receivable from brokers	27,691	49,458
Securities failed to deliver	16,782	7,799
Clearing organizations	16,399	25,030
Other	39,221	58,832
Total	$255,818	$365,791
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$133,205	$130,658
Payable to brokers	6,626	3,316
Securities failed to receive	13,862	21,513
Other	475	9,059
Total	$154,168	$164,546

6.        Fair value measurements
Securities owned and securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Securities Owned and Securities Sold, But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of September 30, 2016		As of December 31, 2015
	Owned (1)	Sold	Owned (1)	Sold
U.S. treasury, agency and sovereign obligations	$724,209	$223,037	$509,614	$77,485
Corporate debt and other obligations	32,262	8,708	16,138	1,652
Mortgage and other asset-backed securities	4,551	46	3,504	27
Municipal obligations	85,892	—	30,132	—
Convertible bonds	53,374	10,454	54,693	5,951
Corporate equities	37,057	53,262	34,475	41,378
Money markets	1,142	—	35	—
Auction rate securities	90,009	—	86,802	—
Total	$1,028,496	$295,507	$735,393	$126,493
(1)    $563,000 and $562,000 is included in assets held for sale on the condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively. See Note 3 for details.
Securities owned and securities sold, but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned at September 30, 2016 are corporate equities with estimated fair values of approximately $14.2 million ($14.0 million at December 31, 2015), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the condensed consolidated balance sheet.
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2016, the Company had $3.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2016, the Company purchased and holds (net of redemptions) approximately $92.0 million in ARS from its clients. In addition, the Company is committed to purchase another $25.5 million in ARS from clients through 2020 under legal settlements and awards.
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

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements at September 30, 2016
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities ("ARS") Owned (1)
Auction Rate Preferred Securities	$88,100	$1,665	$86,435	Discounted Cash Flow	Discount Rate (2)	1.52% to 1.56%	1.54%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.80% to 1.40%	1.11%
Municipal Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (4)	1.89%	1.89%
					Duration	4.5 years	4.5 years
					Current Yield (3)	1.41%	1.41%
Student Loan Auction Rate Securities	300	17	283	Discounted Cash Flow	Discount Rate (5)	2.62%	2.62%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.73%	1.73%
Other (7)	3,600	333	3,267	Secondary Market Trading Activity	Observable trades in inactive market for in portfolio securities	90.76% of par	90.76% of par
	$92,025	$2,016	$90,009
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$6,512	$(905)	$7,417	Discounted Cash Flow	Discount Rate (2)	1.52% to 1.56%	1.54%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.80% to 1.40%	1.11%
Auction Rate Preferred Securities	21,920	275	21,645	Discounted Cash Flow	Discount Rate (2)	1.52% to 1.56%	1.54%
					Duration	4.0 years	4.0 years
					Current Yield (3)	0.80% to 1.40%	1.11%
Municipal Auction Rate Securities	1	—	1	Discounted Cash Flow	Discount Rate (4)	1.89%	1.89%
					Duration	4.5 years	4.5 years
					Current Yield (3)	1.41%	1.41%
Student Loan Auction Rate Securities	21	1	20	Discounted Cash Flow	Discount Rate (5)	2.62%	2.62%
					Duration	7.0 years	7.0 years
					Current Yield (3)	1.73%	1.73%
	$28,454	$(629)	$29,083
Total	$120,479	$1,387	$119,092

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at September 30, 2016.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.01% to 1.42%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.08%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 1.42%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amounts, unrealized gains and losses, are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet at September 30, 2016.

(7)	Represents ARS issued by a credit default obligation structure that the Company has purchased.
The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short-term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at September 30, 2016 would result in a decrease in the fair value of $1.6 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at September 30, 2016 would result in a decrease in the fair value of $3.1 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2016, the Company had a valuation adjustment (unrealized loss) of $2.0 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of September 30, 2016, the Company also had a net valuation adjustment (unrealized gain) of $629,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, comprised of unrealized gains of $905,000 and unrealized losses of $276,000, which are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet. The total valuation adjustment was $1.4 million as of September 30, 2016. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds at September 30, 2016:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,466	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,570	1,251	N/A	N/A
	$7,036	$1,251

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

Valuation Process
The Company's Finance & Accounting ("F&A") group is responsible for the Company's fair value policies, processes and procedures. F&A is independent from the business units and trading desks and is headed by the Company's Chief Financial Officer ("CFO"), who has final authority over the valuation of the Company's financial instruments. The Finance Control Group ("FCG") within F&A is responsible for daily profit and loss reporting, front-end trading system position reconciliations, monthly profit and loss reporting, and independent price verification procedures.
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
For financial instruments categorized in Level 3 of the fair value hierarchy measured on a non-recurring basis, primarily for MSRs, the OMHHF Valuation Committee, which was comprised of the OMHHF President & Chief Executive Officer, and OMHHF Chief Operating Officer, was responsible for the MSR model and resulting fair valuations prior to the dissolution of OMHHF. The OMHHF Valuation Committee performed its review of the model and assumptions and its impairment analysis on a quarterly basis. On an annual basis, the Company utilized an external valuation consultant to validate that the internal MSR model is functioning appropriately. The OMHHF Valuation Committee compared assumptions used for unobservable inputs, such as for discount rates, estimated life, and costs of servicing, to that used by the external valuation consultant for reasonableness. The model output and resulting valuation multiples were reviewed for reasonableness and consistency. Where available, comparisons were performed to recent MSR sales in the secondary market. The Company's management reviewed the results of both the quarterly reviews and annual impairment analysis.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016

(Expressed in thousands)
	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$47,897	$—	$—	$47,897
Deposits with clearing organizations	23,989	—	—	23,989
Securities owned:
U.S. Treasury securities (1)	673,925	—	—	673,925
U.S. Agency securities	7,708	39,225	—	46,933
Sovereign obligations	—	3,351	—	3,351
Corporate debt and other obligations	—	32,262	—	32,262
Mortgage and other asset-backed securities	—	4,551	—	4,551
Municipal obligations	—	85,867	25	85,892
Convertible bonds	—	53,374	—	53,374
Corporate equities	37,057	—	—	37,057
Money markets	1,142	—	—	1,142
Auction rate securities	—	—	90,009	90,009
Securities owned, at fair value	719,832	218,630	90,034	1,028,496
Investments (2)	—	—	189	189
Derivative contracts:
TBAs	—	869	—	869
Interest rate lock commitments	—	—	53	53
ARS purchase commitments	—	—	905	905
Derivative contracts, total	—	869	958	1,827
Total	$791,718	$219,499	$91,181	$1,102,398
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$220,346	$—	$—	$220,346
U.S. Agency securities	—	33	—	33
Sovereign obligations	—	2,658	—	2,658
Corporate debt and other obligations	—	8,708	—	8,708
Mortgage and other asset-backed securities	—	46	—	46
Convertible bonds	—	10,454	—	10,454
Corporate equities	53,262	—	—	53,262
Securities sold, but not yet purchased, at fair value	273,608	21,899	—	295,507
Derivative contracts:
Futures	209	—	—	209
Foreign currency forward contracts	1	—	—	1
TBAs	—	927	—	927
ARS purchase commitments	—	—	276	276
Derivative contracts, total	210	927	276	1,413
Total	$273,818	$22,826	$276	$296,920

(1)	$563,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015

(Expressed in thousands)
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,000	$—	$—	$13,000
Deposits with clearing organizations	31,456	—	—	31,456
Securities owned:
U.S. Treasury securities (1)	436,533	—	—	436,533
U.S. Agency securities	25,240	46,176	—	71,416
Sovereign obligations	—	1,665	—	1,665
Corporate debt and other obligations	—	16,138	—	16,138
Mortgage and other asset-backed securities	—	3,504	—	3,504
Municipal obligations	—	30,051	81	30,132
Convertible bonds	—	54,693	—	54,693
Corporate equities	34,475	—	—	34,475
Money markets	35	—	—	35
Auction rate securities	—	—	86,802	86,802
Securities owned, at fair value	496,283	152,227	86,883	735,393
Investments (2)	—	—	157	157
Loans held for sale (3)	—	60,234	—	60,234
Securities purchased under agreements to resell (4)	—	206,499	—	206,499
Derivative contracts:
TBAs	—	6,448	—	6,448
Interest rate lock commitments	—	—	9,161	9,161
Derivative contracts, total	—	6,448	9,161	15,609
Total	$540,739	$425,408	$96,201	$1,062,348
Liabilities
Securities sold, but not yet purchased:
U.S. Treasury securities	$75,653	$—	$—	$75,653
U.S. Agency securities	—	15	—	15
Sovereign obligations	—	1,817	—	1,817
Corporate debt and other obligations	—	1,652	—	1,652
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	5,951	—	5,951
Corporate equities	41,378	—	—	41,378
Securities sold, but not yet purchased, at fair value	117,031	9,462	—	126,493
Derivative contracts:
Futures	249	—	—	249
Foreign currency forward contracts	2	—	—	2
TBAs	—	11,619	—	11,619
Interest rate lock commitments	—	—	923	923
ARS purchase commitments	—	—	1,369	1,369
Derivative contracts, total	251	11,619	2,292	14,162
Total	$117,282	$21,081	$2,292	$140,655

(1)	$562,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(4)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

There were no transfers between any of the levels in the three and nine months ended September 30, 2016.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2016
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$25	$—	$—	$—	$—	$25
Auction rate securities (1)(6)(7)	89,101	(417)	2,000	(675)	—	90,009
Interest rate lock commitments (2)	13,453	53	—	(13,453)	—	53
Investments	158	31	—	—	—	189
ARS purchase commitments (3)	911	(6)	—	—	—	905
Liabilities
ARS purchase commitments (3)	142	(134)	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment assets are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination-related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$62	$3	$—	$—	$—	$65
Auction rate securities (1)(6)(7)	100,384	1,799	5,600	(11,300)	—	96,483
Interest rate lock commitments (2)	5,060	5,748	—	—	—	10,808
Investments	215	(33)	—	—	—	182
Liabilities
Interest rate lock commitments (2)	683	496	—	—	—	187
ARS purchase commitments (3)	1,034	557	—	—	—	477

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment assets and liabilities are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination-related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2016

		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$81	$6	$—	$(62)	$—	$25
Auction rate securities (1)(6)(7)	86,802	3,157	13,775	(13,725)	—	90,009
Interest rate lock commitments (2)	9,161	4,345	—	(13,453)	—	53
Investments	157	32	—	—	—	189
ARS purchase commitments (3)	—	905	—	—	—	905
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	1,093	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment assets and liabilities are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination-related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2015
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipals	$164	$(79)	$—	$(20)	$—	$65
Auction rate securities (1)(6)(7)	91,422	1,736	16,325	(13,000)	—	96,483
Interest rate lock commitments (2)	7,576	3,232	—	—	—	10,808
Investments	193	(11)	—	—	—	182
Liabilities
Interest rate lock commitments (2)	1,222	1,035	—	—	—	187
ARS purchase commitments (3)	902	425	—	—	—	477

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)
Interest rate lock commitment assets and liabilities are recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The commitment assets and liabilities are recognized at fair value, which reflects the fair value of the contractual loan origination-related fees and sale premiums, net of co-broker fees, and the estimated fair value of the expected net future cash flows associated with the servicing of the loan.

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

Assets and liabilities not measured at fair value as of September 30, 2016

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of September 30, 2016		As of September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$51,147	$51,147	$51,147	$—	$—	$51,147
Deposits with clearing organization	11,625	11,625	11,625	—	—	11,625
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	155,726	155,726	—	155,726	—	155,726
Receivables from brokers	27,691	27,691	—	27,691	—	27,691
Securities failed to deliver	16,782	16,782	—	16,782	—	16,782
Clearing organizations	16,399	16,399	—	16,399	—	16,399
Other	39,221	39,221	—	39,221	—	39,221
	255,819	255,819	—	255,819	—	255,819
Receivable from customers	798,048	798,048	—	798,048	—	798,048
Mortgage servicing rights (1)	268	273	—	—	273	273
Investments (2)	56,041	56,041	—	56,041	—	56,041

(1)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of September 30, 2016		As of September 30, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$31,414	$31,414	$31,414	$—	$—	$31,414
Bank call loans	132,000	132,000	—	132,000	—	132,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	133,205	133,205	—	133,205	—	133,205
Payable to brokers	6,626	6,626	—	6,626	—	6,626
Securities failed to receive	13,862	13,862	—	13,862	—	13,862
Other	475	475	—	475	—	475
	154,168	154,168	—	154,168	—	154,168
Payables to customers	517,681	517,681	—	517,681	—	517,681
Securities sold under agreements to repurchase	528,113	528,113	—	528,113	—	528,113
Senior secured notes	150,000	152,720	—	152,720	—	152,720

Assets and liabilities not measured at fair value as of December 31, 2015

(Expressed in thousands)
			Fair Value Measurement: Assets
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$50,364	$50,364	$50,364	$—	$—	$50,364
Deposits with clearing organization	18,034	18,034	18,034	—	—	18,034
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	224,672	224,672	—	224,672	—	224,672
Receivables from brokers	49,458	49,458	—	49,458	—	49,458
Securities failed to deliver	7,799	7,799	—	7,799	—	7,799
Clearing organizations	25,030	25,030	—	25,030	—	25,030
Other	58,832	58,832	—	58,832	—	58,832
	365,791	365,791	—	365,791	—	365,791
Receivable from customers	840,355	840,355	—	840,355	—	840,355
Mortgage servicing rights (1)	28,168	41,838	—	—	41,838	41,838
Investments (2)	53,286	53,286	—	53,286	—	53,286

(1)	Included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
			Fair Value Measurement: Liabilities
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,011	$48,011	$48,011	$—	$—	$48,011
Bank call loans	100,200	100,200	—	100,200	—	100,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	130,658	130,658	—	130,658	—	130,658
Payable to brokers	3,316	3,316	—	3,316	—	3,316
Securities failed to receive	21,513	21,513	—	21,513	—	21,513
Other	9,059	9,059	—	9,059	—	9,059
	164,546	164,546	—	164,546	—	164,546
Payables to customers	594,833	594,833	—	594,833	—	594,833
Securities sold under agreements to repurchase	651,445	651,445	—	651,445	—	651,445
Warehouse payable (1)	54,341	54,341	—	54,341	—	54,341
Senior secured notes	150,000	154,568	—	154,568	—	154,568

(1)	Included in liabilities held for sale on the condensed consolidated balance sheet. See Note 3 for details.

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the condensed consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the loan trading portfolio is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio at September 30, 2016 or December 31, 2015.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company also elected the fair value option for loans held for sale which reside in OMHHF and are included in assets held for sale on the condensed consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. At September 30, 2016, the Company did not carry any loans held for sale.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended September 30, 2016 and 2015, there were no derivative instruments that were designated and qualified as a cash flow hedge.
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
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds, General collateral futures and Eurodollar contracts which are used primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded in the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of operations as principal transactions, net.

Derivatives used for commercial mortgage banking
The Commercial Mortgage Banking segment, which operates out of OMHHF, became a discontinued operation during second quarter of 2016. See Note 3 for further details.
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
TBA Securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded in the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions, net.

The notional amounts and fair values of the Company's derivatives at September 30, 2016 and December 31, 2015 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments at September 30, 2016
	Description	Notional	Fair Value
Assets
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$202,500	$869
	Interest rate lock commitments	685	53
	ARS purchase commitments	6,512	905
		$209,697	$1,827
Liabilities
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,582,000	$209
Other contracts	Foreign exchange forward contracts	200	1
	TBAs	202,500	888
	TBA sale contracts	685	39
	ARS purchase commitments	21,943	276
	Forward start repurchase agreements	698,000	—
		$5,505,328	$1,413

(1)
See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

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

(1)
See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Three Months Ended September 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$733
Other contracts	Foreign exchange forward contracts	Other revenue	1
	TBAs	Principal transactions revenue	32
	TBA sale contracts	Other revenue	(39)
	Interest rate lock commitments	Other revenue	53
	ARS purchase commitments	Principal transactions revenue	(140)
			$640

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
			$(3,564)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments on the Statement of Operations
	For the Nine Months Ended September 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,328)
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	19
	TBA sale contracts	Other revenue	(8,168)
	Interest rate lock commitments	Other revenue	5,268
	ARS purchase commitments	Principal transactions revenue	1,998
			$(3,199)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. At September 30, 2016, bank call loans were $132.0 million ($100.2 million at December 31, 2015). At September 30, 2016, such loans were collateralized by firm and customer securities with market values of approximately $180.8 million and $80.0 million, respectively, with commercial banks.
At September 30, 2016, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $104.3 million under securities loan agreements.
At September 30, 2016, the Company had pledged $335.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2016:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$734,572
Securities loaned:
Equity securities	133,205
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$867,777

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2016 and December 31, 2015:

As of September 30, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$206,459	$(206,459)	$—	$—	$—	$—
Securities borrowed (1)	155,725	—	155,725	(150,362)	—	5,363
Total	$362,184	$(206,459)	$155,725	$(150,362)	$—	$5,363

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$734,572	$(206,459)	$528,113	$(522,446)	$—	$5,667
Securities loaned (2)	133,205	—	133,205	(130,701)	—	2,504
Total	$867,777	$(206,459)	$661,318	$(653,147)	$—	$8,171

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$282,042	$(75,543)	$206,499	$(203,266)	$—	$3,233
Securities borrowed (1)	224,672	—	224,672	(219,099)	—	5,573
Total	$506,714	$(75,543)	$431,171	$(422,365)	$—	$8,806

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$726,988	$(75,543)	$651,445	$(645,498)	$—	$5,947
Securities loaned (2)	130,658	—	130,658	(122,650)	—	8,008
Total	$857,646	$(75,543)	$782,103	$(768,148)	$—	$13,955

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions or deliver to counterparties to cover short positions). At September 30, 2016, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $150.7 million ($217.0 million at December 31, 2015) and $205.8 million ($278.8 million at December 31, 2015), respectively, of which the Company has sold and re-pledged approximately $25.3 million ($36.0 million at December 31, 2015) under securities loaned transactions and $205.8 million under repurchase agreements ($278.8 million at December 31, 2015).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $799.4 million, as presented on the face of the condensed consolidated balance sheet at September 30, 2016 ($546.3 million at December 31, 2015). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $180.8 million at September 30, 2016 ($142.7 million at December 31, 2015).
The Company manages credit exposure arising from repurchase and reverse repurchase agreements by, in appropriate circumstances, entering into master netting agreements and collateral arrangements with counterparties that provide the Company, in the event of a customer default, the right to liquidate securities and the right to offset a counterparty's rights and obligations. The Company manages market risk of repurchase agreements and securities loaned by monitoring the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. In the event the counterparty is unable to meet its contractual obligation to return the securities, the Company may be exposed to off-balance sheet risk of acquiring securities at prevailing market prices.
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2016 are receivables from four major U.S. broker-dealers totaling approximately $95.7 million.
Warehouse Facilities
The Company reached an agreement with RBS Citizens, NA ("Citizens") that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen's syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At September 30, 2016, there were no loans in place.

The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation ("NSCC"), the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts at September 30, 2016 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. At September 30, 2016, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which historically engaged in commercial mortgage origination and servicing, obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledged FHA-guaranteed mortgages for a period averaging 15 business days and PNC provided a facility that allowed OMHHF to fund the loan at the closing table. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in liabilities held for sale on the condensed consolidated balance sheet and cash flows from operating activities on the condensed consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. At September 30, 2016, OMHHF had $nil ($54.3 million at December 31, 2015) outstanding under the warehouse facility line at a variable interest rate of one month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the three and nine months ended September 30, 2016 was $28,000 and $387,000, respectively ($280,000 and $790,000, respectively, for the three and nine months ended September 30, 2015).
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests at September 30, 2016 and December 31, 2015:

(Expressed in thousands)
	At September 30, 2016
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$323,645	$681	$—	$—	$681
Private equity funds	26,300	15	—	2	17
Total	$349,945	$696	$—	$2	$698

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income was $nil and $6.5 million for the three and nine months ended September 30, 2016, respectively ($4.9 million and $20.9 million for the three and nine months ended September 30, 2015, respectively).
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
Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $2.4 million at September 30, 2016 ($421.5 million at December 31, 2015). These amounts are not included on the condensed consolidated balance sheet as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC-insured limits or other institutionally provided insurance. The combined uninsured balance with relation to escrow accounts at September 30, 2016 was approximately $1.6 million. OMHHF places these deposits with major financial institutions where it believes the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors as of September 30, 2016 and December 31, 2015 was as follows:

(Expressed in thousands)
	As of September 30, 2016	As of December 31, 2015
Unpaid principal balance of loans	$26,149	$3,974,292
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

The fair value of the servicing rights on the loan portfolio was $273,000 and $41.8 million at September 30, 2016 and December 31, 2015, respectively (carrying value of $268,000 and $28.2 million at September 30, 2016 and December 31, 2015, respectively). The following tables summarize the changes in carrying value of MSRs for the nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$28,168	$30,140
Originations	789	5,726
Purchases	301	675
Disposals	(1,753)	(6,118)
Sale of MSRs	(27,193)	—
Amortization expense	(44)	(829)
Balance at end of period	$268	$29,594

Servicing rights are amortized using the straight-line method over 10 years. Estimated amortization expense for the next five years and thereafter is as follows:

(Expressed in thousands)
2016	$8
2017	33
2018	33
2019	33
2020	33
Thereafter	128
$268
The Company receives fees during the course of servicing the mortgage loans. The fees for the three and nine months ended September 30, 2016 and 2015 were as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Servicing fees	$80	$1,463	$2,944	$4,384
Ancillary fees	8	47	162	241
Total MSR fees	$88	$1,510	$3,106	$4,625

10.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	At September 30, 2016	At December 31, 2015
Senior Secured Notes	4/15/2018	$150,000	$150,000
Unamortized Debt Issuance Costs		769	1,132
		$149,231	$148,868
On April 12, 2011, the Company completed the private placement of $200 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company’s obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At September 30, 2016, the Company was in compliance with all of its covenants.
As discussed in Note 3, "Discontinued operations," the Company has sold most of the assets of its Commercial Mortgage Banking business which operated out of its OMHHF subsidiary. Under the indenture for the Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from asset sales must either be used within twelve months from the date to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture, or if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
Interest expense for both the three and nine months ended September 30, 2016 and 2015 on the Notes was $3.3 million and $9.8 million, respectively.
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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Class A Stock outstanding, beginning of period	13,259,715	13,650,149	13,238,486	13,530,688
Issued pursuant to shared-based compensation plans	10,988	12,063	283,471	131,524
Repurchased and canceled pursuant to the stock buy-back	(2,264)	(328,844)	(253,518)	(328,844)
Class A Stock outstanding, end of period	13,268,439	13,333,368	13,268,439	13,333,368

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
During the three and nine months ended September 30, 2016, the Company purchased and canceled an aggregate of 2,264 and 253,518 shares of Class A Stock, respectively, for a total consideration of $34,080 ($15.05 per share) and $3.8 million ($15.12 per share), respectively, under the New Program. As of September 30, 2016, 316,600 shares were available to be purchased under the New Program.
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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $62.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2016, the Company had $3.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2016, the Company purchased and holds (net of redemptions) approximately $92.0 million in ARS from its clients. In addition, the Company is committed to purchase another $25.5 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $33.8 million of ARS principal value as of September 30, 2016. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2016, there were no ARS purchase commitments related to legal settlements extending past 2020.

The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS.
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "Order"). Pursuant to the Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act of 1933.
Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017. On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act ("BSA") and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the BSA and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017. As of September 30, 2016, the Company was fully reserved for the remaining $10.0 million related to the aforementioned matters.
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
In September 2016, Oppenheimer received a “Wells Notice” from FINRA regarding potential violations of (i) FINRA Rule 4530 for failing to make timely filings under certain sub-paragraphs of that Rule, (ii) FINRA Rules 1122 and 2010 for failure to timely file two U/4 amendments timely, (iii) FINRA Rules 3010 and 3110 for failing to maintain a supervisory system and written supervisory procedures reasonably designed to prevent the foregoing and (iv) FINRA Rule 2010 and 2110 for associated violations.

13.        Regulatory requirements
The Company's U.S. broker-dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. At September 30, 2016, the net capital of Oppenheimer as calculated under the Rule was $124.2 million or 12.39% of Oppenheimer's aggregate debit items. This was $104.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. At September 30, 2016, Freedom had net capital of $5.6 million, which was $5.5 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. At September 30, 2016, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 12.53% (required 4.5%);

•	Tier 1 Capital ratio 12.53% (required 6.0%); and

•	Total Capital ratio 13.96% (required 8.0%).
At September 30, 2016, the regulatory capital of Oppenheimer Investments Asia Limited was $2.7 million, which was $2.3 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

14.        Goodwill

The Company's goodwill of $137.9 million resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In estimating the fair value of the PCD reporting unit, the Company uses both the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company (or reporting unit) to public companies whose stocks are actively traded ("Price Multiples") or to similar companies engaged in an actual merger or acquisition ("Precedent Transactions"). As part of this process, multiples of value relative to financial variables, such as earnings or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return ("Discounted Cash Flow" or "DCF"). Each of these standard valuation methodologies requires the use of management estimates and assumptions.
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

Due to a decrease in the Company's stock price, persistently low short-term interest rates, as well as the continued declining trend in transaction-based retail commissions and financial advisers headcount in PCD, the Company performed an interim goodwill impairment analysis as of August 31, 2016, which did not result in any impairment charges. The PCD reporting unit had an estimated fair value that was in excess of its carrying value. If short-term interest rates remain low and the current decline in transaction-based retail commissions and financial adviser headcount is not temporary, this reporting unit could face the risk of a goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded.

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

The Commercial Mortgage Banking segment was discontinued during the second quarter of 2016. See Note 3 for further details.
The table below presents information about the reported revenue and net income before taxes from continuing operations of the Company for the three and nine months ended September 30, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Private client (1)	$127,835	$122,324	$376,737	$396,039
Asset management (1)	23,234	23,849	68,978	73,654
Capital markets	60,703	60,585	187,292	202,282
Corporate/Other	32	720	5,827	637
Total	$211,804	$207,478	$638,834	$672,612

Income (loss) before income taxes from continuing operations
Private client (1)	$20,137	$14,905	$50,799	$45,064
Asset management (1)	9,380	7,563	21,851	23,250
Capital markets	(1,103)	(2,016)	(3,856)	8,342
Corporate/Other	(30,224)	(23,025)	(83,190)	(74,516)
Total	$(1,810)	$(2,573)	$(14,396)	$2,140
(1)    Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.
Revenue, from continuing operations, classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2016 and 2015, was as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Americas	$199,878	$197,973	$606,168	$641,366
Europe/Middle East	11,118	8,715	30,150	28,019
Asia	808	790	2,516	3,227
Total	$211,804	$207,478	$638,834	$672,612
16.        Subsequent events
On October 28, 2016, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 25, 2016 to holders of Class A Stock and Class B Stock of record on November 11, 2016.

17.        Condensed consolidating financial information
The Company's Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indenture for the Notes contains covenants with restrictions which are discussed in Note 10. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company (referred to as "Parent" for purposes of this Note only), the Guarantor subsidiaries, and the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company.
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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$302	$30,379	$68,363	$—	$99,044
Deposits with clearing organizations	—	—	35,614	—	35,614
Receivable from brokers, dealers and clearing organizations	—	—	255,818	—	255,818
Receivable from customers, net of allowance for credit losses of $2,503	—	—	798,048	—	798,048
Income tax receivable	41,022	28,220	—	(49,177)	20,065
Securities owned, including amounts pledged of $799,379, at fair value	—	1,269	1,026,664	—	1,027,933
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $64,763 and $8,037, respectively	—	—	31,120	—	31,120
Office facilities, net of accumulated depreciation of $109,278	—	21,803	6,518	—	28,321
Assets held for sale	—	—	11,748	—	11,748
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	128	2,503	103,750	—	106,381
Deferred tax assets	100	309	38,219	(38,628)	—
Investment in subsidiaries	584,576	494,160	—	(1,078,736)	—
Intercompany receivables	45,174	28,872	—	(74,046)	—
Total assets	$671,302	$720,073	$2,545,451	$(1,353,145)	$2,583,681
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$31,414	$—	$31,414
Bank call loans	—	—	132,000	—	132,000
Payable to brokers, dealers and clearing organizations	—	—	154,168	—	154,168
Payable to customers	—	—	517,681	—	517,681
Securities sold under agreements to repurchase	—	—	528,113	—	528,113
Securities sold, but not yet purchased, at fair value	—	—	295,507	—	295,507
Liabilities held for sale	—	—	20,605	—	20,605
Accrued compensation	—	—	120,976	—	120,976
Accounts payable and other liabilities	6,135	34,191	65,444	—	105,770
Income tax payable	2,440	22,189	24,548	(49,177)	—
Senior secured notes, net of debt issuance costs of $769	149,231	—	—	—	149,231
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $62,014	—	10	50,822	(38,628)	12,204
Intercompany payables	—	62,205	11,841	(74,046)	—
Total liabilities	157,806	118,595	2,065,677	(274,409)	2,067,669
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	513,496	601,478	477,258	(1,078,736)	513,496
Noncontrolling interest	—	—	2,516	—	2,516
Total stockholders' equity	513,496	601,478	479,774	(1,078,736)	516,012
Total liabilities and stockholders' equity	$671,302	$720,073	$2,545,451	$(1,353,145)	$2,583,681

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$907	$2,586	$59,871	$—	$63,364
Deposits with clearing organizations	—	—	49,490	—	49,490
Receivable from brokers, dealers and clearing organizations	—	—	365,791	—	365,791
Receivable from customers, net of allowance for credit losses of $2,545	—	—	840,355	—	840,355
Income tax receivable	33,801	27,536	—	(49,106)	12,231
Securities purchased under agreements to resell	—	—	206,499	—	206,499
Securities owned, including amounts pledged of $546,334, at fair value	—	1,183	733,648	—	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $54,919 and $8,444, respectively	—	—	32,849	—	32,849
Office facilities, net of accumulated depreciation of $104,812	—	20,793	7,492	—	28,285
Assets held for sale	—	—	99,881	—	99,881
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	69	3,224	91,546	—	94,839
Deferred tax assets	317	330	40,456	(41,103)	—
Investment in subsidiaries	577,320	532,651	—	(1,109,971)	—
Intercompany receivables	60,187	13,185	—	(73,372)	—
Total assets	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$48,011	$—	$48,011
Bank call loans	—	—	100,200	—	100,200
Payable to brokers, dealers and clearing organizations	—	—	164,546	—	164,546
Payable to customers	—	—	594,833	—	594,833
Securities sold under agreements to repurchase	—	—	651,445	—	651,445
Securities sold, but not yet purchased, at fair value	—	—	126,493	—	126,493
Liabilities held for sale	—	—	74,680	—	74,680
Accrued compensation	—	—	149,092	—	149,092
Accounts payable and other liabilities	3,235	35,812	69,590	—	108,637
Income tax payable	2,440	22,189	24,477	(49,106)	—
Senior secured notes, net of debt issuance costs of $1,132	148,868	—	—	—	148,868
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $63,481	—	—	47,220	(41,103)	6,117
Intercompany payables	—	62,204	11,168	(73,372)	—
Total liabilities	154,543	120,205	2,174,313	(276,139)	2,172,922
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	518,058	593,841	516,130	(1,109,971)	518,058
Noncontrolling interest	—	—	7,024	—	7,024
Total stockholders' equity	518,058	593,841	523,154	(1,109,971)	525,082
Total liabilities and stockholders' equity	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$90,023	$—	$90,023
Advisory fees	—	—	67,889	(437)	67,452
Investment banking	—	—	20,280	—	20,280
Interest	—	2,556	11,427	(2,692)	11,291
Principal transactions, net	—	1	4,921	—	4,922
Other	—	81	17,836	(81)	17,836
Total revenue	—	2,638	212,376	(3,210)	211,804
EXPENSES
Compensation and related expenses	251	—	142,057	—	142,308
Communications and technology	30	—	17,171	—	17,201
Occupancy and equipment costs	—	—	14,990	(81)	14,909
Clearing and exchange fees	—	—	5,886	—	5,886
Interest	3,281	—	4,098	(2,692)	4,687
Other	310	3	28,747	(437)	28,623
Total expenses	3,872	3	212,949	(3,210)	213,614
Income (loss) before income taxes	(3,872)	2,635	(573)	—	(1,810)
Income taxes	(2,018)	402	865	—	(751)
Net income (loss) from continuing operations	(1,854)	2,233	(1,438)	—	(1,059)

Discontinued operations
Income from discontinued operations	—	—	888	—	888
Income taxes	—	—	475	—	475
Net income from discontinued operations	—	—	413	—	413

Equity in earnings of subsidiaries	1,142	(1,091)	—	(51)	—
Net income (loss)	(712)	1,142	(1,025)	(51)	(646)
Less net income attributable to noncontrolling interest, net of tax	—	—	66	—	66
Net income (loss) attributable to Oppenheimer Holdings Inc.	(712)	1,142	(1,091)	(51)	(712)
Other comprehensive income	—	—	681	—	681
Total comprehensive income (loss)	$(712)	$1,142	$(410)	$(51)	$(31)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$286,447	$—	$286,447
Advisory fees	—	—	200,779	(1,197)	199,582
Investment banking	—	—	51,544	—	51,544
Interest	—	7,669	36,495	(7,824)	36,340
Principal transactions, net	—	53	19,064	—	19,117
Other	—	240	45,803	(239)	45,804
Total revenue	—	7,962	640,132	(9,260)	638,834
EXPENSES
Compensation and related expenses	994	—	431,530	—	432,524
Communications and technology	92	—	52,427	—	52,519
Occupancy and equipment costs	—	—	45,035	(239)	44,796
Clearing and exchange fees	—	—	19,006	—	19,006
Interest	9,844	—	12,506	(7,824)	14,526
Other	1,506	8	89,542	(1,197)	89,859
Total expenses	12,436	8	650,046	(9,260)	653,230
Income (loss) before income taxes	(12,436)	7,954	(9,914)	—	(14,396)
Income taxes	(7,004)	2,405	(2,591)	—	(7,190)
Net income (loss) from continuing operations	(5,432)	5,549	(7,323)	—	(7,206)

Discontinued operations
Income from discontinued operations	—	—	15,597	—	15,597
Income taxes	—	—	6,235	—	6,235
Net income from discontinued operations	—	—	9,362	—	9,362

Equity in earnings of subsidiaries	6,061	512	—	(6,573)	—
Net income	629	6,061	2,039	(6,573)	2,156
Less net income attributable to noncontrolling interest, net of tax	—	—	1,527	—	1,527
Net income attributable to Oppenheimer Holdings Inc.	629	6,061	512	(6,573)	629
Other comprehensive income	—	—	900	—	900
Total comprehensive income	$629	$6,061	$1,412	$(6,573)	$1,529

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$101,243	$—	$101,243
Advisory fees	—	—	69,938	(381)	69,557
Investment banking	—	—	16,548	—	16,548
Interest	—	2,557	13,767	(2,565)	13,759
Principal transactions, net	—	—	2,548	(239)	2,309
Other	—	96	4,040	(74)	4,062
Total revenue	—	2,653	208,084	(3,259)	207,478
EXPENSES
Compensation and related expenses	254	—	139,060	—	139,314
Communications and technology	27	—	16,369	—	16,396
Occupancy and equipment costs	—	—	16,157	(74)	16,083
Clearing and exchange fees	—	—	6,909	—	6,909
Interest	3,282		3,511	(2,565)	4,228
Other	234	252	27,255	(620)	27,121
Total expenses	3,797	252	209,261	(3,259)	210,051
Income (loss) before income taxes	(3,797)	2,401	(1,177)	—	(2,573)
Income taxes	(1,343)	1,360	(1,454)	—	(1,437)
Net income (loss) from continuing operations	(2,454)	1,041	277	—	(1,136)

Discontinued operations
Income from discontinued operations	—	—	1,046	—	1,046
Income taxes	—	—	687	—	687
Net income from discontinued operations	—	—	359	—	359

Equity in earnings of subsidiaries	1,546	505	—	(2,051)	—
Net income (loss)	(908)	1,546	636	(2,051)	(777)
Less net income attributable to noncontrolling interest, net of tax	—	—	131	—	131
Net income (loss) attributable to Oppenheimer Holdings Inc.	(908)	1,546	505	(2,051)	(908)
Other comprehensive loss	—	—	(916)	—	(916)
Total comprehensive income (loss)	$(908)	$1,546	$(411)	$(2,051)	$(1,824)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$314,494	$—	$314,494
Advisory fees	—	—	214,012	(1,246)	212,766
Investment banking	—	—	72,873	—	72,873
Interest	—	7,680	35,789	(7,694)	35,775
Principal transactions, net	—	—	14,670	(323)	14,347
Other	—	287	22,295	(225)	22,357
Total revenue	—	7,967	674,133	(9,488)	672,612
EXPENSES
Compensation and related expenses	829	—	453,114	—	453,943
Communications and technology	94	—	49,681	—	49,775
Occupancy and equipment costs	—	—	47,920	(225)	47,695
Clearing and exchange fees	—	—	19,542	—	19,542
Interest	9,844	—	9,953	(7,694)	12,103
Other	780	365	87,838	(1,569)	87,414
Total expenses	11,547	365	668,048	(9,488)	670,472
Income (loss) before income taxes	(11,547)	7,602	6,085	—	2,140
Income taxes	(4,344)	3,130	2,332	—	1,118
Net income (loss) from continuing operations	(7,203)	4,472	3,753	—	1,022

Discontinued operations
Income from discontinued operations	—	—	8,814	—	8,814
Income taxes	—	—	3,847	—	3,847
Net income from discontinued operations	—	—	4,967	—	4,967

Equity in earnings of subsidiaries	12,309	7,837	—	(20,146)	—
Net income	5,106	12,309	8,720	(20,146)	5,989
Less net income attributable to noncontrolling interest, net of tax	—	—	883	—	883
Net income attributable to Oppenheimer Holdings Inc.	5,106	12,309	7,837	(20,146)	5,106
Other comprehensive loss	—	—	(166)	—	(166)
Total comprehensive income	$5,106	$12,309	$7,671	$(20,146)	$4,940

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$8,395	$27,793	$(60,733)	$—	$(24,545)
Cash flows from investing activities:
Purchase of office facilities	—	—	(4,397)	—	(4,397)
Proceeds from sale of assets	—	—	47,562	—	47,562
Cash provided by investing activities	—	—	43,165	—	43,165
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,417)	—		—	(4,417)
Cash dividends paid to noncontrolling interest	—	—	(5,740)	—	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(3,832)	—	—	—	(3,832)
Tax deficiency from share-based awards	(751)	—	—	—	(751)
Increase in bank call loans, net	—	—	31,800	—	31,800
Cash flow provided by (used in) financing activities	(9,000)	—	26,060	—	17,060
Net increase (decrease) in cash and cash equivalents	(605)	27,793	8,492	—	35,680
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$302	$30,379	$68,363	$—	$99,044

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$11,548	$(180)	$(101,167)	$—	$(89,799)
Cash flows from investing activities:
Purchase of office facilities	—	—	(3,613)	—	(3,613)
Cash used in investing activities	—	—	(3,613)	—	(3,613)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,531)	—	—	—	(4,531)
Repurchase of Class A non-voting common stock	(6,618)	—	—	—	(6,618)
Tax deficiency from share-based awards	(235)	—	—	—	(235)
Increase in bank call loans, net	—	—	88,300	—	88,300
Cash flow provided by (used in) financing activities	(11,384)	—	88,300	—	76,916
Net increase (decrease) in cash and cash equivalents	164	(180)	(16,480)	—	(16,496)
Cash and cash equivalents, beginning of the period	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the period	$603	$1,377	$45,331	$—	$47,311

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2016, the Company provided its services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of September 30, 2016 totaled approximately $79.7 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management, LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At September 30, 2016, client assets under management totaled $24.6 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing and is winding up its business. At September 30, 2016, the Company employed 3,140 employees (3,086 full-time and 54 part-time), of whom approximately 1,177 were financial advisers.
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
During the three months ended September 30, 2016, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
In April 2016, the U.S. Department of Labor (DOL) finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will need to meet greater "conflict of interest" standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract (BIC) exemption, which would, under some circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The new fiduciary standard definitions for investment advice were effective on June 7, 2016 but compliance with the new rules under most circumstances is postponed until April 10, 2017 and full compliance with the BIC and other exemptions is delayed until January 1, 2018.

However, given the breadth of the new definitions and rules, some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts may be impacted prior to the dates set forth above. The rule may also have implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company is reviewing its business and operating models in light of these new rules as they are expected to bring significant structural and operational changes to the Company and are likely to have a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs.  Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties.  It is likely that the DOL will issue further clarifying guidance in the coming months.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The draft form of the proposed rule was exposed for comment until February 13, 2012 and became effective on July 21, 2015. There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule's longer term impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. Another SIFI appealed its designation and was found by a court to have been incorrectly designated as a SIFI and had the designation removed. The government has proposed appealing this court decision. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
The adoption of rules under Basel II have resulted in a number of large international banks adopting new business models which has included the abandonment of a variety of securities related businesses deemed to present excessive risks and requiring substantial capital that was not justified by the related returns. In addition, the European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as Mifid II) that would prevent broker-dealers from "bundling" the cost of research together with trading commissions. The long term effects of these changes on the markets and on competition are impossible to predict.
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("BREXIT"). As a result, the acting Prime Minister resigned in favor of a new government. The British government recently announced its determination to institute Rule 50 in the Spring of 2017 thereby beginning a two-year period, during which Great Britain will define its status with the EC but, by all accounts will leave the EC. Upon the announcement of the BREXIT vote, the British Pound currency was extensively impacted declining 14% immediately and followed by continued declines in the ensuing months due to the uncertainty over the impact of BREXIT. The Company has a London-based business and the ability for it to passport its employees into the EU, post-BREXIT is in considerable doubt. In addition, a number of its London-based employees do not hold British passports and their continued employment in London is also in doubt. Given the lack of clarity on the ultimate impact of the BREXIT vote, the Company cannot determine what, if any, impact this change may make on its operations, both inside and outside the United Kingdom.
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
Other Regulatory Matters
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. As part of its engagement of the independent law firm, the Company agreed that the recommendations of the independent law firm be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm. The Company has implemented a substantial number of recommendations made by the independent law firm. As of September 30, 2016, the independent law firm's review was ongoing including that of sub-contractors engaged to perform reviews requiring specific expertise.
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
Since January 2016, Oppenheimer has been responding to information requests from FINRA regarding the purchase of Class A, B and C mutual fund shares by not-for-profit organizations and certain qualified retirement plans that were eligible in some cases for lower cost mutual fund alternative share classes. Oppenheimer is continuing to cooperate with FINRA in this inquiry.

In September 2016, Oppenheimer received a "Wells Notice" from FINRA regarding potential violations of (i) FINRA Rule 4530 for failing to make timely filings under certain sub-paragraphs of that Rule, (ii) FINRA Rules 1122 and 2010 for failure to timely file two U/4 amendments timely, (iii) FINRA Rules 3010 and 3110 for failing to maintain a supervisory system and written supervisory procedures reasonably designed to prevent the foregoing and (iv) FINRA Rule 2010 and 2110 for associated violations.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2016, the Company purchased and holds (net of redemptions) approximately $92.0 million in ARS from its clients. As of September 30, 2016, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $25.5 million from clients through 2020 under legal settlements and awards.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company's clients held at Oppenheimer approximately $76.9 million of ARS at September 30, 2016 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company maintains a data center which is housed in a location different from its headquarters. The move to new headquarters in 2012 required additional outlays for business continuity purposes although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company's infrastructure and occupancy. The Company continues to review the adequacy of its remote data center and anticipates that, over the next few years, it may make a determination to move the center to a more remote location than where it currently resides.
The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29, 2012 causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company's employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. The Company continues to review, both internally and with its landlords and vendors, the infrastructure necessary to withstand a similar event in light of the issues that arose in the fall of 2012.

Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients' data, access to its data processing environment and its data processing facilities. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign entities have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing. Given the importance of protection of client data, there has developed increased regulatory oversight of cybersecurity planning and protections have been put in place by broker-dealers and other financial service providers. This planning is subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future, as the sophistication and persistency of such attacks increase.
Outlook
The Company recognizes the increased focus on compliance with the regulatory requirements of our industry, and we must continue to perform a rigorous and ongoing assessment of our compliance and risk management efforts, invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company is committed to improving its technology capabilities to ensure compliance with industry regulations, support client service and expand its capital markets capabilities. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and may, from time to time, dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth.
Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $712,000 or $0.05 basic loss per share for the third quarter of 2016 compared with a net loss attributable to Oppenheimer Holdings Inc. of $908,000 or $0.07 basic loss per share for the third quarter of 2015. Loss before income taxes from continuing operations was $1.8 million for the third quarter of 2016 compared with a loss before income taxes of $2.6 million for the third quarter of 2015. Net income from discontinued operations was $413,000 for the third quarter of 2016 compared with net income from discontinued operations of $359,000 for the third quarter of 2015. Revenue from continuing operations for the third quarter of 2016 was $211.8 million compared with revenue from continuing operations of $207.5 million for the third quarter of 2015, an increase of 2.1%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2016 compared to the same period in 2015:

(Expressed in thousands)	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(11,220)	(11.1)	$(28,047)	(8.9)
Advisory fees	(2,105)	(3.0)	(13,184)	(6.2)
Investment banking	3,732	22.6	(21,329)	(29.3)
Interest	(2,468)	(17.9)	565	1.6
Principal transactions, net	2,613	113.2	4,770	33.2
Other	13,774	339.1	23,447	104.9
Total revenue	4,326	2.1	(33,778)	(5.0)
Expenses
Compensation and related expenses	2,994	2.1	(21,419)	(4.7)
Communications and technology	805	4.9	2,744	5.5
Occupancy and equipment costs	(1,174)	(7.3)	(2,899)	(6.1)
Clearing and exchange fees	(1,023)	(14.8)	(536)	(2.7)
Interest	459	10.9	2,423	20.0
Other	1,502	5.5	2,445	2.8
Total expenses	3,563	1.7	(17,242)	(2.6)
Income (loss) before income taxes from continuing operations	763	(29.7)	(16,536)	*
Income taxes	686	(47.7)	(8,308)	*
Net income (loss) from continuing operations	77	(6.8)	(8,228)	*

Discontinued operations
Income from discontinued operations	(158)	(15.1)	6,783	77.0
Income taxes	(212)	(30.9)	2,388	62.1
Net income from discontinued operations	54	15.0	4,395	88.5

Net income (loss)	131	(16.9)	(3,833)	(64.0)
Less net income attributable to noncontrolling interest, net of tax	(65)	(49.6)	644	72.9
Net income (loss) attributable to Oppenheimer Holdings Inc.	$196	(21.6)	$(4,477)	(87.7)

*	Not comparable
Third Quarter 2016
Revenue
Commission revenue was $90.0 million for the third quarter of 2016, a decrease of 11.1% compared with $101.2 million for the third quarter of 2015 due to reduced transaction volumes from retail investors and a lower financial adviser headcount during the third quarter of 2016.
Advisory fees were $67.5 million for the third quarter of 2016, a decrease of 3.0% compared with $69.6 million for the third quarter of 2015 due to a lower level of client assets under management. Assets under management decreased 5.1% from $25.6 billion to $24.3 billion from June 30, 2015 to June 30, 2016, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue increased 22.6% to $20.3 million for the third quarter of 2016 compared with $16.5 million for the third quarter of 2015 due to higher merger and acquisition advisory fees offset by lower equity underwriting income during the third quarter of 2016.

Interest revenue was $11.3 million for third quarter of 2016, a decrease of 17.9% compared with $13.8 million for the third quarter of 2015. The decrease is attributable to a decrease of $800,000 in interest from lower holdings in U.S. government, agency and municipals securities as well as a decrease of $1.3 million in interest revenue on margin extended to customers.
Principal transactions revenue increased 113.2% to $4.9 million during the third quarter of 2016 compared with $2.3 million for the third quarter of 2015 as increases in corporate bonds, equities, and firm investments were offset by decreases in municipal and agency bonds as well as the change in the value of auction rate securities.
Other revenue was $17.8 million for the third quarter of 2016, an increase of 339.1% compared to $4.1 million for the third quarter of 2015. The increase is primarily due to increases in fees earned on FDIC-insured bank deposits, customer service charges and the value of assets underlying a deferred compensation plan during the third quarter of 2016.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $142.3 million during the third quarter of 2016, an increase of
2.1% compared to the third quarter of 2015. The increase was due to higher incentive, share-based compensation, and deferred compensation expenses offset by lower production-related expenses during the third quarter of 2016. Compensation and related expenses as a percentage of revenue was 67.2% during the third quarter of 2016 compared to 67.1% during the third quarter of 2015.

Non-compensation expenses were $71.3 million during the third quarter of 2016, an increase of 0.8% compared to the same period in 2015 as higher communications and technology costs were offset by lower occupancy and equipment costs during the third quarter of 2016.

The effective income tax rate from continuing operations for the third quarter of 2016 was 41.5% compared with 55.8% for the third quarter of 2015. The effective income tax rate during the third quarter of 2016 was impacted by the valuation allowance established on deferred tax assets related to net operating losses of a foreign subsidiary offset by the release of reserves taken on uncertain tax positions.
Year-to-date 2016
Revenue
Commission revenue was $286.4 million for the nine months ended September 30, 2016, a decrease of 8.9% compared with $314.5 million for the nine months ended September 30, 2015 due to reduced transaction volumes from retail investors during the nine months ended September 30, 2016.
Advisory fees were $199.6 million for the nine months ended September 30, 2016, a decrease of 6.2% compared with $212.8 million for the nine months ended September 30, 2015. Assets under management decreased 6.9% from $25.9 billion to $24.1 billion from December 31, 2014 to December 31, 2015, 10.8% from $26.6 billion to $23.7 billion from March 31, 2015 to March 31, 2016, and 5.1% from $25.6 billion to $24.3 billion from June 30, 2015 to June 30, 2016, which contributed to the aforementioned advisory fee decrease as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue decreased 29.3% to $51.5 million for the nine months ended September 30, 2016 compared with $72.9 million for the nine months ended September 30, 2015 due to lower merger and acquisition advisory fees and equity underwriting income during the nine months ended September 30, 2016.
Interest revenue was $36.3 million for the nine months ended September 30, 2016, an increase of 1.6% compared with $35.8 million for the nine months ended September 30, 2015. The increase is attributable to an increase in interest from higher holdings in U.S. government and agency securities and securities purchased under agreement to resell, offset by a decrease in interest revenue on margin extended to customers during the nine months ended September 30, 2016.
Principal transactions revenue increased 33.2% to $19.1 million for the nine months ended September 30, 2016 compared with $14.3 million for the nine months ended September 30, 2015 due primarily to mark-to-market volatility in equities trading and in the valuation allowance for auction rate securities, offset by lower trading profits in fixed income during the nine months ended September 30, 2016.

Other revenue was $45.8 million for the nine months ended September 30, 2016, an increase of 104.9% compared to $22.4 million for the nine months ended September 30, 2015. The increase is primarily due to an increase in fees earned on FDIC-insured bank deposits, customer service charges and the value of assets underlying a deferred compensation plan during the nine months ended September 30, 2016.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $432.5 million for the nine months ended September 30, 2016, a decrease of 4.7% compared to $453.9 million for the nine months ended September 30, 2015. The decrease was due to lower production, incentive, and share-based compensation expenses during the nine months ended September 30, 2016. Compensation and related expenses as a percentage of revenue was 67.7% during the nine months ended September 30, 2016 compared to 67.5% during the nine months ended September 30, 2015.
Non-compensation expenses were $220.7 million during the nine months ended September 30, 2016, an increase of 1.9% compared to $216.5 million for the nine months ended September 30, 2015 due to higher legal, regulatory, consulting, communications and technology costs offset by lower occupancy and equipment costs during the nine months ended September 30, 2016.
The table below presents information about the reported revenue and net income (loss) before taxes of the Company's reportable business segments for the three and nine months ended September 30, 2016 and 2015:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Revenue
Private Client	$127,835	$122,324	4.5	$376,737	$396,039	(4.9)
Asset Management	23,234	23,849	(2.6)	68,978	73,654	(6.3)
Capital Markets	60,703	60,585	0.2	187,292	202,282	(7.4)
Corporate/Other	32	720	(95.6)	5,827	637	814.8
	$211,804	$207,478	2.1	$638,834	$672,612	(5.0)

Income (loss) before income taxes from continuing operations
Private Client	$20,137	$14,905	35.1	$50,799	$45,064	12.7
Asset Management	9,380	7,563	24.0	21,851	23,250	(6.0)
Capital Markets	(1,103)	(2,016)	(45.3)	(3,856)	8,342	*
Corporate/Other	(30,224)	(23,025)	31.3	(83,190)	(74,516)	11.6
	$(1,810)	$(2,573)	(29.7)	$(14,396)	$2,140	*

*	Not comparable
Private Client
Private Client reported revenue of $127.8 million for the third quarter of 2016, 4.5% higher than the third quarter of 2015 due to higher fees earned on client deposits in the FDIC-insured bank deposit program and positive changes in the cash surrender value of Company-owned life insurance offset by lower retail commissions during the third quarter of 2016. Income before income taxes was $20.1 million for the third quarter of 2016, an increase of 35.1% compared with the third quarter of 2015 due to the aforementioned FDIC-insured bank deposit fees during the third quarter of 2016.

•	Client assets under administration were $79.7 billion at September 30, 2016 compared to $78.7 billion at December 31, 2015, an increase of 1.3%.

•
Financial adviser headcount was 1,177 at the end of the third quarter of 2016 (1,199 at the end of the second quarter of 2016), down from 1,262 at the end of the third quarter of 2015. The decline in financial adviser headcount has been a result of the Company's attention to productivity and compliance leading to attrition for less productive financial advisers and the elimination of financial advisers who could lead to future compliance-related issues. The decline in headcount has been also related to retirements and normal attrition. The Company expects a further reduction in headcount as the Company addresses the Department of Labor's new overtime rules for exempt employees which go into effect in the fourth quarter of 2016.

•
Retail commissions were $54.4 million for the third quarter of 2016, a decrease of 9.0% from the third quarter of 2015 due to reduced transaction volumes from retail investors and a lower financial adviser headcount during the third quarter of 2016.

•
Advisory fee revenue on traditional and alternative managed products was $45.2 million for the third quarter of 2016, a decrease of 4.0% over the third quarter of 2015 (see Asset Management below for further information).

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $9.6 million during the third quarter of 2016 versus $3.3 million for the third quarter of 2015. The increase primarily was due to higher short-term interest rates during the third quarter of 2016.

Asset Management
Asset Management reported revenue of $23.2 million for the third quarter of 2016, 2.6% lower than the third quarter of 2015. Income before income taxes was $9.4 million for the third quarter of 2016, an increase of 24.0% compared with the third quarter of 2015.

•
Advisory fee revenue on traditional and alternative managed products was $22.3 million for the third quarter of 2016, a decrease of 0.4% over the third quarter of 2015. Advisory fees are calculated based on the value of client assets under management ("AUM") at the end of the prior quarter which totaled $24.3 billion at June 30, 2016 ($25.6 billion at June 30, 2015) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 3.8% to $24.6 billion at September 30, 2016 compared to $23.7 billion at September 30, 2015, which is the basis for advisory fee billings for the fourth quarter of 2016. The increase in AUM was comprised of asset appreciation of $1.2 billion and net redemption of assets of $0.3 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2016:

(Expressed in millions)
	For the Three Months Ended September 30, 2016
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$20,391	$572	$(717)	$494	$20,740
Institutional Fixed Income (2)	1,216	17	(24)	17	1,226
Alternative Investments:
Hedge Funds (3)	2,490	53	(129)	74	2,488
Private Equity Funds (4)	178	—	—	(8)	170
	$24,275	$642	$(870)	$577	$24,624

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

Capital Markets
Capital Markets reported revenue of $60.7 million for the third quarter of 2016, relatively flat compared with the third quarter of 2015. Loss before income taxes was $1.1 million for the third quarter of 2016, a decrease of 45.3% compared with a loss before income taxes of $2.0 million for the third quarter of 2015.

•
Institutional equities commissions decreased 14.7% to $25.0 million for the third quarter of 2016 compared with the third quarter of 2015 due to lower levels of portfolio activity by institutional clients.

•
Advisory fees from investment banking activities increased 170.8% to $13.0 million in the third quarter of 2016 compared with the prior year quarter due to an increase in completed mergers and acquisitions activity during the third quarter of 2016.

•
Equity underwriting fees decreased 46.2% to $3.5 million for the third quarter of 2016 compared with the prior year quarter due to a significant decrease in equity issuances leading to reduced equity underwriting activity during the third quarter of 2016.

•	Revenue from Taxable Fixed Income was $14.4 million for the third quarter of 2016, relatively flat compared with the third quarter of 2015.

•	Public Finance and Municipal Trading revenue decreased 46.4% to $3.0 million for the third quarter of 2016 compared with the third quarter of 2015.
Discontinued Operations
During the second and third quarter of 2016, the Company substantially completed the dissolution of its Oppenheimer Multifamily Housing and Healthcare Finance Inc. subsidiary. See Note 3 for details.
Liquidity and Capital Resources
Total assets at September 30, 2016 decreased by 4.2% from December 31, 2015. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of repurchase agreements. The Company's longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in office facilities, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2016, the Company had $132.0 million of such borrowings outstanding compared to outstanding borrowings of $100.2 million at December 31, 2015. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.1 million and $387,000, respectively, at September 30, 2016. See Note 13 to the condensed consolidated financial statements in Item 1 herein for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and

Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.6 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through September 30, 2016 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $1.8 million in forgivable notes to employees (which are inherently illiquid) for the three months ended September 30, 2016 ($2.8 million for the three months ended September 30, 2015) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2016, bank call loans were $132.0 million ($100.2 million at December 31, 2015 and $147.7 million at September 30, 2015). The average daily bank loan outstanding for the three and nine months ended September 30, 2016 was $94.0 million and $101.1 million, respectively ($131.3 million and $114.8 million for the three and nine months ended September 30, 2015, respectively). The largest daily bank loan outstanding for the three and nine months ended September 30, 2016 was $170.3 million and $192.2 million, respectively ($246.9 million for both the three and nine months ended September 30, 2015). The average weighted interest rate on bank call loans applicable on September 30, 2016 was 1.51%.
At September 30, 2016, securities loaned balances totaled $133.2 million ($130.7 million at December 31, 2015 and $209.1 million at September 30, 2015). The average daily securities loan balance for the three and nine months ended September 30, 2016 was $149.9 million and $174.0 million, respectively ($191.2 million and $173.9 million for the three and nine months ended September 30, 2015, respectively). The largest daily stock loan balance for the three and nine months ended September 30, 2016 was $177.7 million and $241.7 million, respectively ($233.7 million and $244.2 million for the three and nine months ended September 30, 2015, respectively).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2016, the Company did not have any reverse repurchase agreements and repurchase agreements that elected the fair value option.
At September 30, 2016, the gross balances of reverse repurchase agreements and repurchase agreements were $206.5 million and $734.6 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2016 was $281.3 million and 741.9 million, respectively ($362.9 million and $861.5 million, respectively, for the three months ended September 30, 2015). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2016 was $432.0 million and $864.2 million, respectively ($692.3 million and $1.2 billion, respectively, for the three months ended September 30, 2015).
At September 30, 2016, the gross leverage ratio was 5.0
OMHHF, which historically engaged in commercial mortgage origination and servicing, has obtained an uncommitted warehouse facility line through PNC under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At September 30, 2016, OMHHF did not have any outstanding balance under the warehouse facility line.
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

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(24,545)	$(89,799)
Cash provided by (used in) investing activities	43,165	(3,613)
Cash provided by financing activities	17,060	76,916
Net increase (decrease) in cash and cash equivalents	$35,680	$(16,496)
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
Other Matters
During the third quarter of 2016, the Company purchased and canceled 2,264 shares of Class A Stock for a total consideration of $34,080 pursuant to its share repurchase program.
On October 28, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 25, 2016 to stockholders of record on November 11, 2016.
The book value of the Company's Class A and Class B Stock was $38.41 at September 30, 2016 compared to $38.84 at December 31, 2015, based on total outstanding shares of 13,368,104 and 13,338,166, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2016 was 13,366,863 compared to 13,690,698 outstanding for the same period in 2015.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2016, the Company had $3.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2016, the Company purchased and holds (net of redemptions) approximately $92.0 million in ARS from its clients. In addition, the Company is committed to purchase another $25.5 million in ARS from clients through 2020 under legal settlements and awards.
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

Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2016, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At September 30, 2016, the amount of ARS held by the Company that was below investment grade was $3.6 million and the amount of ARS that was unrated was $25,000.

(Expressed in thousand)
Auction Rate Securities Owned and Committed to Purchase at September 30, 2016
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities ("ARS") Owned (1)	$92,025	$2,016	$90,009
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	3,000	66	2,934
Legal Settlements and Awards (5)	25,454	(695)	26,149
Total	$120,479	$1,387	$119,092

(1)
Principal amount represents the par value of the ARS and is included in securities owned in the condensed consolidated balance sheet at September 30, 2016. The valuation adjustment amount is included as a reduction to securities owned in the condensed consolidated balance sheet at September 30, 2016.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2016.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at September 30, 2016. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $33.8 million of ARS as of September 30, 2016.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $1.4 million as of September 30, 2016. The valuation adjustment is comprised of $2.0 million which represents the difference between the principal value and the fair value of the ARS the Company owns as of September 30, 2016 and $629,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of September 30, 2016, the Company had $3.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $33.8 million of ARS as of September 30, 2016. Since the Company was not committed to purchase this amount as of September 30, 2016, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 6 and Note 7 to the condensed consolidated financial statements in Item 1 herein.

Contractual Obligations
The following table sets forth the Company's contractual obligations as of September 30, 2016:

(Expressed in millions)
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$269	$41	$75	$49	$104
Committed Capital	5	5	—	—	—
Regulatory Settlements (1)	10	10	—	—	—
Senior Secured Notes (2)(3)	176	13	163	—	—
ARS Purchase Commitments (1)	25	—	19	6	—
Total	$485	$69	$257	$55	$104

(1)	See Note 12 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	See Note 10 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(3)	Includes interest payable of $26.3 million through maturity.
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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including declining oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiii) the Company's ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, including those in the United Kingdom which may be affected by BREXIT, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to pending elections results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – "Risk Factors" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2016, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected. The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $62.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made twelve offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and April 25, 2016. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of September 30, 2016, the Company had purchased and holds (net of redemptions) approximately $92.0 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of September 30, 2016, Oppenheimer had extended margin loans to eight holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2016 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2015, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

As of September 30, 2016, there are no pending ARS-related cases against Oppenheimer. As of September 30, 2016, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia (U.S.N.D. GA). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. Oppenheimer's summary judgment motion remains under consideration by the Bankruptcy Court. Oppenheimer believes that, as a result of previous court rulings in this matter, the claimed damages against Oppenheimer have been substantially reduced and that it has meritorious defenses to the remaining claims made against it and intends to defend itself vigorously.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. No hearing dates have been set in the JPMCC Arbitration. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.37 million). These judgments have been affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer have requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs have filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.52 million). Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
On October 21, 2015, plaintiff Enrico Vaccaro, individually and on behalf of others similarly situated, filed a putative class action complaint in the Supreme Court of the State of New York, County of New York, on behalf of purchasers of New Source Energy Partners, L.P. ("NSLP") 11% Series A Cumulative Convertible Preferred Units ("NSLP Complaint"). Plaintiff named as defendants NSLP, as well as certain officers and directors of NSLP, and underwriters Oppenheimer, Stifel, Nicolaus & Company, Inc., Robert W. Baird & Co. Inc., Janney Montgomery Scott LLC, and Wunderlich Securities, Inc. Plaintiff alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act pursuant to and/or traceable to NSLP’s prospectus supplement and accompanying prospectus, filed with the SEC on May 7, 2015, and the base prospectus and shelf registration statement filed with the SEC and declared effective on April 21, 2014 ("NSLP Offering Documents"). The NSLP Complaint alleged that the NSLP Offering Documents failed to disclose certain cash flow problems facing NSLP and sought damages, equitable relief, and attorneys' fees and costs. On or around November 13, 2015, the defendants removed the state court action to the United States District Court for the Southern District of New York ("SDNY"). On or around March 30, 2016, NSLP filed with the SDNY notice of its March 15, 2016 voluntary petition for relief under chapter 7 title 11 of the United States Bankruptcy Code, which operates as an automatic stay of the claims as to NSLP. On June 20, 2016, Plaintiffs filed an amended class action complaint ("NSLP Amended Complaint"), which seeks unspecified damages, including interest, punitive and exemplary damages, as well as rescission. Underwriter defendants, including Oppenheimer, believe they have meritorious defenses to the NSLP Amended Complaint. A motion to dismiss filed by the underwriter defendants on August 19, 2016 is currently pending before the Court. Underwriter defendants, including Oppenheimer, believe they have meritorious defenses to the NSLP Amended Complaint and intend to defend themselves vigorously.
In October 2015, a claimant filed a FINRA Arbitration (No. 15-02841) against Oppenheimer captioned Board of Bernalillo County Commissioners vs. BOSC, Inc., Oppenheimer & Co. Inc., Thomas Wayne Hayes and Royce Owen Simpson. The statement of claim alleges that Oppenheimer and its former employee, Simpson, as well as BOSC, Inc. and its former employee, Hayes, violated the New Mexico Securities Act by recommending a concentrated portfolio of fixed income securities with a longer than appropriate average maturity which resulted in the portfolio being exposed to significant interest rate risk that was unsuitable for one of the county's investment objectives of preserving capital. The county has alleged damages against all respondents in excess of $16.0 million. The arbitration hearing has been scheduled to commence in June of 2017. Oppenheimer believes it has meritorious defenses to the claims made against it and intends to defend itself vigorously.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division where it remains), Case #13-34684 CA 42, a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (“Stern Trusts”) established by Idelle Stern, prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of her trust, during her lifetime; and that Defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. The matter is tentatively scheduled for trial in January 2017. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

Item 1A.    Risk Factors
During the nine months ended September 30, 2016, there were no material changes to the information contained in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2016, the Company issued 10,988 shares of Class A Stock pursuant to the Company's share-based compensation programs for no cash consideration.

(b)	Not applicable.
(c)In the three months ended September 30, 2016, the Company purchased and canceled 2,264 shares of Class A Stock for total consideration of $34,080 ($15.05 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2016	2,264	$15.05	2,264	316,600
August 2016	—	—	—	316,600
September 2016	—	—	—	316,600
Total	2,264	$15.05	2,264	316,600

Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, New York on this 28th day of October, 2016.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)