Form 10-K
period 2016-12-31
OPPENHEIMER HOLDINGS INC
filed 2017-03-03
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 3, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2016 was $205.0 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2016 of $15.46.
The number of shares of the Company’s Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2017 was 13,336,346 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the “Company.” We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the “Operating Subsidiaries.”

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc., through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer, Oppenheimer Asset Management Inc. ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, OPY Credit Corp., a New York corporation organized to trade and clear syndicated corporate loans, and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), a Federal Housing Administration ("FHA")-approved mortgage company based in Pennsylvania. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. The Company's international businesses are carried on through Oppenheimer Europe Ltd. (United Kingdom), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of approximately 1,158 financial advisers in 93 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2016, the Company held client assets under administration of approximately $77.2 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage – Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A substantial portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
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

ASSET MANAGEMENT
OAM, an investment advisory affiliate of Oppenheimer, manages the Company's advisory programs and alternative investments business. The business includes discretionary and non-discretionary fee-based programs sponsored by Oppenheimer, OAM, Oppenheimer Investment Advisers ("OIA") and Oppenheimer Investment Management LLC ("OIM"), as well as alternative investments sponsored through Advantage Advisers Multi Manager LLC and Oppenheimer Alternative Investment Management LLC.
OAM offers a wide range of tailored investment management solutions and services to high net worth private clients, institutions and investment advisers. These include, but are not limited to, portfolio management, manager research and due diligence, asset allocation advice and financial planning. Proprietary and third party investment management capabilities are offered through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs. Platform support functions include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting.
At December 31, 2016, the Company had $24.8 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services along with revenue sharing arrangements with registered and private alternative investment vehicles. Investment advisory fees are earned on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed quarterly, in advance, and are calculated based on AUM balances at the end of the prior quarter. Revenue sharing arrangements for management and incentive fees in alternative investments are calculated on a pre-determined basis with registered and private investment companies. AUM will be impacted by market movement, as well as gross sales and withdrawals from advisory programs and/or alternative investments.
The Company's asset management services include:
Separately Managed Accounts – The Company provides clients with two fee-based programs: (i) Unified Managed Account which allows multiple investment managers, mutual funds and ETFs to be combined in a single custodial account; and (ii) Strategic Asset Review dual contract program through which clients may select among those managers available.
Mutual Fund Managed Accounts – The Company offers two fee-based mutual fund managed account programs through Portfolio Advisory Services (PAS); (i) PAS, a non-discretionary advisory program where clients choose mutual funds approved by the Company to create strategic asset allocations; and (ii) PAS Directed, a discretionary advisory program where an Oppenheimer adviser choses the mutual funds to create the asset allocation and portfolio construction.
Discretionary Advisory Accounts – Oppenheimer offers three discretionary portfolio management programs. Through its Omega and Fahnestock Asset Management (FAM) programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisers. FAM also offers a fee plus commission option. The Alpha program offers similar services on a commission-based program.
Non-Discretionary Advisory Accounts – Under Oppenheimer's Preference Program, Oppenheimer provides fee-based non-discretionary investment advisory services and consultation to clients.
Alternative Investments – The Company offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds and private equity funds. For proprietary funds, the Company, through its subsidiaries, acts as a general partner.
Portfolio Enhancement Program – The Company offers qualified option investors the opportunity to participate in the program which sells uncovered, out-of-the-money puts and calls on the S&P 500 Index. The program uses special memorandum accounts released from a collateral account owned by the investor.
Oppenheimer Investment Advisers – OIA provides taxable and non-taxable fixed income portfolios and strategies managed by internal portfolio managers.
Oppenheimer Investment Management LLC – OIM provides institutional taxable fixed income portfolio management strategies and solutions to Taft-Hartley funds, public pension funds, corporate pension funds, insurance companies, foundations and endowments.

CAPITAL MARKETS
Investment Banking
Oppenheimer employs approximately 100 investment banking professionals throughout the United States, the United Kingdom and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on certain sectors including consumer and business services, energy, financial institutions and real estate, healthcare, industrial growth and services, and technology, media and communications. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions practice as well as Equities, Leveraged Finance and Fixed Income platforms to provide its clients with tailored advice and recommendations.
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
Leverage Finance and Fixed Income – Oppenheimer offers a full range of debt financing for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate emerging market issuers.
Equities Division
Institutional Equity Sales and Trading – Oppenheimer employs over 100 dedicated equity sales and trading professionals. Oppenheimer provides execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, attracted by the insights and market intelligence provided by sales and trading staff as well as by the quality of execution (measured by volume, timing and price), and competitive negotiated commission rates.
Equity Research – Oppenheimer employs 32 senior analysts covering over 500 equity securities worldwide. Oppenheimer provides regular research reports, notes and earnings updates and also sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments.
Equity Derivatives and Index Options – Oppenheimer offers extensive equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer's experienced professionals have expertise in many listed derivative products designed to serve the diverse needs of its institutional, corporate and private client base.
Convertible Bonds – Oppenheimer offers expertise in the sales, trading and analysis of U.S. domestic convertible bonds, convertible preferred shares and warrants, with a focus on minimizing transaction costs and maximizing liquidity. In addition Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis.

Event Driven Sales and Trading – Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: risk / merger arbitrage, Dutch tender offers, splits and spin-offs, recapitalizations, corporate reorganizations, and other event-driven trading strategies.
Debt Capital Markets
Fixed Income – Oppenheimer offers trading and a high degree of sales support in highly rated ("high grade") corporate bonds, mortgage-backed securities, government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury. Oppenheimer trades non-investment grade public and private debt securities, mortgage-backed securities, sovereign and corporate debt of industrialized and emerging market countries and distressed securities for institutional clients qualified to sustain the risks associated with such securities. Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.
Fixed Income Research – Oppenheimer has a total of eight fixed income research professionals. There are three dedicated research analysts covering companies that have issued high yield bonds in the United States. Oppenheimer's high yield corporate bond research effort is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. There is one mortgage backed securities analyst focused on the detailed analysis of individual agency and non-agency mortgage backed securities. There are two professionals covering emerging market fixed income issuers, including a publishing research analyst focused exclusively on sovereign bonds and a strategist providing commentary on emerging market corporate bond issuers. The Firm also has a municipal bond research analyst publishing reports on the tax-exempt municipal bond market.
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
Municipal Trading – Oppenheimer has regionally based municipal bond trading desks serving retail financial advisers and clients within their regions. These desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The Firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The Institutional desks assist in underwriting municipal securities originated by its Public Finance Department. These desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities.
Proprietary Trading
In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that proposes to prohibit proprietary trading by certain financial institutions (the "Volcker Rule") except where facilitating customer trades. The Volcker Rule went into effect in July 2015 and does not impact the Company's business or operations as it applies to banks and other subsidiaries of bank holding companies only.
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
Proprietary Trading and Investment Activities – Oppenheimer holds positions in its trading accounts in securities in which it does not make a market and may engage from time to time in other types of principal transactions in securities. Oppenheimer has several trading departments including a convertible bond department, a risk arbitrage department, a corporate bond department, a municipal bond department, a government/mortgage backed securities department, and a department that underwrites and trades U.S. government agency issues, taxable corporate bonds, preferred shares, unit investment trusts and short term debt instruments. These departments continually purchase and sell securities and make markets in order to make a profit on the inter-dealer spread or to profit from investment. Although Oppenheimer from time to time holds an inventory of securities, more typically, it seeks to match customer buy and sell orders. In addition, Oppenheimer holds proprietary positions in equity or fixed income securities in which it may not act as a dealer.
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
CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer in securities under the Securities Exchange Act of 1934 and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), underwritings, research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located throughout the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). OAM provides investment advice to clients through separate accounts and wrap fee programs.

OPY Credit Corp.
The Company reached an agreement with RBS Citizens, NA, now Citizens Bank, NA, including its broker-dealer affiliates ("Citizens"), that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also, in certain circumstances, assume a portion of Citizen's syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. At December 31, 2016, there were no outstanding loans in place.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2016, Oppenheimer Trust held custodial assets of approximately $662.2 million. See "Other Requirements," below.
Oppenheimer Multifamily Housing & Healthcare Finance, Inc.
OMHHF was formerly engaged in the business of originating and servicing Federal Housing Administration ("FHA")-insured multifamily and healthcare facility loans and securitizing these loans into Ginnie Mae ("GNMA") mortgage backed securities. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
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
Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States as well as non-U.S. securities through EuroClear. The Company began clearing its non-U.S. international equities business in securities traded on European exchanges, carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an Introducing Broker and introduces its client commodities transactions through a correspondent firm on a fully disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all exchanges.
EMPLOYEES
At December 31, 2016, the Company employed 3,098 employees (3,043 full-time and 55 part-time), of whom approximately 1,158 were financial advisers.
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

We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We also compete with advisers holding themselves out as "independent" and who are registered as RIA’s (Registered Investment Advisers). We compete principally on the basis of the quality of our advisers, services, product selection, location and reputation in local markets. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified advisers, including successful financial advisers, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.
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

CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal information as well as funds and securities through instructions seemingly from authorized parties but in fact from parties intent on attempting to steal. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning our clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Corporate Information Security Officer and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See Item 1A under the caption "Risk Factors - The Company may be exposed to damage to its business or its reputation by Cybersecurity incidents."
REGULATION
Self-Regulatory Organization Membership – Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): the Financial Industry Regulatory Authority ("FINRA"), the Intercontinental Exchange, Inc., known as ICE Futures U.S., the Commodities Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.
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
The Sarbanes-Oxley Act of 2002 – The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for their compliance with the Sarbanes-Oxley Act of 2002. Management has determined that the Company's internal control over financial reporting as of December 31, 2016 was effective. See Item 8 under the caption "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") – In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers.
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
Section 956 of the Dodd-Frank Act required the SEC, Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Housing Finance Agency and National Credit Union Administration (the "agencies") to jointly prescribing regulations or guidelines related to the prohibition of incentive-based compensation arrangements that encourage inappropriate risks at certain financial institutions. The agencies have released a proposed rule that would prohibit certain forms of incentive-based compensation arrangements for financial institutions with greater than $1 billion in total assets (the "Incentive-Based Compensation Proposal"). Much of the Incentive-Based Compensation Proposal would apply to financial institutions categorized as either "Level 1" institutions (assets of $250 billion or more) or "Level 2" institutions (assets of $50 billion to $250 billion), while "Level 3" institutions (assets of $1 billion to $50 billion) would be subject to less extensive obligations. All covered financial institutions would be required to, among other requirements: (i) annually document the structure of their incentive-based compensation arrangements; (ii) retain records of such annual documentation for at least seven years; and (iii) comply with general prohibitions on incentive-based compensation arrangements that could encourage inappropriate risk-taking. Should the Incentive-Based Compensation Proposal be adopted, we would be subject to the rule’s requirements as a "Level 3" financial institution, which would require us to incur additional legal and compliance costs, as well as subject us to increased legal risks.
Fiduciary Standard – Rulemaking by U.S. Department of Labor ("DOL") – In April 2016, the DOL finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will need to meet greater "conflict of interest" standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under some circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The new fiduciary standard definitions for investment advice were effective on June 7, 2016 but compliance with the new rules under most circumstances is postponed until April 10, 2017 and full compliance with the BIC and other exemptions is delayed until January 1, 2018. It appears increasingly likely that these effective dates will be extended.
Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules are subject to proposed changes and/or elimination.
Money Market Funds – In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company now offers FDIC short-term bank deposits alternatives as cash sweep investments.
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
See Note 17 to the consolidated financial statements for the year ended December 31, 2016 appearing in Item 8 for further information on the Company's regulatory capital requirements.
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
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company's obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. At December 31, 2016, the Company was in compliance with all of its covenants. On July 5, 2016, S&P affirmed the Company's 'B' Corporate Family rating and 'B' rating on the Notes and revised its outlook to positive from stable. On December 12, 2016, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B2' rating on the Notes and affirmed its positive outlook.
Securities Investor Protection Corporation ("SIPC")
Oppenheimer and Freedom are each members of the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional "excess of SIPC" policy protection from certain underwriters at Lloyd's of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer. The "excess of SIPC" policy has an overall aggregate limit of liability of $400.0 million. The Company has entered into an indemnity agreement with Lloyd's of London pursuant to which the Company has agreed to indemnify Lloyd's of London for losses incurred by Lloyd's under the policy.

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
You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2016 at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC's internet website is http://www.sec.gov.

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
In February 2008, the market for auction rate securities ("ARS") began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result of this and the Company’s ongoing repurchases from customers discussed below, is exposed to these liquidity issues as well. The Company believes that, although issuer redemptions of ARS have occurred, less than 10% of the overall ARS issued into the ARS market remained outstanding at December 31, 2016. There is no guarantee that further ARS issuer redemptions will occur and, if so, that the Company's clients' ARS will be redeemed.
Regulators have concluded, in many cases, that firms that operate in the securities industry, initially those that underwrote and supported the auctions for ARS, should be compelled to purchase them from retail customers. Underwriters and broker-dealers in such securities have settled with various regulators and have purchased ARS from their retail clients. The Company may be at a competitive disadvantage to those of its competitors that have already completed purchases of ARS from their clients.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. The ultimate amount of ARS to be repurchased by the Company under the settlements with the Regulators or legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" and "Off-Balance Sheet Arrangements" for additional details.
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
The Company's customers held at Oppenheimer approximately $76.5 million of ARS at December 31, 2016, exclusive of amounts that were owned by Qualified Institutional Buyers ("QIBs"), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market's failure in February 2008 over a short period of time. If the Company was to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market's failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company's results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won't seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See "Legal Proceedings."
The Company has sought, with very limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS holdings.
Damage to our reputation could damage our businesses.
Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this Item 1A, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record keeping, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. Increasingly, the internet, through investor blogs or other sites, is being used to publish information that is untrue, significantly skewed or in some cases slanderous about companies and individuals that are published anonymously and are difficult to refute. Such stories can negatively impact the reputation of companies that are the subject of such attacks. See "The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses."
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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. At times over the last several years we have experienced operating cycles during weak and uncertain U.S. and global economic conditions, including low economic output levels, historically low interest rates, high unemployment rates, and uncertainty with respect to domestic and international fiscal and monetary policy. These conditions led to changes in the global financial markets that from time to time negatively impacted our revenue and profitability. While global financial markets have shown signs of improvement, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of low levels of short-term interest rates, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability. U.S. markets may also be impacted by political and civil unrest occurring in the Middle East and in Eastern Europe and Russia. Concerns about the

European Union (“EU”), including Britain’s June 23, 2016 referendum to exit the EU (“Brexit”), and the stability of the EU’s sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU’s financial support programs. It is possible that other EU member states may choose to follow Britain’s lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.
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

•
The reduction of interest rates to all-time record lows has substantially reduced the interest profits available to the Company through its margin lending and has also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates remain at low levels, despite an initial move upward by the Federal Reserve, the Company's profitability will continue to be significantly negatively impacted.

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
Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee’s decision to leave us as well as in a prospective employee’s decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisors and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition could be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us.
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
At December 31, 2016, the Company had liabilities of approximately $1.7 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations or the liquidation of collateral supporting such borrowings will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by its debt obligations would most likely have a material adverse effect on its results of operations and financial condition.

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
The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to monetary penalties or sanctions.
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
Market and economic conditions over the past several years have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see Item 1, “Regulation,” in this report for a discussion of such changes). The ultimate impact that the Dodd-Frank Act and implementing regulations will have on us, the financial industry and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. We are evaluating the impact of the U.S. Department of Labor ("DOL") rule on our business. However, because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that implementation of the DOL Rule will negatively impact our results including the impact of increased costs related to compliance, legal and information technology. In addition, we expect that our legal risks will increase, in part, as a result of the new contractual rights required to be given to IRA and non-ERISA plan clients under the Best Interest Contract exemption and principal transactions exemption.
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

Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations may result in enhanced standards of duty on broker dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company's activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is the Company's primary regulatory agency. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms' operations. However, recently the SEC has significantly increased its direct oversight of registrants in areas that directly overlap with FINRA thereby increasing the Company's costs of compliance and increasing the risks associated with compliance with emerging standards.
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
Numerous regulatory changes, and enhanced regulatory and enforcement activity, relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.
The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the 1940 Act with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares. The staff of the SEC’s Office of Compliance, Inspections and Examinations has indicated that it is reviewing the use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years. As these measures are neither final nor undergoing implementation throughout the financial services industry, their impact cannot be fully ascertained at this time. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results. Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisors and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisors with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in augmented operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. For example, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisors. It is not clear whether the SEC will determine that a heightened standard of conduct is appropriate for broker-dealers; however, any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance. In addition, U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge advisory fees. Such “pay-to-play” rules could affect the profitability of that portion of our business. Additionally, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may be limited or modified in the future. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.

Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.
The securities industry is subject to extensive and constantly changing regulation. Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients’ funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries’ registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

The DOL has adopted regulations that change the definition of who is an investment advice fiduciary under the Employee Retirement Income Security Act of 1974 (ERISA) and how such advice can be provided to account holders in retirement accounts such as pension plans, 401(k) plans and IRAs. In addition, the SEC is also pursuing its own rules around a uniform fiduciary standard which could conflict with the DOL's rulemaking. Additional rulemaking or legislative action could negatively impact the Company's business and financial results. As the DOL regulations are not yet in effect, it is difficult to determine what impact this will have on our compliance costs, business, operations and profitability.
Failure to comply with capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FCA and the SFC.
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
In addition, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited are regulated by the FCA of the United Kingdom and the SFC in Hong Kong, respectively. Failure of these entities to comply with capital requirements could subject those entities to suspension or expulsion by their respective regulators.
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
If actual experience differs from management's estimates used in the preparation of financial statements, the Company's consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. The Company's accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed by the Company as critical accounting estimates, are those described in Note 2 to the consolidated financial statements for the year ended December 31, 2016 appearing in Item 8. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material adverse effect on the consolidated financial statements.
The value of the Company's goodwill and intangible assets may become impaired.
A substantial portion of the Company's assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see Note 18 to the consolidated financial statements for the year ended December 31, 2016 appearing in Item 8.
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
The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company's ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company's financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company's credit risk to customers as well as to third parties and increases in general systemic risk. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions.
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
Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards. Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, violations of applicable privacy and other applicable laws and regulatory sanctions.
Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.
The expectations of sound operational and informational security practices have risen among our clients and vendors, the public at large and regulators. Our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyber-attacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cyber security incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations. Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients and counterparties. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications. We may also be subject to litigation and financial losses that are neither insured nor covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.
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
Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.
We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to manage our growth adequately, or to manage our risk effectively, could materially and adversely affect our business and financial condition. Financial services firms are subject to numerous actual or perceived conflicts of interest, which are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause result in material harm to our business and financial condition.
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
The Company issues two classes of shares, Class A Stock and Class B voting common stock (the "Class B Stock"). At December 31, 2016, there were 99,665 shares of Class B Stock outstanding compared to 13,261,095 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.
The Company's Chairman and CEO owns a significant portion of the Company's Class B Stock and therefore can exercise significant control over the corporate governance and affairs of the Company, which may result in him taking actions with which other stockholders do not agree.
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
At December 31, 2016, the Company had 13,261,095 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 13,601 shares of Class A Stock, as well as outstanding unvested restricted stock awards granted for an additional 1,223,533 shares of Class A Stock. The Company is further authorized to issue up to 537,841 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders' holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company's stockholders. The market price of the Company's Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.

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
The Company and its subsidiaries own no real property but, at December 31, 2016, occupied office space in 103 locations under standard commercial terms expiring between 2017 and 2028. If any leases are not renewed, the Company believes it could obtain comparable space elsewhere on commercially reasonable rental terms.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $47.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made twelve offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and April 25, 2016. The Company's latest offer to purchase commenced on January 3, 2017 and will terminate on March 20, 2017. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of December 31, 2016, the Company had purchased and holds (net of redemptions) approximately $88.1 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of December 31, 2016, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
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

Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2016 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2015, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of December 31, 2016, there were no pending ARS-related cases against Oppenheimer. As of December 31, 2016, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" in Item 7.
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia (U.S.N.D. GA). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full dismissing the case. On January 24, 2017, the Trustee appealed the dismissal to the U.S.N.D. GA. Oppenheimer intends to defend itself vigorously in this matter.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 22, 2011, defendants removed the case to the United States District Court for the Eastern District of Texas, Sherman Division, and subsequently, on October 3, 2012, Providence Holdings, Inc. filed a new action in the United States District Court for the Eastern Division of Texas against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On December 18, 2012, Oppenheimer and Oppenheimer Trust Company filed motions (i) to dismiss the new complaint and (ii) to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc. described below. On March 18, 2013, the Texas court issued an order formally approving the parties' stipulation to stay the action. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in document discovery, pending the resolution of several privilege claims by cross-claim plaintiffs that implicate receivership proceedings pending before several courts in Oklahoma. On September 24, 2015,

Providence Holdings filed a motion for summary judgment as to some but not all of Oppenheimer's cross-claims against it. The Court has deferred Oppenheimer's obligation to respond to that motion indefinitely until discovery has taken place. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously including pursuing dismissal of the claims against it.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. No hearing dates have been set in the JPMCC Arbitration. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.32 million). These judgments were affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer have requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs have filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.38 million). In an agreement executed by JPMCC on October 7, 2016, JPMCC settled the claims asserted by the plaintiffs in the above referenced matters for €3.9 million (approximately U.S. $4.12 million). Oppenheimer continues to pursue its appeal to Germany’s highest appellate court. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
On October 21, 2015, plaintiff Enrico Vaccaro, individually and on behalf of others similarly situated, filed a putative class action complaint in the Supreme Court of the State of New York, County of New York, on behalf of purchasers of New Source Energy Partners, L.P. ("NSLP") 11% Series A Cumulative Convertible Preferred Units ("NSLP Complaint"). Plaintiff named as defendants NSLP, as well as certain officers and directors of NSLP, and underwriters Oppenheimer, Stifel, Nicolaus & Company, Inc., Robert W. Baird & Co. Inc., Janney Montgomery Scott LLC, and Wunderlich Securities, Inc. Plaintiff alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act pursuant to and/or traceable to NSLP’s prospectus supplement and accompanying prospectus, filed with the SEC on May 7, 2015, and the base prospectus and shelf registration statement filed with the SEC and declared effective on April 21, 2014 ("NSLP Offering Documents"). The NSLP Complaint alleged that the NSLP Offering Documents failed to disclose certain cash flow problems facing NSLP and sought damages, equitable relief, and attorneys' fees and costs. On or around November 13, 2015, the defendants removed the state court action to the United States District Court for the Southern District of New York ("SDNY"). On or around March 30, 2016, NSLP filed with the SDNY notice of its March 15, 2016 voluntary petition for relief under chapter 7 title 11 of the United States Bankruptcy Code, which operates as an automatic stay of the claims as to NSLP. On June 20, 2016, Plaintiffs filed an amended class action complaint ("NSLP Amended Complaint"), which seeks unspecified damages, including interest, punitive and exemplary damages, as well as rescission. On December 19, 2016, the SDNY dismissed the NSLP Amended Complaint without prejudice.
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

In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division where it remains), a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the“Stern Trusts”) established by Idelle Stern, prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the SternTrusts, during her lifetime; and that defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, defendants filed a motion for summary judgment seeking to dismiss all of plaintiffs' claims. The scheduled trial date in January 2017 has been canceled and no new trial date has been scheduled. Hearings on the defendants' motion for summary judgment are scheduled for March 2017. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.
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
The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2016 and 2015 fiscal years. Prices provided are based on data provided by the NYSE.

		NYSE
Class A Stock		High	Low
2016	1st Quarter	$16.98	$13.58
	2nd Quarter	16.66	13.63
	3rd Quarter	16.49	13.74
	4th Quarter	19.65	13.65
2015	1st Quarter	24.41	19.04
	2nd Quarter	27.99	22.30
	3rd Quarter	26.80	17.40
	4th Quarter	20.98	15.60
As of December 31, 2016, there were 1,237,134 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 28, 2017 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares	Number of Stockholders of Record
Class A Stock	13,336,346	89
Class B Stock	99,665	44
(c) Dividends
The following table sets forth the frequency and amount of any cash dividends declared on the Company's Class A Stock and Class B Stock for the fiscal years ended December 31, 2015 and 2016 and the first quarter of 2017:

Type	Declaration Date	Record Date	Payment Date	Amount Per Share
Quarterly	January 27, 2017	February 10, 2017	February 24, 2017	$0.11
Quarterly	October 28, 2016	November 11, 2016	November 25, 2016	0.11
Quarterly	July 29, 2016	August 12, 2016	August 26, 2016	0.11
Quarterly	April 29, 2016	May 13, 2016	May 27, 2016	0.11
Quarterly	January 29, 2016	February 12, 2016	February 26, 2016	0.11
Quarterly	October 30, 2015	November 13, 2015	November 27, 2015	0.11
Quarterly	July 31, 2015	August 14, 2015	August 28, 2015	0.11
Quarterly	May 1, 2015	May 15, 2015	May 29, 2015	0.11
Quarterly	January 30, 2015	February 13, 2015	February 27, 2015	0.11

Future dividend policy will depend upon the earnings and financial condition of the Operating Subsidiaries, the Company's need for funds and other factors. Dividends may be paid to holders of Class A Stock and Class B Stock (pari passu), as and when declared by the Company's Board of Directors, from funds legally available therefore.
(d) Share-Based Compensation Plans
The Company has a 2006 Equity Incentive Plan, adopted December 11, 2006 and amended in December 2011, and had a 1996 Equity Incentive Plan, as amended March 10, 2005, which expired on April 18, 2006 (together "EIP"), under which the Compensation Committee of the Board of Directors of the Company has granted options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers and key employees of the Company and its subsidiaries. From 2011 through 2013, restricted Class A Stock awards were granted to the Company's non-employee directors as approved by a committee formed for that purpose. With the adoption of the OIP (as defined below), the amount and terms of such grants are determined by the Compensation Committee of the Company's Board of Directors.
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
(e) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2011	2012	2013	2014	2015	2016
Oppenheimer Class A Stock	100	110	157	147	111	118
S&P 500	100	113	147	164	163	178
S&P 500 / Diversified Financials	100	139	194	223	200	238
Stock Buy-Back
On September 15, 2015, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 665,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,348,369 then issued and outstanding shares of Class A Stock ("New Program"). This authorization replaces the share repurchase program covering up to 675,000 shares of the Company's Class A Stock, which was announced on October 7, 2011 ("Previous Program"), pursuant to which 322,177 shares of the Company's Class A Stock were repurchased and canceled prior to December 31, 2014. During the nine months ended September 30, 2015, the Company purchased and canceled an additional 328,844 shares of Class A Stock for a total consideration of $6.6 million ($20.12 per share) under the Previous Program. The 23,979 remaining shares available under the Previous Program have been replaced by the shares available under the New Program. During the fourth quarter of 2015, the Company purchased and canceled an aggregate of 94,882 shares of Class A Stock for a total consideration of $1.6 million ($17.20 per share) under the New Program.
During the year ended December 31, 2016, the Company purchased and canceled an aggregate of 260,862 shares of Class A Stock for a total consideration of $3.9 million ($15.09 per share) under the New Program. As of December 31, 2016, 309,256 shares were available to be purchased under the New Program.
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

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2016:

(Expressed in thousands, except number of shares and per share amounts)
	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
Revenue	$857,779	$897,801	$981,135	$985,568	$916,931
Net income (loss) from continuing operations	(9,630)	(2,834)	5,056	19,462	(10,327)
Net income from discontinued operations	10,121	5,732	4,505	6,691	9,476
Net income (loss)	491	2,898	9,561	26,153	(851)
Net income attributable to noncontrolling interest, net of tax	1,652	936	735	1,092	2,762
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,161)	$1,962	$8,826	$25,061	$(3,613)
Basic net income (loss) per share attributable to Oppenheimer Holdings Inc. (2)
Continuing operations	$(0.72)	$(0.21)	$0.37	$1.44	$(0.76)
Discontinued operations	0.63	0.35	0.28	0.41	0.49
Net income (loss) per share	$(0.09)	$0.14	$0.65	$1.85	$(0.27)
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc. (2)
Continuing operations	$(0.72)	$(0.21)	$0.36	$1.38	$(0.76)
Discontinued operations	0.63	0.35	0.26	0.39	0.49
Net income (loss) per share	$(0.09)	$0.14	$0.62	$1.77	$(0.27)
Total assets	$2,236,930	$2,698,004	$2,791,479	$2,961,197	$2,678,171
Long term debt	$149,352	$148,868	$148,383	$192,265	$191,626
Total liabilities	$1,723,596	$2,172,922	$2,257,747	$2,433,326	$2,173,170
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Stockholders' equity attributable to Oppenheimer Holdings Inc.	$510,703	$518,058	$527,644	$522,518	$500,740
Book value per share attributable to Oppenheimer Holdings Inc. (2)	$38.22	$38.84	$38.71	$38.77	$36.80
Number of shares of capital stock outstanding (2)	13,360,760	13,338,166	13,630,368	13,477,647	13,607,998

(1)	Amounts have been recast to reflect discontinued operations. See Note 3 to the consolidated financial statements appearing in Item 8 for details.

(2)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2016, the Company provided its services from 93 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of December 31, 2016 totaled approximately $77.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At December 31, 2016, client assets under management totaled $24.8 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. At December 31, 2016, the Company employed 3,098 employees (3,043 full-time and 55 part-time), of whom approximately 1,158 were financial advisers.
Critical Accounting Policies
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of the Company's consolidated financial statements are summarized in Note 2 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these policies:
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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner, certain distressed municipal securities, and auction rate securities.

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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's interim goodwill impairment analysis performed at August 31, 2016 and annual goodwill impairment analysis performed at December 31, 2016 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2015, as follows:

In estimating the fair value of the PCD reporting unit, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded ("Price Multiples") or to similar companies engaged in an actual merger or acquisition ("Precedent Transactions"). As part of this process, multiples of value relative to financial variables, such as earnings or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return ("Discounted Cash Flow" or "DCF"). Each of these standard valuation methodologies requires the use of management estimates and assumptions.
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
At each interim and annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. See Note 18 to the consolidated financial statements appearing in Item 8 for further discussion.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value at December 31, 2016. See Note 18 to the consolidated financial statements appearing in Item 8 for further discussion.

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

The Company records uncertain tax positions in accordance with the FASB Accounting Standards Codification ("ASC") 740 on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and, for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 96%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A and "Factors Affecting 'Forward-Looking Statements'" herein.

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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, CFTC, NFA, MSRB and FINRA in the United States, the FCA in the United Kingdom, the JFSC in the Isle of Jersey, the SFC in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC and FINRA have increased their enforcement activities with an intent to bring more actions against firms and individuals with increased fines and sanctions for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules. Certain legislators continue to publicly advocate that the SEC has not taken adequate enforcement action against firms and individuals. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. It continues to be impossible to predict the nature and impact of such rulemaking. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. It is too early to tell if other rules will become final and the impact of these proposed rules on the Company.
In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will need to meet greater "conflict of interest" standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under some circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. Some industry participants have announced their intent to not adopt the BIC exemption and prohibit commission based activity with retirement accounts. The Company presently expects to continue such activity.

The new fiduciary standard definitions for investment advice were effective on June 7, 2016 but compliance with the new rules under most circumstances is postponed until April 10, 2017 and full compliance with the BIC and other exemptions is delayed until January 1, 2018. It appears increasingly likely that these effective dates will be extended.
Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules are subject to proposed changes and/or elimination.
However, given the breadth of the new definitions and rules, some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts may be impacted prior to the dates set forth above. The rule may also have implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company is reviewing its business and operating models in light of these new rules as they are expected to bring significant structural and operational changes to the Company and are likely to have a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs. Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties. On February 3, 2017, President Trump issued an Executive Memorandum to the Acting Secretary of Labor. This Memorandum instructs the DOL to examine the fiduciary rule for potential harm to investor retirement savings, disruptions to the retirement savings industry, and increased litigation costs which would be passed to retirement investors. If it finds appropriate reasons, the DOL is ordered to work on a proposal that either revises or rescinds the fiduciary rule in a manner which is consistent with the law.
The Presidential Memorandum described above was widely expected to result in a delay of the fiduciary rule. However, there is no guarantee that the Presidential Memorandum will result in a delay of the fiduciary rule's effective date of April 10, 2017.

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The Volcker Rule became effective on July 21, 2015. There may be additional changes to the requirements of the Volcker Rule and it is impossible to determine the Volcker Rule's long term impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The identification process has not been completed and is subject to appeal by the affected institutions. Recently one SIFI has proposed voluntarily discontinuing significant portions of its business to be relieved of the SIFI designation. Another SIFI appealed its designation and was found by a court to have been incorrectly designated as a SIFI and had the designation removed. The government has proposed appealing this court decision. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
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
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("BREXIT"). As a result, the acting Prime Minister resigned in favor of a new government. The British government recently announced its determination to institute Rule 50 in the Spring of 2017 thereby beginning a two-year period during which Great Britain will define its status with the EC but, by all reported accounts, will leave the EC. Upon the announcement of the BREXIT vote, the British Pound currency was extensively impacted declining 14% immediately and followed by continued declines in the ensuing months due to the uncertainty over the impact of BREXIT. The Company has a London-based business and the ability for it to passport its employees into the EU, post-BREXIT is in considerable doubt. In addition, a number of its London-based employees do not hold British passports and their continued employment in London is also in doubt. Given the lack of clarity on the ultimate impact of the BREXIT vote, the Company cannot determine what, if any, impact this change may make on its operations, both inside and outside the United Kingdom.
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

The rules and requirements that were created by the passage of the Patriot Act and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act ("BSA") and the Foreign Corrupt Practices Act ("FCPA") with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has increased staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures. In May 2016, FinCEN's proposed rule on customer due diligence was finalized with an effective date of May 11, 2018.

Pursuant to FINRA Rule 3130, the chief executive officers ("CEOs") of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2016.
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This would include a review for whether those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices to better align with the guidance provided in Regulatory Notice 15-33.
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

Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017 which payment was made to the SEC on January 26, 2017.
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. As part of its engagement of the independent law firm, the Company agreed that the recommendations of the independent law firm be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm. The Company has implemented a substantial number of recommendations made by the independent law firm. On December 15, 2016, the Company's agreement with the independent law firm expired by its terms. The Company is currently awaiting receipt of certain reports from the independent law firm.
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
In November 2016, Oppenheimer entered into a settlement with FINRA regarding each of the issues in the preceding two paragraphs pursuant to which Oppenheimer, to settle all four issues, agreed to pay a fine of $1.6 million and to pay restitution to eligible clients in an amount of approximately $1.8 million.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2016, the Company purchased and holds (net of redemptions) approximately $88.1 million in ARS from its clients. As of December 31, 2016, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $26.0 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $76.5 million of ARS at December 31, 2016 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
Outlook
The Company recognizes the increased focus on compliance with the regulatory requirements of our industry, and we must continue to perform a rigorous and ongoing assessment of our compliance and risk management efforts, invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company is committed to improving its technology capabilities to ensure compliance with industry regulations, support client service and expand its capital markets capabilities. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker dealers or the opening of new branch offices in attractive locations, thus maximizing the potential of each office and the development of existing trading, investment banking, investment advisory and other activities. The Company is also reviewing its full service business model to determine the opportunities available for closely related business models in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and has disposed and may continue, from time to time, to dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth.

Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $1.2 million or $0.09 basic net loss per share for the year ended December 31, 2016 compared with net income of $2.0 million or $0.14 basic net income per share for the year ended December 31, 2015. Loss before income taxes from continuing operations for the year ended December 31, 2016 was $21.9 million compared with a loss before income taxes from continuing operations of $2.4 million for the year ended December 31, 2015. Net income from discontinued operations was $10.1 million for the year ended December 31, 2016 compared with net income from discontinued operations of $5.7 million for the year ended December 31, 2015. Revenue from continuing operations for the year ended December 31, 2016 was $857.8 million, a decrease of 4.5% compared with revenue from continuing operations of $897.8 million for the year ended December 31, 2015. Revenue from discontinued operations for the year ended December 31, 2016 was $25.3 million compared with revenue from discontinued operations of $30.6 million for the year ended December 31, 2015.
The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31:

Expressed in thousands)
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commissions	$377,317	44%	$417,559	47%	$469,829	48%
Advisory fees	269,119	31%	280,247	31%	281,680	28%
Investment banking	81,011	10%	102,540	11%	125,598	13%
Interest	47,649	6%	49,032	5%	47,505	5%
Principal transactions, net	20,481	2%	15,180	2%	27,515	3%
Other	62,202	7%	33,243	4%	29,008	3%
Total revenue	$857,779	100%	$897,801	100%	$981,135	100%
The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker in transactions initiated by these subsidiaries.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

(Expressed in thousands)
	2016 versus 2015		2015 versus 2014
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(40,242)	(9.6)	$(52,270)	(11.1)
Advisory fees	(11,128)	(4.0)	(1,433)	(0.5)
Investment banking	(21,529)	(21.0)	(23,058)	(18.4)
Interest	(1,383)	(2.8)	1,527	3.2
Principal transactions, net	5,301	34.9	(12,335)	(44.8)
Other	28,959	87.1	4,235	14.6
Total revenue	(40,022)	(4.5)	(83,334)	(8.5)
Expenses
Compensation and related expenses	(26,110)	(4.3)	(43,576)	(6.7)
Communications and technology	3,841	5.8	(201)	(0.3)
Occupancy and equipment costs	(2,051)	(3.3)	171	0.3
Clearing and exchange fees	(896)	(3.4)	1,313	5.3
Interest	3,108	19.0	(627)	(3.7)
Other	1,550	1.3	(20,796)	(15.0)
Total expenses	(20,558)	(2.3)	(63,716)	(6.6)
Income (loss) before income taxes from continuing operations	(19,464)	801.6	(19,618)	*
Income taxes	(12,668)	*	(11,728)	(96.7)
Net income (loss) from continuing operations	(6,796)	239.8	(7,890)	*

Discontinued operations
Income from discontinued operations	8,200	89.7	593	6.9
Income taxes	3,811	111.9	(634)	(15.7)
Net income from discontinued operations	4,389	76.6	1,227	27.2

Net income	(2,407)	*	(6,663)	(69.7)
Less net income attributable to noncontrolling interest, net of tax	716	76.5	201	27.3
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,123)	*	$(6,864)	(77.8)
* Not comparable
Fiscal 2016 compared to Fiscal 2015
Revenue
Commission revenue was $377.3 million for the year ended December 31, 2016, a decrease of 9.6% compared with $417.6 million for the year ended December 31, 2015 due to reduced transaction volumes from retail and institutional investors as well as lower financial adviser headcount during the 2016 year.
Advisory fees were $269.1 million for the year ended December 31, 2016, a decrease of 4.0% compared with $280.2 million for the year ended December 31, 2015 due to decreases in advisory and incentive fees on traditional and alternative managed products.
Investment banking revenue was $81.0 million for the year ended December 31, 2016, a decrease of 21.0% compared with $102.5 million for the year ended December 31, 2015 due to lower fees from equities underwriting transactions during the 2016 year.

Interest revenue was $47.6 million for the year ended December 31, 2016, a decrease of 2.8% compared with $49.0 million in 2015.
Principal transactions revenue was $20.5 million for the year ended December 31, 2016, an increase of 34.9% compared with $15.2 million for the year ended December 31, 2015 due primarily to higher trading profits in equities and fixed income during the 2016 year.
Other revenue was $62.2 million for the year ended December 31, 2016, an increase of 87.1% compared to $33.2 million for the year ended December 31, 2015 due to increases in interest earned on FDIC-insured bank deposits, cash surrender value of Company-owned life insurance and nontaxable benefits received with respect to Company-owned life insurance during the 2016 year.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $584.7 million during the year ended December 31, 2016, a decrease of 4.3% compared with the year ended December 31, 2015. The decrease was due to lower salaries, production and incentive compensation expenses partially offset by higher share-based and deferred compensation expenses during the year ended December 31, 2016. Compensation and related expenses as a percentage of revenue was 68.2% during the year ended December 31, 2016 compared with 68.0% during the year ended December 31, 2015, reflecting the inelasticity of some forms of compensation spread over a lower revenue base for the year ended December 31, 2016.
Non-compensation expenses were $295.0 million during the year ended December 31, 2016, an increase of 1.9% compared with $289.4 million during for the year ended December 31, 2015 due primarily to elevated legal and compliance costs and increased communications and technology expenses during the year ended December 31, 2016.
The effective income tax rate from continuing operations for the year ended December 31, 2016 was 56.0% (benefit) compared with 16.7% for the year ended December 31, 2015. The effective income tax rate for the year ended December 31, 2016 was positively impacted by income tax provision to tax return true-ups and higher nontaxable benefits received with respect to Company-owned life insurance partially offset by the valuation allowance established on deferred tax assets related to net operating losses of a foreign subsidiary. The effective income tax rate for the year ended December 31, 2015 was negatively impacted by increases in provisions related to positions taken on state income tax returns as well as income tax provision to tax return true-ups that were recorded during the year.
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
Interest revenue was $49.0 million for the year ended December 31, 2015, an increase of 3.2% compared with $47.5 million in 2014.
Principal transactions revenue was $15.2 million for the year ended December 31, 2015, a decrease of 44.8% compared with $27.5 million for the year ended December 31, 2014 due to lower trading profits in equities and fixed income during the 2015 year.
Other revenue was $33.2 million for the year ended December 31, 2015, an increase of 14.6% compared to $29.0 million for the year ended December 31, 2014 primarily due to increases in interest earned on FDIC-insured bank deposits offset by decreases in the cash surrender value of Company-owned life insurance during the 2015 year.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $610.8 million during the year ended December 31, 2015, a decrease of 6.7% compared with the year ended December 31, 2014. The decrease was due to lower production, incentive, share-based, and deferred compensation expenses during the year ended December 31, 2015. Compensation and related expenses as a percentage of revenue was 68.0% during the year ended December 31, 2015 compared with 66.7% during the year ended December 31, 2014, reflecting the inelasticity of some forms of incentive compensation spread over a lower revenue base for the year ended December 31, 2015.
Non-compensation expenses were $289.4 million during the year ended December 31, 2015, a decrease of 6.5% compared with $309.5 million during the year ended December 31, 2014 as lower legal and regulatory costs were offset by higher professional and consulting fees and clearing charges during the year ended December 31, 2015.
The effective income tax rate from continuing operations for the year ended December 31, 2015 was 16.7% compared with 70.6% for the year ended December 31, 2014. The effective income tax rate from continuing operations for the year ended December 31, 2015 was negatively impacted by increases in provisions related to positions taken on state income tax returns as well as income tax provision to tax return true-ups that were recorded during the year.
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the years ended December 31, 2016 and 2015:

(Expressed in thousands)
	For the Year Ended December 31,
	2016	2015	% Change
Revenue
Private Client	$504,192	$521,526	(3.3)
Asset Management	92,852	97,121	(4.4)
Capital Markets	254,933	279,589	(8.8)
Corporate/Other	5,802	(435)	*
	857,779	897,801	(4.5)
Income (Loss) before income taxes
Private Client	66,072	59,016	12.0
Asset Management	31,412	33,133	(5.2)
Capital Markets	(17,713)	5,167	*
Corporate/Other	(101,663)	(99,744)	1.9
	$(21,892)	$(2,428)	801.6
* Not comparable
Private Client
Private Client reported revenue of $504.2 million for the year ended December 31, 2016, 3.3% lower than the year ended December 31, 2015, due to lower levels of transaction-based business, a lower financial adviser headcount, and decreased advisory fee revenues partially offset by an increase in interest earned on FDIC-insured bank deposits during the year ended December 31, 2016. Income before income taxes was $66.1 million for the year ended December 31, 2016, an increase of 12.0% compared with the year ended December 31, 2015 due to lower salaries, production-related, and incentive compensation costs as well as lower legal and regulatory costs partially offset by higher share-based and deferred compensation costs during the year ended December 31, 2016.

•	Retail commissions were $220.9 million for the year ended December 31, 2016, a decrease of 10.4% from the year ended December 31, 2015.

•	Advisory fee revenue on traditional and alternative managed products was $181.0 million for the year ended December 31, 2016, a decrease of 4.0% from the year ended December 31, 2015.

•
Interest earned on FDIC-insured bank deposits was $36.4 million for the year ended December 31, 2016 versus $12.3 million for the year ended December 31, 2015 due to higher short-term interest as well as to the discontinued offering of retail money market funds to clients and the transfer of these balances into the FDIC-insured bank deposit program during the second quarter of 2015. There were no money market fee waivers for the year ended December 31, 2016 compared with waivers of $6.3 million for the year ended December 31, 2015.
Asset Management
Asset Management reported revenue of $92.9 million for the year ended December 31, 2016, 4.4% lower than the year ended December 31, 2015 due to decreases in advisory fees on traditional managed products. Income before income taxes was $31.4 million for the year ended December 31, 2016, a decrease of 5.2% compared with the year ended December 31, 2015.

•	Advisory fee revenue on traditional and alternative managed products was $88.2 million for the year ended December 31, 2016, a decrease of 3.8% from the year ended December 31, 2015.

•
AUM increased 2.9% to $24.8 billion at December 31, 2016, compared with $24.1 billion at December 31, 2015, which is the basis for advisory fee billings for the first quarter of 2017. The increase in AUM was comprised of asset appreciation of $0.9 billion and net redemption of assets of $0.2 billion.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2016:

(Expressed in millions)
	For the Year Ended December 31, 2016
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
		Contributions	Redemptions
Fund Type
Traditional (1)	$20,129	$2,339	$(2,402)	$886	$20,952
Institutional Fixed Income (2)	1,198	56	(99)	137	1,292
Alternative Investments:
Hedge funds (3)	2,515	216	(340)	(47)	2,344
Private Equity Funds (4)	268			(82)	186
	$24,110	$2,611	$(2,841)	$894	$24,774

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
Capital Markets
Capital Markets reported revenue of $254.9 million for the year ended December 31, 2016, 8.8% lower than the year ended December 31, 2015 due to lower institutional commissions, fees from equities underwriting transactions, and fees from mergers and acquisitions activity partially offset by higher fees from debt capital market transactions during the fourth quarter of 2016. Loss before income taxes was $17.7 million for the year ended December 31, 2016 compared with income before income taxes of $5.2 million for the year ended December 31, 2015.

•	Institutional equities commissions decreased 7.6% to $107.1 million for the year ended December 31, 2016 compared with the year ended December 31, 2015.

•
Advisory fees earned from investment banking activities decreased 1.7% to $41.0 million for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to a decrease in mergers and acquisitions activity during the year ended December 31, 2016.

•
Equities underwriting fees decreased 61.6% to $13.6 million for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to lower capital raising activity during the fourth quarter of 2016.

•	Revenue from Taxable Fixed Income increased 8.3% to $70.7 million for the year ended December 31, 2016 compared with the year ended December 31, 2015.

•	Public Finance and Municipal Trading revenue decreased 21.5% to $17.2 million for the year ended December 31, 2016 compared with the year ended December 31, 2015.
Liquidity and Capital Resources
At December 31, 2016, total assets decreased by 17.1% from December 31, 2015. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company's longer-term capital needs are met through the issuance of the Notes (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2016, the Company had $145.8 million of such borrowings outstanding compared to outstanding borrowings of $100.2 million at December 31, 2015. The Company also has some availability of short-term bank financing on an unsecured basis.
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
As discussed in Note 3 to the consolidated financial statements appearing in Item 8, "Discontinued operations", the Company sold substantially all of the assets of its Commercial Mortgage Banking business which operates out of its OMHHF subsidiary for cash consideration of approximately $45.0 million. Under the indenture for the Senior Secured Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from asset sales must either be used within twelve months from the date of June 2, 2016 to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture or, if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.2 million and $387,000, respectively, at December 31, 2016. See Note 17 to the consolidated financial statements appearing in Item 8 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $2.3 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2016 were those earnings to be repatriated. See Note 14 to the consolidated financial statements appearing in Item 8. The Company intends to continue to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
On July 5, 2016, S&P affirmed the Company's 'B' Corporate Family rating and 'B' rating on the Notes and revised its outlook to positive from stable. On December 12, 2016, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B2' rating on the Notes and affirmed its positive outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $11.5 million in forgivable notes to employees (which are inherently illiquid) for the year ended December 31, 2016 ($13.8 million for the year ended December 31, 2015) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2016, bank call loans were $145.8 million ($100.2 million at December 31, 2015). The average daily bank loan outstanding for the year ended December 31, 2016 was $106.5 million ($116.3 million for the year ended December 31, 2015). The largest daily bank loan outstanding for the year ended December 31, 2016 was $229.2 million ($246.9 million for the year ended December 31, 2015). The average weighted interest rate on bank call loans applicable on December 31, 2016 was 1.77%.
At December 31, 2016, securities loan balances totaled $179.9 million ($130.7 million at December 31, 2015). The average daily securities loan balance for the year ended December 31, 2016 was $167.7 million ($177.9 million for the year ended December 31, 2015). The largest daily stock loan balance for the year ended December 31, 2016 was $241.7 million ($244.2 million for the year ended December 31, 2015).
The Company finances its government trading operations through the use of securities purchased under agreements to resell ("reverse repurchase agreements") and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2016, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $24.0 million and $nil, respectively.
At December 31, 2016, the gross balances of reverse repurchase agreements and repurchase agreements were $24.0 million and $378.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2016 was $351.9 million and $845.6 million, respectively ($373.5 million and $870.3 million, respectively, for the year ended December 31, 2015). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2016 was $920.3 million and $1.5 billion, respectively ($836.5 million and $1.4 billion, respectively, for the year ended December 31, 2015).
 At December 31, 2016, the gross leverage ratio was 4.4.
OMHHF, which was historically engaged in commercial mortgage origination and servicing, had an uncommitted warehouse facility line through PNC under which OMHHF pledges FHA-guaranteed mortgages for a period averaging 15 business days and PNC table funds the principal payment to the mortgagee. At December 31, 2016, OMHHF did not have an outstanding balance under the warehouse facility line.
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
Funding Risk

(Expressed in thousands)
	For the Year Ended December 31,
	2016	2015
Cash used in operating activities	$(67,466)	$(20,819)
Cash provided by (used in) investing activities	39,717	(5,889)
Cash provided by financing activities	29,298	26,265
Net increase (decrease) in cash and cash equivalents	$1,549	$(443)
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

Other Matters
During the fourth quarter of 2016, the Company purchased and canceled 7,344 shares of Class A Stock for a total consideration of $103,000 pursuant to its share repurchase program.
On November 25, 2016, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On February 24, 2017, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
The book value of the Company's Class A and Class B Stock was $38.22 at December 31, 2016 compared to $38.84 at December 31, 2015, based on total outstanding shares of 13,360,760 and 13,338,166, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2016 was 13,368,768 compared to 13,640,610 outstanding on December 31, 2015.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2016, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2016, the Company purchased and holds (net of redemptions) approximately $88.1 million in ARS from its clients. In addition, the Company is committed to purchase another $26.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2016, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At December 31, 2016, the amount of ARS held by the Company that was below investment grade was $225,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at December 31, 2016
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities ("ARS") Owned (1)	$88,125	$3,199	$84,926
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	209	4,791
Legal Settlements and Awards (5)	26,012	(413)	26,425
Total	$119,137	$2,995	$116,142

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet at December 31, 2016. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet at December 31, 2016.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2016.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at December 31, 2016. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $33.4 million of ARS as of December 31, 2016.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $3.0 million as of December 31, 2016. The valuation adjustment is comprised of $3.2 million (unrealized loss) which represents the difference between the principal value and the fair value of the ARS the Company owns as of December 31, 2016 and $204,000 (unrealized gain) which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At December 31, 2016, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $33.4 million of ARS as of December 31, 2016. Since the Company was not committed to purchase this amount as of December 31, 2016, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
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
Contractual Obligations
The following table sets forth the Company's contractual obligations as of December 31, 2016:

(Expressed in millions)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)	$263	$41	$73	$49	$100
Committed Capital (1)	1	1	—	—	—
Regulatory Settlements (1)	10	10	—	—	—
Senior Secured Notes (2)(3)	170	13	157	—	—
ARS Purchase Commitments (1)	26	—	20	6	—
Total	$470	$65	$250	$55	$100

(1)	See Note 16 to the consolidated financial statements appearing in Item 8 for additional information.

(2)	See Note 11 to the consolidated financial statements appearing in Item 8 for additional information.

(3)	Includes interest payable of $19.7 million through maturity.
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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including fluctuating oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiii) the Company's ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, including those in the United Kingdom which may be affected by BREXIT, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to elections results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – Risk Factors.

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
At December 31, 2016 and 2015, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2016			VAR for Fiscal 2015
	High	Low	Average	High	Low	Average
Equity price risk	$410	$176	$311	$320	$89	$210
Interest rate risk	1,919	1,294	1,608	1,725	1,053	1,524
Commodity price risk	127	—	76	139	104	123
Diversification benefit	(1,017)	(1,243)	(1,110)	(1,321)	(880)	(1,149)
Total	$1,439	$227	$885	$863	$366	$708

(Expressed in thousands)
	VAR at December 31,
	2016	2015
Equity price risk	$410	$320
Interest rate risk	1,705	1,053
Commodity price risk	90	104
Diversification benefit	(1,243)	(880)
Total	$962	$597

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2016 from those reported in 2015 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2016 compared to December 31, 2015. The Company's portfolio as of December 31, 2016 includes approximately $14.3 million ($14.0 million in 2015) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective.
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
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
New York, NY
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Oppenheimer Holdings Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, NY
March 3, 2017

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2016	2015 (1)
ASSETS
Cash and cash equivalents	$64,913	$63,364
Deposits with clearing organizations	38,185	49,490
Receivable from brokers, dealers and clearing organizations	214,934	365,791
Receivable from customers, net of allowance for credit losses of $794 ($2,545 in 2015)	847,386	840,355
Income tax receivable	5,816	12,231
Securities purchased under agreements to resell, at fair value	24,006	206,499
Securities owned, including amounts pledged of $438,385 ($546,334 in 2015), at fair value	707,108	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,826 and $6,784, respectively ($54,919 and $8,444, respectively, in 2015)	30,099	32,849
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,073 ($104,812 in 2015)	27,233	28,285
Assets held for sale	5,188	99,881
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	102,473	94,839
Total assets	$2,236,930	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$39,228	$48,011
Bank call loans	145,800	100,200
Payable to brokers, dealers and clearing organizations	221,389	164,546
Payable to customers	449,946	594,833
Securities sold under agreements to repurchase	378,084	651,445
Securities sold but not yet purchased, at fair value	85,050	126,493
Liabilities held for sale	1,217	74,680
Accrued compensation	145,053	149,092
Accounts payable and other liabilities	95,340	108,637
Senior secured notes, net of debt issuance costs of $648 ($1,132 in 2015)	149,352	148,868
Deferred tax liabilities, net of deferred tax assets of $59,062 ($63,481 in 2015)	13,137	6,117
Total liabilities	1,723,596	2,172,922
Commitments and contingencies (Note 16)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,261,095 and 13,238,486 shares issued and outstanding as of December 31, 2016 and 2015, respectively	59,228	57,387
Class B voting common stock, par value $0.001 per share, 99,665 and 99,680 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	133	133
	59,361	57,520
Contributed capital	41,765	44,438
Retained earnings	410,258	417,001
Accumulated other comprehensive loss	(681)	(901)
Total Oppenheimer Holdings Inc. stockholders' equity	510,703	518,058
Noncontrolling interest	2,631	7,024
Total stockholders' equity	513,334	525,082
Total liabilities and stockholders' equity	$2,236,930	$2,698,004

(1)	Amounts have been recast to reflect discontinued operations. See Note 3 for details.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2016	2015 (1)	2014 (1)
REVENUE
Commissions	$377,317	$417,559	$469,829
Advisory fees	269,119	280,247	281,680
Investment banking	81,011	102,540	125,598
Interest	47,649	49,032	47,505
Principal transactions, net	20,481	15,180	27,515
Other	62,202	33,243	29,008
Total revenue	857,779	897,801	981,135
EXPENSES
Compensation and related expenses	584,710	610,820	654,396
Communications and technology	70,390	66,549	66,750
Occupancy and equipment costs	60,791	62,842	62,671
Clearing and exchange fees	25,126	26,022	24,709
Interest	19,437	16,329	16,956
Other	119,217	117,667	138,463
Total expenses	879,671	900,229	963,945
Income (loss) before income taxes from continuing operations	(21,892)	(2,428)	17,190
Income taxes	(12,262)	406	12,134
Net income (loss) from continuing operations	(9,630)	(2,834)	5,056

Discontinued operations
Income from discontinued operations	17,339	9,139	8,546
Income taxes	7,218	3,407	4,041
Net income from discontinued operations	10,121	5,732	4,505

Net income	491	2,898	9,561
Less net income attributable to noncontrolling interest, net of tax	1,652	936	735
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,161)	$1,962	$8,826

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.72)	$(0.21)	$0.37
Discontinued operations	0.63	0.35	0.28
Net income (loss) per share	$(0.09)	$0.14	$0.65

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.72)	$(0.21)	$0.36
Discontinued operations	0.63	0.35	0.26
Net income (loss) per share	$(0.09)	$0.14	$0.62

Weighted average shares
Basic	13,368,768	13,640,610	13,604,258
Diluted	13,368,768	13,640,610	14,250,663

(1)	Amounts have been recast to reflect discontinued operations. See Note 3 for details.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2016	2015	2014
Net income	$491	$2,898	$9,561
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	220	17	(2,627)
Comprehensive income	711	2,915	6,934
Net income attributable to noncontrolling interests	1,652	936	735
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(941)	$1,979	$6,199

(1)	Total other comprehensive income (loss) is attributable to Oppenheimer Holdings Inc. No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2016	2015	2014
Share capital
Balance at beginning of year	$57,520	$62,397	$60,198
Issuance of Class A non-voting common stock	5,776	3,373	2,199
Repurchase of Class A non-voting common stock for cancellation	(3,935)	(8,250)	—
Balance at end of year	59,361	57,520	62,397
Contributed capital
Balance at beginning of year	44,438	45,118	42,407
Excess tax benefit (deficiency) from share-based awards	(740)	(277)	1,194
Share-based expense	5,184	4,653	5,694
Vested employee share plan awards	(7,117)	(5,056)	(4,177)
Balance at end of year	41,765	44,438	45,118
Retained earnings
Balance at beginning of year	417,001	421,047	418,204
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,161)	1,962	8,826
Dividends paid ($0.44 per share)	(5,887)	(6,008)	(5,983)
Dividends received from noncontrolling interest	305	—	—
Balance at end of year	410,258	417,001	421,047
Accumulated other comprehensive income (loss)
Balance at beginning of year	(901)	(918)	1,709
Currency translation adjustment	220	17	(2,627)
Balance at end of year	(681)	(901)	(918)
Total Oppenheimer Holdings Inc. stockholders' equity	510,703	518,058	527,644
Noncontrolling interest
Balance at beginning of year	7,024	6,088	5,353
Net income attributable to noncontrolling interest, net of tax	1,652	936	735
Dividends paid to noncontrolling interest	(5,740)	—	—
Dividends paid to parent	(305)	—	—
Balance at end of year	2,631	7,024	6,088
Total stockholders' equity	$513,334	$525,082	$533,732
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$491	$2,898	$9,561
Adjustments to reconcile net income to net cash provided by operating activities
Payments for employee taxes withheld related to vested share-based awards	(1,341)	(1,683)	(2,074)
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	6,788	7,188	7,748
Deferred income taxes	(2,941)	4,538	6,001
Amortization of notes receivable	12,960	12,708	16,043
Amortization of debt issuance costs	484	485	530
Write-off of debt issuance costs	—	—	588
Amortization of mortgage servicing rights	1,286	727	2,819
Provision for (reversal of) credit losses	(1,751)	118	4
Share-based compensation	6,203	2,860	6,074
Gain on sale of assets	(16,475)	—	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	—	18,594	17,729
Deposits with clearing organizations	11,305	(12,980)	(12,831)
Receivable from brokers, dealers and clearing organizations	145,882	(46,438)	50,398
Receivable from customers	(5,280)	23,716	4,676
Income tax receivable	5,104	(6,697)	2,322
Securities purchased under agreements to resell	182,493	45,107	(66,781)
Securities owned	24,725	107,762	12,933
Notes receivable	(10,210)	(10,625)	(10,224)
Loans held for sale	60,234	(40,991)	56,746
Mortgage servicing rights	(1,300)	1,245	(4,080)
Other assets	2,368	35	53,929
Increase (decrease) in operating liabilities:
Drafts payable	(8,783)	12,638	(12,825)
Payable to brokers, dealers and clearing organizations	56,843	(92,615)	33,846
Payable to customers	(144,887)	(57,423)	25,692
Securities sold under agreements to repurchase	(273,361)	(35,995)	(70,051)
Securities sold but not yet purchased	(41,443)	33,983	16,196
Accrued compensation	(6,864)	(12,443)	(15,365)
Accounts payable and other liabilities	(69,996)	22,469	(51,289)
Cash (used in) provided by operating activities	(67,466)	(20,819)	78,315
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(5,731)	(5,889)	(4,398)
Proceeds from sale of assets	45,448	—	—
Cash provided by (used in) investing activities	39,717	(5,889)	(4,398)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,887)	(6,008)	(5,983)
Cash dividends paid to noncontrolling interest	(5,740)	—	—
Issuance of Class A non-voting common stock	—	—	185
Repurchase of Class A non-voting common stock for cancellation	(3,935)	(8,250)	—
Excess tax benefit (deficiency) from share-based awards	(740)	(277)	1,194
Redemption of senior secured notes	—	—	(45,000)
Increase (decrease) in bank call loans, net	45,600	40,800	(58,800)
Cash provided by (used in) financing activities	29,298	26,265	(108,404)
Net increase (decrease) in cash and cash equivalents	1,549	(443)	(34,487)
Cash and cash equivalents, beginning of year	63,364	63,807	98,294
Cash and cash equivalents, end of year	$64,913	$63,364	$63,807
Schedule of non-cash financing activities
Employee share plan issuance	$5,776	$3,373	$2,014
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$19,705	$17,273	$18,784
Cash (received) paid during the year for income taxes, net	$(5,009)	$6,088	$7,590
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
The Company provides its services from 93 offices in 25 states located throughout the United States and in 5 foreign jurisdictions. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC ("OIM"), both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
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
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's consolidated balance sheet and statement of operations. As of December 31, 2016, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded on the consolidated balance sheet was $2.6 million.
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
In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, stock-based compensation plans, mortgage servicing rights, and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain areas in which estimates are a significant component of the amounts reported on the consolidated financial statements follows.

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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include certain distressed municipal securities, interest rate lock commitments where OMHHF entered into contractual commitments to originate (purchase) and sell multifamily mortgage loans at fixed prices with fixed expiration dates, and auction rate securities ("ARS").
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
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. Accounting Standards Update ("ASU") No. 2010-10, "Amendments for Certain Investment Funds," defers the application of the revised consolidation rules for a reporting entity's interest in an entity if certain conditions are met. ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," eliminates the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting interest model. The ASU became effective for the annual reporting period in the fiscal year that began after December 15, 2015. The adoption of this ASU impacted the disclosure of VIEs and did not have a material impact on the Company's consolidated financial statements. See Note 7, Variable interest entities.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Financing Receivables
The Company's financing receivables include customer margin loans, securities purchased under agreements to resell ("reverse repurchase agreements"), and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.
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
Legal and Regulatory Reserves
The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. When loss contingencies are not probable and cannot be reasonably estimated, the Company does not establish reserves.
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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's interim goodwill impairment analysis performed as of August 31, 2016 and its annual goodwill impairment analysis performed as of December 31, 2016 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2015, as follows:

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
In its Price Multiples valuation analysis, the Company uses various operating metrics of comparable companies, including revenues, after-tax earnings, and EBITDA as well as price-to-book value ratios at a point in time. The Company analyzes prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis includes the Company's assumptions regarding discount rate, growth rates of the PCD's revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company weighs each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of the PCD reporting unit.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value as of December 31, 2016.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock, stock options and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the stock options and restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated statement of operations over the requisite service period of the award at grant date fair value and adjust for expected forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of the dividend to be received upon vesting. The fair value of stock options is determined using the Black-Scholes model. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.
Mortgage Servicing Rights
The Company's Mortgage Servicing Rights ("MSRs") assets, held at OMHHF, are initially measured and recorded at fair value based on the present value of future net servicing income adjusted for factors such as discount rate and prepayment speeds. After initial measurement, MSRs are amortized over a ten year period. The Company assesses the capitalized MSRs for impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Revenue Recognition
Brokerage
Customers' securities and commodities transactions are reported on a settlement date basis, which is generally three business days after trade date for securities transactions and one day for commodities transactions. Related commission income and expense is recorded on a trade date basis.
Principal Transactions
Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold but not yet purchased, are reported at fair value generally based upon quoted prices. Realized and unrealized changes in fair value are recognized in principal transactions, net in the period in which the change occurs.
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
Asset Management
Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance (or incentive) fees when the return on assets under management ("AUM") exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Asset management fees and performance fees are included in advisory fees in the consolidated statement of operations. Assets under management are not included as assets of the Company.
Cash Sweep Income
Cash sweep income consists of revenues earned from the Advantage Bank Deposit Program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. The Company earns the net interest paid on these deposits after administrative fees are paid to the administrator of the program and a portion of interest is credited to clients. The net interest income earned in the period is recorded in other revenue in the consolidated statement of operations.
Balance Sheet
Cash and Cash Equivalents
The Company defines cash equivalents as highly liquid investments with original maturities of less than 90 days that are not held for sale in the ordinary course of business.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
Reverse repurchase agreements and securities sold under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated statement of operations. Additionally, the Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company can present the reverse repurchase and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied.
Notes Receivable
Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company's overall growth strategy. These notes amortize over a service period of 3 to 5 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statement of operations in compensation and related expenses.
Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of furniture, fixtures, and equipment is provided on a straight-line basis generally over 3-7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease. Leases with escalating rents are expensed on a straight-line basis over the life of the lease. Landlord incentives are recorded as deferred rent and amortized, as reductions to lease expense, on a straight-line basis over the life of the applicable lease. Deferred rent is included in accounts payable and other liabilities on the consolidated balance sheet.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
New Accounting Pronouncements
Recently Adopted
In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the disclosure of VIEs but did not have a material impact on the Company's consolidated financial statements. See Note 7, Variable interest entities, below.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU did not have a material impact on the Company's consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. The ASU became effective for the interim and annual reporting periods in the fiscal year that began after December 15, 2015. The adoption of the ASU impacted the Company's fair value disclosures but did not have a material impact on the Company's consolidated financial statements. See Note 5, Fair value measurements, below.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern," which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The ASU requires management of an entity to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements and also provide disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for the annual reporting period in the fiscal year ending after December 15, 2016. The adoption of the ASU did not have an impact to the disclosure of the Company's consolidated financial statements.

Recently Issued
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU was originally effective for the annual reporting period in the fiscal year that begins after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In 2016, the FASB additionally issued ASU No. 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net);" ASU No. 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients." The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on its financial condition, results of operations and cash flows, and disclosures related thereto. Based on the Company’s preliminary assessment, it has determined that the adoption of this update may defer the timing of the recognition of upfront investment banking advisory fees (e.g., retainer and engagement fees) until completion of the engagement. These upfront fees are currently recognized ratably over the service period. The new guidance may also require underwriting expenses to be recorded on a gross basis while the current guidance requires recognizing underwriting revenues net of related underwriting expenses. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment and may identify other revenue streams that are impacted.
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
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires the recognition of a right-of use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this ASU which it expects will have a material impact on its consolidated financial statements. Since the Company has operating leases in over 100 locations, the Company expects to recognize a significant right-of use asset and lease liability on its consolidated balance sheet upon adoption of this ASU.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and minimum statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the prior guidance, the tax effects of deductions in excess of compensation expense ("windfalls"), as well as the tax effect of any deficiencies ("shortfalls") were recorded in equity to the extent of previously recognized windfalls, with any remaining shortfall recorded in income tax expense. Under the new guidance, all tax effects related to share-based payments are recorded through tax expense in the periods during which the awards are exercised or vest, as applicable. Additionally, under the new guidance, entities will be permitted to make an accounting policy election to either estimate forfeitures each period or to account for forfeitures as they occur. The ASU is effective for the fiscal year beginning after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The Company evaluated the

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

ASU and the adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.
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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flow. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, "Consolidation - Interests Held Through Related Parties that are under Common Control," which amends the guidance on related parties that are under common control. The ASU requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The ASU is effective for the fiscal year beginning after December 15, 2016 and early adoption is permitted. The Company will not early adopt this ASU. The Company evaluated the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flow - Restricted Cash," which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test, instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

3.    Discontinued operations
OMHHF historically was engaged in the business of originating and servicing FHA-insured multifamily and healthcare facility loans and securitizing these loans into GNMA mortgage backed securities. OMHHF offered mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfy FHA criteria. OMHHF maintained a mortgage servicing portfolio for which it provided a full array of services, including the collection of mortgage payments from mortgagors which were passed on to the mortgage holders, construction loan management and asset management.
The Company owns an 83.68% controlling interest in OMHHF. The 16.32% noncontrolling interest belongs to one related party who is the President and Chief Executive Officer of OMHHF.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans (consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio becomes current or is modified. The Company recorded a net gain of $14.9 million related to this transaction which was included in discontinued operations in the consolidated statement of operations during the second quarter of 2016. During the second quarter of 2016, OMHHF also sold its business pipeline of mortgage loans for approximately $1.5 million.
During the third quarter of 2016, the Company recognized the $1.4 million that was withheld from the purchase price of the permanent mortgage loans as a result of the loan being modified as a gain. Also, OMHHF sold its construction loan portfolio and the associated mortgage servicing rights for approximately $3.8 million.
OMHHF made a dividend distribution to the noncontrolling interest in the amount of $5.7 million during the three month period ended September 30, 2016.
The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the consolidated statement of operations. Prior-period amounts have been recast for discontinued operations.
The following is a summary of the assets and liabilities held for sale of OMHHF as of December 31, 2016 and December 31, 2015:

(Expressed in thousands)
	December 31, 2016	December 31, 2015
ASSETS
Securities owned	$3,560	$562
Loans held for sale	—	60,234
Mortgage servicing rights	—	28,168
Other assets	1,628	10,917
Total assets	$5,188	$99,881
LIABILITIES
Accounts payable and other liabilities	$1,217	$64,124
Deferred tax liability	—	10,556
Total liabilities	$1,217	$74,680

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following is a summary of revenue and expenses of OMHHF for the years ended December 31, 2016, 2015 and 2014:

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015	2014
REVENUE
Interest	$943	$1,999	$1,739
Principal transactions, net	(9,022)	5,323	2,184
Gain on sale of assets	16,475	—	—
Other	16,917	23,262	19,406
Total revenue	25,313	30,584	23,329
EXPENSES
Compensation and related expenses	4,311	12,406	10,245
Communications and technology	221	361	420
Occupancy and equipment costs	415	302	341
Interest	408	994	845
Other	2,619	7,382	2,932
Total expenses	7,974	21,445	14,783
Income before income taxes	$17,339	$9,139	$8,546
Income attributable to noncontrolling interest before income taxes	$2,830	$1,491	$1,395
The following is a summary of cash flows of OMHHF for the years ended December 31, 2016, 2015 and 2014:

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Cash (used in) provided by operating activities	$(14,097)	$3,322	$6,877
Cash provided by investing activities	45,448	—	—
Cash used in financing activities (1)	(35,421)	(249)	(251)
Net (decrease) increase in cash and cash equivalents	$(4,070)	$3,073	$6,626
(1)    Includes cash dividends paid to its parent (E.A. Viner International Co.) and noncontrolling interest of $29.4 million and $5.7 million, respectively, for the year ended December 31, 2016.
Intraperiod U.S. GAAP tax allocation rules require that the Company allocates its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. The tax effect related to categories other than continuing operations is generally their incremental tax effect. As a result, since the Company has a loss before income taxes from continuing operations and income from discontinued operations, the Company must first allocate an income tax benefit for the loss in continuing operations and then the incremental tax effect in discontinued operations.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

4.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2016	2015
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$154,090	$224,672
Receivable from brokers	25,768	49,458
Securities failed to deliver	6,172	7,799
Clearing organizations	26,081	25,030
Other	2,823	58,832
Total	$214,934	$365,791
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$179,875	$130,658
Payable to brokers	610	3,316
Securities failed to receive	11,523	21,513
Other	29,381	9,059
Total	$221,389	$164,546

5.    Fair value measurements
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Securities Owned and Securities Sold But Not Yet Purchased at Fair Value

(Expressed in thousands)
	As of December 31,
	2016		2015
	Owned (1)	Sold	Owned (1)	Sold
U.S. treasury, agency and sovereign obligations	$459,051	$28,674	$509,614	$77,485
Corporate debt and other obligations	17,074	2,536	16,138	1,652
Mortgage and other asset-backed securities	5,024	31	3,504	27
Municipal obligations	56,750	516	30,132	—
Convertible bonds	56,480	11,604	54,693	5,951
Corporate equities	31,174	41,689	34,475	41,378
Money markets	189	—	35	—
Auction rate securities	84,926	—	86,802	—
Total	$710,668	$85,050	$735,393	$126,493

(1)	$3.6 million and $562,000 is included in assets held for sale on the consolidated balance sheet as of December 31, 2016 and 2015, respectively. See Note 3 for details.
Securities owned and securities sold but not yet purchased, consist of trading and investment securities at fair values. Included in securities owned as of December 31, 2016 are corporate equities with estimated fair values of approximately $14.3 million ($14.0 million as of December 31, 2015), which are related to deferred compensation liabilities to certain employees included in accrued compensation on the consolidated balance sheet.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
To-Be-Announced Sale Contracts
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
Mortgage Servicing Rights
The Company's MSRs are measured at fair value on a nonrecurring basis. The MSRs are initially measured at fair value on the loan securitization date and subsequently measured on the amortized cost basis subject to quarterly impairment testing. MSRs do not trade in active open markets with readily observable pricing. Therefore, the Company uses a discounted cash flow model to estimate the fair value of MSRs. The discounted cash flow model calculates the present value of estimated future net servicing income using inputs such as contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect observable and unobservable market conditions and assumptions that a market participant would consider in valuing a MSR asset. MSRs are carried at the lower of amortized cost or estimated fair value.
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
The Company does not anticipate any credit losses on the commercial mortgages it services since all of the mortgages are insured for and guaranteed against credit losses by the FHA and the Government National Mortgage Association ("GNMA") and are thus guaranteed by the U.S. government.
Auction Rate Securities
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2016, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2016, the Company purchased and holds (net of redemptions) approximately $88.1 million in ARS from its clients. In addition, the Company is committed to purchase another $26.0 million in ARS from clients through 2020 under legal settlements and awards.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Additional information regarding the valuation technique and inputs for ARS used is as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2016
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$87,800	$3,171	$84,629	Discounted Cash Flow	Discount Rate (2)	1.86% to 2.53%	2.18%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.18% to 1.27%	1.23%
Municipal Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (4)	3.16%	3.16%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	2.05%	2.05%
Student Loan Auction Rate Securities	300	27	273	Discounted Cash Flow	Discount Rate (5)	3.45%	3.45%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	1.98%	1.98%
	$88,125	$3,199	$84,926
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$6,654	$(849)	$7,503	Discounted Cash Flow	Discount Rate (2)	1.86% to 2.53%	2.18%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.18% to 1.27%	1.23%
Auction Rate Preferred Securities	24,329	643	23,686	Discounted Cash Flow	Discount Rate (2)	1.86% to 2.53%	2.18%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.18% to 1.27%	1.23%
Municipal Auction Rate Securities	2	—	2	Discounted Cash Flow	Discount Rate (4)	3.16%	3.16%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	2.05%	2.05%
Student Loan Auction Rate Securities	27	2	25	Discounted Cash Flow	Discount Rate (5)	3.45%	3.45%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	1.98%	1.98%
	$31,012	$(204)	$31,216
Total	$119,137	$2,995	$116,142

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet as of December 31, 2016. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet as of December 31, 2016.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.69%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.81%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.25%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amounts, unrealized gains and losses, are included in other assets and accounts payable and other liabilities, respectively, on the consolidated balance sheet as of December 31, 2016.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at December 31, 2016 would result in a decrease in the fair value of $1.1 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at December 31, 2016 would result in a decrease in the fair value of $2.2 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of December 31, 2016, the Company had a valuation adjustment (unrealized loss) of $3.2 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of December 31, 2016, the Company also had a net valuation adjustment (unrealized gain) of $204,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, comprised of unrealized gains of $849,000 and unrealized losses of $645,000, which are included in other assets and accounts payable and other liabilities, respectively, on the consolidated balance sheet. The total valuation adjustment was $3.0 million as of December 31, 2016. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2016:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,423	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,425	1,251	N/A	N/A
	$6,848	$1,251

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
For financial instruments categorized in Level 3 of the fair value hierarchy measured on a non-recurring basis, primarily for MSRs, the OMHHF Valuation Committee, which was comprised of the OMHHF President & Chief Executive Officer and OMHHF Chief Operating Officer, was responsible for the MSR model and resulting fair valuations prior to the dissolution of OMHHF. The OMHHF Valuation Committee performed its review of the model and assumptions and its impairment analysis on a quarterly basis. On an annual basis, the Company utilized an external valuation consultant to validate that the internal MSR model is functioning appropriately. The OMHHF Valuation Committee compared assumptions used for unobservable inputs, such as for discount rates, estimated life, and costs of servicing, to that used by the external valuation consultant for reasonableness. The model output and resulting valuation multiples were reviewed for reasonableness and consistency. Where available, comparisons were performed to recent MSR sales in the secondary market. The Company's management reviewed the results of both the quarterly reviews and annual impairment analysis.
Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2016 and 2015, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,242	$—	$—	$16,242
Deposits with clearing organizations	26,437	—	—	26,437
Securities owned:
U.S. Treasury securities (1)	418,888	—	—	418,888
U.S. Agency securities	5,878	32,391	—	38,269
Sovereign obligations	—	1,894	—	1,894
Corporate debt and other obligations	—	17,074	—	17,074
Mortgage and other asset-backed securities	—	5,024	—	5,024
Municipal obligations	—	56,706	44	56,750
Convertible bonds	—	56,480	—	56,480
Corporate equities	31,174	—	—	31,174
Money markets	189	—	—	189
Auction rate securities	—	—	84,926	84,926
Securities owned, at fair value	456,129	169,569	84,970	710,668
Investments (2)	—	—	158	158
Securities purchased under agreements to resell (3)	—	24,006	—	24,006
Derivative contracts:
TBAs	—	814	—	814
ARS purchase commitments	—	—	849	849
Derivative contracts, total	—	814	849	1,663
Total	$498,808	$194,389	$85,977	$779,174
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$28,662	$—	$—	$28,662
U.S. Agency securities	—	12	—	12
Corporate debt and other obligations	—	2,536	—	2,536
Mortgage and other asset-backed securities	—	31	—	31
Municipal obligations	—	516	—	516
Convertible bonds	—	11,604	—	11,604
Corporate equities	41,689	—	—	41,689
Securities sold but not yet purchased, at fair value	70,351	14,699	—	85,050
Derivative contracts:
Futures	166	—	—	166
Foreign exchange forward contracts	1	—	—	1
TBAs	—	1,212	—	1,212
ARS purchase commitments	—	—	645	645
Derivative contracts, total	167	1,212	645	2,024
Total	$70,518	$15,911	$645	$87,074

(1)	$3.6 million is included in assets held for sale on the consolidated balance sheet. See Note 3 for details.
(2)Included in other assets on the consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,000	$—	$—	$13,000
Deposits with clearing organizations	31,456	—	—	31,456
Securities owned:
U.S. Treasury securities (1)	436,533	—	—	436,533
U.S. Agency securities	25,240	46,176	—	71,416
Sovereign obligations	—	1,665	—	1,665
Corporate debt and other obligations	—	16,138	—	16,138
Mortgage and other asset-backed securities	—	3,504	—	3,504
Municipal obligations	—	30,051	81	30,132
Convertible bonds	—	54,693	—	54,693
Corporate equities	34,475	—	—	34,475
Money markets	35	—	—	35
Auction rate securities	—	—	86,802	86,802
Securities owned, at fair value	496,283	152,227	86,883	735,393
Investments (2)	—	—	157	157
Loans held for sale (3)	—	60,234	—	60,234
Securities purchased under agreements to resell (4)	—	206,499	—	206,499
Derivative contracts:
TBAs	—	6,448	—	6,448
Interest rate lock commitments	—	—	9,161	9,161
Derivative contracts, total	—	6,448	9,161	15,609
Total	$540,739	$425,408	$96,201	$1,062,348
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$75,653	$—	$—	$75,653
U.S. Agency securities	—	15	—	15
Sovereign Obligations	—	1,817	—	1,817
Corporate debt and other obligations	—	1,652	—	1,652
Mortgage and other asset-backed securities	—	27	—	27
Convertible bonds	—	5,951	—	5,951
Corporate equities	41,378	—	—	41,378
Securities sold but not yet purchased, at fair value	117,031	9,462	—	126,493
Derivative contracts:
Futures	249	—	—	249
Foreign exchange forward contracts	2	—	—	2
TBAs	—	11,619	—	11,619
Interest rate lock commitments	—	—	923	923
ARS purchase commitments	—	—	1,369	1,369
Derivative contracts, total	251	11,619	2,292	14,162
Total	$117,282	$21,081	$2,292	$140,655

(1)	$562,000 is included in assets held for sale on the consolidated balance sheet. See Note 3 for details.
(2)Included in other assets on the consolidated balance sheet.
(3)Included in assets held for sale on the consolidated balance sheet. See Note 3 for details.

(4)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

There were no transfers between any of the levels in the years ended December 31, 2016 and 2015.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2016
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$81	$25	$—	$(62)	$—	$44
Auction rate securities (1)(6)(7)	86,802	1,974	13,775	(17,625)	—	84,926
Interest rate lock commitments (2)	9,161	4,345	—	(13,506)	—	—
Investments	157	1	—	—	—	158
ARS purchase commitments (3)	—	849	—	—	—	849
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	724	—	—	—	645

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(4)	Included in principal transactions in the consolidated statement of operations, except for investments which are included in other income in the consolidated statement of operations.

(5)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2015
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$164	$(63)	$—	$(20)	$—	$81
Auction rate securities (1)(6)(7)	91,422	1,955	17,950	(24,525)	—	86,802
Interest rate lock commitments (2)	7,576	1,585	—	—	—	9,161
Investments	193	(36)	—	—	—	157
Liabilities
Interest rate lock commitments (2)	1,222	299	—	—	—	923
ARS purchase commitments (3)	902	(467)	—	—	—	1,369

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(4)	Included in principal transactions in the consolidated statement of operations, except for investments which are included in other income in the consolidated statement of operations.

(5)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

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
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the consolidated balance sheets. The table below excludes non-financial assets and liabilities (e.g., furniture, equipment and leasehold improvements and accrued compensation).
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short term nature of the underlying assets. The fair value of the Company's 8.75% Senior Secured Notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.
The fair value of MSRs is based on observable and unobservable inputs and thus categorized as Level 3 in the fair value hierarchy. See valuation techniques above for key assumptions used.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2016

(Expressed in thousands)			Fair Value Measurement: Assets
	As of December 31, 2016		As of December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$48,671	$48,671	$48,671	$—	$—	$48,671
Deposits with clearing organization	11,748	11,748	11,748	—	—	11,748
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	154,090	154,090	—	154,090	—	154,090
Receivables from brokers	25,768	25,768	—	25,768	—	25,768
Securities failed to deliver	6,172	6,172	—	6,172	—	6,172
Clearing organizations	26,081	26,081	—	26,081	—	26,081
Other	2,823	2,823	—	2,823	—	2,823
	214,934	214,934	—	214,934	—	214,934
Receivable from customers	847,386	847,386	—	847,386	—	847,386
Investments (1)	56,300	56,300	—	56,300	—	56,300

(1)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)			Fair Value Measurement: Liabilities
	As of December 31, 2016		As of December 31, 2016
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$39,228	$39,228	$39,228	$—	$—	$39,228
Bank call loans	145,800	145,800	—	145,800	—	145,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,875	179,875	—	179,875	—	179,875
Payable to brokers	610	610	—	610	—	610
Securities failed to receive	11,523	11,523	—	11,523	—	11,523
Other	29,381	29,381	—	29,381	—	29,381
	221,389	221,389	—	221,389	—	221,389
Payables to customers	449,946	449,946	—	449,946	—	449,946
Securities sold under agreements to repurchase	378,084	378,084	—	378,084	—	378,084
Senior secured notes	150,000	151,782	—	151,782	—	151,782

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2015

(Expressed in thousands)			Fair Value Measurement: Assets
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Cash	$50,364	$50,364	$50,364	$—	$—	$50,364
Deposits with clearing organization	18,034	18,034	18,034	—	—	18,034
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	224,672	224,672	—	224,672	—	224,672
Receivables from brokers	49,458	49,458	—	49,458	—	49,458
Securities failed to deliver	7,799	7,799	—	7,799	—	7,799
Clearing organizations	25,030	25,030	—	25,030	—	25,030
Other	58,832	58,832	—	58,832	—	58,832
	365,791	365,791	—	365,791	—	365,791
Receivable from customers	840,355	840,355	—	840,355	—	840,355
Mortgage servicing rights (1)	28,168	41,838	—	—	41,838	41,838
Investments (2)	53,286	53,286	—	53,286	—	53,286

(1)	Included in assets held for sale on the consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)			Fair Value Measurement: Liabilities
	As of December 31, 2015		As of December 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Total
Drafts payable	$48,011	$48,011	$48,011	$—	$—	$48,011
Bank call loans	100,200	100,200	—	100,200	—	100,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	130,658	130,658	—	130,658	—	130,658
Payable to brokers	3,316	3,316	—	3,316	—	3,316
Securities failed to receive	21,513	21,513	—	21,513	—	21,513
Other	9,059	9,059	—	9,059	—	9,059
	164,546	164,546	—	164,546	—	164,546
Payables to customers	594,833	594,833	—	594,833	—	594,833
Securities sold under agreements to repurchase	651,445	651,445	—	651,445	—	651,445
Warehouse payable (1)	54,341	54,341	—	54,341	—	54,341
Senior secured notes	150,000	154,568	—	154,568	—	154,568

(1)	Included in liabilities held for sale on the consolidated balance sheet. See Note 3 for details.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Fair Value Option
The Company has elected to apply the fair value option to its loan trading portfolio which resides in OPY Credit Corp. and is included in other assets on the consolidated balance sheet. Management has elected this treatment as it is consistent with the manner in which the loan trading portfolio is managed as well as the way that financial instruments in other parts of the business are recorded. There were no loan positions held in the secondary loan trading portfolio as of December 31, 2016 or 2015.
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2016, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $24.0 million and $nil, respectively.
The Company also elected the fair value option for loans held for sale which resided in OMHHF and are included in assets held for sale on the consolidated balance sheet. Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. As of December 31, 2016, the Company did not carry any loans held for sale.
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
Cash flow hedges used for asset and liability management
For derivative instruments that were designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the years ended December 31, 2016 and 2015, there were no derivative instruments that were designated and qualified as a cash flow hedge.
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel. Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the consolidated balance sheet and other income in the consolidated statement of operations.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts which are used primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the consolidated statement of operations as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Derivatives used for commercial mortgage banking
The Commercial Mortgage Banking segment, which operates out of OMHHF, became a discontinued operation during the second quarter of 2016. See Note 3 for further details.
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
Both the rate lock commitments to borrowers and the TBA sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through earnings. Unrealized gains and losses on rate lock commitments are recorded in other assets on the consolidated balance sheet and other income in the consolidated statement of operations. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

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
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue, net.
The notional amounts and fair values of the Company's derivatives as of December 31, 2016 and 2015 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2016
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$169,500	$332
	TBA sale contracts	121,573	482
	ARS purchase commitments	6,654	849
		$297,727	$1,663
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,059,000	$166
Other contracts	Foreign exchange forward contracts	200	1
	TBAs	169,500	289
	TBA purchase contracts	121,573	923
	Forward start repurchase agreements	382,000	—
	ARS purchase commitments	24,358	645
		$4,756,631	$2,024

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2015
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated statements of operations for the years ended December 31, 2016 and 2015:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Year Ended December 31, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(702)
Other contracts	Foreign exchange forward contracts	Other revenue	13
	TBAs	Principal transactions revenue	43
	TBA sale contracts	Other revenue	(8,650)
	TBA purchase contracts	Other revenue	924
	Interest rate lock commitments	Other revenue	5,268
	ARS purchase commitments	Principal transactions revenue	1,573
			$(1,531)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Year Ended December 31, 2015
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(1,472)
Other contracts	Foreign exchange forward contracts	Other revenue	25
	TBAs	Principal transactions revenue	(9)
	TBA sale contracts	Other revenue	440
	Interest rate lock commitments	Other revenue	1,884
	ARS purchase commitments	Principal transactions revenue	(467)
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of December 31, 2016, bank call loans were $145.8 million ($100.2 million as of December 31, 2015). As of December 31, 2016, such loans were collateralized by firm and customer securities with market values of approximately $138.6 million and $288.1 million, respectively, with commercial banks.
As of December 31, 2016, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $136.2 million under securities loan agreements.
As of December 31, 2016, the Company had pledged $284.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2016, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2016:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$378,084
Securities loaned:
Equity securities	179,875
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$557,959

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2016 and 2015:

As of December 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$24,006	$—	$24,006	$(23,972)	$—	$34
Securities borrowed (1)	154,090	—	154,090	(150,510)	—	3,580
Total	$178,096	$—	$178,096	$(174,482)	$—	$3,614

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$378,084	$—	$378,084	$(376,273)	$—	$1,811
Securities loaned (2)	179,875	—	179,875	(171,991)	—	7,884
Total	$557,959	$—	$557,959	$(548,264)	$—	$9,695

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2015
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$282,042	$(75,543)	$206,499	$(203,266)	$—	$3,233
Securities borrowed (1)	224,672	—	224,672	(219,099)	—	5,573
Total	$506,714	$(75,543)	$431,171	$(422,365)	$—	$8,806

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$726,988	$(75,543)	$651,445	$(645,498)	$—	$5,947
Securities loaned (2)	130,658	—	130,658	(122,650)	—	8,008
Total	$857,646	$(75,543)	$782,103	$(768,148)	$—	$13,955

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2016, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $24.0 million and $nil, respectively.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2016, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $148.7 million ($217.0 million as of December 31, 2015) and $24.0 million ($278.8 million as of December 31, 2015), respectively, of which the Company has sold and re-pledged approximately $37.4 million ($36.0 million as of December 31, 2015) under securities loaned transactions and $24.0 million under repurchase agreements ($278.8 million as of December 31, 2015).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $438.4 million, as presented on the face of the consolidated balance sheet as of December 31, 2016 ($546.3 million as of December 31, 2015). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $138.6 million as of December 31, 2016 ($142.7 million as of December 31, 2015).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2016 are receivables from two major U.S. broker-dealers totaling approximately $55.0 million.
Warehouse Facilities
The Company reached an agreement with RBS Citizens, NA ("Citizens") that was announced in July 2012, whereby the Company, through OPY Credit Corp., will introduce lending opportunities to Citizens, which Citizens can elect to accept and in which the Company will participate in the fees earned from any related commitment by Citizens. The Company can also in certain circumstances assume a portion of Citizen's syndication and lending risk under such loans, and if it does so it shall be obligated to secure such obligations via a cash deposit determined through risk-based formulas. Neither the Company nor Citizens is obligated to make any specific loan or to commit any minimum amount of lending capacity to the relationship. The agreement also calls for Citizens and the Company at their option to jointly participate in the arrangement of various loan syndications. As of December 31, 2016, there were no loans in place.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation ("NSCC"), the Fixed

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2016 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2016, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.
OMHHF, which historically was engaged in commercial mortgage origination and servicing, obtained an uncommitted warehouse facility line through PNC Bank ("PNC") under which OMHHF pledged FHA-guaranteed mortgages for a period averaging 15 business days and PNC provided a facility that allowed OMHHF to fund the loan at the closing table. Warehouse payable represents the warehouse line amount outstanding with PNC and is included in liabilities held for sale on the consolidated balance sheet and cash flows from operating activities in the consolidated statement of cash flows. OMHHF repays PNC upon the securitization of the mortgage by GNMA and the delivery of the security to the counter-party for payment pursuant to a contemporaneous sale on the date the mortgage is securitized. As of December 31, 2016, OMHHF had $nil ($54.3 million as of December 31, 2015) outstanding under the warehouse facility line at a variable interest rate of one month LIBOR plus a spread. The Company earns a spread between the interest earned on the loans originated by the Company and the interest incurred on amounts drawn from the warehouse facility. Interest expense for the year ended December 31, 2016 was $387,000 ($928,500 in 2015 and $570,700 in 2014).
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of December 31, 2016 and 2015:

(Expressed in thousands)
	As of December 31, 2016
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$296,807	$706	$—	$—	$706
Private equity funds	26,300	15	—	2	17
Total	$323,107	$721	$—	$2	$723

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

(Expressed in thousands)
	As of December 31, 2015
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$1,775,503	$1,354	$—	$—	$1,354
Private equity funds	54,800	27	—	2	29
Total	$1,830,303	$1,381	$—	$2	$1,383

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

8.    Commercial mortgage banking
The Commercial Mortgage Banking segment, which operates out of OMHHF, became a discontinued operation during second quarter of 2016. See Note 3 for further details.
Loan Origination Fees
OMHHF recognizes origination fees and other direct origination costs when it enters into a rate lock commitment with the borrower. The origination fees and other direct origination costs are recognized when OMHHF enters into a commitment to sell loans to third parties. In accordance with Housing and Urban Development ("HUD") guidelines, OMHHF will, with HUD's approval and for certain loan programs, apply the premium income towards the payment of prepayment costs that customers will incur on their prior mortgage. These costs are netted with revenues from premium income that are otherwise earned from these loan refinancings or modifications. Prepayment costs recorded as contra-revenue against premium income was $6.5 million for the year ended December 31, 2016 ($25.7 million in 2015 and $9.8 million in 2014).
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Escrows Held in Trust
Custodial escrow accounts relating to loans serviced by OMHHF totaled $nil as of December 31, 2016 ($421.5 million as of December 31, 2015). These amounts are not included on the consolidated balance sheets as such amounts are not OMHHF’s assets. Certain cash deposits at financial institutions exceeded the FDIC-insured limits or other institutionally provided insurance. The combined uninsured balance with relation to escrow accounts as of December 31, 2016 was $nil. OMHHF places these deposits with major financial institutions where it believes the risk is minimal and that meet or exceed GNMA required credit ratings.
The total unpaid principal balance of loans the Company was servicing for various institutional investors as of December 31, 2016 and 2015 was as follows:

(Expressed in thousands)
	2016	2015
Unpaid principal balance of loans	$—	$3,974,292
Mortgage Servicing Rights
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
The fair value of the servicing rights on the loan portfolio was $nil and $41.8 million as of December 31, 2016 and 2015, respectively (carrying value of $nil and $28.2 million as of December 31, 2016 and 2015, respectively). The following tables summarize the changes in carrying value of MSRs for the years ended December 31, 2016 and 2015:

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015
Balance at beginning of year	$28,168	$30,140
Originations (1)	2,575	6,569
Purchases	478	799
Disposals (1)	(1,753)	(8,613)
Sale of MSRs	(28,182)	—
Amortization expense	(1,286)	(727)
Balance at end of year	$—	$28,168

(1)	Includes refinancings.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company receives fees during the course of servicing the mortgage loans. The fees for the years ended December 31, 2016, 2015 and 2014 were as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Servicing fees	$3,249	$5,848	$5,552
Ancillary fees	162	310	328
Total MSR fees	$3,411	$6,158	$5,880

9.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015
Furniture, fixtures and equipment	$55,210	$75,704
Leasehold improvements	56,096	57,393
Total	111,306	133,097
Less accumulated depreciation	(84,073)	(104,812)
Total	$27,233	$28,285
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated statement of operations, was $6.8 million, $7.2 million and $7.7 million in the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company wrote-off fully depreciated furniture, fixtures and equipment that were no longer in use during 2016.

10.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.50% at December 31, 2016 (2.25% at December 31, 2015). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2016	2015
Year-end balance	$145,800	$100,200
Weighted interest rate (at end of year)	1.77%	1.56%
Maximum balance (at any month-end)	151,900	189,000
Average amount outstanding (during the year)	106,455	116,267
Average interest rate (during the year)	1.52%	1.28%
Interest expense for the year ended December 31, 2016 on bank call loans was $1.7 million ($1.5 million in 2015 and $1.4 million in 2014).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2016	December 31, 2015
Senior Secured Notes	4/15/2018	$150,000	$150,000
Unamortized Debt Issuance Cost		(648)	(1,132)
		$149,352	$148,868
On April 12, 2011, the Company completed the placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million (25%) of the Notes.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company's obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. As of December 31, 2016, the Company was in compliance with all of its covenants.
As discussed in Note 3, "Discontinued operations," during 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. Under the indenture for the Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from asset sales must either be used within twelve months from the date of June 2, 2016 to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture or, if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
Interest expense for the year ended December 31, 2016 on the Notes was $13.1 million ($13.1 million in 2015 and $14.3 million in 2014). Interest paid on the Notes for both the years ended December 31, 2016 and 2015 was $13.1 million.

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B voting common stock ("Class B Stock"), par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2016	2015
Class A Stock outstanding, beginning of year	13,238,486	13,530,688
Issued pursuant to shared-based compensation plans (Note 15)	283,471	131,524
Repurchased and canceled pursuant to the stock buy-back	(260,862)	(423,726)
Class A Stock outstanding, end of year	13,261,095	13,238,486

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Stock buy-back
On September 15, 2015, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 665,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,348,369 then issued and outstanding shares of Class A Stock ("New Program"). This authorization replaces the share repurchase program covering up to 675,000 shares of the Company's Class A Stock, which was announced on October 7, 2011 ("Previous Program"), pursuant to which 322,177 shares of the Company's Class A Stock were repurchased and canceled prior to December 31, 2014. During the nine months ended September 30, 2015, the Company purchased and canceled an additional 328,844 shares of Class A Stock for a total consideration of $6.6 million ($20.12 per share) under the Previous Program. The 23,979 remaining shares available under the Previous Program have been replaced by the shares available under the New Program. During the fourth quarter of 2015, the Company purchased and canceled an aggregate of 94,882 shares of Class A Stock for a total consideration of $1.6 million ($17.20 per share) under the New Program.
During the year ended December 31, 2016, the Company purchased and canceled an aggregate of 260,862 shares of Class A Stock for a total consideration of $3.9 million ($15.09 per share) under the New Program. As of December 31, 2016, 309,256 shares were available to be purchased under the New Program.
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
Dividends
The Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock in 2016, 2015 and 2014.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Year Ended December 31,
	2016	2015	2014
Basic weighted average number of shares outstanding	13,368,768	13,640,610	13,604,258
Net dilutive effect of share-based awards, treasury method (1)	—	—	646,405
Diluted weighted average number of shares outstanding	13,368,768	13,640,610	14,250,663

Net income (loss) from continuing operations	$(9,630)	$(2,834)	$5,056
Net income from discontinued operations	10,121	5,732	4,505
Net income	491	2,898	9,561
Net income attributable to noncontrolling interest, net of tax	1,652	936	735
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,161)	$1,962	$8,826

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.72)	$(0.21)	$0.37
Discontinued operations (2)	0.63	0.35	0.28
Net income (loss) per share	$(0.09)	$0.14	$0.65

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.72)	$(0.21)	$0.36
Discontinued operations (2)	0.63	0.35	0.26
Net income (loss) per share	$(0.09)	$0.14	$0.62

(1)
For the year ended December 31, 2016, the diluted earnings per share computation does not include the anti-dilutive effect of 1,237,134 shares of Class A Stock granted under share-based compensation arrangements (1,269,585 and 43,008 shares for the years ended December 31, 2015 and 2014, respectively).

(2)	Represents net income from discontinued operations less net income attributable to noncontrolling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

14.    Income taxes
The income tax provision from continuing operations shown in the consolidated statements of operations is reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$(7,662)	35.0%	$(851)	35.0%	$6,017	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	(1,075)	4.9%	(69)	2.8%	1,432	8.3%
Unrecognized tax benefit	(603)	2.8%	589	-24.3%	6	—%
Valuation allowance	1,208	-5.5%	—	—%	—	—%
Non-taxable income	(1,267)	5.8%	(696)	28.7%	(593)	-3.4%
Non-deductible legal and regulatory expenses	—	—%	—	—%	5,296	30.8%
Provision to return adjustments	(4,167)	19.0%	442	-18.2%	(3)	—%
Change in tax rates	264	-1.2%	305	-12.5%	53	0.3%
Foreign tax rate differentials	143	-0.7%	145	-6.0%	(447)	-2.6%
Other non-deductible expenses	897	-4.1%	541	-22.2%	373	2.2%
Total income tax provision	$(12,262)	56.0%	$406	-16.7%	$12,134	70.6%
Income taxes from continuing operations included in the consolidated statements of operations represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2016	2015	2014
Current:
U.S. federal tax (benefit)	$(15,433)	$(5,751)	$9,294
State and local tax	(4,631)	(74)	817
Non-U.S. operations	46	181	(264)
Total Current	(20,018)	(5,644)	9,847
Deferred:
U.S. federal tax	5,856	4,198	(529)
State and local tax	617	1,632	1,529
Non-U.S. operations	1,283	220	1,287
Total Deferred	7,756	6,050	2,287
Total	$(12,262)	$406	$12,134
Income (loss) before income taxes from continuing operations with respect to Non-U.S. operations was $(965,000), $732,000 and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate from continuing operations for the year ended December 31, 2016 was 56.0% (benefit)
compared with 16.7% for the year ended December 31, 2015. The effective income tax rate for the year ended December 31, 2016 was positively impacted by income tax provision to tax return true-ups and higher nontaxable benefits received with respect to Company-owned life insurance partially offset by the valuation allowance established on deferred tax assets related to net operating losses of a foreign subsidiary. The effective income tax rate for the year ended December
31, 2015 was negatively impacted by increases in provisions related to positions taken on state income tax returns as well as income tax provision to tax return true-ups that were recorded during the year.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $20.3 million as of December 31, 2016. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is $2.3 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2016 were those earnings to be repatriated.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities from continuing operations as of December 31, 2016 and 2015 were as follows:

(Expressed in thousands)
	As of December 31,
	2016	2015
Deferred tax assets:
Deferred compensation	$26,271	$27,423
Deferred rent and lease incentives	15,354	16,437
Receivable reserves	3,554	4,478
Accrued expenses	1,992	3,350
Auction rate securities reserves	1,194	2,666
Net operating losses and credits	4,917	4,164
Involuntary conversion	2,381	2,245
Depreciation	1,446	—
Other	1,953	2,718
Total deferred tax assets	59,062	63,481
Valuation allowance	1,280	126
Deferred tax assets after valuation allowance	57,782	63,355
Deferred tax liabilities:
Goodwill	57,117	53,364
Partnership investments	6,042	7,444
Company-owned life insurance	7,478	6,431
Change in accounting method	—	1,313
Depreciation	—	672
Other	282	248
Total deferred tax liabilities	70,919	69,472
Deferred tax liabilities, net	$(13,137)	$(6,117)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company has deferred tax assets at December 31, 2016 of $1.1 million, $1.2 million and $397,000 arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd., Oppenheimer Investments Asia Limited, and Oppenheimer Europe Ltd., respectively. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel and Europe. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated). During the year ended December 31, 2016, the Company recorded a valuation allowance of $1.2 million against the deferred tax asset to the net operating losses incurred by Oppenheimer Investments Asia Limited.
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
The Company is under examination in various states in which the Company has significant business operations. The Company has closed tax years through 2007 for New York State and has a settlement agreement with the state for the period 2008 to 2010. The Company also has closed tax years through 2008 with New York City and is currently under exam for the 2009 to 2012 tax years. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2010. The Company is currently under examination for the 2013 federal tax return.
The Company has unrecognized tax benefits of $1.1 million, $2.5 million and $1.6 million as of December 31, 2016, 2015 and 2014, respectively from continuing operations (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2016 and 2015 are $710,000 and $1.8 million of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2016, the Company reversed $652,000 of unrecognized tax benefit when the related statute of limitation expired. The Company reversed $848,000 of unrecognized tax benefit when the Company entered into a non cash settlement agreement with New York State which resulted in a reduction of deferred tax assets. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2016	2015	2014
Balance at beginning of year	$2,490	$1,583	$1,574
Additions for tax positions of prior years	98	907	—
Additions for tax positions of current year	—	—	9
Lapse in statute of limitations	(652)	—	—
Settlements with taxing authorities	(848)	—	—
Balance at end of year	$1,088	$2,490	$1,583
In its consolidated statements of operations, the Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively. For the year ended December 31, 2016, the Company reversed income tax interest payable of $104,000 accrued on unrecognized tax benefits that were reversed during the year. For the year ended December 31, 2015, the Company recorded tax-related interest expense of $23,000, in its consolidated statement of operations. As of December 31, 2016 and 2015, the Company had an income tax-related interest payable of $1,000 and $106,000, respectively, on its consolidated balance sheets.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The OIP permits the Company to grant options to purchase Class A Stock, Class A Stock awards and restricted Class A Stock to or for the benefit of employees and non-employee directors of the Company and its affiliates as part of their compensation. After February 26, 2014, no additional awards could be made under the Prior Plans, although outstanding awards previously made under the Prior Plans continue to be governed by the terms of the applicable Prior Plan.
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
Restricted stock - The Company has granted restricted stock awards pursuant to the EIP, ESP and OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the EIP, ESP and OIP for the year ended December 31, 2016:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,257,558	$19.29	1.7 Years
Granted	408,207	12.63	3.2 Years
Vested	(377,011)	19.38	—
Forfeited	(65,221)	17.99	—
Nonvested at end of year	1,223,533	$17.11	2.1 Years

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2016, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2016 was approximately $22.8 million. The aggregate intrinsic value of restricted Class A Stock awards that are expected to vest is $22.0 million as of December 31, 2016. During the year ended December 31, 2016, the Company included approximately $5.2 million ($4.6 million in 2015 and $5.6 million in 2014) of compensation expense in its consolidated statements of operations relating to restricted Class A Stock awards.
As of December 31, 2016, there was approximately $8.3 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years.
As of December 31, 2016, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 537,841.
On January 26, 2017, the Company awarded a total of 343,500 restricted shares of Class A Stock to current employees pursuant to the OIP. These restricted shares will cliff vest in three years and will be expensed over the three year vesting period.
On February 23, 2017, the Company awarded 24,500 restricted shares of Class A Stock to its non-employee directors under the OIP. These shares of Class A Stock will vest as follows: 25% on August 22, 2017, 2018, 2019 and 2020.
On February 23, 2017, the Company awarded a total of 64,100 restricted shares of Class A Stock to current employees pursuant to the OIP. These restricted shares will cliff vest in three years and will be expensed over the three year vesting period.
Stock options - The Company has granted stock options pursuant to the EIP and OIP. There were 13,601 and 12,027 options outstanding as of December 31, 2016 and 2015, respectively.
In the year ended December 31, 2016, the Company included approximately $19,900 ($69,900 in 2015 and $133,600 in 2014) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.
On February 23, 2017, the Company awarded a total of 3,439 options to purchase Class A Stock to current employees pursuant to the OIP. These options will be expensed over 4.5 years (the vesting period).
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarized the status of the Company's outstanding OARs awards as of December 31, 2016:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2016
January 19, 2012	305,660	$18.94	18 Days	$0.25
January 14, 2013	325,700	15.94	1 Year	4.17
January 14, 2014	414,070	23.48	2 Years	2.22
January 9, 2015	467,940	21.94	3 Years	3.08
January 6, 2016	461,240	15.89	4 Years	5.33
	1,974,610
Total weighted average values		$19.40	2.3 Years	$3.17
As of December 31, 2016, all outstanding OARs were unvested. As of December 31, 2016, the aggregate intrinsic value of OARs outstanding and expected to vest was $2.1 million. In the year ended December 31, 2016, the Company included approximately $1.0 million ($1.8 million of net credit in 2015 and $380,100 in 2014) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was approximately $2.7 million as of December 31, 2016.
As of December 31, 2016, there was approximately $3.2 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.3 years.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On January 6, 2017, 443,630 OARs were awarded to Oppenheimer employees related to fiscal 2016 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plan
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $18,000, $18,000 and $17,500 per annum in 2016, 2015 and 2014, respectively. The Company made contributions to the 401(k) Plan of $1.3 million, $1.6 million and $1.2 million in 2016, 2015 and 2014, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals in fiscal 2016 of approximately $7.7 million ($8.3 million in 2015 and $8.6 million in 2014). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2016, the Company's liability with respect to the EDCP and DIP totaled $49.7 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2016.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. As of December 31, 2016, the Company's liability with respect to this plan totaled $15.0 million.
The total amount expensed in 2016 for the Company's deferred compensation plans was $11.8 million ($8.6 million in 2015 and $11.4 million in 2014).

16.    Commitments and contingencies
Commitments
The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as of December 31, 2016 are as follows:

(Expressed in thousands)
2017	$40,751
2018	39,204
2019	34,149
2020	26,150
2021	22,341
2022 and thereafter	100,402
$262,997

The above table includes operating leases which have been signed by the Company's subsidiary, Viner Finance Inc., in which the Company is responsible for rent charges associated with its occupancy.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.
The Company's rent expense for the year ended December 31, 2016 was $44.4 million ($45.9 million in 2015 and $45.6 million in 2014).
As of December 31, 2016, the Company had capital commitments of approximately $1.3 million with respect to unfunded obligations in private equity funds sponsored by the Company.
As of December 31, 2016, the Company had no collateralized or uncollateralized letters of credit outstanding.
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
The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $47.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2016, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2016, the Company purchased and holds (net of redemptions) approximately $88.1 million in ARS from its clients. In addition, the Company is committed to purchase another $26.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $33.4 million of ARS principal value as of December 31, 2016. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of December 31, 2016, there were no ARS purchase commitments related to legal settlements extending past 2020.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and agreed to make a second payment of $5.0 million to the SEC before January 27, 2017 which payment was made to the SEC on January 26, 2017.

On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act ("BSA") and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the BSA and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and has agreed to make a second payment of $5.0 million before January 27, 2017 which payment was made to FinCEN on January 26, 2017.
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
In November 2016, Oppenheimer entered into a settlement with FINRA regarding each of the issues in the preceding paragraph as well as a FINRA inquiry into the purchase of Class A, B and C mutual fund shares by not-for-profit organizations and certain qualified retirement plans pursuant to which Oppenheimer, to settle all four issues, agreed to pay a fine of $1.6 million and to pay restitution to eligible clients in an amount of approximately $1.8 million.

17.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2016, the net capital of Oppenheimer as calculated under the Rule was $142.5 million or 13.98% of Oppenheimer's aggregate debit items. This was $122.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2016, Freedom had net capital of $5.8 million, which was $5.7 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. As of December 31, 2016, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 11.97% (required 4.5%);

•	Tier 1 Capital ratio 11.97% (required 6.0%); and

•	Total Capital ratio 13.40% (required 8.0%).
As of December 31, 2016, the regulatory capital of Oppenheimer Investments Asia Limited was $2.4 million, which was $2.0 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

18.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. Due to a decrease in the Company's stock price, persistently low short-term interest rates, as well as the continued declining trend in transaction-based retail commissions and financial advisers headcount in the PCD, the Company performed an interim goodwill impairment analysis as of August 31, 2016, which did not result in any impairment charges. The PCD reporting unit had an estimated fair value that was in excess of its carrying value.
The Company performed its annual test for goodwill impairment as of December 31, 2016 and 2015, which did not result in any impairment charges. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2016 and 2015 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of its carrying value.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the years ended December 31, 2016, 2015 and 2014. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Year Ended December 31,
	2016	2015	2014
Revenue
Private client (1)	$504,192	$521,526	$582,364
Asset management (1)	92,852	97,121	99,964
Capital markets	254,933	279,589	298,597
Corporate/Other	5,802	(435)	210
Total	$857,779	$897,801	$981,135
Income (loss) before income taxes
Private client (1)	$66,072	$59,016	$60,116
Asset management (1)	31,412	33,133	33,707
Capital markets	(17,713)	5,167	17,819
Corporate/Other	(101,663)	(99,744)	(94,452)
Total	$(21,892)	$(2,428)	$17,190

(1)	Asset management fees are allocated 22.5% to the Asset Management and 77.5% to the Private Client segments.
Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2016, 2015 and 2014 was as follows:

(Expressed in thousands)
	Year Ended December 31,
	2016	2015	2014
Americas	$815,231	$853,221	$932,032
Europe/Middle East	39,048	40,603	43,087
Asia	3,500	3,977	6,016
Total	$857,779	$897,801	$981,135

20.    Subsequent events
On January 27, 2017, the Company announced a quarterly dividend in the amount of $0.11 per share, paid on February 24, 2017 to holders of Class A Stock and Class B Stock of record on February 10, 2017.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

21.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2016	Fourth	Third	Second	First	Year
Revenue	$218,945	$211,804	$212,074	$214,956	$857,779
Expenses	226,441	213,614	217,320	222,296	879,671
Loss before income taxes from continuing operations	(7,496)	(1,810)	(5,246)	(7,340)	(21,892)
Income taxes	(5,072)	(751)	(2,627)	(3,812)	(12,262)
Net loss from continuing operations	(2,424)	(1,059)	(2,619)	(3,528)	(9,630)
Net income from discontinued operations	759	413	9,330	(381)	10,121
Net income (loss)	(1,665)	(646)	6,711	(3,909)	491
Less net income attributable to noncontrolling interest, net of tax	125	66	1,523	(62)	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,790)	$(712)	$5,188	$(3,847)	$(1,161)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.20)	$(0.27)	$(0.72)
Discontinued operations	0.05	0.03	0.59	(0.02)	0.63
Net income (loss) per share	$(0.23)	$(0.05)	$0.39	$(0.29)	$(0.09)
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.20)	$(0.27)	$(0.72)
Discontinued operations	0.05	0.03	0.59	(0.02)	0.63
Net income (loss) per share	$(0.23)	$(0.05)	$0.39	$(0.29)	$(0.09)

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	19.65	16.49	16.66	16.98	19.65
Low	13.65	13.74	13.63	13.58	13.58

(1)	The price quotations above were obtained from the New York Stock Exchange website.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2015	Fourth	Third	Second	First	Year
Revenue	$225,189	$207,478	$227,959	$237,175	$897,801
Expenses	229,757	210,051	229,060	231,361	900,229
Income (loss) before income taxes from continuing operations	(4,568)	(2,573)	(1,101)	5,814	(2,428)
Income taxes	(712)	(1,437)	400	2,155	406
Net income (loss) from continuing operations	(3,856)	(1,136)	(1,501)	3,659	(2,834)
Net income from discontinued operations	765	359	2,146	2,462	5,732
Net income (loss)	(3,091)	(777)	645	6,121	2,898
Less net income attributable to noncontrolling interest, net of tax	53	131	350	402	936
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,144)	$(908)	$295	$5,719	$1,962

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.11)	$0.27	$(0.21)
Discontinued operations	0.05	0.01	0.13	0.15	0.35
Net income (loss) per share	$(0.23)	$(0.07)	$0.02	$0.42	$0.14
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.11)	$0.26	$(0.21)
Discontinued operations	0.05	0.01	0.13	0.14	0.35
Net income (loss) per share	$(0.23)	$(0.07)	$0.02	$0.40	$0.14

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	20.98	26.80	27.99	24.41	27.99
Low	15.60	17.40	22.30	19.04	15.60

(1)	The price quotations above were obtained from the New York Stock Exchange website.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$229	$10,284	$54,400	$—	$64,913
Deposits with clearing organizations	—	—	38,185	—	38,185
Receivable from brokers, dealers and clearing organizations	—	—	214,934	—	214,934
Receivable from customers, net of allowance for credit losses of $794	—	—	847,386	—	847,386
Income tax receivable	41,996	28,289	—	(64,469)	5,816
Securities purchased under agreements to resell	—	—	24,006	—	24,006
Securities owned, including amounts pledged of $438,385, at fair value	—	23,227	683,881	—	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,826 and $6,784, respectively	—	—	30,099	—	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,073	—	21,963	5,270	—	27,233
Assets held for sale	—	—	5,188	—	5,188
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	71	2,598	99,804	—	102,473
Deferred tax assets	394	309	37,961	(38,664)	—
Investment in subsidiaries	584,767	483,623	—	(1,068,390)	—
Intercompany receivables	37,906	37,914	—	(75,820)	—
Total assets	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$39,228	$—	$39,228
Bank call loans	—	—	145,800	—	145,800
Payable to brokers, dealers and clearing organizations	—	—	221,389	—	221,389
Payable to customers	—	—	449,946	—	449,946
Securities sold under agreements to repurchase	—	—	378,084	—	378,084
Securities sold but not yet purchased, at fair value	—	—	85,050	—	85,050
Liabilities held for sale	—	—	1,217	—	1,217
Accrued compensation	—	—	145,053	—	145,053
Accounts payable and other liabilities	2,868	34,920	57,552	—	95,340
Income tax payable	2,440	22,189	39,840	(64,469)	—
Senior secured notes, net of debt issuance cost of $648	149,352	—	—	—	149,352
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	7	51,794	(38,664)	13,137
Intercompany payables	—	62,205	13,615	(75,820)	—
Total liabilities	154,660	119,321	1,741,126	(291,511)	1,723,596
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	510,703	601,444	466,946	(1,068,390)	510,703
Noncontrolling interest	—	—	2,631	—	2,631
Total stockholders' equity	510,703	601,444	469,577	(1,068,390)	513,334
Total liabilities and stockholders' equity	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$907	$2,586	$59,871	$—	$63,364
Deposits with clearing organizations	—	—	49,490	—	49,490
Receivable from brokers, dealers and clearing organizations	—	—	365,791	—	365,791
Receivable from customers, net of allowance for credit losses of $2,545	—	—	840,355	—	840,355
Income tax receivable	33,801	27,536	—	(49,106)	12,231
Securities purchased under agreements to resell	—	—	206,499	—	206,499
Securities owned, including amounts pledged of $546,334, at fair value	—	1,183	733,648	—	734,831
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $54,919 and $8,444, respectively	—	—	32,849	—	32,849
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $104,812	—	20,793	7,492	—	28,285
Assets held for sale	—	—	99,881	—	99,881
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	69	3,224	91,546	—	94,839
Deferred tax assets	317	330	40,456	(41,103)	—
Investment in subsidiaries	577,320	532,651	—	(1,109,971)	—
Intercompany receivables	60,187	13,185	—	(73,372)	—
Total assets	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$48,011	$—	$48,011
Bank call loans	—	—	100,200	—	100,200
Payable to brokers, dealers and clearing organizations	—	—	164,546	—	164,546
Payable to customers	—	—	594,833	—	594,833
Securities sold under agreements to repurchase	—	—	651,445	—	651,445
Securities sold but not yet purchased, at fair value	—	—	126,493	—	126,493
Liabilities held for sale	—	—	74,680	—	74,680
Accrued compensation	—	—	149,092	—	149,092
Accounts payable and other liabilities	3,235	35,812	69,590	—	108,637
Income tax payable	2,440	22,189	24,477	(49,106)	—
Senior secured notes, net of debt issuance costs of $1,132	148,868	—	—	—	148,868
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	47,220	(41,103)	6,117
Intercompany payables	—	62,204	11,168	(73,372)	—
Total liabilities	154,543	120,205	2,174,313	(276,139)	2,172,922
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	518,058	593,841	516,130	(1,109,971)	518,058
Noncontrolling interest	—	—	7,024	—	7,024
Total stockholders' equity	518,058	593,841	523,154	(1,109,971)	525,082
Total liabilities and stockholders' equity	$672,601	$714,046	$2,697,467	$(1,386,110)	$2,698,004

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$377,317	$—	$377,317
Advisory fees	—	1,571	271,763	(4,215)	269,119
Investment banking	—	—	81,011	—	81,011
Interest	—	10,242	47,804	(10,397)	47,649
Principal transactions, net	—	16	20,465	—	20,481
Other	—	326	62,201	(325)	62,202
Total revenue	—	12,155	860,561	(14,937)	857,779
EXPENSES
Compensation and related expenses	1,241	—	583,469	—	584,710
Communications and technology	124	—	70,266	—	70,390
Occupancy and equipment costs	—	—	61,116	(325)	60,791
Clearing and exchange fees	—	—	25,126	—	25,126
Interest	13,125	—	16,709	(10,397)	19,437
Other	1,887	1,284	120,261	(4,215)	119,217
Total expenses	16,377	1,284	876,947	(14,937)	879,671
Income (loss) before income taxes	(16,377)	10,871	(16,386)	—	(21,892)
Income taxes	(8,296)	3,325	(7,291)	—	(12,262)
Net income (loss) from continuing operations	(8,081)	7,546	(9,095)	—	(9,630)

Discontinued operations
Income from discontinued operations	—	—	17,339	—	17,339
Income taxes	—	—	7,218	—	7,218
Net income from discontinued operations	—	—	10,121	—	10,121

Equity in earnings of subsidiaries	6,920	(626)	—	(6,294)	—
Net income (loss)	(1,161)	6,920	1,026	(6,294)	491
Less net income attributable to noncontrolling interest, net of tax	—	—	1,652	—	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,161)	6,920	(626)	(6,294)	(1,161)
Other comprehensive income	—	—	220	—	220
Total comprehensive income (loss)	$(1,161)	$6,920	$(406)	$(6,294)	$(941)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$417,559	$—	$417,559
Advisory fees	—	1,296	282,633	(3,682)	280,247
Investment banking	—	—	102,540	—	102,540
Interest	—	10,237	49,056	(10,261)	49,032
Principal transactions, net	—	—	15,244	(64)	15,180
Other	—	370	33,173	(300)	33,243
Total revenue	—	11,903	900,205	(14,307)	897,801
EXPENSES
Compensation and related expenses	1,185	—	609,635	—	610,820
Communications and technology	142	—	66,407	—	66,549
Occupancy and equipment costs	—	—	63,142	(300)	62,842
Clearing and exchange fees	—	—	26,022	—	26,022
Interest	13,125	—	13,465	(10,261)	16,329
Other	1,663	892	118,858	(3,746)	117,667
Total expenses	16,115	892	897,529	(14,307)	900,229
Income (loss) before income taxes	(16,115)	11,011	2,676	—	(2,428)
Income taxes	(6,030)	5,553	883	—	406
Net income (loss) from continuing operations	(10,085)	5,458	1,793	—	(2,834)

Discontinued operations
Income from discontinued operations	—	—	9,139	—	9,139
Income taxes	—	—	3,407	—	3,407
Net income from discontinued operations	—	—	5,732	—	5,732

Equity in earnings of subsidiaries	12,047	6,589	—	(18,636)	—
Net income	1,962	12,047	7,525	(18,636)	2,898
Less net income attributable to noncontrolling interest, net of tax	—	—	936	—	936
Net income attributable to Oppenheimer Holdings Inc.	1,962	12,047	6,589	(18,636)	1,962
Other comprehensive income	—	—	17	—	17
Total comprehensive income	$1,962	$12,047	$6,606	$(18,636)	$1,979

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$469,829	$—	$469,829
Advisory fees	—	1,139	283,785	(3,244)	281,680
Investment banking	—	—	125,598	—	125,598
Interest	—	10,482	47,454	(10,431)	47,505
Principal transactions, net	—	164	27,351	—	27,515
Other	—	477	28,956	(425)	29,008
Total revenue	—	12,262	982,973	(14,100)	981,135
EXPENSES
Compensation and related expenses	1,047	—	653,349	—	654,396
Communications and technology	145	—	66,605	—	66,750
Occupancy and equipment costs	—	—	63,096	(425)	62,671
Clearing and exchange fees	—	—	24,709	—	24,709
Interest	14,401	—	12,986	(10,431)	16,956
Other	4,626	733	136,348	(3,244)	138,463
Total expenses	20,219	733	957,093	(14,100)	963,945
Income (loss) before income taxes	(20,219)	11,529	25,880	—	17,190
Income taxes	(7,917)	3,971	16,080	—	12,134
Net income (loss) from continuing operations	(12,302)	7,558	9,800	—	5,056

Discontinued operations
Income from discontinued operations	—	—	8,546	—	8,546
Income taxes	—	—	4,041	—	4,041
Net income from discontinued operations	—	—	4,505	—	4,505

Equity in earnings of subsidiaries	21,128	13,570	—	(34,698)	—
Net income	8,826	21,128	14,305	(34,698)	9,561
Less net income attributable to noncontrolling interest, net of tax	—	—	735	—	735
Net income attributable to Oppenheimer Holdings Inc.	8,826	21,128	13,570	(34,698)	8,826
Other comprehensive loss	—	—	(2,627)	—	(2,627)
Total comprehensive income	$8,826	$21,128	$10,943	$(34,698)	$6,199

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$9,884	$7,698	$(85,048)	$—	$(67,466)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,731)	—	(5,731)
Proceeds from sale of assets	—	—	45,448	—	45,448
Cash provided by investing activities	—	—	39,717	—	39,717
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,887)	—	—	—	(5,887)
Cash dividends paid to noncontrolling interest	—	—	(5,740)	—	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(3,935)	—	—	—	(3,935)
Tax deficiency from share-based awards	(740)	—	—	—	(740)
Increase in bank call loans, net	—	—	45,600	—	45,600
Cash provided by (used in) in financing activities	(10,562)	—	39,860	—	29,298
Net increase (decrease) in cash and cash equivalents	(678)	7,698	(5,471)	—	1,549
Cash and cash equivalents, beginning of the year	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the year	$229	$10,284	$54,400	$—	$64,913

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$15,003	$1,029	$(36,851)	$—	$(20,819)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,889)	—	(5,889)
Cash used in investing activities	—	—	(5,889)	—	(5,889)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,008)	—	—	—	(6,008)
Repurchase of Class A non-voting common stock for cancellation	(8,250)	—	—	—	(8,250)
Tax deficiency from share-based awards	(277)	—	—	—	(277)
Increase in bank call loans, net	—	—	40,800	—	40,800
Cash provided by (used in) financing activities	(14,535)	—	40,800	—	26,265
Net increase (decrease) in cash and cash equivalents	468	1,029	(1,940)	—	(443)
Cash and cash equivalents, beginning of the year	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the year	$907	$2,586	$59,871	$—	$63,364

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$49,595	$(29,344)	$58,064	$—	$78,315
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(4,398)	—	(4,398)
Cash used in investing activities	—	—	(4,398)	—	(4,398)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,983)	—	—	—	(5,983)
Issuance of Class A non-voting common stock	185	—	—	—	185
Tax benefit from share-based awards	1,194	—	—	—	1,194
Redemption of senior secured notes	(45,000)	—	—	—	(45,000)
Decrease in bank call loans, net	—	—	(58,800)	—	(58,800)
Cash used in financing activities	(49,604)	—	(58,800)	—	(108,404)
Net decrease in cash and cash equivalents	(9)	(29,344)	(5,134)	—	(34,487)
Cash and cash equivalents, beginning of the year	448	30,901	66,945	—	98,294
Cash and cash equivalents, end of the year	$439	$1,557	$61,811	$—	$63,807

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
Changes in Internal Control over Financial Reporting
No changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, occurred during the quarter ended December 31, 2016.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 6, 2016 with respect to fiscal 2015.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements
See Item 8 (pages 60 to 127)

(ii)Financial Statement Schedules
Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 132 to 135)

(b)	Exhibits
See the Exhibit Index included hereinafter on pages 132 to 135

(c)	Financial Statement Schedules excluded from the annual report to stockholders
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 3rd day of March, 2017.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2017
J.J. Alfano

/s/ E. Behrens	Director	March 3, 2017
E. Behrens

/s/ T. Dwyer	Director	March 3, 2017
T. Dwyer

/s/ W. Ehrhardt	Director	March 3, 2017
W. Ehrhardt

/s/ P. Friedman	Director	March 3, 2017
P. Friedman

/s/ M.A.M. Keehner	Director	March 3, 2017
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 3, 2017
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 3, 2017
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 3, 2017
A.W. Oughtred

/s/ E.K. Roberts	Director	March 3, 2017
E.K. Roberts

EXHIBIT INDEX
Unless there is a parenthetical designated by an asterisk indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

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

10.1	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan, Amended and Restated as of May 17, 1999 (previously filed as an exhibit to Form S-8 dated May 15, 2000).

10.2	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 1 dated February 29, 2000 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1999).

10.3	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 2 dated May 19, 2001 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2001).

10.4	Fahnestock Viner Holdings Inc. 1996 Equity Incentive Plan Amendment No. 3 dated February 28, 2002 (previously filed as an exhibit to Form S-8 dated December 17, 2002).

10.5	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 4 dated February 26, 2004 (previously filed as an exhibit to Form S-8 dated July 28, 2004).

10.6	Oppenheimer Holdings Inc. 1996 Equity Incentive Plan Amendment No. 5 dated March 10, 2005 (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2005).

10.7	Employee Share Plan dated January 1, 2005 (previously filed as an exhibit filed to Form 10-Q for the quarterly period ended June 30, 2005).

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

10.34	Oppenheimer Holdings Inc. 2014 Incentive Plan (previously filed as an exhibit to Form 10-K for the year ended December 31, 2013).

10.35	SEC Order Instituting Administrative Cease and Desist Proceedings dated January 27, 2015 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2015).

10.36	FinCEN Civil Monetary Assessment dated January 27, 2015 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2015).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2016, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.