Form 10-Q
period 2017-03-31
OPPENHEIMER HOLDINGS INC
filed 2017-04-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-12043

OPPENHEIMER HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0080034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street
New York, NY 10004
(Address of principal executive offices) (Zip Code)

(212) 668-8000
(Registrant's Telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 28, 2017 was 13,178,571 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$62,421	$64,913
Deposits with clearing organizations	41,902	38,185
Receivable from brokers, dealers and clearing organizations	232,682	214,934
Receivable from customers, net of allowance for credit losses of $761 ($794 in 2016)	830,084	847,386
Income tax receivable	9,119	5,816
Securities purchased under agreements to resell, at fair value	3,896	24,006
Securities owned, including amounts pledged of $705,988 ($438,385 in 2016), at fair value	1,002,705	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $23,866 and $7,300, respectively ($24,826 and $6,784, respectively, in 2016)	33,808	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $85,672 ($84,073 in 2016)	27,351	27,233
Assets held for sale	1,330	5,188
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	110,540	102,473
Total assets	$2,525,427	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$32,783	$39,228
Bank call loans	195,700	145,800
Payable to brokers, dealers and clearing organizations	175,204	221,389
Payable to customers	504,348	449,946
Securities sold under agreements to repurchase	456,090	378,084
Securities sold but not yet purchased, at fair value	299,472	85,050
Liabilities held for sale	1,421	1,217
Accrued compensation	95,164	145,053
Accounts payable and other liabilities	99,249	95,340
Senior secured notes, net of debt issuance costs of $527 ($648 in 2016)	149,473	149,352
Deferred tax liabilities, net of deferred tax assets of $60,200 ($59,062 in 2016)	13,944	13,137
Total liabilities	2,022,848	1,723,596
Commitments and contingencies (Note 11)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,182,332 and 13,261,095 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	58,728	59,228
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	58,861	59,361
Contributed capital	37,447	41,765
Retained earnings	403,623	410,258
Accumulated other comprehensive income (loss)	743	(681)
Total Oppenheimer Holdings Inc. stockholders' equity	500,674	510,703
Noncontrolling interest	1,905	2,631
Total stockholders' equity	502,579	513,334
Total liabilities and stockholders' equity	$2,525,427	$2,236,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2017	2016 (1)
REVENUE
Commissions	$86,717	$103,833
Advisory fees	69,409	66,026
Investment banking	18,021	12,383
Interest	10,565	13,042
Principal transactions, net	5,373	6,618
Other	23,176	13,054
Total revenue	213,261	214,956
EXPENSES
Compensation and related expenses	143,878	148,495
Communications and technology	17,706	17,680
Occupancy and equipment costs	15,272	14,903
Clearing and exchange fees	5,854	6,921
Interest	5,356	4,867
Other	32,220	29,430
Total expenses	220,286	222,296
Loss before income taxes from continuing operations	(7,025)	(7,340)
Income taxes	(1,687)	(4,048)
Net loss from continuing operations	(5,338)	(3,292)

Discontinued operations
Income (loss) from discontinued operations	976	(657)
Income taxes	389	(40)
Net income (loss) from discontinued operations	587	(617)

Net loss	(4,751)	(3,909)
Less net income (loss) attributable to noncontrolling interest, net of tax	96	(62)
Net loss attributable to Oppenheimer Holdings Inc.	$(4,847)	$(3,847)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.40)	$(0.25)
Discontinued operations	0.04	(0.04)
Net loss per share	$(0.36)	$(0.29)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.40)	$(0.25)
Discontinued operations	0.04	(0.04)
Net loss per share	$(0.36)	$(0.29)

Weighted average shares
Basic	13,399,250	13,379,827
Diluted	13,399,250	13,379,827
(1)Amounts have been recast to reflect discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2017	2016
Net loss	$(4,751)	$(3,909)
Other comprehensive income, net of tax (1)
Currency translation adjustment	1,424	873
Comprehensive loss	(3,327)	(3,036)
Net income (loss) attributable to noncontrolling interest, net of tax	96	(62)
Comprehensive loss attributable to Oppenheimer Holdings Inc.	$(3,423)	$(2,974)

(1)	Total other comprehensive income is attributable to Oppenheimer Holdings Inc. No other comprehensive income is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2017	2016
Share capital
Balance at beginning of period	$59,361	$57,520
Issuance of Class A non-voting common stock	3,857	5,463
Repurchase of Class A non-voting common stock for cancellation	(4,357)	(3,634)
Balance at end of period	58,861	59,349
Contributed capital
Balance at beginning of period	41,765	44,438
Tax deficiency from share-based awards	—	(741)
Share-based expense	1,317	1,492
Vested employee share plan awards	(6,060)	(6,804)
Other	425	—
Balance at end of period	37,447	38,385
Retained earnings
Balance at beginning of period	410,258	417,001
Net loss attributable to Oppenheimer Holdings Inc.	(4,847)	(3,847)
Dividends paid ($0.11 per share)	(1,480)	(1,476)
Dividends received from noncontrolling interest	6	—
Other	(314)	—
Balance at end of period	403,623	411,678
Accumulated other comprehensive income (loss)
Balance at beginning of period	(681)	(901)
Currency translation adjustment	1,424	873
Balance at end of period	743	(28)
Total Oppenheimer Holdings Inc. stockholders' equity	500,674	509,384
Noncontrolling interest
Balance at beginning of period	2,631	7,024
Net income (loss) attributable to noncontrolling interest, net of tax	96	(62)
Dividends paid to noncontrolling interest	(816)	—
Dividends paid to parent	(6)	—
Balance at end of period	1,905	6,962
Total stockholders' equity	$502,579	$516,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(4,751)	$(3,909)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,432	1,534
Deferred income taxes	807	2,735
Amortization of notes receivable	2,782	3,431
Amortization of debt issuance costs	121	121
Amortization of mortgage servicing rights	—	782
Provision for (reversal of) credit losses	(33)	28
Share-based compensation	739	1,189
Tax deficiency from share-based awards	—	(741)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(3,717)	(7,077)
Receivable from brokers, dealers and clearing organizations	(17,651)	97,550
Receivable from customers	17,335	48,696
Income tax receivable	(2,511)	(6,324)
Securities purchased under agreements to resell	20,110	206,499
Securities owned	(292,599)	(301,389)
Notes receivable	(6,491)	(3,451)
Loans held for sale	—	46,702
Mortgage servicing rights	—	(638)
Other assets	(5,860)	(13,625)
Increase (decrease) in operating liabilities:
Drafts payable	(6,445)	(10,348)
Payable to brokers, dealers and clearing organizations	(46,185)	43,333
Payable to customers	54,402	(73,276)
Securities sold under agreements to repurchase	78,006	(121,693)
Securities sold but not yet purchased	214,422	144,459
Accrued compensation	(49,200)	(56,760)
Accounts payable and other liabilities	3,301	(38,600)
Cash used in operating activities	(41,986)	(40,772)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(1,550)	(1,762)
Cash used in investing activities	(1,550)	(1,762)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,480)	(1,476)
Cash dividends paid to noncontrolling interest	(816)	—
Repurchase of Class A non-voting common stock for cancellation	(4,357)	(3,634)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	(1,341)
Increase in bank call loans, net	49,900	48,100
Cash provided by financing activities	41,044	41,649
Net decrease in cash and cash equivalents	(2,492)	(885)
Cash and cash equivalents, beginning of period	64,913	63,364
Cash and cash equivalents, end of period	$62,421	$62,479
Schedule of non-cash financing activities
Employee share plan issuance	$3,857	$5,463
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,023	$1,788
Cash paid during the period for income taxes, net	$503	$181
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
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "Form 10-K"). The accompanying December 31, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of March 31, 2017, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded on the condensed consolidated balance sheet was $1.9 million.

2.    New accounting pronouncements

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Adopted
In May 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. The Company adopted the ASU for the fiscal year beginning after December 15, 2016. The Company elected to calculate its share-based compensation expense based on actual forfeitures rather than the previous approach which was net of estimated forfeitures. The adoption of the ASU did not have a material impact on the Company's condensed consolidated financial statements.
Recently Issued
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. The ASU was originally effective for the annual reporting period in the fiscal year that begins after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date," which provides amendments that defer the effective date of ASU 2014-09 by one year. In 2016, the FASB additionally issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net);" ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;" and ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients." The amendments in these updates are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017, with early adoption permitted beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this update on its financial condition, results of operations and cash flows, and disclosures related thereto. Based on the Company’s preliminary assessment, it has determined that the adoption of this update may defer the timing of the recognition of upfront investment banking advisory fees (e.g., retainer and engagement fees) until completion of the engagement. These upfront fees are currently recognized ratably over the service period. The new guidance may also require underwriting expenses to be recorded on a gross basis while the current guidance requires recognizing underwriting revenues net of related underwriting expenses. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment and may identify other revenue streams that will be impacted.
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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

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
On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans (consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio becomes current or is modified. The Company recorded a net gain of $14.9 million related to this transaction which was included in discontinued operations in the condensed consolidated statement of operations during the second quarter of 2016. During the second quarter of 2016, OMHHF also sold its business pipeline of mortgage loans for approximately $1.5 million.
During the third quarter of 2016, the Company recognized the $1.4 million that was withheld from the purchase price of the permanent mortgage loans as a result of the loan being modified as a gain. Also, OMHHF sold its construction loan portfolio and the associated mortgage servicing rights for approximately $3.8 million.
OMHHF made a dividend distribution to the noncontrolling interest in the amount of $816,000 during the three month period ended March 31, 2017.
The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the condensed consolidated statement of operations. Prior-period amounts have been recast for discontinued operations.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the assets and liabilities held for sale of OMHHF as of March 31, 2017 and December 31, 2016:

(Expressed in thousands)
	March 31, 2017	December 31, 2016
ASSETS
Securities owned	$562	$3,560
Other assets	768	1,628
Total assets	$1,330	$5,188
LIABILITIES
Accounts payable and other liabilities	$1,421	$1,217

The following is a summary of revenue and expenses of OMHHF for the three months ended March 31, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2017	2016
REVENUE
Interest	$3	$337
Principal transactions, net	—	(5,087)
Other (1)	995	8,488
Total revenue	998	3,738
EXPENSES
Compensation and related expenses	11	2,918
Communications and technology	8	101
Occupancy and equipment costs	—	75
Interest	—	221
Other	3	1,080
Total expenses	22	4,395
Income (loss) before income taxes	$976	$(657)
Income (loss) attributable to noncontrolling interest before income taxes	$159	$(107)

(1)	Other revenue for the three months ended March 31, 2017 was primarily due to earn-out from the sale of the pipeline business in 2016.
The following is a summary of cash flows of OMHHF for the three months ended March 31, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$4,649	$4,143
Cash provided by investing activities	—	1
Cash used in financing activities (1)(2)	(10,035)	(62)
Net (decrease) increase in cash and cash equivalents	$(5,386)	$4,082

(1)	Includes cash dividends paid to its parent (E.A. Viner International Co.) and noncontrolling interest of $4.2 million and $816,000, respectively, for the three months ended March 31, 2017.

(2)	Includes $5.0 million paid to its parent due to redemption of its outstanding preferred stock.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2017	2016
Basic weighted average number of shares outstanding	13,399,250	13,379,827
Net dilutive effect of share-based awards, treasury method (1)	—	—
Diluted weighted average number of shares outstanding	13,399,250	13,379,827

Net loss from continuing operations	$(5,338)	$(3,292)
Net income (loss) from discontinued operations	587	(617)
Net loss	(4,751)	(3,909)
Net income (loss) attributable to noncontrolling interest, net of tax	96	(62)
Net loss attributable to Oppenheimer Holdings Inc.	$(4,847)	$(3,847)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.40)	$(0.25)
Discontinued operations (2)	0.04	(0.04)
Net loss per share	$(0.36)	$(0.29)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.40)	$(0.25)
Discontinued operations (2)	0.04	(0.04)
Net loss per share	$(0.36)	$(0.29)

(1)
For the three months ended March 31, 2017, the diluted earnings per share computation does not include the anti-dilutive effect of 1,334,607 shares of Class A Stock granted under share-based compensation arrangements (1,295,972 shares for the three months ended March 31, 2016 ).

(2)	Represents net income (loss) from discontinued operations less net income (loss) attributable to noncontrolling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2017	December 31, 2016
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$160,295	$154,090
Receivable from brokers	39,408	25,768
Securities failed to deliver	10,195	6,172
Clearing organizations	20,450	26,081
Other	2,334	2,823
Total	$232,682	$214,934
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$142,121	$179,875
Payable to brokers	3,153	610
Securities failed to receive	13,173	11,523
Other	16,757	29,381
Total	$175,204	$221,389

6.    Fair value measurements
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Auction Rate Securities
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2017, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2017, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $26.4 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of March 31, 2017
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$91,975	$2,530	$89,445	Discounted Cash Flow	Discount Rate (2)	1.88% to 2.56%	2.21%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.40% to 1.56%	1.48%
Municipal Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (4)	3.17%	3.17%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	2.61%	2.61%
Student Loan Auction Rate Securities	300	26	274	Discounted Cash Flow	Discount Rate (5)	3.41%	3.41%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	1.98%	1.98%
	$92,300	$2,557	$89,743
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$6,654	$(878)	$7,532	Discounted Cash Flow	Discount Rate (2)	1.88% to 2.56%	2.21%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.40% to 1.56%	1.48%
Auction Rate Preferred Securities	19,781	359	19,422	Discounted Cash Flow	Discount Rate (2)	1.88% to 2.56%	2.21%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.40% to 1.56%	1.48%
	$26,435	$(519)	$26,954
Total	$118,735	$2,038	$116,697

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of March 31, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of March 31, 2017.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.71%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 1.81%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.21%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amounts, and unrealized gains and losses, are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet as of March 31, 2017.

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at March 31, 2017 would result in a decrease in the fair value of $1.1 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at March 31, 2017 would result in a decrease in the fair value of $2.2 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2017, the Company had a valuation adjustment (unrealized loss) of $2.6 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of March 31, 2017, the Company also had a net valuation adjustment (unrealized gain) of $519,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, comprised of unrealized gains of $878,000 and unrealized losses of $359,000, which are included in other assets and accounts payable and other liabilities, respectively, on the condensed consolidated balance sheet. The total valuation adjustment was $2.0 million as of March 31, 2017. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2017:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,662	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,693	1,251	N/A	N/A
	$7,355	$1,251

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
Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$21,831	$—	$—	$21,831
Deposits with clearing organizations	27,459	—	—	27,459
Securities owned:
U.S. Treasury securities (1)	660,164	—	—	660,164
U.S. Agency securities	21,089	23,796	—	44,885
Sovereign obligations	—	1,451	—	1,451
Corporate debt and other obligations	—	33,078	—	33,078
Mortgage and other asset-backed securities	—	2,387	—	2,387
Municipal obligations	—	81,694	36	81,730
Convertible bonds	—	44,848	—	44,848
Corporate equities	44,330	—	—	44,330
Money markets	651	—	—	651
Auction rate securities	—	—	89,743	89,743
Securities owned, at fair value	726,234	187,254	89,779	1,003,267
Investments (2)	—	—	164	164
Securities purchased under agreements to resell (3)	—	3,896	—	3,896
Derivative contracts:
TBAs	—	549	—	549
ARS purchase commitments	—	—	878	878
Derivative contracts, total	—	549	878	1,427
Total	$775,524	$191,699	$90,821	$1,058,044
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$234,072	$—	$—	$234,072
U.S. Agency securities	—	5	—	5
Sovereign obligations	—	1,108	—	1,108
Corporate debt and other obligations	—	17,059	—	17,059
Mortgage and other asset-backed securities	—	156	—	156
Convertible bonds	—	7,700	—	7,700
Corporate equities	39,372	—	—	39,372
Securities sold but not yet purchased, at fair value	273,444	26,028	—	299,472
Derivative contracts:
Futures	726	—	—	726
Foreign exchange forward contracts	4	—	—	4
TBAs	—	785	—	785
ARS purchase commitments	—	—	359	359
Derivative contracts, total	730	785	359	1,874
Total	$274,174	$26,813	$359	$301,346

(1)	$562,000 is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,242	$—	$—	$16,242
Deposits with clearing organizations	26,437	—	—	26,437
Securities owned:
U.S. Treasury securities (1)	418,888	—	—	418,888
U.S. Agency securities	5,878	32,391	—	38,269
Sovereign obligations	—	1,894	—	1,894
Corporate debt and other obligations	—	17,074	—	17,074
Mortgage and other asset-backed securities	—	5,024	—	5,024
Municipal obligations	—	56,706	44	56,750
Convertible bonds	—	56,480	—	56,480
Corporate equities	31,174	—	—	31,174
Money markets	189	—	—	189
Auction rate securities	—	—	84,926	84,926
Securities owned, at fair value	456,129	169,569	84,970	710,668
Investments (2)	—	—	158	158
Securities purchased under agreements to resell (3)	—	24,006	—	24,006
Derivative contracts:
TBAs	—	814	—	814
ARS purchase commitments	—	—	849	849
Derivative contracts, total	—	814	849	1,663
Total	$498,808	$194,389	$85,977	$779,174
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$28,662	$—	$—	$28,662
U.S. Agency securities	—	12	—	12
Corporate debt and other obligations	—	2,536	—	2,536
Mortgage and other asset-backed securities	—	31	—	31
Municipal obligations	—	516	—	516
Convertible bonds	—	11,604	—	11,604
Corporate equities	41,689	—	—	41,689
Securities sold but not yet purchased, at fair value	70,351	14,699	—	85,050
Derivative contracts:
Futures	166	—	—	166
Foreign exchange forward contracts	1	—	—	1
TBAs	—	1,212	—	1,212
ARS purchase commitments	—	—	645	645
Derivative contracts, total	167	1,212	645	2,024
Total	$70,518	$15,911	$645	$87,074

(1)	$3.6 million is included in assets held for sale on the condensed consolidated balance sheet. See Note 3 for details.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell where the Company has elected fair value option treatment.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

There were no transfers between any of the levels in the three months ended March 31, 2017.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2017
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$44	$(8)	$—	$—	$—	$36
Auction rate securities (1)(5)(6)	84,926	642	5,000	(825)	—	89,743
Investments	158	6	—	—	—	164
ARS purchase commitments (2)	849	29	—	—	—	878
Liabilities
ARS purchase commitments (2)	645	286	—	—	—	359

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for investments which are included in other income in the condensed consolidated statement of operations.

(4)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(5)
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

(6)	Sales and settlements for the ARS purchase commitments represent additional purchase commitments made during the period for regulatory and legal ARS settlements and awards.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2016
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$81	$4	$—	$—	$—	$85
Auction rate securities (1)(6)(7)	86,802	2,233	6,775	(11,625)	—	84,185
Interest rate lock commitments (2)	9,161	4,863	—	—	—	14,024
Investments	157	4	—	—	—	161
ARS purchase commitments (3)	—	1,540	—	—	—	1,540
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	810	—	—	—	559

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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
Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the condensed consolidated balance sheets. The table below excludes non-financial assets and liabilities (e.g., furniture, equipment and leasehold improvements and accrued compensation).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of March 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$40,590	$40,590	$—	$—	$40,590
Deposits with clearing organization	14,443	14,443	—	—	14,443
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	160,295	—	160,295	—	160,295
Receivables from brokers	39,408	—	39,408	—	39,408
Securities failed to deliver	10,195	—	10,195	—	10,195
Clearing organizations	20,450	—	20,450	—	20,450
Other	2,334	—	2,334	—	2,334
	232,682	—	232,682	—	232,682
Receivable from customers	830,084	—	830,084	—	830,084
Investments (1)	59,057	—	59,057	—	59,057

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$32,783	$32,783	$—	$—	$32,783
Bank call loans	195,700	—	195,700	—	195,700
Payables to brokers, dealers and clearing organizations:
Securities loaned	142,121	—	142,121	—	142,121
Payable to brokers	3,153	—	3,153	—	3,153
Securities failed to receive	13,173	—	13,173	—	13,173
Other	16,757	—	16,757	—	16,757
	175,204	—	175,204	—	175,204
Payables to customers	504,348	—	504,348	—	504,348
Securities sold under agreements to repurchase	456,090	—	456,090	—	456,090
Senior secured notes	150,000	—	150,282	—	150,282

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2016

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$48,671	$48,671	$—	$—	$48,671
Deposits with clearing organization	11,748	11,748	—	—	11,748
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	154,090	—	154,090	—	154,090
Receivables from brokers	25,768	—	25,768	—	25,768
Securities failed to deliver	6,172	—	6,172	—	6,172
Clearing organizations	26,081	—	26,081	—	26,081
Other	2,823	—	2,823	—	2,823
	214,934	—	214,934	—	214,934
Receivable from customers	847,386	—	847,386	—	847,386
Investments (1)	56,300	—	56,300	—	56,300

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$39,228	$39,228	$—	$—	$39,228
Bank call loans	145,800	—	145,800	—	145,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,875	—	179,875	—	179,875
Payable to brokers	610	—	610	—	610
Securities failed to receive	11,523	—	11,523	—	11,523
Other	29,381	—	29,381	—	29,381
	221,389	—	221,389	—	221,389
Payables to customers	449,946	—	449,946	—	449,946
Securities sold under agreements to repurchase	378,084	—	378,084	—	378,084
Senior secured notes	150,000	—	151,782	—	151,782

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2017, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.9 million and $nil, respectively.
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the condensed consolidated balance sheet and other income in the condensed consolidated statement of operations.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The futures contracts the Company used include U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts which are used primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of operations as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded on the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the condensed consolidated statement of operations as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of March 31, 2017 and December 31, 2016 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2017
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$62,550	$333
	TBA sale contracts	90,871	216
	ARS purchase commitments	6,654	878
		$160,075	$1,427
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,345,000	$726
Other contracts	Foreign exchange forward contracts	400	4
	TBAs	55,650	249
	TBA purchase contracts	90,871	536
	Forward start repurchase agreements	627,000	—
	ARS purchase commitments	19,781	359
		$5,138,702	$1,874

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended March 31, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$242
Other contracts	Foreign exchange forward contracts	Other revenue	4
	TBAs	Principal transactions revenue	(127)
	TBA sale contracts	Other revenue	(216)
	TBA purchase contracts	Other revenue	536
	ARS purchase commitments	Principal transactions revenue	315
			$754

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
			$(1,511)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of March 31, 2017, bank call loans were $195.7 million ($145.8 million as of December 31, 2016). As of March 31, 2017, such loans were collateralized by firm and customer securities with market values of approximately $152.8 million and $238.0 million, respectively, with commercial banks.
As of March 31, 2017, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $108.1 million under securities loan agreements.
As of March 31, 2017, the Company had pledged $256.3 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2017, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2017:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$677,748
Securities loaned:
Equity securities	142,121
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$819,869

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2017 and December 31, 2016:

As of March 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$225,554	$(221,658)	$3,896	$(3,896)	$—	$—
Securities borrowed (1)	160,295	—	160,295	(156,831)	—	3,464
Total	$385,849	$(221,658)	$164,191	$(160,727)	$—	$3,464

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$677,748	$(221,658)	$456,090	$(452,861)	$—	$3,229
Securities loaned (2)	142,121	—	142,121	(134,837)	—	7,284
Total	$819,869	$(221,658)	$598,211	$(587,698)	$—	$10,513

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$24,006	$—	$24,006	$(23,972)	$—	$34
Securities borrowed (1)	154,090	—	154,090	(150,510)	—	3,580
Total	$178,096	$—	$178,096	$(174,482)	$—	$3,614

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$378,084	$—	$378,084	$(376,273)	$—	$1,811
Securities loaned (2)	179,875	—	179,875	(171,991)	—	7,884
Total	$557,959	$—	$557,959	$(548,264)	$—	$9,695

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2017, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.9 million and $nil, respectively.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2017, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $155.1 million ($148.7 million as of December 31, 2016) and $225.5 million ($24.0 million as of December 31, 2016), respectively, of which the Company has sold and re-pledged approximately $28.2 million ($37.4 million as of December 31, 2016) under securities loaned transactions and $225.5 million under repurchase agreements ($24.0 million as of December 31, 2016).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $706.0 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2017 ($438.4 million as of December 31, 2016). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $152.9 million as of March 31, 2017 ($138.6 million as of December 31, 2016).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2017 are receivables from four major U.S. broker-dealers totaling approximately $95.0 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation ("NSCC"), the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2017 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2017, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of March 31, 2017 and December 31, 2016:

(Expressed in thousands)
	As of March 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$304,183	$712	$—	$—	$712
Private equity funds	26,300	12	—	2	14
Total	$330,483	$724	$—	$2	$726

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	As of December 31, 2016
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$296,807	$706	$—	$—	$706
Private equity funds	26,300	15	—	2	17
Total	$323,107	$721	$—	$2	$723

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

9.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2017	December 31, 2016
Senior Secured Notes	4/15/2018	$150,000	$150,000
Unamortized Debt Issuance Cost		(527)	(648)
		$149,473	$149,352
On April 12, 2011, the Company completed the placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") at par. The interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million of the Notes.
The indenture for the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company's obligations under the Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future. As of March 31, 2017, the Company was in compliance with all of its covenants.
As discussed in Note 3, "Discontinued operations," during 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. Under the indenture for the Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from the OMHHF asset sales must either be used within twelve months from the date of June 2, 2016 to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture or, if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds.
On March 15, 2017, the Company announced that it would be redeeming a total of $30.0 million of the Notes. The Company delivered to the holders of the Notes a notice of partial redemption, notifying such holders of the Company's intent to redeem on April 15, 2017 (the "Redemption Date") $30.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon to the Redemption Date. Upon completion of the redemption, $120.0 million aggregate principal amount of the Notes would remain outstanding. The Company used the net proceeds from the asset sales of OMHHF to finance the redemption of the Notes to be redeemed.
Interest expense for both the three months ended March 31, 2017 and 2016 on the Notes was $3.3 million.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

10.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Class A Stock outstanding, beginning of period	13,261,095	13,238,486
Issued pursuant to shared-based compensation plans	179,020	265,320
Repurchased and canceled pursuant to the stock buy-back	(257,783)	(240,274)
Class A Stock outstanding, end of period	13,182,332	13,263,532
Stock buy-back
On September 15, 2015, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 665,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,348,369 then issued and outstanding shares of Class A Stock ("New Program"). This authorization replaces the share repurchase program covering up to 675,000 shares of the Company's Class A Stock, which was announced on October 7, 2011.
During the three months ended March 31, 2017, the Company purchased and canceled an aggregate of 257,783 shares of Class A Stock for a total consideration of $4.4 million ($16.90 per share) under the New Program. As of March 31, 2017, 51,473 shares were available to be purchased under the New Program.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $50.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2017, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2017, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $26.4 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Eligible Investors for future buybacks continued to hold approximately $29.4 million of ARS principal value as of March 31, 2017. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of March 31, 2017, there were no ARS purchase commitments related to legal settlements extending past 2020.
The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS.
Oppenheimer Israel (OPCO) Ltd. ("OIL") entered into an agreement with the Israel Value-Added Tax ("VAT") Authority - Tel Aviv District (the "VAT Authority") in 2003 which stipulated the appropriate split between its domestic (subject to full VAT) and foreign (subject to zero VAT) business. The Company acquired OIL in January 2008 and continued to operate under the agreement reached with the VAT Authority. In June 2013, the VAT Authority commenced an examination of OIL. In August 2013, the VAT Authority issued an assessment of $5.8 million (21 Million NIS) for the period of August 2008 to June 2013 (the "Assessment") asserting that the 2003 written agreement was not valid for any period past 2003. Based on precedent case law, legal and tax advice, OIL filed an appeal of the Assessment in October 2013 with the VAT Authority. In October 2014, the VAT Authority rejected the appeal of the Assessment. In January 2015, OIL filed an appeal of the Assessment with the Israel District Court - Tel Aviv District which was due to be heard in the third quarter of 2017. During the first quarter of 2017, in four separate court decisions related to other companies, the Israeli courts found in favor of the VAT Authority including one case with substantially similar factual underpinnings. Based on these new developments, the Company determined that it was unlikely to prevail at either the District or Supreme Court and thus determined the best course of action was to settle the matter and has reached an agreement in principle with the VAT Authority to do so. During the first quarter of 2017, the Company recorded a charge of $6.4 million related to this matter. The Company believes that it is fully reserved for this matter as of March 31, 2017 based on the agreement in principle with the VAT Authority.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

On the same date the Order was issued, a division of the United States Department of the Treasury ("FinCEN") issued a Civil Monetary Assessment (the "Assessment") against Oppenheimer relating to potential violations of the Bank Secrecy Act ("BSA") and the regulations promulgated thereunder related primarily to, in the Company's view, the SEC matter discussed immediately above. Pursuant to the terms of the Assessment, Oppenheimer admitted that it violated the BSA and consented to the payment of a civil money penalty, which, as a result of the payments to the SEC described above, obligates Oppenheimer to make an aggregate payment of $10.0 million to FinCEN. On February 9, 2015, Oppenheimer made a payment of $5.0 million to FinCEN and agreed to make a second payment of $5.0 million before January 27, 2017 which payment was made to FinCEN on January 26, 2017.
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
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2017, the net capital of Oppenheimer as calculated under the Rule was $132.1 million or 12.33% of Oppenheimer's aggregate debit items. This was $110.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2017, Freedom had net capital of $5.7 million, which was $5.6 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. As of March 31, 2017, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 11.75% (required 4.5%);

•	Tier 1 Capital ratio 11.75% (required 6.0%); and

•	Total Capital ratio 13.27% (required 8.0%).
As of March 31, 2017, the regulatory capital of Oppenheimer Investments Asia Limited was $2.5 million, which was $2.1 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.
The Company's reportable segments are:
Private Client - includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;
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
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three months ended March 31, 2017 and 2016. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2017	2016
Revenue
Private client (1)	$137,389	$127,544
Asset management (1)	18,666	22,974
Capital markets	55,903	61,065
Corporate/Other	1,303	3,373
Total	$213,261	$214,956
Income (loss) before income taxes
Private client (1)	$28,762	$16,317
Asset management (1)	3,711	6,768
Capital markets	(12,614)	(6,798)
Corporate/Other	(26,884)	(23,627)
Total	$(7,025)	$(7,340)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(1)
Clients investing in the OAM advisory program are charged fees based on the value of assets under management. Advisory fees were allocated 22.5% to the Asset Management and 77.5% to the Private Client segments. Starting January 1, 2017, the Company determined it was appropriate to change the allocation to 10.0% to the Asset Management and 90.0% to the Private Client segments starting due to changes in the mix of the business over time and costs associated with it.

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2017 and 2016 was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2017	2016
Americas	$203,663	$203,469
Europe/Middle East	8,460	10,592
Asia	1,138	895
Total	$213,261	$214,956

14.    Subsequent events
On April 28, 2017, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 26, 2017 to holders of Class A Stock and Class B Stock of record on May 12, 2017.
On April 15, 2017, the Company redeemed $30.0 million aggregate principal amount of the Notes at a price equal to 100% of the principal. The remaining outstanding aggregate principal amount of the Notes is $120.0 million. See Note 9.

15.    Condensed consolidating financial information
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$906	$14,384	$47,131	$—	$62,421
Deposits with clearing organizations	—	—	41,902	—	41,902
Receivable from brokers, dealers and clearing organizations	—	—	232,682	—	232,682
Receivable from customers, net of allowance for credit losses of $761	—	—	830,084	—	830,084
Income tax receivable	43,251	28,284	—	(62,416)	9,119
Securities purchased under agreements to resell	—	—	3,896	—	3,896
Securities owned, including amounts pledged of $705,988, at fair value	—	23,742	978,963	—	1,002,705
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $23,866 and $7,300, respectively	—	—	33,808	—	33,808
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $85,672	—	21,489	5,862	—	27,351
Assets held for sale	—	—	1,330	—	1,330
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	83	927	109,530	—	110,540
Deferred tax assets	666	—	34,280	(34,946)	—
Investment in subsidiaries	583,798	473,618	—	(1,057,416)	—
Intercompany receivables	30,076	43,750	—	(73,826)	—
Total assets	$658,780	$718,752	$2,489,057	$(1,341,162)	$2,525,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$32,783	$—	$32,783
Bank call loans	—	—	195,700	—	195,700
Payable to brokers, dealers and clearing organizations	—	—	175,204	—	175,204
Payable to customers	—	—	504,348	—	504,348
Securities sold under agreements to repurchase	—	—	456,090	—	456,090
Securities sold but not yet purchased, at fair value	—	—	299,472	—	299,472
Liabilities held for sale	—	—	1,421	—	1,421
Accrued compensation	—	—	95,164	—	95,164
Accounts payable and other liabilities	6,193	34,248	58,808	—	99,249
Income tax payable	2,440	22,189	37,787	(62,416)	—
Senior secured notes, net of debt issuance cost of $527	149,473	—	—	—	149,473
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	22	48,868	(34,946)	13,944
Intercompany payables	—	62,163	11,663	(73,826)	—
Total liabilities	158,106	118,622	2,029,866	(283,746)	2,022,848
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	500,674	600,130	457,286	(1,057,416)	500,674
Noncontrolling interest	—	—	1,905	—	1,905
Total stockholders' equity	500,674	600,130	459,191	(1,057,416)	502,579
Total liabilities and stockholders' equity	$658,780	$718,752	$2,489,057	$(1,341,162)	$2,525,427

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$229	$10,284	$54,400	$—	$64,913
Deposits with clearing organizations	—	—	38,185	—	38,185
Receivable from brokers, dealers and clearing organizations	—	—	214,934	—	214,934
Receivable from customers, net of allowance for credit losses of $794	—	—	847,386	—	847,386
Income tax receivable	41,996	28,289	—	(64,469)	5,816
Securities purchased under agreements to resell	—	—	24,006	—	24,006
Securities owned, including amounts pledged of $438,385, at fair value	—	23,227	683,881	—	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,826 and $6,784, respectively	—	—	30,099	—	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,073	—	21,963	5,270	—	27,233
Assets held for sale	—	—	5,188	—	5,188
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	71	2,598	99,804	—	102,473
Deferred tax assets	394	309	37,961	(38,664)	—
Investment in subsidiaries	584,767	483,623	—	(1,068,390)	—
Intercompany receivables	37,906	37,914	—	(75,820)	—
Total assets	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$39,228	$—	$39,228
Bank call loans	—	—	145,800	—	145,800
Payable to brokers, dealers and clearing organizations	—	—	221,389	—	221,389
Payable to customers	—	—	449,946	—	449,946
Securities sold under agreements to repurchase	—	—	378,084	—	378,084
Securities sold but not yet purchased, at fair value	—	—	85,050	—	85,050
Liabilities held for sale	—	—	1,217	—	1,217
Accrued compensation	—	—	145,053	—	145,053
Accounts payable and other liabilities	2,868	34,920	57,552	—	95,340
Income tax payable	2,440	22,189	39,840	(64,469)	—
Senior secured notes, net of debt issuance costs of $648	149,352	—	—	—	149,352
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	7	51,794	(38,664)	13,137
Intercompany payables	—	62,205	13,615	(75,820)	—
Total liabilities	154,660	119,321	1,741,126	(291,511)	1,723,596
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	510,703	601,444	466,946	(1,068,390)	510,703
Noncontrolling interest	—	—	2,631	—	2,631
Total stockholders' equity	510,703	601,444	469,577	(1,068,390)	513,334
Total liabilities and stockholders' equity	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$86,717	$—	$86,717
Advisory fees	—	—	69,729	(320)	69,409
Investment banking	—	—	18,021	—	18,021
Interest	—	2,579	10,562	(2,576)	10,565
Principal transactions, net	—	6	5,367	—	5,373
Other	—	88	23,176	(88)	23,176
Total revenue	—	2,673	213,572	(2,984)	213,261
EXPENSES
Compensation and related expenses	338	—	143,540	—	143,878
Communications and technology	30	—	17,676	—	17,706
Occupancy and equipment costs	—	—	15,360	(88)	15,272
Clearing and exchange fees	—	—	5,854	—	5,854
Interest	3,281	—	4,651	(2,576)	5,356
Other	327	72	32,141	(320)	32,220
Total expenses	3,976	72	219,222	(2,984)	220,286
Income (loss) before income taxes	(3,976)	2,601	(5,650)	—	(7,025)
Income taxes	(1,528)	920	(1,079)	—	(1,687)
Net income (loss) from continuing operations	(2,448)	1,681	(4,571)	—	(5,338)

Discontinued operations
Income from discontinued operations	—	—	976	—	976
Income taxes	—	—	389	—	389
Net income from discontinued operations	—	—	587	—	587

Equity in earnings of subsidiaries	(2,399)	(4,080)	—	6,479	—
Net loss	(4,847)	(2,399)	(3,984)	6,479	(4,751)
Less net income attributable to noncontrolling interest, net of tax	—	—	96	—	96
Net loss attributable to Oppenheimer Holdings Inc.	(4,847)	(2,399)	(4,080)	6,479	(4,847)
Other comprehensive income	—	—	1,424	—	1,424
Total comprehensive loss	$(4,847)	$(2,399)	$(2,656)	$6,479	$(3,423)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$103,833	$—	$103,833
Advisory fees	—	—	66,379	(353)	66,026
Investment banking	—	—	12,383	—	12,383
Interest	—	2,557	13,052	(2,567)	13,042
Principal transactions, net	—	30	6,588	—	6,618
Other	—	78	13,054	(78)	13,054
Total revenue	—	2,665	215,289	(2,998)	214,956
EXPENSES
Compensation and related expenses	387	—	148,108	—	148,495
Communications and technology	28	—	17,652	—	17,680
Occupancy and equipment costs	—	—	14,981	(78)	14,903
Clearing and exchange fees	—	—	6,921	—	6,921
Interest	3,281	—	4,153	(2,567)	4,867
Other	673	3	29,107	(353)	29,430
Total expenses	4,369	3	220,922	(2,998)	222,296
Income (loss) before income taxes	(4,369)	2,662	(5,633)	—	(7,340)
Income taxes	(1,714)	1,004	(3,338)	—	(4,048)
Net income (loss) from continuing operations	(2,655)	1,658	(2,295)	—	(3,292)

Discontinued operations
Loss from discontinued operations	—	—	(657)	—	(657)
Income taxes	—	—	(40)	—	(40)
Net loss from discontinued operations	—	—	(617)	—	(617)

Equity in earnings of subsidiaries	(1,192)	(2,850)	—	4,042	—
Net loss	(3,847)	(1,192)	(2,912)	4,042	(3,909)
Less net loss attributable to noncontrolling interest, net of tax	—	—	(62)	—	(62)
Net loss attributable to Oppenheimer Holdings Inc.	(3,847)	(1,192)	(2,850)	4,042	(3,847)
Other comprehensive income	—	—	873	—	873
Total comprehensive loss	$(3,847)	$(1,192)	$(1,977)	$4,042	$(2,974)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$8,717	$4,100	$(54,803)	$—	$(41,986)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(1,550)	—	(1,550)
Cash used in investing activities	—	—	(1,550)	—	(1,550)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,480)	—	—	—	(1,480)
Cash dividends paid to noncontrolling interest	—	—	(816)	—	(816)
Repurchase of Class A non-voting common stock for cancellation	(4,357)	—	—	—	(4,357)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	—	—	—	(2,203)
Increase in bank call loans, net	—	—	49,900	—	49,900
Cash provided by (used in) in financing activities	(8,040)	—	49,084	—	41,044
Net increase (decrease) in cash and cash equivalents	677	4,100	(7,269)	—	(2,492)
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$906	$14,384	$47,131	$—	$62,421

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$5,740	$(2,467)	$(44,045)	$—	$(40,772)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(1,762)	—	(1,762)
Cash used in investing activities	—	—	(1,762)	—	(1,762)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,476)	—	—	—	(1,476)
Repurchase of Class A non-voting common stock for cancellation	(3,634)	—	—	—	(3,634)
Payments for employee taxes withheld related to vested share-based awards	(1,341)	—	—	—	(1,341)
Increase in bank call loans, net	—	—	48,100	—	48,100
Cash provided by (used in) financing activities	(6,451)	—	48,100	—	41,649
Net increase (decrease) in cash and cash equivalents	(711)	(2,467)	2,293	—	(885)
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$196	$119	$62,164	$—	$62,479

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2016.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2017, the Company provided its services from 93 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of March 31, 2017 totaled approximately $80.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At March 31, 2017, client assets under management totaled $25.8 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. At March 31, 2017, the Company employed 3,093 employees (3,039 full-time and 54 part-time), of whom approximately 1,159 were financial advisers.
Critical Accounting Policies
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in Note 2 to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2016. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2017, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 96%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and "Factors Affecting 'Forward-Looking Statements'" herein.

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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, CFTC, NFA, MSRB and FINRA in the United States, the FCA in the United Kingdom, the JFSC in the Isle of Jersey, the SFC in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. ("OIL") operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC and FINRA have increased their enforcement activities with the intent to bring more actions against firms and individuals with increased fines and sanctions for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules. Certain legislators continue to publicly advocate that the SEC has not taken adequate enforcement action against firms and individuals. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

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
In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new DOL rule, investment advice given to an employee benefit plan or an individual retirement account (IRA) is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will be required to meet "conflict of interest" standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.

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
The new fiduciary standard definitions for investment advice were effective on June 7, 2016 with an applicable date for compliance that was originally scheduled for April 10, 2017. On April 7, 2017, the DOL delayed compliance with the new rule until June 9, 2017. Full compliance with the BIC and other exemptions continues to be delayed until January 1, 2018. It is not clear whether further extensions will be granted.
Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules are subject to proposed changes and/or elimination.
However, given the breadth of the new definitions and rules, some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts may be impacted prior to the dates set forth above. The fiduciary rule may also have implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company is reviewing its business and operating models in light of these new rules as they are expected to bring significant structural and operational changes to the Company and are likely to have a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs. Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties. On February 3, 2017, President Trump issued an Executive Memorandum to the Acting Secretary of Labor. This Memorandum instructs the DOL to examine the fiduciary rule for potential harm to investor retirement savings, disruptions to the retirement savings industry, and increased litigation costs which would be passed to retirement investors. If it finds appropriate reasons, the DOL is ordered to work on a proposal that either revises or rescinds the fiduciary rule in a manner which is consistent with the law.
The Presidential Memorandum described above was widely expected to result in a delay of the fiduciary rule. On April 7, 2017, the DOL issued a delay of the effectiveness of the fiduciary rule until June 9, 2017. While a review of the fiduciary rule is ongoing, there is no guarantee that the Presidential Memorandum will result in a delay of the fiduciary rule's new effective date of June 9, 2017.

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
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("BREXIT"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain will define its status effective with its departure from the EC. BREXIT has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date which has led to the weakening of the British Pound. The Company has a London-based business and the ability for it to passport its employees into the EU, post-BREXIT is in considerable doubt. In addition, a number of its London-based employees do not hold British passports and their continued employment in London is also in doubt. Given the lack of clarity on the ultimate impact of the BREXIT vote, the Company cannot determine what, if any, impact this change may make on its operations, both inside and outside the United Kingdom.
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
The Trump Administration has announced its intention to ease the regulatory burden on businesses. There can be no assurance that such easing will in fact take place or that it will have a favorable impact on financial service providers such as the Company.

Pursuant to FINRA Rule 3130, the chief executive officers ("CEOs") of regulated broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2017.
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
On February 19, 2015, the Board of Directors of the Company (the "Board") formed a Special Committee of the Board (the "Special Committee") in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLP to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. As part of its engagement of the independent law firm, the Company agreed that the recommendations of the independent law firm be shared with the SEC. Moreover, Oppenheimer and OAM have agreed to adopt the recommendations made by the independent law firm unless the Company raises an objection based on a recommendation being unduly burdensome, impractical or inappropriate, and such objection is sustained by the SEC staff. The Company has implemented a substantial number of recommendations made by the independent law firm. On December 15, 2016, the Company's agreement with the independent law firm expired by its terms. The Company is currently awaiting receipt of certain reports from the independent law firm.
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
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2017, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. As of March 31, 2017, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $26.4 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $72.4 million of ARS at March 31, 2017 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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

Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $4.8 million or $0.36 basic net loss per share for the first quarter of 2017 compared with a net loss attributable to Oppenheimer Holdings Inc. of $3.8 million or $0.29 basic net loss per share for the first quarter of 2016. Loss before income taxes from continuing operations was $7.0 million for the first quarter of 2017, significantly impacted by a charge in the amount of $6.4 million, compared with a loss before income taxes from continuing operations of $7.3 million for the first quarter of 2016. The charge was related to a value-added tax ("VAT") assessment levied by the Israel VAT Authority for the period from August 2008 to the present on the Oppenheimer Israel business. Net income from discontinued operations was $587,000 for the first quarter of 2017 compared with a net loss from discontinued operations of $617,000 for the first quarter of 2016. Revenue from continuing operations for the first quarter of 2017 was $213.3 million compared with revenue from continuing operations of $215.0 million for the first quarter of 2016. Revenue from discontinued operations for the first quarter of 2017 was $998,000 compared with revenue from discontinued operations of $3.7 million for the first quarter of 2016.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2017 compared with the same period in 2016:

(Expressed in thousands)
	For the three Months Ended March, 31, 2017
	Amount Change	% Change
Revenue
Commissions	$(17,116)	(16.5)
Advisory fees	3,383	5.1
Investment banking	5,638	45.5
Interest	(2,477)	(19.0)
Principal transactions, net	(1,245)	(18.8)
Other	10,122	77.5
Total revenue	(1,695)	(0.8)
Expenses
Compensation and related expenses	(4,617)	(3.1)
Communications and technology	26	0.1
Occupancy and equipment costs	369	2.5
Clearing and exchange fees	(1,067)	(15.4)
Interest	489	10.0
Other	2,790	9.5
Total expenses	(2,010)	(0.9)
Loss before income taxes from continuing operations	315	(4.3)
Income taxes	2,361	(58.3)
Net loss from continuing operations	(2,046)	62.2

Discontinued operations
Income (loss) from discontinued operations	1,633	*
Income taxes	429	*
Net income (loss) from discontinued operations	1,204	*

Net loss	(842)	21.5
Less net income (loss) attributable to noncontrolling interest, net of tax	158	*
Net loss attributable to Oppenheimer Holdings Inc.	$(1,000)	26.0

*	Not comparable

Revenue
Commission revenue was $86.7 million for the three months ended March 31, 2017, a decrease of 16.5% compared with $103.8 million for the three months ended March 31, 2016 due to reduced transaction volumes from retail and institutional investors and a lower financial adviser headcount during the three months ended March 31, 2017.
Advisory fees were $69.4 million for the three months ended March 31, 2017, an increase of 5.1% compared with $66.0 million for the three months ended March 31, 2016 due to a higher level of client assets under management.
Investment banking revenue was $18.0 million for the three months ended March 31, 2017, an increase of 45.5% compared with $12.4 million for the three months ended March 31, 2016 due to higher merger and acquisition advisory fees and higher debt and equity underwriting income during the three months ended March 31, 2017.
Interest revenue was $10.6 million for the three months ended March 31, 2017, a decrease of 19.0% compared with $13.0 million for the three months ended March 31, 2016 due primarily to a decrease in interest earned on U.S. government and agency securities during the three months ended March 31, 2017.
Principal transactions revenue was $5.4 million for the three months ended March 31, 2017, a decrease of 18.8% compared with $6.6 million for the three months ended March 31, 2016 due to changes in the fair value of ARS partially offset by increases in the value of firm investments during the three months ended March 31, 2017.
Other revenue was $23.2 million for the three months ended March 31, 2017, an increase of 77.5% compared to $13.1 million for the three months ended March 31, 2016 due to higher fees earned on client deposits in the FDIC-insured bank deposit program and positive changes in the cash surrender value of Company-owned life insurance during the three months ended March 31, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $143.9 million during the three months ended March 31, 2017, a decrease of 3.1% compared with the three months ended March 31, 2016. The decrease was due to lower salaries, production-related, and share-based compensation expenses partially offset by higher incentive and deferred compensation expenses during the three months ended March 31, 2017. Compensation and related expenses as a percentage of revenue was 67.5% during the three months ended March 31, 2017 compared with 69.1% during the three months ended March 31, 2016.
Non-compensation expenses were $76.4 million during the three months ended March 31, 2017, an increase of 3.5% compared with $73.8 million during the three months ended March 31, 2016 due to the aforementioned charge of $6.4 million related to the VAT assessment on the Oppenheimer Israel business offset by lower legal and regulatory costs during the three months ended March 31, 2017.
The effective income tax rate from continuing operations for the three months ended March 31, 2017 was 24.0% compared with 55.1% for the three months ended March 31, 2016 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The effective tax rate for the first quarter of 2017 was primarily negatively impacted by certain foreign items for which the tax benefit was lower.

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three months ended March 31, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2017	2016	% Change
Revenue
Private Client (1)	$137,389	$127,544	7.7
Asset Management (1)	18,666	22,974	(18.8)
Capital Markets	55,903	61,065	(8.5)
Corporate/Other	1,303	3,373	(61.4)
	213,261	214,956	(0.8)
Income (Loss) before income taxes
Private Client (1)	28,762	16,317	76.3
Asset Management (1)	3,711	6,768	(45.2)
Capital Markets	(12,614)	(6,798)	85.6
Corporate/Other	(26,884)	(23,627)	13.8
	$(7,025)	$(7,340)	(4.3)

(1)	Effective January 1, 2017, the allocation of advisory fees between Private Client and Asset Management changed from 77.5% and 22.5% to 90.0% and 10.0%, respectively.
Private Client
Private Client reported revenue of $137.4 million for the first quarter of 2017, 7.7% higher than the first quarter of 2016 due to increased advisory fee revenue, higher fees earned on client deposits in the FDIC-insured bank deposit program and positive changes in the cash surrender value of Company-owned life insurance offset by lower retail commissions during the first quarter of 2017. Income before income taxes was $28.8 million for the first quarter of 2017, an increase of 76.3% compared with the first quarter of 2016 due to the aforementioned and lower production-related compensation costs as well as lower technology costs offset by higher deferred compensation costs during the first quarter of 2017.

•	Client assets under administration were $80.2 billion at March 31, 2017 compared with $77.2 billion at December 31, 2016, an increase of 2.6%.

•
Financial adviser headcount was 1,159 at the end of the first quarter of 2017 (1,158 at the end of the fourth quarter of 2016), down from 1,223 at the end of the first quarter of 2016. The decline in financial adviser headcount from the first quarter of 2016 has been a result of the Company's attention to productivity and compliance leading to attrition for less productive financial advisers and the elimination of financial advisers with compliance-related issues. The decline in headcount also has been impacted by retirements and normal attrition.

•
Retail commissions were $51.8 million for the first quarter of 2017, a decrease of 13.5% from the first quarter of 2016 due to reduced transaction volumes from retail investors and a lower financial adviser headcount during the first quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $51.4 million for the first quarter of 2017, an increase of 15.0% from the first quarter of 2016 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of client assets under management ("AUM") and the change in the allocation of advisory fees between the Private Client and Asset Management segments, effective January 1, 2017, which contributed to an increase of $5.2 million in revenue in the Private Client segment.

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $14.1 million during the first quarter of 2017 versus $7.5 million for the first quarter of 2016. The increase primarily was due to higher short-term interest rates during the first quarter of 2017.

Asset Management
Asset Management reported revenue of $18.7 million for the first quarter of 2017, 18.8% lower than the first quarter of 2016 due to the change in revenue allocation (see below). Income before income taxes was $3.7 million for the first quarter of 2017, a decrease of 45.2% compared with the first quarter of 2016.

•
Advisory fee revenue on traditional and alternative managed products was $18.0 million for the first quarter of 2017, a decrease of 15.5% over the first quarter of 2016. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $24.8 billion at December 31, 2016 ($24.1 billion at December 31, 2015) and are allocated to the Private Client and Asset Management business segments. Advisory fees decreased $5.2 million due to the change in the allocation of advisory fees between the Private Client and Asset Management segments which became effective January 1, 2017.

•
AUM increased 8.9% to $25.8 billion at March 31, 2017 compared with $23.7 billion at March 31, 2016, which is the basis for advisory fee billings for the second quarter of 2017. The increase in AUM was comprised of asset appreciation of $1.6 billion and net contributions of assets of $0.5 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2017:

(Expressed in millions)
	For the three months ended March 31, 2017
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$20,952	$795	$(440)	$630	$21,937
Institutional Fixed Income (2)	1,292	6	(5)	28	1,321
Alternative Investments:
Hedge funds (3)	2,344	31	(236)	247	2,386
Private Equity Funds (4)	186	—	—	(18)	168
	$24,774	$832	$(681)	$887	$25,812

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
Capital Markets
Capital Markets reported revenue of $55.9 million for the first quarter of 2017, 8.5% lower than the first quarter of 2016 due to lower institutional equities and fixed income commissions partially offset by higher advisory fees from investment banking activities during the first quarter of 2017. Loss before income taxes was $12.6 million for the first quarter of 2017, an increase of 85.6% compared with a loss before income taxes of $6.8 million for the first quarter of 2016 due primarily to the aforementioned charge of $6.4 million related to the VAT tax assessment on the Oppenheimer Israel business.

•
Institutional equities commissions decreased 18.6% to $24.0 million for the first quarter of 2017 compared with the first quarter of 2016 due to lower levels of portfolio activity by institutional clients.

•
Advisory fees from investment banking activities increased 44.0% to $7.2 million in the first quarter of 2017 compared with the first quarter of 2016 due to an increase in completed mergers and acquisitions activity during the first quarter of 2017.

•	Equity underwriting fees increased 21.0% to $3.4 million for the first quarter of 2017 compared with the first quarter of 2016.

•
Revenue from Taxable Fixed Income decreased 21.0% to $14.3 million for the first quarter of 2017 compared with the first quarter of 2016 due to lower institutional trading by our clients partially offset by higher debt capital markets activity during the first quarter of 2017.

•	Public Finance and Municipal Trading revenue decreased 2.0% to $5.0 million for the first quarter of 2017 compared with the first quarter of 2016.
Liquidity and Capital Resources
At March 31, 2017, total assets increased by 12.9% from December 31, 2016. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, uncommitted lines of credit, and warehouse facilities. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company's longer-term capital needs are met through the issuance of the 8.75% Senior Secured Notes due April 15, 2018 (the "Notes") (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At March 31, 2017, the Company had $195.7 million of such borrowings outstanding compared to outstanding borrowings of $145.8 million at December 31, 2016. The Company also has some availability of short-term bank financing on an unsecured basis.
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
As discussed in Note 3 and above, "Discontinued operations", the Company sold substantially all of the assets of its Commercial Mortgage Banking business which operates out of its OMHHF subsidiary for cash consideration of approximately $45.0 million in June 2016. Under the indenture for the Notes, OMHHF is a restricted subsidiary and the Company has pledged its equity interests in OMHHF as collateral for the Notes. Net proceeds received by the Company and restricted subsidiaries from the OMHHF asset sales must either be used within twelve months from the date of June 2, 2016 to make an offer to repurchase the Notes or to make an investment in Replacement Assets, as defined in the indenture or, if any such proceeds are not so applied, and the total thereof is at least $15.0 million, the Company must offer to purchase Notes at par with an aggregate principal amount equal to the amount of such proceeds. Accordingly on March 15, 2017, the Company announced its intention to redeem a total of $30.0 million of its Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. On April 15, 2017, $30.0 million of the Notes were redeemed plus accrued and unpaid interest.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.0 million and $387,000, respectively, at March 31, 2017. See Note 12 to the condensed consolidated financial statements appearing in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.8 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through March 31, 2017 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of OIL in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On April 12, 2011, the Company completed the private placement of $200.0 million in aggregate principal amount of 8.75% Senior Secured Notes due April 15, 2018 -at par. Interest on the Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million of the Notes. As indicated above, on April 15, 2017, $30.0 million of the Notes were redeemed plus accrued and unpaid interest. Upon completion of the redemptions on April 15, 2014 and April 15, 2017, $120.0 million aggregate principal amount of the Notes remains outstanding. See Note 9 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
On July 5, 2016, S&P affirmed the Company's 'B' Corporate Family rating and 'B' rating on the Notes and revised its outlook to positive from stable. On December 12, 2016, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B2' rating on the Notes and affirmed its positive outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $6.6 million in forgivable notes to employees (which are inherently illiquid) for the three months ended March 31, 2017 ($4.0 million for the three months ended March 31, 2016) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2017, bank call loans were $195.7 million ($145.8 million at December 31, 2016 and $148.3 million at March 31, 2016). The average daily bank loan outstanding for the three months ended March 31, 2017 was $141.1 million ($113.5 million for the three months ended March 31, 2016). The largest daily bank loan outstanding for the three months ended March 31, 2017 was $229.5 million ($192.2 million for the three months ended March 31, 2016). The average weighted interest rate on bank call loans applicable on March 31, 2017 was 1.81%.
At March 31, 2017, securities loan balances totaled $142.1 million ($179.9 million at December 31, 2016 and $143.2 million at March 31, 2016). The average daily securities loan balance for the three months ended March 31, 2017 was $154.5 million ($189.6 million for the three months ended March 31, 2016). The largest daily stock loan balance for the three months ended March 31, 2017 was $183.1 million ($241.7 million for the three months ended March 31, 2016).
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

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2017, the fair value of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.9 million and $nil, respectively.
At March 31, 2017, the gross balances of reverse repurchase agreements and repurchase agreements were $225.6 million and $677.7 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2017 was $240.7 million and $666.8 million, respectively ($346.9 million and $852.3 million, respectively, for the three months ended March 31, 2016). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2017 was $383.6 million and $812.9 million, respectively ($726.8 million and $1.2 billion, respectively, for the three months ended March 31, 2016).
At March 31, 2017, the gross leverage ratio was 5.0
Liquidity Management
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
In light of the pending maturity of the remainder of its Senior Secured Notes (8.75% due April 14, 2018), the Company is reviewing its alternatives and likely need for capital in future years.
Funding Risk

(Expressed in thousands)
	For the three months ended March 31,
	2017	2016
Cash used in operating activities	$(41,986)	$(40,772)
Cash used in investing activities	(1,550)	(1,762)
Cash provided by financing activities	41,044	41,649
Net decrease in cash and cash equivalents	$(2,492)	$(885)
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

Other Matters
During the first quarter of 2017, the Company purchased and canceled 257,783 shares of Class A Stock for a total consideration of $4.4 million pursuant to its share repurchase program.

On April 28, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B
Stock payable on May 26, 2017 to stockholders of record on May 12, 2017.
The book value of the Company's Class A and Class B Stock was $37.70 at March 31, 2017 compared to $38.22 at December 31, 2016, based on total outstanding shares of 13,281,997 and 13,360,760, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2017 was 13,399,250 compared to 13,379,827 outstanding for the same period in 2016.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2017, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2017, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $26.4 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2017, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At March 31, 2017, the amount of ARS held by the Company that was below investment grade was $225,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at March 31, 2017
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities Owned (1)	$92,300	$2,557	$89,743
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	26,435	(519)	26,954
Total	$118,735	$2,038	$116,697

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at March 31, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at March 31, 2017.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2017.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at March 31, 2017. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $29.4 million of ARS as of March 31, 2017.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.0 million as of March 31, 2017. The valuation adjustment is comprised of $2.6 million (unrealized loss) which represents the difference between the principal value and the fair value of the ARS the Company owns as of March 31, 2017 and $519,000 (unrealized gain) which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At March 31, 2017, the Company did not have any outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $29.4 million of ARS as of March 31, 2017. Since the Company was not committed to purchase this amount as of March 31, 2017, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 6 to the condensed consolidated financial statements appearing in Item 1 herein.
Contractual Obligations
The following table sets forth the Company's contractual obligations as of March 31, 2017:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations	$263,795	$41,603	$73,976	$49,556	$98,660
Committed Capital	1,251	1,251	—	—	—
Senior Secured Notes (1)(2)	167,063	41,813	125,250	—	—
ARS Purchase Commitments (3)	26,435	16,685	6,882	2,868	—
Total	$458,544	$101,352	$206,108	$52,424	$98,660

(1)	See Note 9 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest payable of $17.1 million through maturity.

(3)	See Note 11 to the condensed consolidated financial statements appearing in Item 1 for additional information.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including fluctuating oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the effectiveness of efforts to reduce costs and eliminate overlap, (xii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiii) the Company's ability to achieve its business plan, (xiv) corporate governance issues, (xv) the impact of the credit crisis and tight credit markets on business operations, (xvi) the effect of bailout, financial reform and related legislation including, without limitation, the Dodd-Frank Act and the Volcker Rule and the rules and regulations thereunder, (xvii) the consolidation of the banking and financial services industry, (xviii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xix) credit, operations, legal and regulatory risks, (xx) risks related to foreign operations, including those in the United Kingdom which may be affected by BREXIT, (xxi) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxii) risks related to the manipulation of LIBOR and concerns over high speed trading, (xxiii) potential cyber security threats, (xxiv) risks related to the lowering by S&P of its rating on the Company and on the Notes, and (xxv) risks related to elections results, Congressional gridlock, government shutdowns and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Item 1A – "Risk Factors" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2017, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" as well as "Factors Affecting 'Forward-Looking Statements'" herein.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $50 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer's participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made twelve offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and April 25, 2016. The Company's latest offer to purchase commenced on January 3, 2017 and terminated on March 20, 2017. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of March 31, 2017, the Company had purchased and holds (net of redemptions) approximately $92.3 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients a margin loan against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of March 31, 2017, Oppenheimer had extended margin loans to 5 holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2016 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2016, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of March 31, 2017, there were no pending ARS-related cases against Oppenheimer. As of March 31, 2017, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" herein.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. No hearing dates have been set in the JPMCC Arbitration. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.33 million). These Judgments were affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer, as an intervening party, requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.4 million). In an agreement executed by JPMCC on October 7, 2016, JPMCC settled the claims asserted by the plaintiffs in the above referenced matters for €3.9 million (approximately U.S. $4.14 million). Following the settlement, Oppenheimer continued to pursue its appeal to Germany's highest appellate court. In April 2017, Germany's highest appellate court, found that as a result of JPMCC's settlement with plaintiff, Oppenheimer's request for leave to appeal must be dismissed, stating that Oppenheimer could not continue its appeal once JPMCC settled the matter. Oppenheimer was not a party to the JPMCC settlement and believes it has meritorious defenses to the JMPCC Arbitration and intends to defend itself vigorously.
On October 21, 2015, plaintiff Enrico Vaccaro, individually and on behalf of others similarly situated, filed a putative class action complaint in the Supreme Court of the State of New York, County of New York, on behalf of purchasers of New Source Energy Partners, L.P. ("NSLP") 11% Series A Cumulative Convertible Preferred Units ("NSLP Complaint") for $48.3 million. Plaintiff named as defendants NSLP, as well as certain officers and directors of NSLP, and underwriters Oppenheimer, Stifel, Nicolaus & Company, Inc., Robert W. Baird & Co. Inc., Janney Montgomery Scott LLC, and Wunderlich Securities, Inc. Plaintiff alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act pursuant to and/or traceable to NSLP's prospectus supplement and accompanying prospectus filed with the SEC on May 7, 2015 and the base prospectus and shelf registration statement filed with the SEC and declared effective on April 21, 2014 ("NSLP Offering Documents"). The NSLP Complaint alleged that the NSLP Offering Documents failed to disclose certain cash flow problems facing NSLP and sought damages, equitable relief, and attorneys' fees and costs. On or around November 13, 2015, the defendants removed the state court action to the United States District Court for the Southern District of New York ("SDNY"). On or around March 30, 2016, NSLP filed with the SDNY notice of its March 15, 2016 voluntary petition for relief under chapter 7 title 11 of the United States Bankruptcy Code, which operates as an automatic stay of the claims as to NSLP. On June 20, 2016, plaintiffs filed an amended class action complaint ("NSLP Amended Complaint"), which seeks unspecified damages, including interest, punitive and exemplary damages, as well as rescission. On December 19, 2016, the SDNY dismissed the NSLP Amended Complaint without prejudice. On January 19, 2017, plaintiffs filed a Second Amended Complaint and on March 9, 2017, defendants filed motions to dismiss the Second Amended Complaint. Underwriter defendants, including Oppenheimer, believe they have meritorious defenses to the Second Amended Complaint.
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
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division where it remains) in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern, prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, defendants filed a motion for summary judgment seeking to dismiss all of plaintiffs' claims. The scheduled trial date in January 2017 has been canceled and no new trial date has been scheduled. Hearings on the defendants' motion for summary judgment are scheduled for May 2017. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

Oppenheimer Israel (OPCO) Ltd. ("OIL") entered into an agreement with the Israel Value-Added Tax ("VAT") Authority - Tel Aviv District (the "VAT Authority") in 2003 which stipulated the appropriate split between its domestic (subject to full VAT) and foreign (subject to zero VAT) business. The Company acquired OIL in January 2008 and continued to operate under the agreement reached with the VAT Authority. In June 2013, the VAT Authority commenced an examination of OIL. In August 2013, the VAT Authority issued an assessment of $5.8 million (21 Million New Israeli Shekel) for the period of August 2008 to June 2013 (the "Assessment") asserting that the 2003 written agreement was not valid for any period past 2003. Based on precedent case law, legal and tax advice, OIL filed an appeal of the Assessment in October 2013 with the VAT Authority. In October 2014, the VAT Authority rejected the appeal of the Assessment. In January 2015, OIL filed an appeal of the Assessment with the Israel District Court - Tel Aviv District which was due to be heard in the third quarter of 2017. During the first quarter of 2017, in four separate court decisions related to other companies, the Israeli courts found in favor of the VAT Authority including one case with substantially similar factual underpinnings. Based on these new developments, the Company determined that it was unlikely to prevail at either the District or Supreme Court and thus determined the best course of action was to settle the matter and has reached an agreement in principle with the VAT Authority to do so. During the first quarter of 2017, the Company recorded a charge of $6.4 million related to this matter. The Company believes that it is fully reserved for this matter as of March 31, 2017 based on the agreement in principle with the VAT Authority.

In August 2016, Claimant filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015 which purchases were not made through Claimant's account at Oppenheimer. Although Claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing is scheduled to commence in October 2017. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" in herein.

Item 1A. RISK FACTORS
During the three months ended March 31, 2017, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of 2017, the Company issued 179,020 shares of Class A Stock pursuant to the Company's share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)	In the three months ended March 31, 2017, the Company purchased and canceled 257,783 shares of Class A Stock for total consideration of $4.4 million ($16.90 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2017	20,850	$18.94	20,850	288,406
February 2017	82,919	16.75	82,919	205,487
March 2017	154,014	16.71	154,014	51,473
Total	257,783	$16.90	257,783	51,473

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of April, 2017.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)